Form 10-Q
period 2004-06-30
CORCEPT THERAPEUTICS INC
filed 2004-08-12
CIK 1088856

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

On August 9, 2004 there were 22,686,636 shares of common stock outstanding at a par value $.001 per share.

Form 10-Q

For the three and six months ended June 30, 2003 and 2004

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31, 2003	June 30, 2004
	(See Note 1)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,073,103	$35,235,142
Short-term investments	1,504,180	16,798,485
Prepaid expenses and other current assets	165,341	878,689

Total current assets	11,742,624	52,912,316
Long-term investment	—	3,160,107
Property and equipment, net of accumulated depreciation	531	—
Other assets	37,805	51,856

Total assets	$11,780,960	$56,124,279

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$321,806	$629,765
Accrued clinical expenses	334,362	483,917
Other accrued liabilities	357,818	286,882

Total current liabilities	1,013,986	1,400,564

Convertible note payable	523,689	—

Total liabilities	1,537,675	1,400,564

Commitments

Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; 6,768,558 shares issued and outstanding at December 31, 2003; (no shares designated or outstanding at June 30, 2004)	41,715,974
Stockholders’ equity (net capital deficiency):
Preferred Stock, $0.001 par value, undesignated; 10,000,000 shares authorized; no shares outstanding at June 30, 2004		—
Common stock, $0.001 par value; at December 31, 2003, 30,000,000 shares authorized, 9,334,982 shares issued and outstanding; at June 30, 2004, 140,000,000 shares authorized, 22,686,636 shares issued and outstanding	9,335	22,687
Additional paid-in capital	8,981,827	101,549,861
Notes receivable from stockholders	(246,258)	(246,258)
Deferred compensation	(2,279,524)	(2,496,955)
Deficit accumulated during the development stage	(37,937,426)	(44,072,096)
Accumulated other comprehensive loss	(643)	(33,524)

Total stockholders’ equity (net capital deficiency)	(31,472,689)	54,723,715

Total liabilities and stockholders’ equity	$11,780,960	$56,124,279

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from inception (May 13, 1998) to June 30, 2004
	2003	2004	2003	2004
Operating expenses:
Research and development*	$2,308,352	$2,569,419	$5,493,207	$4,146,003	$32,627,088
General and administrative*	614,625	1,125,027	295,715	2,118,472	12,628,355

Total operating expenses	2,922,977	3,694,446	5,788,922	6,264,475	45,255,443
Interest and other income, net	46,530	115,913	105,901	140,221	1,288,568
Interest expense	(5,208)	(5,208)	(10,416)	(10,416)	(105,221)

Net loss	$(2,881,655)	$(3,583,741)	$(5,693,437)	$(6,134,670)	$(44,072,096)

Basic and diluted net loss per share	$(0.37)	$(0.18)	$(0.73)	$(0.43)

Shares used in computing basic and diluted net loss per share	7,877,765	19,777,534	7,791,082	14,291,397

* Includes non-cash stock-based compensation expense (credits) of the following:
Research and development	$138,400	$117,140	$289,041	$258,142	$4,077,462
General and administrative	217,987	439,992	(726,500)	830,482	3,347,589

Total non-cash stock-based compensation	$356,387	$557,132	$(437,459)	$1,088,624	$7,425,051

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Period from inception (May 13, 1998) to June 30, 2004
	Six Months Ended June 30,
	2003	2004
Operating activities
Net loss	$(5,693,437)	$(6,134,670)	$(44,072,096)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	12,784	531	53,966
Amortization of deferred compensation, net of reversals	(471,459)	1,054,624	7,202,701
Expense related to stock issued for services	—	—	45,696
Expense related to stock issued in conjunction with license agreement	—	—	14,570
Expense related to stock issued below fair value	34,000	34,000	397,487
Interest accrued on convertible promissory notes	10,416	10,416	103,769
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(118,677)	(713,348)	(878,689)
Other assets	6,386	(14,051)	(51,856)
Accounts payable	(479,439)	307,959	629,765
Accrued liabilities	136,804	78,619	778,103

Net cash used in operating activities	(6,562,622)	(5,375,920)	(35,776,584)

Investing activities
Purchases of property and equipment	—	—	(53,966)
Purchases of short-term investments	(7,916,217)	(19,992,116)	(34,801,939)
Maturities of short-term investments	—	1,504,823	14,809,823

Net cash provided by (used in) investing activities	(7,916,217)	(18,487,293)	(20,046,082)

Financing activities
Proceeds from issuance of common stock, net of cash paid for issuance costs	—	49,025,252	49,099,160
Proceeds from issuance of convertible note payable	—	—	462,929
Proceeds from issuance of convertible promissory notes	—	—	1,080,000
Proceeds from repayment of stockholder note	37,300	—	37,300
Payment to repurchase common stock	—	—	(250)
Proceeds from issuance of convertible preferred stock, net of cash paid for issuance costs	—	—	40,378,669

Net cash provided by (used in) financing activities	37,300	49,025,252	91,057,808

Net (decrease) increase in cash and cash equivalents	(14,441,539)	25,162,039	35,235,142
Cash and cash equivalents at beginning of period	18,400,992	10,073,103	—

Cash and cash equivalents at end of period	$3,959,453	$35,235,142	$35,235,142

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

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue for at least the next several years. The Company plans to continue to finance its operations through the sale of its equity and debt securities. The Company’s ability to continue as a going concern is dependent upon successful execution of its financing strategy and, ultimately, upon achieving profitable operations. See Note 4 for discussion regarding the Company’s sale of shares of common stock in April 2004 in its initial public offering.

The accompanying unaudited balance sheet as of June 30, 2004 and statements of operations for the three-month and six-month periods ended June 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2003 included in the Company’s Registration Statement on Form S-1 (Registration No. 333-112676), as amended (the “Form S-1”). The accompanying balance sheet as of December 31, 2003 has been derived from audited financial statements at that date.

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

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Net Loss Per Share

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic and diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period less outstanding shares subject to repurchase. Outstanding shares subject to repurchase are not included in the computation of basic and diluted net loss per share until the Company’s time-based repurchase rights have lapsed.

Basic and diluted net loss per share has been computed as follows:

	Three-Months ended June 30,		Six-Months ended June 30,
	2003	2004	2003	2004
	(In thousands, except per share amounts)
Net loss applicable to common stockholders (numerator)	$(2,882)	$(3,584)	$(5,693)	$(6,135)

Shares used in computing historical basic and diluted net loss per share applicable to common stockholders (denominator)
Weighted-average common shares outstanding	9,335	20,011	9,419	14,672
Less weighted-average shares subject to repurchase	(1,457)	(233)	(1,628)	(381)

Denominator for basic and diluted net loss per share	7,878	19,778	7,791	14,291

Basic and diluted net loss per share applicable to common stockholders	$(0.37)	$(0.18)	$(0.73)	$(0.43)

In connection with the closing of the Company’s initial public offering in April 2004 (the “IPO”), shares of convertible preferred stock outstanding immediately prior to the closing automatically converted into 8,807,146 shares of common stock. These shares of common stock, together with the 4,500,000 shares of the Company’s common stock sold in the IPO, are reflected in the computation of basic and diluted net loss per share on a weighted average basis from the date of the IPO’s closing.

The Company has excluded the impact of all convertible preferred stock (prior to its automatic conversion into shares of common stock as described above), stock options and shares of common stock subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculations of diluted net loss per share was 10,572,996 and 2,789,075 for the three-month periods ended June 30, 2003 and 2004, respectively, and 10,744,621 and 6,470,022 for the six-month periods ended June 30, 2003 and 2004, respectively.

The basic and diluted net loss per share amounts for periods prior to this current period have been revised to reflect a change in the calculation of the weighted average number of shares outstanding used to compute net loss per share. Because these revisions relate only to the weighting of the shares used in the net loss per share computations, all of the information in the Company’s final prospectus dated April 14, 2004 and in the Company’s Form 10-Q for the three month period ended March 31, 2004 regarding the actual number of shares outstanding is correct. These changes also had no impact on the Company’s previously reported total operating expenses, net loss, cash flows or balance sheets for any period.

Revised figures for shares used as the denominator in computing basic and diluted net loss per share are: 5,375,764; 6,719,787 and 8,068,560 for the years ended December 31, 2001, 2002 and 2003, respectively, compared to: 5,980,897; 7,392,016 and 8,650,471, respectively, as originally reported. Revised figures for shares used as the denominator in computing basic and diluted net loss per share for the three months ended March 31, 2003 and 2004 are 7,703,435 and 8,805,270, respectively, compared to 7,894,069 and 8,959,793, respectively, as originally reported. Revised figures for shares used as the denominator in computing pro forma basic and diluted net loss per share are: 12,200,681; 15,282,718 and 17,534,237 for the years ended December 31, 2001, 2002 and 2003, respectively, compared to: 12,476,159; 15,596,674 and 17,757,617, respectively, as originally reported.

Revised basic and diluted net loss per share amounts are: $1.39; $2.75 and $1.22 for the years ended December 31, 2001, 2002 and 2003, respectively, compared to: $1.25; $2.50 and $1.13, respectively, as originally reported. Revised basic and diluted net loss per share amounts for the three months ended March 31, 2003 and 2004 are $0.37 and $0.29, respectively, compared to $0.36 and $0.28, respectively, as originally reported. Revised pro forma net loss per share amount for the year ended December 31, 2003 is $0.56 compared to the originally reported amount of $0.55 per share.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

As discussed above, the Company has changed the calculation of the weighted average number of shares outstanding used to compute net loss per share prior to this current period. The revised figures for the total number of shares excluded from the calculations of historical diluted net loss per share are: 10,866,732; 11,880,748 and 10,585,914 for the years ended December 31, 2001, 2002 and 2003, respectively, compared to: 9,021,344; 10,188,519 and 9,661,881, respectively, as originally reported. Revised figures for the total number of shares excluded from the calculations of diluted net loss per share for the three months ended March 31, 2003 and 2004 are 11,079,653 and 10,067,358, respectively, compared to 10,049,019 and 9,792,835, respectively, as originally reported.

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). Options granted to nonemployees are accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services (“EITF 96-18”), and are periodically remeasured as they are earned.

During the six-month period ended June 30, 2004, the Company granted options to purchase a total of 358,600 shares of common stock to employees at a weighted-average exercise price of $9.36. As a result the Company recognized $1,400,000 in deferred compensation for an employee stock option to purchase common stock granted at an exercise price deemed to be below the fair value of common stock on the date of grant. This amount will be amortized to expense over the vesting period, which is 5 years, using the graded vesting method.

The information set forth below regarding pro forma net loss prepared in accordance with SFAS 123 has been determined as if the Company had accounted for employee stock options under the fair value method proscribed by SFAS 123. The resulting effect on net loss pursuant to SFAS 123 is not likely to be representative of the effects in future years, due to the inclusion in subsequent years of additional grants and years of vesting.

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

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2003	2004	2003	2004
Net loss—as reported	$(2,881,655)	$(3,583,741)	$(5,693,437)	$(6,134,670)
Add back: Amortization of deferred compensation related to employees	319,033	517,184	875,554	1,000,138
Deduct: Stock-based employee compensation expense determined under SFAS 123	(360,634)	(823,893)	(1072,028)	(1,413,206)

Pro forma net loss	$(2,923,256)	$(3,890,450)	$(5,889,911)	$(6,547,738)

Net loss per share
As reported — basic and diluted	$(0.37)	$(0.18)	$(0.73)	$(0.43)
Pro forma — basic and diluted	$(0.37)	$(0.20)	$(0.76)	$(0.46)

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

As discussed above, basic and diluted net loss per share amounts prior to the current period have been revised to reflect a change in the calculation of the weighted average number of shares outstanding used to compute net loss per share. Revised pro forma net loss per share amounts reflecting the stock based employee compensation expense determined under SFAS 123 are: $1.29; $2.81 and $1.25 for the years ended December 31, 2001, 2002 and 2003, respectively, compared to: $1.16; $2.55 and $1.17, respectively, as originally reported. Revised pro forma net loss per share amounts reflecting the stock based employee compensation expense determined under SFAS 123 for the three months ended March 31, 2003 and 2004 are $0.39 and $0.30, respectively, compared to $0.38 and $0.30, respectively, as originally reported.

Recently Issued Accounting Standards

On March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payment - An Amendment of FASB Statements No. 123 and 95.” The proposed statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. As proposed, the new rules would be applied on a modified prospective basis as defined in the exposure draft, and would be effective for public companies for fiscal years beginning after December 15, 2004. The Company is in the process of assessing the impact that this proposed statement may have on its future financial condition and results of operations.

Reclassification

Certain data for the three-month and six-month period ended June 30, 2003 and the period from inception to June 30, 2004 have been reclassified to conform to the current presentation.

2. Convertible Note Payable

On June 30, 2004, the Company converted the note payable to the Institute for the Study of Aging into common stock. Under the terms of the note, the principal amount plus any unpaid interest could be converted into common stock of the Company upon completion of the initial public offering of the Company’s common stock at the offering price. At the date of conversion, the principal and accrued interest aggregating $534,105 was converted into 44,508 shares of common stock.

3. Commitments

In March 2004, the Company signed an agreement for a 2-year rat carcinogenicity study for further development of our lead product, CORLUX™, for the treatment of the psychotic features of psychotic major depression, or PMD. The total commitment under this agreement is $1.6 million with expected payments totaling $614,000 in 2004 and $493,000 per year in 2005 and 2006.

See Note 6 regarding a commitment entered into in July 2004.

4. Common Stock

Initial Public Offering

On April 19, 2004, the Company sold 4,500,000 shares of common stock in its initial public offering at a price of $12.00 per share. The net proceeds from the sale of these shares were approximately $49.0 million, after deducting the underwriting discounts and commissions and offering expenses.

Upon completion of the Company’s initial public offering, all outstanding shares of convertible preferred stock automatically converted into 8,807,146 shares of common stock in accordance with the conversion ratios stipulated in the respective preferred stock agreements. In addition, upon completion of the initial public offering, the Company’s authorized capital stock, after giving effect to an amendment and restatement of the Company’s certificate of incorporation in connection with the Company’s initial public offering, consists of 140,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

See discussion in Note 2 regarding the conversion of the Convertible Note Payable into common stock.

2004 Equity Incentive Plan

In March 2004, the Company’s board of directors and stockholders approved the 2004 Equity Incentive Plan, which became effective upon the completion of the initial public offering. The Company has reserved a total of 3,000,000 shares of its common stock for issuance under the 2004 Equity Incentive Plan. No additional options will be issued under the 2000 plan.

5. Comprehensive Loss

Comprehensive loss is comprised of net loss and the change in unrealized gains and losses on available-for-sale securities. The following table presents the components of comprehensive loss for the periods presented.

	Net Loss as reported	Change in Unrealized Gain (Loss)	Comprehensive Net Loss
Three-month periods ended:
June 30, 2003	$(2,881,655)	$1,477	$(2,880,178)
June 30, 2004	$(3,583,741)	$(33,524)	$(3,617,265)
Six-month periods ended
June 30, 2003	$(5,693,437)	$1,543	$(5,691,894)
June 30, 2004	$(6,134,670)	$(32,881)	$(6,167,551)

6. Subsequent Event

On July 30, 2004 the Company executed a clinical development agreement with a contract research organization to assist us in the oversight of clinical trial activities at various institutions in connection with a planned pivotal trial of CORLUX for the psychotic features of PMD. This agreement, which reflects a total commitment estimated to be $7.6 million, may be terminated by us at any time upon thirty days’ written notice.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the “Factors that May Affect Future Results” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the “Factors that May Affect Future Results” and “Overview” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

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

Historically, we have financed our operations and internal growth primarily through private placements of our preferred stock and the public sale of common stock rather than through collaborative or partnership agreements. Therefore, we have no research funding or collaborative payments payable to us. The loan we received from one research institution was converted into common stock on June 30, 2004.

We are in the development stage and have incurred significant losses since our inception because we have not generated any revenue, and do not expect to generate any revenue for the foreseeable future. As of June 30, 2004 we had a deficit accumulated of approximately $44.1 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for CORLUX, drug discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing process development and regulatory activities, as well as general and administrative expenses. We expect to continue to incur net losses over the next several years as we complete our CORLUX clinical trials, apply for regulatory approvals, expand development of GR-II antagonists for new indications, acquire and develop treatments in other therapeutic areas, establish sales and marketing capabilities and expand our operations.

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

RESULTS OF OPERATIONS

Three- and Six- Month Periods Ended June 30, 2004 and 2003

Research and development expenses. Research and development expenses include the personnel costs related to our development activities including non-cash stock-based compensation, as well as the costs of pre-clinical studies, clinical trial preparations, enrollment and monitoring expenses, regulatory costs and the costs of manufacturing development.

Research and development expenses increased 11% to $2.6 million for the three months ended June 30, 2004, from $2.3 million for the three months ended June 30, 2003. There was an increase of $500,000 in clinical trial expenses in the second quarter of 2004 necessary to prepare for the commencement of pivotal clinical trials for the treatment of the psychotic features of PMD using CORLUX. These trials are expected to commence during the second half of 2004. Included in this increased spending was a $300,000 increase in costs for the production of clinical supplies and $200,000 in preclinical activity. There was also an increase in discovery research spending of $68,000. Partially offsetting this increase was a $300,000 decrease in the costs of the Alzheimer’s disease trial compared to spending in the first quarter of 2003 when significant commencement expenses for that trial were incurred.

Research and development expenses decreased 25% to $4.1 million for the six months ended June 30, 2004, from $5.5 million for the six months ended June 30, 2003. This was primarily attributable to a decrease in clinical trial expenses of approximately $1.5 million due to the completion of a double-blind PMD clinical trial in early 2003 and by a decrease of approximately $200,000 in the costs of the Alzheimer’s disease trial. Partially offsetting these decreases were increased spending of $75,000 for discovery research, $150,000 for preclinical programs in PMD and $140,000 for production of clinical supplies.

Below is a summary of our research and development expenses by major project:

	Three Months ended June 30,		Six Months ended June 30,
Project	2003	2004	2003	2004
	(in thousands)
CORLUX for the treatment of the psychotic features of PMD	$1,321	$1,843	$3,694	$2,517
CORLUX for the treatment of mild to moderate Alzheimer’s disease	361	53	452	238
Drug discovery research	488	556	1,058	1,133

Total research and development expense (excluding non-cash stock-based compensation)	$2,170	$2,452	$5,204	$3,888

We expect that research and development expenditures will increase substantially during the remainder of 2004 and subsequent years due to the continuation and expansion of clinical trials and other development activities of CORLUX for PMD and Alzheimer’s disease, the initiation of trials of CORLUX for other indications and additional study expenditures for new GR-II antagonists and other pharmaceutical candidates.

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

General and administrative expenses increased 83% to $1.1 million for the three months ended June 30, 2004, from $614,600 for the three months ended June 30, 2003. This increase of $510,400 was attributable to an increase of $220,000 in non-cash stock-based compensation due to the amortization of the deferred compensation for stock options to new employees in 2004 and increases in patent, legal and professional fees of $150,000, staffing costs of $75,000 and insurance costs of $65,000.

General and administrative expenses increased to $2.1 million for the six months ended June 30, 2004, from $295,700 for the six months ended June 30, 2003. This increase of $1.8 million was primarily attributable to an increase in non-cash stock-based compensation of $1.6 million and increases in patent, legal and professional fees of $270,000, and insurance costs of $65,000. During the quarter ended March 31, 2003, upon the termination of an employee and the reduction in service of a director, we recorded a reversal of $1.4 million of stock-based compensation expense, which represents the difference between the expense recorded under the graded-vesting method and the expense that would have been recorded based upon the vesting of the related options.

We expect that general and administrative expenses will increase during the remainder of 2004 and subsequent years due to increasing payroll and non-cash stock-based compensation as we add additional personnel, support costs for our commercialization efforts, costs associated with growth in our market research activities, and expanded operational infrastructure. An increase in general and administrative expenses is also expected to accompany our infrastructure growth associated with our public company reporting and governance activities.

Interest and other income, net. Interest and other income, net, increased approximately $69,000 to $116,000 for the three months ended June 30, 2004, as compared with $47,000 for the three months ended June 30, 2003. The increase was principally attributable to higher average cash, cash equivalents, and investment balances during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, due to the investment of the net proceeds from the initial public offering in April 2004.

Interest and other income, net, increased approximately $34,000 to $140,000 for the six months ended June 30, 2004 from $106,000 for the six months ended June 30, 2003. The increase was attributable to the investment of the net proceeds from the initial public offering in April 2004.

Interest expense. Interest expense of $5,200 for the three months ended June 30, 2004 and 2003 and $10,400 for the six months ended June 30, 2004 and 2003 represents interest on our convertible note payable to the Institute for the Study of Aging. The note was converted into common stock on June 30, 2004.

Liquidity and Capital Resources

We have incurred operating losses since inception, and at June 30, 2004 we had a deficit accumulated during the development stage of $44.1 million. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities to fund our operations.

At June 30, 2004, we had cash and investment balances of $55.2 million, compared to $11.6 million at December 31, 2003. Net cash used in operating activities for the six months ended June 30, 2004 was $5.4 million as compared with $6.6 million for the six months ended June 30, 2003. The use of cash in each period was primarily a result of expenditures associated with our research and development activities and amounts incurred to develop our administrative infrastructure. The decrease in cash used in operating activities was due to the completion of two PMD trials in 2003, which was partially offset by increased spending, particularly in the second quarter of 2004, to prepare for the commencement of pivotal clinical trials for the treatment of the psychotic features of PMD using CORLUX. These trials are expected to commence during the second half of 2004. We expect cash used in operating activities to continue to increase substantially during the remainder of 2004 and later years due to the continuation and expansion of clinical trials, research activities and general and administrative expenses.

In April 2004 we received net proceeds of approximately $49.0 million from the sale of 4,500,000 shares of common stock in our initial public offering. We believe that the net proceeds from this sale, together with our current cash balances and interest thereon, will enable us to complete our ongoing and planned clinical trials reflected in the “Overview” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operation, to conduct appropriate development studies and to satisfy our other anticipated cash needs for operating expenses for at least the next two years. However, we cannot be certain that additional funding will not be required during this two-year period and, if required, will be available on acceptable terms, or at all. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to certain of our technologies or products, including potentially our lead product, that we would otherwise seek to develop on our own.

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

On July 30, 2004 the Company executed a clinical development agreement with a contract research organization to assist us in the oversight of clinical trial activities at various institutions in connection with a planned pivotal trial of CORLUX for the psychotic features of PMD. The total commitment under this agreement is estimated to be $7.6 million with expected payments totaling approximately $2.0 million in 2004, $5.0 million in 2005 and $600,000 in 2006. The agreement may be terminated by us at any time upon thirty days’ written notice.

Critical Accounting Estimates

We believe there have been no significant changes in our critical accounting estimates during the three and six months ended June 30, 2004 as compared to what was previously disclosed in our Form S-1 related to our initial public offering.

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

Deferred stock-based compensation related to option grants to non-employees represents the difference between the exercise price of an option and the fair value of our common stock on the date that these options vest. This amount is amortized to expense on a straight-line basis over the vesting period.

Clinical trials. We recorded accruals for estimated preclinical and clinical study costs of approximately $334,000 as of December 31, 2003 and $484,000 as of June 30, 2004. The related costs are a significant component of our research and development expenses. We make significant judgments and estimates in determining the accrual balance in each reporting period. Accrued clinical trial costs are based on estimates of the work completed under the service agreements, milestones achieved, patient enrollment and past experience with similar contracts. Our estimate of the work completed and associated costs to be accrued includes our assessment of the information received from our third-party contract research organizations and the overall status of our clinical trial activities. In the past, we have not experienced any material deviations between accrued clinical trial expenses and actual clinical trial expenses. However, actual services performed, number of patients enrolled and the rate of patient enrollment may vary from our estimates, resulting in adjustments to clinical trial expense in future periods.

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

We are a development stage company with no current source of product revenue. We have a limited history of operations and have focused primarily on clinical trials, and if the outcome of future clinical trials support it, we plan to seek FDA regulatory clearance to market CORLUX for the treatment of the psychotic features of PMD. Historically, we have funded our operations primarily from the sale of our equity securities. We have incurred losses in each year since our inception in 1998. As of June 30, 2004, we had an accumulated deficit of approximately $44.1 million. We do not know when or if we will generate product revenue. We expect our research and development expenses to increase in connection with the planned pivotal clinical trials and other development activities for CORLUX and for other product candidates. We expect to incur significant sales and marketing expenses related to our market research activities for CORLUX and our development of a sales and marketing staff. As a result, we expect that our losses will increase for the foreseeable future. We are unable to predict the extent of any future losses or whether or when we will become profitable.

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

Many factors could harm our efforts to develop and commercialize CORLUX, including

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

We have submitted the protocols for our first two pivotal clinical trials to the FDA for a special protocol assessment, or SPA, pursuant to which the FDA will assess whether the protocols are adequate to meet the scientific and regulatory requirements necessary to support marketing approval of CORLUX for the treatment of the psychotic features of PMD. We are in active dialogue with the FDA concerning the design of these trials. In connection with the assessment, we may decide, or the FDA may require us, to modify one or both of the protocols by, for example, changing the proposed primary endpoint, other endpoints, the size of the study or otherwise, which may result in a delay in the completion of our clinical trials.

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

We rely on clinical investigators and clinical sites to enroll patients and other third parties to manage our trials and to perform related data collection and analysis. However, we may not be able to control the amount and timing of resources that the clinical sites that conduct the clinical testing may devote to our pivotal clinical trials. If these clinical investigators and clinical sites fail to enroll a sufficient number of patients in our pivotal clinical trials, we will be unable to complete these trials, which could prevent us from obtaining regulatory approvals for CORLUX.

We have contracted with Scirex Corporation and PPD Development, LP, or PPD, to monitor clinical site performance and to perform investigator supervision, data collection and analysis in our pivotal clinical trials. In addition, we have identified approximately 50 clinical sites for our pivotal clinical trials and are in the process of qualifying those sites and negotiating contracts with them to conduct clinical testing. We may not be able to maintain these relationships with Scirex and PPD or to establish relationships with qualified clinical sites without undue delays or excessive expenditures. Any delay in contracting with qualified clinical sites to conduct our clinical testing may delay the completion of our pivotal clinical trials or the commercialization of CORLUX.

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

We intend to market our products in international markets. Outside the United States, we can market a product only if we receive a marketing authorization and, in some cases, pricing approval, from the appropriate regulatory authorities. This foreign regulatory approval process includes all of the risks, and in some cases, additional risks, associated with the FDA approval process. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. We have not taken any actions to obtain foreign approvals. We may not develop our products in the clinic in order to obtain foreign regulatory approvals on a timely basis, if at all.

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

We currently have no experience in, and we do not own facilities for, manufacturing any products. We have a contract with ScinoPharm Taiwan, Ltd., a manufacturer of the active pharmaceutical ingredient, or API, of mifepristone and a contract with KP Pharmaceutical Technology, Inc., a tablet manufacturer for CORLUX. If we are unable to reach an agreement acceptable to us with a second API manufacturer that we have identified, ScinoPharm will be a single source supplier. Our agreement with ScinoPharm is terminable by either party at any time. The possible second API manufacturer we have identified and ScinoPharm both obtain the raw material they use to manufacture mifepristone from the same single source supplier. KP Pharmaceutical is a single source supplier to us as well. Our agreement with KP Pharmaceutical is effective through February 2005, but may be extended by mutual agreement. We have identified an alternative tablet manufacturer but have not yet entered into an agreement with this potential supplier. If we are unable, for whatever reason, to obtain the active pharmaceutical ingredient or CORLUX tablets from our contract manufacturers, we may not be able to manufacture in a timely manner, if at all.

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

We anticipate that our existing capital resources will enable us to maintain currently planned operations through at least the next two years. However, our expectations are based on our current operating plan, which may change as a result of many factors, including:

•	the costs and timing of our clinical trials;

•	the results of our research efforts and clinical trials;

•	the timing of the approval by the FDA, if any, to market CORLUX for the treatment of the psychotic features of PMD;

•	developments or disputes concerning patents or proprietary rights, including announcements of claims of infringement, interference or litigation against us or our licensors;

•	actual or anticipated fluctuations in our operating results;

•	changes in our growth rates;

•	the timing of commercialization of CORLUX and future product candidates; and

•	changes in the reimbursement policies of third-party insurance companies or government agencies.

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

As we expand our research and development efforts and develop a sales and marketing organization, we expect to experience substantial growth, which may strain our operations, product development and other managerial and operating resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. To date, we have relied on a small management team, including a number of part-time contributors. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

•	manage our research and development efforts effectively;

•	manage our clinical trials effectively;

•	integrate additional management, administrative and sales and marketing personnel;

•	expand the size and composition of our management team;

•	develop our administrative, accounting and management information systems and controls; and

•	hire and train additional qualified personnel.

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

Risks Related to Our Stock

The market price of our common stock may be highly volatile. We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. Since initial trading of our stock began on April 14, 2004 through August 4, 2004 our average daily trading volume has been approximately 65,000 shares and our price has ranged from $12.65 to $4.90. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss. As of June 30, 2004, our cash and cash equivalents and short-term and long-term investments consisted of money market funds maintained at major U.S. financial institutions, commercial paper, government agency obligations, and corporate bonds with a credit quality of A2/A or higher. To minimize our exposure to interest rate market risk, we have limited the weighted average maturity of our fixed rate investments to less than eighteen months. Due to the short-term nature of these instruments, a 1% increase or decrease in market interest rates would not have a material adverse impact on the total value of our portfolio as of June 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation as of June 30, 2004, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of June 30, 2004 to provide reasonable assurance that the objectives of our disclosure control system were met.

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

SEC registration fee	$10,000
NASD filing fee	10,000
Nadaq National Market listing fee	100,000
Blue sky qualification fees and expenses	15,000
Printing and engraving expenses	65,500
Legal fees and expenses we need revised number here	539,400
Accounting fees and expenses	210,000
Transfer Agent fees	1,800
Travel and other miscellaneous	248,300

Total	$1,200,000

After deducting the underwriting discounts and commissions and the estimated offering expenses described above, we received net proceeds from the offering of approximately $49.0 million. During the quarter ended June 30, 2004, approximately $2.0 million of the net proceeds was used for research and development activities and approximately $600,000 was used for general and administrative activities with the balance being placed in temporary investments for future use as needed.

Our Series A Preferred Stock, Series B Preferred Stock, Series BB Preferred Stock and Series C Preferred Stock converted to common stock in April 2004 in connection with our initial public offering.

On June 30, 2004, the Company converted the note payable to the Institute for the Study of Aging into common stock. Under the terms of the note, the principal amount plus any unpaid interest could be converted into common stock of the Company upon completion of the initial public offering of the Company’s stock at the offering price. At the date of conversion, the principal and accrued interest aggregating $534,105 was converted into 44,508 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

(b) Reports on Form 8-K

On May 28, 2004 we filed a report on Form 8-K to report the release of financial results for the quarter ended March 31, 2004.

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

CORCEPT THERAPEUTICS INCORPORATED

Date: Aug. 12, 2004	/s/ JOSEPH K. BELANOFF
Joseph K. Belanoff, M.D., Chief Executive Officer.

Date: Aug. 12, 2004	/s/ Fred Kurland
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