Form 10-Q
period 2004-09-30
CORCEPT THERAPEUTICS INC
filed 2004-11-15
CIK 1088856

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On November 3, 2004 there were 22,693,813 shares of common stock outstanding at a par value $.001 per share.

Form 10-Q

For the three and nine months ended September 30, 2003 and 2004

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31, 2003	September 30, 2004
	(See Note 1)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,073,103	$22,023,562
Short-term investments	1,504,180	26,882,465
Prepaid expenses and other current assets	165,341	672,859

Total current assets	11,742,624	49,578,886
Long-term investments	—	2,853,646
Property and equipment, net of accumulated depreciation	531	—
Other assets	37,805	56,500

Total assets	$11,780,960	$52,489,032

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$321,806	$980,479
Accrued clinical expenses	334,362	338,960
Other accrued liabilities	357,818	314,554

Total current liabilities	1,013,986	1,633,993
Convertible note payable	523,689	—

Total liabilities	1,537,675	1,633,993
Commitments
Convertible preferred stock, $0.001 par value, issuable in series; 10,000,000 shares authorized and 6,768,558 shares issued and outstanding at December 31, 2003; no shares outstanding at September 30, 2004	41,715,974	—

Stockholders’ equity (net capital deficiency):
Common stock, $0.001 par value; 30,000,000 shares authorized, 9,334,982 shares issued and outstanding at December 31, 2003; 22,686,636 shares issued and outstanding at September 30, 2004	9,335	22,687
Additional paid-in capital	8,981,827	101,410,794
Notes receivable from stockholders	(246,258)	(246,258)
Deferred compensation	(2,279,524)	(2,143,566)
Deficit accumulated during the development stage	(37,937,426)	(48,160,861)
Accumulated other comprehensive loss	(643)	(27,757)

Total stockholders’ equity (net capital deficiency)	(31,472,689)	50,855,039

Total liabilities and stockholders’ equity	$11,780,960	$52,489,032

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from inception (May 13, 1998) to September 30, 2004
	2003	2004	2003	2004
Operating expenses:
Research and development*	$1,548,097	$3,098,255	$7,041,304	$7,244,258	$35,725,343
General and administrative*	613,911	1,159,711	909,626	3,278,183	13,788,066

Total operating expenses	2,162,008	4,257,966	7,950,930	10,522,441	49,513,409
Interest and other income, net	37,813	169,201	143,714	309,422	1,457,769
Interest expense	(5,208)	—	(15,624)	(10,416)	(105,221)

Net loss	$(2,129,403)	$(4,088,765)	$(7,822,840)	$(10,223,435)	$(48,160,861)

Basic and diluted net loss per share	$(0.26)	$(0.18)	$(0.99)	$(0.60)

Shares used in computing basic and diluted net loss per share	8,186,811	22,532,466	7,924,441	17,058,475

* Includes non-cash stock-based compensation expense (credits) of the following
Research and development	$127,075	$(140,481)	$416,116	$117,661	$3,936,981
General and administrative	190,416	354,803	(536,084)	1,185,285	3,702,392

Total non-cash stock-based compensation	$317,491	$214,322	$(119,968)	$1,302,946	$7,639,373

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,		Period from inception (May 13, 1998) to September 30, 2004
	2003	2004
Operating activities
Net loss	$(7,822,840)	$(10,223,435)	$(48,160,861)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	18,372	531	53,966
Amortization of deferred compensation, net of reversals	(170,968)	1,251,946	7,400,023
Expense related to stock issued for services	—	—	45,696
Expense related to stock issued in conjunction with license agreement	—	—	14,570
Expense related to stock issued below fair value	51,000	51,000	414,487
Interest accrued on convertible promissory notes	15,624	10,416	103,769
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(51,994)	(507,518)	(672,859)
Other assets	2,160	(18,695)	(56,500)
Accounts payable	(488,475)	658,673	980,479
Accrued liabilities	(27,880)	(38,666)	660,818

Net cash used in operating activities	(8,475,001)	(8,815,748)	(39,216,412)

Investing activities
Purchases of property and equipment	—	—	(53,966)
Purchases of investments	(11,957,077)	(31,713,868)	(46,523,691)
Maturities of investments	9,409,119	3,454,823	16,759,823

Net cash used in investing activities	(2,547,958)	(28,259,045)	(29,817,834)

Financing activities
Proceeds from issuance of common stock, net of cash paid for issuance costs	—	49,025,252	49,099,160
Proceeds from issuance of convertible note payable	—	—	462,929
Proceeds from issuance of convertible promissory notes	—	—	1,080,000
Proceeds from repayment of stockholder note	37,300	—	37,300
Payment to repurchase common stock	—	—	(250)
Proceeds from issuance of convertible preferred stock, net of cash paid for issuance costs	—	—	40,378,669

Net cash provided by financing activities	37,300	49,025,252	91,057,808

Net (decrease) increase in cash and cash equivalents	(10,985,659)	11,950,459	22,023,562
Cash and cash equivalents at beginning of period	18,400,992	10,073,103	—

Cash and cash equivalents at end of period	$7,415,333	$22,023,562	$22,023,562

Supplemental disclosure of non-cash financing activities:
Conversion of convertible promissory notes and accrued interest
to common stock	$—	$534,105	$534,105

to convertible preferred stock	$—	$—	$1,081,155

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Corcept Therapeutics Incorporated (the “Company” or “Corcept”) was incorporated in the state of Delaware on May 13, 1998, and its facilities are located in Menlo Park, California. Corcept is a pharmaceutical company engaged in the development of human medicines for the treatment of severe psychiatric and neurological diseases.

The Company’s primary activities since incorporation have been establishing its offices, recruiting personnel, conducting research and development, performing business and financial planning, raising capital, and overseeing clinical trials. Accordingly, the Company is considered to be in the development stage.

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company plans to continue to finance its operations through the sale of its equity and debt securities. The Company’s ability to continue as a going concern is dependent upon successful execution of its financing strategy and, ultimately, upon achieving profitable operations. See Note 4 for discussion regarding the Company’s sale of shares of common stock in April 2004 in its initial public offering.

The accompanying unaudited balance sheet as of September 30, 2004 and statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2003 included in the Company’s Registration Statement on Form S-1 (Registration No. 333-112676), as amended (the “Form S-1”). The accompanying balance sheet as of December 31, 2003 has been derived from audited financial statements at that date.

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

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services (“EITF 96-18”), and are periodically remeasured as they are earned.

Deferred stock-based compensation related to option grants to employees and directors represents the difference between the exercise price of an option and the deemed fair value of our common stock on the date of the grant. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense over the vesting period of the underlying options, generally five years. The Company’s policy is to use the graded-vesting method for recognizing compensation costs for fixed employee awards. The Company amortizes the deferred stock-based compensation of employee options on the graded-vesting method over the vesting periods of the applicable stock options. The graded-vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method. Upon termination of employment, the difference between the expense recorded under the graded-vesting method and the expense that would have been recorded based upon the vesting of the related option is required to be reversed upon such termination.

Deferred stock-based compensation related to option grants to non-employees represents the difference between the exercise price of an option and the fair value of our common stock on the date that these options vest. This amount is amortized to expense on a straight-line basis over the vesting period.

During the nine-month period ended September 30, 2004, the Company granted options to purchase a total of 518,600 shares of common stock to employees at a weighted-average exercise price of $8.23. The Company was required to recognize $1,400,000 in deferred compensation for an employee stock option to purchase common stock granted in February 2004, prior to the Initial Public Offering (the “IPO”) of our common stock, at an exercise price deemed to be below the fair value of common stock on the date of grant. This amount will be amortized to expense over the vesting period, which is 5 years, using the graded vesting method.

During the quarter ended September 30, 2004, a research employee changed their status to that of a consultant. We recorded a reversal of approximately $234,000 of previously recorded stock-based compensation expense, which represents the difference between the expense recorded under the graded-vesting method and the expense that would have been recorded based upon the rights to options that vested during the individual’s service as an employee. Certain of the options previously granted to this individual will continue to vest as the individual provides consulting services to the Company, and therefore, the Company recognized $154,000 of deferred compensation attributable to the fair value of the remaining option rights to be vested as a consultant. This amount will be amortized to expense over the remaining vesting period, which is approximately 2 years, using the straight line method.

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

As required under SFAS 123, as amended by SFAS 148, the following pro forma net loss presentation reflects the amortization of the fair value of the stock option grants as expense. For purposes of this disclosure, the fair value of the employee stock options is amortized to expense over the options’ vesting periods using the graded-vesting method.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2003	2004	2003	2004
Net loss—as reported	$(2,129,403)	$(4,088,765)	$(7,822,840)	$(10,223,435)
Add back: Amortization of deferred compensation related to employees	276,366	400,348	1,151,923	1,400,485
Deduct: Stock-based employee compensation expense determined under SFAS 123	(316,686)	(805,055)	(1,388,714)	(2,218,261)

Pro forma net loss	$(2,169,723)	$(4,493,472)	$(8,059,631)	$(11,041,211)

Net loss per share
As reported — basic and diluted	$(0.26)	$(0.18)	$(0.99)	$(0.60)
Pro forma — basic and diluted	$(0.27)	$(0.20)	$(1.02)	$(0.65)

Recently Issued Accounting Standards

On March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payment - An Amendment of FASB Statements No. 123 and 95” (“Proposed SFAS 123R.”) The Proposed SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Proposed SFAS 123 R would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans.

On October 13, 2004, the FASB concluded that the Proposed 123R may be effective for public companies for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of SFAS 123 to the beginning of the fiscal year that includes the effective date would be permitted, but not required.

The Company is in the process of assessing the impact that this proposed statement may have on its future financial condition and results of operations, if such proposed standard is adopted by the FASB in December 2004, as anticipated.

Reclassification

Certain data for the three-month and nine-month period ended September 30, 2003 and the period from inception to September 30, 2004 have been reclassified to conform to the current presentation.

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

3. Commitments

During 2004, the Company executed a number of agreements to conduct clinical trials and pre-clinical studies for further development of our lead product, CORLUX™, targeted for the treatment of the psychotic features of psychotic major depression, or PMD.

During the quarter ended September 30, 2004, the Company executed amendments to clinical development agreements with its contract research organizations to assist us in the oversight of clinical trial activities at various institutions and signed an agreement for a 2-year mouse carcinogenicity study. In March 2004, the Company had signed an agreement for a 2-year rat carcinogenicity study. The total commitment under these agreements is approximately $21 million. Future payments under these agreements are expected to total approximately $3.4 million during the remainder of 2004, $11.0 million during 2005 and $4.7 million during 2006.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

The agreements provide for termination by us upon thirty days’ written notice or less.

4. Common Stock

Initial Public Offering

On April 19, 2004, the Company sold 4,500,000 shares of common stock in its IPO at a price of $12.00 per share. The net proceeds from the sale of these shares were approximately $49.0 million, after deducting the underwriting discounts and commissions and offering expenses.

Upon completion of the Company’s IPO, all outstanding shares of convertible preferred stock automatically converted into 8,807,146 shares of common stock in accordance with the conversion ratios stipulated in the respective preferred stock agreements. In addition, upon completion of the initial public offering, the Company’s authorized capital stock, after giving effect to an amendment and restatement of the Company’s certificate of incorporation in connection with the Company’s initial public offering, consists of 140,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value.

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

	Net Loss as reported	Change in Unrealized Gain (Loss)	Comprehensive Net Loss
Three-month periods ended:
September 30, 2003	$(2,129,403)	$(2,109)	$(2,131,512)
September 30, 2004	$(4,088,765)	$5,767	$(4,082,998)
Nine-month periods ended
September 30, 2003	$(7,822,840)	$(566)	$(7,823,406)
September 30, 2004	$(10,223,435)	$(27,114)	$(10,250,549)

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

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Basic and diluted net loss per share has been computed as follows:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2003	2004	2003	2004
Net loss applicable to common stockholders (numerator)	$(2,129,403)	$(4,088,765)	$(7,822,840)	$(10,223,435)

Shares used in computing historical basic and diluted net loss per share applicable to common stockholders (denominator)
Weighted-average common shares outstanding	9,334,615	22,686,636	9,390,932	17,363,516
Less weighted-average common shares outstanding subject to repurchase	(1,147,804)	(154,170)	(1,466,491)	(305,041)

Denominator for basic and diluted net loss per share	8,186,811	22,532,466	7,924,441	17,058,475

Basic and diluted net loss per share applicable to common stockholders	$(0.26)	$(0.18)	$(0.99)	$(0.60)

In connection with the closing of the Company’s IPO in April 2004, shares of convertible preferred stock outstanding immediately prior to the closing automatically converted into 8,807,146 shares of common stock. These shares of common stock, together with the 4,500,000 shares of the Company’s common stock sold in the IPO, are reflected in the computation of basic and diluted net loss per share on a weighted average basis from the date of the IPO’s closing.

The Company has excluded the impact of all convertible preferred stock (prior to its automatic conversion into shares of common stock as described above), stock options and shares of common stock subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculations of diluted net loss per share was 10,268,317 and 1,128,272 for the three-month periods ended September 30, 2003 and 2004, respectively, and 10,587,004 and 4,782,716 for the nine-month periods ended September 30, 2003 and 2004, respectively.

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

OVERVIEW

We are a pharmaceutical company engaged in the development of human medicines for the treatment of severe psychiatric and neurological diseases. Since our inception in May 1998, our activities have primarily been associated with the development of our lead product, CORLUX™, targeted for the treatment of the psychotic features of psychotic major depression, or PMD, under an exclusive patent license from Stanford University. The FDA has granted “fast track” status to the CORLUX development program for the treatment of the psychotic features of PMD. We have completed the analysis of our first two large, double-blind trials, and, in September and October 2004, we initiated two pivotal clinical trials in the United States to support a planned New Drug Application, or NDA. Both of these trials are covered by Special Protocol Assessments, or SPAs, from the FDA. We also initiated a clinical study in 2003 to explore the tolerability and efficacy of our medicine in improving cognition in patients with mild to moderate Alzheimer’s disease.

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

We are in the development stage and have incurred significant losses since our inception because we have not generated any revenue, and do not expect to generate any revenue for the foreseeable future. As of September 30, 2004 we had an accumulated deficit of approximately $48.2 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for CORLUX, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing process development and regulatory activities, as well as general and administrative expenses. We expect to continue to incur net losses over the next several years as we complete our CORLUX clinical trials, apply for regulatory approvals, expand development of GR-II antagonists for new indications, acquire and develop treatments in other therapeutic areas, establish sales and marketing capabilities and expand our operations.

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

RESULTS OF OPERATIONS

Three- and Nine- Month Periods Ended September 30, 2004 and 2003

Research and development expenses. Research and development expenses include the personnel costs related to our development activities including non-cash stock-based compensation, as well as the costs of pre-clinical studies, clinical trial preparations, enrollment and monitoring expenses, regulatory costs and the costs of manufacturing development.

Research and development expenses increased to $3.1 million for the three months ended September 30, 2004, from $1.5 million for the three months ended September 30, 2003.

In our development program, there was an increase of $870,000 in clinical trial expenses in the third quarter of 2004 associated with the clinical development of CORLUX™ for the treatment of the psychotic features of PMD. This increase is due primarily to costs associated with the preliminary work for and commencement of two pivotal clinical trials in 2004. The first of these trials began in early September 2004 and the second began in October 2004. In addition, there were $380,000 of increased expenses for pre-clinical studies that were commenced in 2004, and an increase of $170,000 associated with costs for the production and initiation of stability testing of clinical supplies. Expenses for the discovery research program and the Alzheimer’s disease clinical trial each increased over the prior year’s quarter by approximately $100,000. Research and development expenses are expected to increase in the fourth quarter of 2004 and into 2005 as our clinical programs enroll more patients.

Salaries and benefits for research and development increased by approximately $200,000 for the three-months ended September 30, 2004, as compared to the prior year, due to the hiring of additional staff in these areas. These increases were offset by a decrease of approximately $270,000 in stock compensation expense, primarily related to an expense reversal recorded in the third quarter of 2004, upon the change in status of a research employee to a consultant. We recorded a reversal of approximately $234,000 of previously reported stock-based compensation expense, which represents the difference between the expense recorded under the graded-vesting method and the expense that would have been recorded based upon the rights to options that vested during the individual’s service as an employee. Certain of the options previously granted to this individual will continue to vest as the individual provides consulting services to the Company, and therefore, we also recognized $154,000 of deferred compensation attributable to the fair value of the remaining option rights to be vested as a consultant. This amount will be amortized to expense over the remaining vesting period, which is approximately 2 years, using the straight-line method.

Research and development expenses increased to $7.2 million for the nine months ended September 30, 2004, from $7.0 million for the nine months ended September 30, 2003.

In our development program, there was a $540,000 increase in expenses for pre-clinical studies, an increase of $300,000 for the production and testing of clinical supplies and an increase of approximately $160,000 in the discovery research program as compared with the same period in the prior year. Offsetting these increases were a decrease of approximately $220,000 in the costs of the Alzheimer’s disease trial and a net decrease in clinical trial expenses for PMD of approximately $500,000 as the reduced costs due to the completion of a double-blind PMD clinical trial in 2003 more than offset the costs incurred in through September 30, 2004 for the commencement of the trials discussed above.

Salaries and benefits for research and development increased by approximately $230,000 for the nine months ended September 30, 2004, as compared to the prior year, due to the hiring of additional staff in these areas. These increases were offset by a decrease of approximately $320,000 in stock compensation expense, primarily related to the expense reversal discussed above that was recorded in the third quarter of 2004.

Below is a summary of our research and development expenses by major project:

	Three Months Ended September 30,		Nine Months Ended September 30,
Project	2003	2004	2003	2004
	(in thousands)
CORLUX for the treatment of the psychotic features of PMD	$842	$2,476	$4,535	$4,994
CORLUX for the treatment of mild to moderate Alzheimer’s disease	83	182	534	420
Discovery research	497	580	1,556	1,713

Total research and development expense (excluding non-cash stock-based compensation)	$1,422	$3,238	$6,625	$7,127

We expect that research and development expenditures will increase during the remainder of 2004 and subsequent years due to the continuation and expansion of clinical trials and other development activities of CORLUX for PMD and Alzheimer’s disease, the initiation of trials of CORLUX for other indications and additional study expenditures for new GR-II antagonists and other pharmaceutical candidates.

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

General and administrative expenses increased to $1.2 million for the three months ended September 30, 2004, from $614,000 for the three months ended September 30, 2003. This increase was attributable to increases of $185,000 in patent, legal and professional fees, due to increased costs related to being a public company and increased intellectual property activities, and $164,000 in non-cash stock-based compensation due to the amortization of the deferred compensation for stock options to a new employee in 2004. In addition, there were increases in staffing costs of $120,000 and insurance costs of $75,000.

General and administrative expenses increased to $3.3 million for the nine months ended September 30, 2004, from $900,000 for the nine months ended September 30, 2003. This increase was attributable to an increase in non-cash stock-based compensation of $1.7 million and increases in patent, legal and professional fees of $460,000, due to increased intellectual property activities and increased costs related to being a public company, insurance costs of $140,000 and staffing costs of $120,000. During the quarter ended March 31, 2003, upon the termination of an employee and the reduction in service of a director, we recorded a reversal of $1.4 million of stock-based compensation expense, which represents the difference between the expense recorded under the graded-vesting method and the expense that would have been recorded based upon the vesting of the related options.

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

Interest and other income, net. Interest and other income, net, increased approximately $131,000 to $169,000 for the three months ended September 30, 2004, from $38,000 for the three months ended September 30, 2003. The increase was principally attributable to higher average cash, cash equivalents, and investment balances during the three months ended September 30, 2004, as compared with the same period of the prior year, due to the investment of the net proceeds from the initial public offering in April 2004.

Interest and other income, net, increased approximately $165,000 to $309,000 for the nine months ended September 30, 2004 from $144,000 for the nine months ended September 30, 2003. The increase was attributable to the investment of the net proceeds from the initial public offering in April 2004.

Interest expense. Interest expense of $5,200 for the three months ended September 30, 2003 and $10,400 and $15,600, respectively, for the nine months ended September 30, 2004 and 2003, represents interest on our convertible note payable to the Institute for the Study of Aging. The note was converted into common stock on June 30, 2004.

Liquidity and Capital Resources

We have incurred operating losses since inception, and at September 30, 2004 we had an accumulated deficit during the development stage of $48.2 million. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities to fund our operations.

At September 30, 2004, we had cash and investment balances of $51.8 million, compared to $11.6 million at December 31, 2003. Net cash used in operating activities for the nine months ended September 30, 2004 was $8.8 million as compared with $8.5 million for the nine months ended September 30, 2003. The use of cash in each period was primarily a result of expenditures associated with our research and development activities and amounts incurred to develop our administrative infrastructure. The increase in cash used in operating activities was due to the expansion of our development program in PMD as well as our general and administrative infrastructure. We expect cash used in operating activities to continue to increase during the remainder of 2004 and later years due to the continuation and expansion of our development program for PMD, research activities and general and administrative expenses.

In April 2004, we received net proceeds of approximately $49.0 million from the sale of 4,500,000 shares of common stock in our initial public offering. We believe that the net proceeds from this sale, together with our current cash balances and interest thereon, will enable us to complete our clinical development program for PMD as currently planned and to satisfy our other anticipated cash needs for operating expenses for at least the next two years. However, we cannot be certain that additional funding will not be required or desirable during this two-year period and, if so, will be available on acceptable terms or at all. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish certain rights to our technologies or products, including potentially our lead product, that we would otherwise seek to develop on our own.

Contractual Obligations and Commercial Commitments

During 2004, the Company executed a number of agreements to conduct clinical trials and pre-clinical studies for further development of our lead product, CORLUX™, targeted for the treatment of the psychotic features of PMD.

During the quarter ended September 30, 2004, the Company executed amendments to clinical development agreements with its contract research organizations to assist us in the oversight of clinical trial activities at various institutions and signed an agreement for a 2-year mouse carcinogenicity study. In March 2004, the Company had signed an agreement for a 2-year rat carcinogenicity study. The total commitment under these agreements is approximately $21 million. Future payments under these agreements are expected to total approximately $3.4 million during the remainder of 2004, $11.0 million during 2005 and $4.7 million during 2006.

The agreements provide for termination by us upon thirty days’ written notice or less.

Critical Accounting Estimates

We believe there have been no significant changes in our critical accounting estimates during the three and nine months ended September 30, 2004 as compared to what was previously disclosed in our Form S-1 related to our initial public offering.

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

Deferred stock-based compensation related to option grants to employees and directors represents the difference between the exercise price of an option and the deemed fair value of our common stock on the date of the grant. Given the absence of an active market for our common stock, management is required to estimate the fair value of our common stock based on a variety of company and industry-specific factors for the purpose of measuring the cost of the transaction and properly reflecting it in our financial statements. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense over the vesting period of the underlying options, generally five years. Our policy is to use the graded-vesting method for recognizing compensation costs for fixed employee awards. We amortize the deferred stock-based compensation of employee options on the graded-vesting method over the vesting periods of the applicable stock options. The graded-vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method. Upon termination of employment, the difference between the expense recorded under the graded-vesting method and the expense that would have been recorded based upon the vesting of the related option is required to be reversed upon such termination.

Deferred stock-based compensation related to option grants to non-employees represents the difference between the exercise price of an option and the fair value of our common stock on the date that these options vest. This amount is amortized to expense on a straight-line basis over the vesting period.

Clinical trials. We recorded accruals for estimated preclinical and clinical study costs of approximately $334,000 as of December 31, 2003 and $339,000 as of September 30, 2004. The related costs are a significant component of our research and development expenses. We make significant judgments and estimates in determining the accrual balance in each reporting period. Accrued clinical trial costs are based on estimates of the work completed under the service agreements, milestones achieved, patient enrollment and past experience with similar contracts. Our estimates of the work completed and associated costs to be accrued include our assessment of the information received from our third-party contract research organizations and the overall status of our clinical trial activities. In the past, we have not experienced any material deviations between accrued clinical trial expenses and actual clinical trial expenses. However, actual services performed, number of patients enrolled and the rate of patient enrollment may vary from our estimates, resulting in adjustments to clinical trial expense in future periods.

Recently Issued Accounting Standards

On March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payment - An Amendment of FASB Statements No. 123 and 95” (“Proposed SFAS 123R.”) The Proposed SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans.

On October 13, 2004, the FASB concluded that the Proposed Statement 123R, Share-Based Payment may be effective for public companies for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of SFAS 123 to the beginning of the fiscal year that includes the effective date would be permitted, but not required.

We are in the process of assessing the impact that this proposed statement may have on our future financial condition and results of operations, if the proposed standard is adopted by the FASB in December 2004, as anticipated.

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

We are a development stage company with no current source of product revenue. We have a limited history of operations and have focused primarily on clinical trials, and if the outcome of future clinical trials support it, we plan to seek FDA regulatory clearance to market CORLUX for the treatment of the psychotic features of PMD. Historically, we have funded our operations primarily from the sale of our equity securities. We have incurred losses in each year since our inception in 1998. As of September 30, 2004, we had an accumulated deficit of approximately $48.2 million. We do not know when or if we will generate product revenue. We expect our research and development expenses to increase in connection with the planned clinical trials and other development activities for CORLUX and for other product candidates. We expect to incur significant sales and marketing expenses related to our market research activities for CORLUX and our development of a sales and marketing staff. As a result, we expect that our losses will increase for the foreseeable future. We are unable to predict the extent of any future losses or whether or when we will become profitable.

We depend heavily on the success of our lead product, CORLUX, which is still in development. If we are unable to commercialize CORLUX, or experience significant delays in doing so, we may be unable to generate revenues and our stock price may decline.

We have invested a significant portion of our time and financial resources since our inception in the development of CORLUX. We currently do not have any commercial products and we anticipate that for the foreseeable future our ability to generate revenues and achieve profitability will be solely dependent on the successful development, approval and commercialization of CORLUX. We plan to conduct at least two pivotal clinical trials in the United States for CORLUX for the treatment of the psychotic features of PMD before submitting an application for FDA approval. The first of these trials commenced in September 2004. The second trial began in October 2004. Both of these trials are covered by Special Protocol Assessments from the FDA. While we expect that these trials will be completed before the end of the first half of 2006, we cannot assure you that this will occur. Even though we have SPAs covering these trials, we may decide, or the FDA may require us, to pursue additional clinical trials or other studies on CORLUX. If we are unable to successfully conclude our clinical development program and obtain regulatory approval for CORLUX for the treatment of the psychotic features of PMD, we may be unable to generate revenue and our stock price may decline.

Many factors could harm our efforts to develop and commercialize CORLUX, including

•	negative, inconclusive or otherwise unfavorable results from our pre-clinical or clinical development programs;

•	changes or delays in our clinical development program;

•	rapid technological change making CORLUX obsolete;

•	increases in the costs of our clinical trials;

•	an inability to obtain, or delay in obtaining, regulatory approval for the commercialization of CORLUX for the treatment of the psychotic features of PMD;

•	an inability to manufacture CORLUX or the active ingredient in CORLUX in commercial quantities and at an acceptable cost; and

•	political concerns relating to other uses of mifepristone that could limit the market acceptance of CORLUX.

Our clinical trials may not demonstrate that CORLUX is safe and effective. If our clinical trials of CORLUX for the treatment of the psychotic features of PMD do not demonstrate safety and efficacy, or if the clinical trials are delayed or terminated, our business will be harmed.

To gain regulatory approval from the FDA to market CORLUX, our recently initiated pivotal clinical trials must demonstrate the safety and efficacy of CORLUX for the treatment of the psychotic features of PMD. Clinical development is a long, expensive and uncertain process and is subject to delays. Favorable results of preclinical studies and initial clinical trials of CORLUX are not necessarily indicative of the results we will obtain in later clinical trials. While we have obtained favorable results in some of our clinical trials, these results have not been sufficient to support an application for FDA approval. The pivotal clinical trials we are currently conducting may not demonstrate that CORLUX is safe or effective.

In addition, data obtained from clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. To obtain marketing approval, we may decide, or the FDA or other regulatory authorities may require us, to pursue additional clinical, pre-clinical or manufacturing studies. These studies could significantly delay the approval and commercialization of CORLUX and would require us to commit significant additional financial resources. Even after we conduct these additional clinical trials, we may not receive regulatory approval to market CORLUX.

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

In addition to our clinical trials, we plan to conduct carcinogenicity studies and toxicology tests in support of our planned NDA to market CORLUX for the treatment of the psychotic features of PMD. We cannot assure you that these studies and tests will produce results that support our planned NDA, and these studies and tests may delay commercialization of CORLUX.

We depend on clinical investigators and clinical sites to enroll patients in our clinical trials and other third parties to manage the trials and to perform related data collection and analysis, and, as a result, we may face costs and delays outside of our control.

We rely on clinical investigators and clinical sites to enroll patients and other third parties to manage our trials and to perform related data collection and analysis. However, we may not be able to control the amount and timing of resources that the clinical sites that conduct the clinical testing may devote to our clinical trials. If these clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials, we will be unable to complete these trials, which could prevent us from obtaining regulatory approvals for CORLUX.

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

Regulatory approval of an NDA or NDA supplement is never guaranteed. Despite the time, resources and effort expended, failure can occur at any stage. The FDA has substantial discretion in the approval process for human medicines. The FDA can deny, delay or limit approval of a product candidate for many reasons including:

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

Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the indicated uses for which the medicine may be marketed or contain requirements for potentially costly post-marketing follow-up studies. In addition, if the FDA approves any of our product candidates, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping for the medicine will be subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with the medicine, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the medicine, and could include withdrawal of the medicine from the market.

Failure to obtain regulatory approval in foreign jurisdictions will prevent us from marketing our products abroad.

We intend to market our products in international markets. Outside the United States, we can market a product only if we receive a marketing authorization and, in some cases, pricing approval, from the appropriate regulatory authorities. This foreign regulatory approval process includes all of the risks associated with the FDA approval process, and, in some cases, additional risks. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. We have not taken any actions to obtain foreign approvals. We may not develop our products in the clinic in order to obtain foreign regulatory approvals on a timely basis, if at all.

Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.

The “fast track” designation for the development program of CORLUX for the treatment of the psychotic features of PMD may not lead to a faster development or regulatory review or approval process.

If a human medicine is intended for the treatment of a serious or life-threatening condition and the medicine demonstrates the potential to address unmet medical needs for this condition, the sponsor of an Investigational New Drug Application, or IND, may apply for FDA “fast track” designation for a particular indication. Marketing applications submitted by sponsors of products in fast track development may qualify for expedited FDA review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification. Although we have obtained a fast track designation from the FDA for CORLUX for the treatment of the psychotic features of PMD, we may not experience a faster development process, review or approval compared to applications considered for approval under conventional FDA procedures. In addition, the FDA may withdraw our fast track designation at any time. If we lose our fast track designation, the approval process may be delayed. In addition, our fast track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures and does not increase the likelihood that CORLUX will receive regulatory approval for the treatment of the psychotic features of PMD.

Even if we receive approval for the marketing and sale of CORLUX for the treatment of the psychotic features of PMD, it may never be accepted as a treatment for PMD.

Many factors may affect the market acceptance and commercial success of CORLUX for the treatment of the psychotic features of PMD. Although there is currently no FDA-approved treatment for PMD, there are two treatment approaches currently used by psychiatrists: Electroconvulsive Therapy, or ECT, and combination medicinal therapy. Even if the FDA approves CORLUX for the treatment of the psychotic features of PMD, physicians may not adopt CORLUX. Physicians will recommend the use of CORLUX only if they determine, based on experience, clinical data, side effect profiles and other factors, that it is preferable to other products or treatments then in use. Acceptance of CORLUX among influential practitioners will be essential for market acceptance of CORLUX.

Other factors that may affect the market acceptance and commercial success of CORLUX for the treatment of the psychotic features of PMD include:

•	the effectiveness of CORLUX, including any side effects, as compared to alternative treatment methods;

•	the product labeling or product insert required by the FDA for CORLUX;

•	the cost-effectiveness of CORLUX and the availability of insurance or other third-party reimbursement, in particular Medicare and Medicaid, for patients using CORLUX;

•	the timing of market entry of CORLUX relative to competitive products;

•	the intentional restriction of distribution of CORLUX to physicians treating the target patient population;

•	the extent and success of our sales and marketing efforts;

•	the rate of adoption of CORLUX by physicians and by target patient population; and

•	negative publicity concerning CORLUX, RU-486 or mifepristone.

The failure of CORLUX to achieve market acceptance would prevent us from generating meaningful product revenue.

Public perception of the active ingredient in CORLUX, mifepristone or RU 486, may limit our ability to market and sell CORLUX.

The active ingredient in CORLUX, mifepristone or RU 486, is used to terminate pregnancy. As a result, mifepristone has been and continues to be the subject of considerable ethical and political debate in the United States and elsewhere. Public perception of mifepristone may limit our ability to engage alternative manufacturers and may limit the commercial acceptance of CORLUX by patients and physicians. In addition, even though we intend to create measures to minimize the likelihood of the prescribing of CORLUX to a pregnant woman, physicians may decline to prescribe CORLUX to a woman simply to avoid altogether any risk of unintentionally terminating a pregnancy.

We have no manufacturing capabilities and we currently depend on third parties who are single source suppliers to manufacture CORLUX. If these suppliers are unable to continue manufacturing CORLUX and we are unable to contract quickly with alternative sources, our business will be harmed.

We currently have no experience in, and we do not own facilities for, manufacturing any products. We have a contract with ScinoPharm Taiwan, Ltd., a manufacturer of the active pharmaceutical ingredient, or API, of mifepristone and a contract with KP Pharmaceutical Technology, Inc., a tablet manufacturer for CORLUX. KP Pharmaceutical is a single source supplier to us for tablet manufacture. Our agreement with KP Pharmaceutical is effective through February 2005, but may be extended by mutual agreement. We have identified an additional tablet manufacturer but have not yet entered into an agreement with this potential supplier. ScinoPharm is a single source supplier as well, and although we have identified a potential second API manufacturer, we cannot guarantee that we will enter into an agreement with them to manufacture API on terms acceptable to us. Our agreement with ScinoPharm is terminable by either party at any time. The possible second API manufacturer we have identified and ScinoPharm both obtain the raw material they use to manufacture mifepristone from the same single source supplier. If we are unable, for whatever reason, to obtain the active pharmaceutical ingredient or CORLUX tablets from our contract manufacturers, we may not be able to manufacture in a timely manner, if at all.

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

Any of these events could harm or prevent sales of the affected products or could increase the costs and expenses of commercializing and marketing these products.

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

To date, we own two issued U.S. patents and have exclusively licensed three issued U.S. patents, in each case along with a number of corresponding foreign patents or patent applications. We also have nine U.S. method of use patent applications for GR-II antagonists and three composition of matter patent applications covering specific GR-II antagonists. We have applied, and will continue to apply, for patents covering our product candidates as we deem appropriate.

Our patent applications and patents licensed or issued to us may be challenged by third parties and our patent applications may not result in issued patents. For example, a third party has alleged that it also has rights to the technology that led to the patent for the use of GR-II antagonists to treat the psychotic features of PMD. The third party is a prior employer of one of our founders, Dr. Alan

Schatzberg and it alleges that the invention of the technology underlying this patent was conceived by Dr. Schatzberg and/or another employee of the employer while the two were employed by the third party. We believe that the invention was actually conceived by Drs. Schatzberg and Belanoff while they were employed by Stanford University and that the patent was appropriately assigned by them to Stanford University. In October 2004, we announced a resolution of this issue under which we will retain our exclusive rights under the patent and will not be required to make additional payments under the license, regardless of the resolution of the inventorship dispute. In addition, Akzo Nobel has filed an observation in our exclusively licensed European patent application with claims directed to PMD, in which Akzo Nobel challenges the claims of that patent application. We plan to vigorously rebut the points raised by Akzo. During prosecution of the U.S. patent for the use of CORLUX to treat the psychotic features of PMD, the U.S. Patent and Trademark Office considered issues similar to those raised by Akzo and the U.S. patent was ultimately granted. We cannot assure you, however, that the European Patent Office will reach the same conclusion. Should Akzo’s arguments persuade the European Patent Office that the claims should not issue, we will not have the benefit of patent protection in Europe for CORLUX to treat the psychotic features of PMD.

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

Our presently pending and future patent applications may not issue as patents, and any patent issued to us may be challenged, invalidated, held unenforceable or circumvented. For example, the arguments presented by Akzo Nobel could be raised in the United States either before the U.S. Patent and Trademark Office or in a court of law. Furthermore, the claims in patents which have been issued to us, or which may be issued to us in the future, may not be sufficiently broad to prevent third parties from producing competing products. In addition, the laws of various foreign countries in which we compete may not protect our intellectual property to the same extent as do the laws of the United States. If we fail to obtain adequate patent protection for our proprietary technology, our competitors may produce competing products based on our technology, which would impair our ability to compete.

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

We have an exclusive license from Stanford University to a patent covering the use of GR-II antagonists, including mifepristone, targeted for the treatment of PMD. A method of use patent covers only a specified use of a particular compound, not a particular composition of matter. All of our issued patents and all but three of our 12 U.S. patent applications relate to use patents. Because none of our issued patents covers the composition of mifepristone or any other compound, we cannot prevent others from commercializing mifepristone or any other GR-II antagonist. If others receive approval to manufacture and market mifepristone or any other GR-II antagonist, physicians could prescribe mifepristone or any other GR-II antagonist for PMD patients instead of CORLUX. Although any such “off-label” use would violate our licensed patent, effectively monitoring compliance with our licensed patent may be difficult and costly. In addition, if others develop a treatment for PMD that works through a mechanism which does not involve the GR-II receptor, physicians could prescribe that treatment instead of CORLUX.

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

To develop additional sources of revenue, we believe that we must identify and develop additional product candidates. We have only recently begun to expand our research and development efforts toward identifying and developing product candidates in addition to CORLUX for the treatment of the psychotic features of PMD. We own or have exclusively licensed issued U.S. patents covering the use of GR-II antagonists to treat PMD, early dementia, mild cognitive impairment, psychosis associated with cocaine addiction and weight gain following treatment with antipsychotic medication, in addition to nine U.S. method of use patent applications covering GR-II antagonists for the treatment of a number of other neurological and psychiatric disorders and three U.S. composition of matter patent applications covering specific GR-II antagonists.

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

If we need additional capital sooner than anticipated, it could reduce our ability to compete.

We anticipate that our existing capital resources will enable us to complete our clinical development program for PMD and maintain currently planned operations through at least the next two years. However, our expectations are based on our currently planned clinical development program for PMD and our current operating plan, which may change as a result of many factors, including:

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

We may be subject to product liability or other claims based on allegations that the use of our products has resulted in adverse effects or that our products are not effective, whether by participants in our clinical trials or by patients using our products. A product liability claim may damage our reputation by raising questions about our products’ safety or efficacy and could limit our ability to sell a product by preventing or interfering with product commercialization. In addition, the active ingredient in CORLUX is used to terminate pregnancy. Therefore, necessary and strict precautions must be taken by clinicians using the medicine in our clinical trials and, if approved by the FDA, physicians prescribing the medicine to women with childbearing potential to insure that the medicine is not administered to pregnant women. The failure to observe these precautions could result in significant product claims.

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

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As we expand our research and development efforts and develop a sales and marketing organization, we expect to experience growth, which may strain our operations, product development and other managerial and operating resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. To date, we have relied on a small management team, including a number of part-time contributors. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

There is significant uncertainty related to the availability of insurance coverage and reimbursement for newly approved human medicines. The commercial success of our human medicines in both domestic and international markets is dependent on whether third-party coverage and reimbursement is available for the ordering of our medicines by the medical profession for use by their patients. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medicines, and, as a result, they may not cover or provide adequate payment for our human medicines. The continuing efforts of government and third-party payors to contain or reduce the costs of health care may limit our revenues. Our dependence on the commercial success of CORLUX alone makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, even if CORLUX or future product candidates are approved for commercial sale, unless government and other third-party payors provide adequate coverage and reimbursement for our products, physicians may not prescribe them. We intend to sell CORLUX directly to hospitals if we receive FDA approval. As a result, we will need to obtain approval from hospital formularies to receive wide-spread third-party reimbursement. If we fail to obtain that approval, we will be unable to generate significant revenues.

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

If approved for commercial use, CORLUX as a treatment for PMD will compete with established treatments, including ECT and combination medicinal therapy.

Combination medicinal therapy consists of the use of antipsychotic and antidepressant medicines, not currently approved for the treatment of PMD. The antipsychotics are prescribed for off-label use by physicians to treat the psychotic features of PMD, which is the clinical target of CORLUX. Antipsychotics include Bristol-Myers Squibb’s Abilify, Novartis’ Clozaril, Pfizer’s Geodon and Navane, Ortho-McNeil’s Haldol, Janssen Pharmaceutica’s Risperdal, AstraZeneca’s Seroquel, GlaxoSmithKline’s Stelazine and Thorazine, Mylan’s thioridazine, Schering Corporation’s Trilafon and Eli Lilly’s Zyprexa. CORLUX may not compete effectively with these established treatments. While we are unaware of any other ongoing clinical trials for new medicines for the treatment of PMD, other companies may also be developing new medicinal products to treat PMD. Our present and potential competitors include major pharmaceutical companies, as well as specialized pharmaceutical firms, universities and public and private research institutions. Moreover, we expect competition to intensify as technical advances are made. These competitors, either alone or with collaborative parties, may succeed with the development and commercialization of medicinal products that are superior to and more cost-effective than CORLUX. Many of our competitors and related private and public research and academic institutions have greater experience, more financial resources and larger research and development staffs than we do. In addition, many of these competitors, either alone or together with their collaborative partners, have significantly greater experience than we do in developing human medicines, obtaining regulatory approvals, manufacturing and commercializing products.

Accordingly, CORLUX may not be an effective competitor against established treatments and our present or potential competitors may succeed in developing medicinal products that are superior to CORLUX or render CORLUX obsolete or non-competitive. If we are unable to establish CORLUX as a superior and cost-effective treatment for PMD, or any future use, we may be unable to generate the revenues necessary to support our business.

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

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. Since initial trading of our stock began on April 14, 2004 through November 3, 2004 our average daily trading volume has been approximately 44,000 shares and our price has ranged from $12.65 to $4.90. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

Securities analysts may elect not to provide, or to discontinue, research coverage of our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect our common stock’s market price. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts who elects to cover us downgrades our stock, our stock price would likely decline rapidly. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline. In addition, recently-adopted rules mandated by the Sarbanes-Oxley Act of 2002, and a global settlement reached in 2003 between the SEC, other regulatory analysts and a number of investment banks will lead to a number of fundamental changes in how analysts are reviewed and compensated. In particular, many investment banking firms will be required to contract with independent financial analysts for their stock research. It may be difficult for companies such as ours with smaller market capitalizations to attract independent financial analysts that will cover our common stock. This could have a negative effect on our market price.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market could harm the market price of our common stock. As additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease the price. Subject to applicable volume and other resale restrictions, there were approximately 18 million additional shares of common stock eligible for sale beginning October 11, 2004 upon the expiration of lock-up arrangements between our stockholders and the underwriters associated with our recently completed initial public offering.

Our officers, directors and principal stockholders control approximately 73% of our common stock after our initial public offering in April 2004 and will be able to significantly influence corporate actions.

As of November 3, 2004, our officers, directors and principal stockholders control approximately 73% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

We may incur increased costs as a result of recently enacted and proposed changes in laws and regulations.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and regulations of the SEC and the Nasdaq Stock Market, have and will continue to result in increased costs to us. The new rules could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, or our board committees, or as executive officers. At present, we cannot predict or estimate the amount of the additional costs related to these new rules and regulations or the timing of such costs.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss. As of September 30, 2004, our cash and cash equivalents and short-term and long-term investments consisted of money market funds maintained at major U.S. financial institutions, commercial paper, government agency obligations, and corporate bonds with a credit quality of A2/A or higher. To minimize our exposure to interest rate market risk, we have limited the weighted average maturity of our fixed rate investments to less than eighteen months. Due to the short-term nature of these instruments, a 1% increase or decrease in market interest rates would not have a material adverse impact on the total value of our portfolio as of September 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation as of September 30, 2004, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. In addition, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of September 30, 2004 to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities

None

(b)	Proceeds from Sale of Registered Securities.

On April 19, 2004, we completed an initial public offering of 4,500,000 shares of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the “Registration Statement”) (Reg. No. 333-112676) that was declared effective by the SEC on April 14, 2004. The offering commenced on April 14, 2004. After deducting the underwriting discounts and commissions and the estimated offering expenses described above, we received net proceeds from the offering of approximately $49.0 million. During the quarter ended September 30, 2004, approximately $2.6 million of the net proceeds was used for research and development activities and approximately $800,000 was used for general and administrative activities. Between the effective date of the Registration Statement and September 30, 2004, approximately $4.6 million of the net proceeds was used for research and development activities and approximately $1.4 million was used for general and administrative activities. The remaining proceeds from the offering have been placed in temporary investments of marketable securities for future use as needed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

In September 2004, Joseph K Belanoff, M.D., our Chief Executive Officer, Robert L. Roe, M.D., our President, and Alan F. Schatzberg, M.D., one of our Directors, adopted stock trading plans for trading of our common stock in accordance with Rule 10b5-1 under the Securities and Exchange Act of 1934. Under the stock trading plans, shares will be sold from time to time over a 12-month period, beginning in November 2004.

ITEM 6. EXHIBITS

(a) Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date: November 15, 2004	/s/ JOSEPH K. BELANOFF
Joseph K. Belanoff, M.D., Chief Executive Officer

Date: November 15, 2004	/s/ Fred Kurland
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