Form 10-Q
period 2005-03-31
CORCEPT THERAPEUTICS INC
filed 2005-05-13
CIK 1088856

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number:
000-50679

CORCEPT THERAPEUTICS INCORPORATED

(Exact Name of Corporation as Specified in Its Charter)

Delaware	77-0487658
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

On May 12, 2005 there were 22,693,813 shares of common stock outstanding at a par value $.001 per share.

CORCEPT THERAPEUTICS INCORPORATED
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
(In thousands, except share data)

	December 31,	March 31,
	2004	2005
	(See Note 1)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,930	$3,501
Short-term investments	31,471	28,779
Prepaid expenses and other current assets	838	797

Total current assets	38,239	33,077
Long-term investments	9,486	8,801
Other assets	47	51

Total assets	$47,772	$41,929

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$550	$285
Accrued clinical expenses	655	596
Other accrued liabilities	619	380

Total current liabilities	1,824	1,261

Commitments

Stockholders’ equity:
Preferred stock, $0.001 par value, undesignated:
10,000,000 shares authorized; no shares outstanding at December 31, 2004 or March 31, 2005	—	—
Common stock, $0.001 par value; 140,000,000 shares authorized; 22,693,813 shares issued and outstanding at December 31, 2004 and March 31, 2005	23	23
Additional paid-in capital	101,361	101,334
Notes receivable from stockholders	(184)	(184)
Deferred compensation	(1,718)	(1,369)
Deficit accumulated during the development stage	(53,472)	(58,984)
Accumulated other comprehensive loss	(62)	(152)

Total stockholders’ equity	45,948	40,668

Total liabilities and stockholders’ equity	$47,772	$41,929

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

			Period from
			inception
	Three Months Ended		(May 13, 1998)
	March 31,		to March 31,
	2004	2005	2005
Operating expenses:
Research and development*	$1,577	$4,714	$44,602
General and administrative*	993	1,073	16,221

Total operating expenses	2,570	5,787	60,823
Interest and other income, net	25	283	2,041
Non-operating expense	(6)	(8)	(202)

Net loss	$(2,551)	$(5,512)	$(58,984)

Basic and diluted net loss per share	$(0.29)	$(0.24)

Shares used in computing basic and diluted net loss per share	8,805	22,576

*Includes non-cash stock-based compensation of the following:
Research and development	$141	$74	$4,095
General and administrative	390	253	4,245

Total non-cash stock-based compensation	$531	$327	$8,340

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

			Period from
			inception
	Three Months Ended		(May 13, 1998)
	March 31,		to March 31,
	2004	2005	2005
Operating activities
Net loss	$(2,551)	$(5,512)	$(58,984)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1	—	54
Amortization of deferred compensation, net of reversals	515	306	8,063
Expense related to stock issued for services or in conjunction with license agreement	17	20	511
Interest accrued on convertible promissory notes	5	—	104
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(183)	41	(797)
Other assets	(14)	(4)	(51)
Accounts payable	171	(265)	285
Accrued liabilities	(186)	(301)	981

Net cash used in operating activities	(2,225)	(5,715)	(49,834)

Investing activities
Purchases of property and equipment	—	—	(54)
Purchases of short-term and long-term investments	—	(9,499)	(128,207)
Maturities of short-term and long-term investments	1,505	12,785	90,475

Net cash provided by (used in) investing activities	1,505	3,286	(37,786)

Financing activities
Proceeds from issuance of common stock, net of cash paid for issuance costs	(360)	—	49,100
Proceeds from issuance of convertible notes	—	—	1,543
Proceeds from repayment of stockholder notes	—	—	100
Proceeds from issuance of convertible preferred stock, net of cash paid for issuance costs	—	—	40,378

Net cash provided by (used in) financing activities	(360)	—	91,121

Net (decrease) increase in cash and cash equivalents	(1,080)	(2,429)	3,501
Cash and cash equivalents, at beginning of period	10,073	5,930	—

Cash and cash equivalents, at end of period	$8,993	$3,501	$3,501

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

     The accompanying unaudited balance sheet as of March 31, 2005 and statements of operations for the three-month periods ended March 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2004 included in the Company’s Form 10-K. The accompanying balance sheet as of December 31, 2004 has been derived from audited financial statements at that date.

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

CORCEPT THERAPEUTICS INCORPORATED
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

     During the quarter ended March 31, 2005, the Company granted options to purchase a total of 150,000 shares of common stock to employees at a weighted-average exercise price of $4.82, the market price on the date of grant.

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

	Three Months Ended
	March 31,
(in Thousands, except per share data)	2004	2005
Net loss—as reported	$(2,551)	$(5,512)
Add back: Amortization of deferred compensation related to stock awards to employees	483	286
Deduct: Stock-based employee compensation expense determined under SFAS 123	(589)	(749)

Pro forma net loss	$(2,657)	$(5,975)

Net loss per share
As reported — basic and diluted	$(0.29)	$(0.24)
Pro forma — basic and diluted	$(0.30)	$(0.26)

Recently Issued Accounting Standards

     In December 2004, the Financial Accounting Standards Board (“FASB”) adopted Statement of Financial Accounting Standard 123R, “Share-Based Payment (“SFAS 123R.”) The newly adopted statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25, and generally would require, instead, that such transactions be accounted for using a fair-value based method. In accordance with SFAS 123R, companies will be required to recognize an expense for compensation cost related to share-based payment arrangements with employees, including stock options and employee stock purchase plans. SFAS 123R was originally intended to be effective for interim or annual periods beginning after June 15, 2005. In April 2005, the FASB announced a delay in the effective date. For public companies other than Small Business Issuers, SFAS 123R will now be effective for fiscal years beginning after June 15, 2005.

     The Company plans to adopt SFAS 123R as of January 1, 2006 and is in the process of assessing the impact that this statement may have on its future financial condition and results of operations. As a part of that assessment, the Company plans to review the option pricing model that it uses to determine fair value and the assumptions that are used as inputs, including the expected volatility of the price of our stock, projected employee turnover and the expected term of options from the date of grant to the expected date of exercise. To date, in preparing the disclosures presented above in accordance with SFAS 123, the Company has used the full 10 year contractual life of the options as the expected term. Because the Company’s stock was not publicly traded until the initial public offering in April 2004, the stock volatility factor used to date for the SFAS 123 footnote disclosures has been 70%, which the Company believes is a reasonable representation of the stock volatility for newly-public companies in its industry and stage of development. As the Company prepares to adopt SFAS 123R management will be reviewing all assumptions used in the fair value calculation and may determine that changes in these assumption are appropriate.

CORCEPT THERAPEUTICS INCORPORATED
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

2. Commitments

     During the three-month period ended March 31, 2005, the Company signed amendments to its master agreement with a contract research organization to assist in the conduct of two clinical trials to be performed in Europe. One of these trials commenced in May and the other is expected to commence later in the second quarter of 2005. The total expense for these trials, to be conducted over the next two years, is expected to be 5.9 million Euros (approximately $7.7 million in US Dollars using the conversion rate as of March 31, 2005.) The costs of these trials will be denominated in Euros. The timing of payments for these trials will depend upon various factors including the pace of site selection, patient enrollment and other trial activities. These trials will be conducted under the master agreement with the vendor that provides for termination by the Company with forty-five days’ notice.

3. Comprehensive Loss

     Comprehensive loss is comprised of net loss and the change in unrealized gains and losses on available-for-sale securities. The following table presents the components of comprehensive loss for the periods presented. All figures are in thousands.

	Net Loss	Change in Unrealized	Comprehensive
	as reported	Gain (Loss)	Net Loss
Three-month periods ended:
March 31, 2004	$(2,551)	$1	$(2,550)
March 31, 2005	$(5,512)	$(90)	$(5,602)

4. Net Loss Per Share

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

	Three Months ended
	March 31,
	2004	2005
	(In thousands, except per
	share amounts)
Net loss applicable to common stockholders (numerator)	$(2,551)	$(5,512)

Shares used in computing historical basic and diluted net loss per share applicable to common stockholders (denominator)
Weighted-average common shares outstanding	9,335	22,694
Less weighted-average shares subject to repurchase	(530)	(118)

Denominator for basic and diluted net loss per share	8,805	22,576

Basic and diluted net loss per share applicable to common stockholders	$(0.29)	$(0.24)

The Company has excluded the impact of stock options and shares of common stock subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented. In addition, the Company has excluded the impact of all convertible preferred stock from January 1, 2004 through the conversion of these shares into common stock on April 19, 2004, the effective date of the initial public offering of the Company’s common stock, from the calculation of diluted net loss per common share because all such securities are antidilutive for that period. The total number of shares excluded from the calculations of diluted net loss per share was 10,067,358 and 1,411,316 for the three months ended March 31, 2004 and 2005, respectively.

5. Subsequent Events

     In April 2005, the Company signed an amendment to the master agreement with one of its clinical research organizations for the conduct of an additional clinical trial to be performed in the United States, which commenced early in the second quarter of 2005. The total expense for this trial, to be conducted over the next two years, is expected to be $1.7 million. The timing of payments for this trial will depend upon various factors including the pace of site selection, patient enrollment and other trial activities. This trial will be conducted under the master agreement with the vendor that provides for termination by the Company with thirty days’ notice.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the “Factors that May Affect Future Results” section of Part I of this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements contained in this Form 10-Q other than statements of historical fact are forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements made in this Form 10-Q include statements about:

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

OVERVIEW

     We are a pharmaceutical company engaged in the development of medications for the treatment of severe psychiatric and neurological diseases. Since our inception in May 1998, we have been developing our lead product, CORLUX®, targeted for the treatment of the psychotic features of psychotic major depression, or PMD, under an exclusive patent license from Stanford University. The United States Food and Drug Administration, or FDA, has granted “fast track” status to evaluate the safety and efficacy of CORLUX for the treatment of the psychotic features of PMD. We have completed the analysis of our first two large, double-blind trials, and, in September and October 2004, we initiated two Phase III clinical trials in the United States to support a planned New Drug Application, or NDA. Both of these trials are covered by Special Protocol Assessments, or SPAs, from the FDA. Additionally, in the second quarter of 2005 we initiated a third Phase III clinical trial in Europe and a clinical study in the United States to evaluate the safety and tolerability of retreatment with CORLUX. Later in the second quarter, we intend to initiate an additional retreatment study in Europe.

     We are also conducting a Phase II clinical study to evaluate the safety and efficacy of CORLUX in improving cognition in patients with mild to moderate Alzheimer’s disease. We expect to report results on this trial in the first half of 2006.

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

     We are in the development stage and have incurred significant losses since our inception because we have not generated any revenue, and do not expect to generate any revenue for the foreseeable future. As of March 31, 2005 we had an accumulated deficit of approximately $59.0 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for CORLUX, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing process development and regulatory activities, as well as general and administrative expenses. We expect to continue to incur net losses over at least the next two years as we complete our CORLUX clinical trials, apply for regulatory approvals, expand development of GR-II antagonists for new indications, acquire and develop treatments in other therapeutic areas, establish sales and marketing capabilities and expand our operations.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 and 2004

     Research and development expenses. Research and development expenses include the personnel costs related to our development activities including non-cash stock-based compensation, as well as the costs of pre-clinical studies, clinical trial preparations, enrollment and monitoring expenses, regulatory costs and the costs of manufacturing development.

     Research and development expenses increased 200% to $4.7 million for the three months ended March 31, 2005, from $1.6 million for the three months ended March 31, 2004. This net increase of $3.1 million included clinical trial cost increases of $2.6 million primarily related to Phase III clinical trial expenses for PMD. Other increases in staffing, pre-clinical studies and production and testing of clinical supplies were partially offset by decreases in the discovery research program and in the amortization of non-cash stock-based deferred compensation.

     Below is a summary of our research and development expenses by major project:

	Three Months Ended
	March 31,
Project	2004	2005
	(in thousands)
CORLUX for the treatment of the psychotic features of PMD	$673	$3,846
CORLUX for the treatment of mild to moderate Alzheimer’s disease	185	247
Drug discovery research	577	547

Total research and development expense (excluding non-cash stock-based compensation)	$1,435	$4,640

     Research and development expenses for the three-month period ending March 31, 2005 also included non-cash stock-based compensation expense related to option grants to individuals performing these functions of approximately $74,000 as compared with $141,000 for the same period in 2004. This decrease was due to the decelerating scale of expense recognition under the graded-vesting method. Approximately $110,000 of non-cash compensation expense related to individuals performing research and development activities is expected to be amortized to expense during the remainder of 2005. In addition, during the second quarter of 2005, upon the change in status of a development employee to a consultant, we will record a reversal of approximately $250,000 of previously reported stock-based compensation expense, which represents the difference between the expense recorded under the graded-vesting method and the expense that would have been recorded based upon the rights to options that vested during the individual’s service as an employee.

     We expect that research and development expenditures will increase substantially during the remainder of 2005 and subsequent years due to the continuation and expansion of clinical trials of CORLUX for PMD and Alzheimer’s disease, the initiation of trials of CORLUX for other indications and additional study expenditures for new GR-II antagonists and other pharmaceutical candidates.

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

     General and administrative expenses increased 8% to $1.1 million for the three months ended March 31, 2005, from $1.0 million for the three months ended March 31, 2004. This increase was attributable to increases in staffing, insurance and patent, legal and professional fees that were partially offset by a decrease in non-cash stock-based compensation.

     General and administrative expenses for the three-month period ending March 31, 2005 included non-cash stock-based compensation expense related to option grants to individuals performing these functions of approximately $250,000 as compared with $390,000 for the same period in 2004, This decrease was due to the decelerating scale of expense recognition under the graded-vesting method. Approximately $540,000 of non-cash compensation expense related to individuals performing general and administrative activities is expected to be amortized to expense during the remainder of 2005.

     We expect that general and administrative expenses will increase during the remainder of 2005 and subsequent years due to increasing payroll as we add additional personnel, support costs for our commercialization efforts, costs associated with growth in our market research activities, and expanded operational infrastructure. An increase in general and administrative expenses is also expected to accompany our infrastructure growth associated with our public company reporting activities. These increases will be partially offset during the remainder of 2005 by decreases in non-cash stock-based compensation due to the decelerating scale of amortization of existing deferred compensation under the graded-vesting method.

     As we are in the process of assessing the impact of the implementation of SFAS 123R, we have not yet determined the impact on stock-compensation in 2006 or future years expense for either research and development or general and administrative expenses regarding this matter.

     Interest and other income, net. Interest and other income, net, increased to approximately $280,000 for the three months ended March 31, 2005 from $25,000 for the three months ended March 31, 2004. The increase was principally attributable to the investment earnings on higher average cash, cash equivalents, and investments balances during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, due to the investment of net proceeds from our IPO in April 2004.

     Non-operating expense. Non-operating expense increased to $8,000 for the three months ended March 31, 2005 from $6,000 for the three months ended March 31, 2004. The expense in 2005 represents state tax. The expense in 2004 was primarily interest expense on our convertible note payable to the Institute for the Study of Aging. The note was converted into common stock in June 2004.

Liquidity and Capital Resources

     We have incurred operating losses since inception, and at March 31, 2005 we had a deficit accumulated during the development stage of $59.0 million. Since our inception, we have relied primarily on the proceeds from private placements and public offering of our equity securities to fund our operations.

     At March 31, 2005, we had a balance in cash, cash equivalents and marketable securities of $41.1 million, compared to $46.9 million at December 31, 2004. Net cash used in operating activities for the three months ended March 31, 2005 was $5.7 million as compared with $2.2 million for the three months ended March 31, 2004. The use of cash in each period was primarily a result of net losses associated with our research and development activities and amounts incurred to develop our administrative infrastructure. The increase in cash used in operating activities was due to the continuation of Phase III clinical trials begun in the second half of 2004 and in early 2005. Additionally, we spent approximately $360,000 of cash during the first quarter of 2004 on expenses related to our initial public offering. We expect cash used in operating activities to continue to increase substantially during the remainder of 2005 and later years due to the continuation and expansion of clinical trials, research activities and general and administrative expenses.

     We believe that our current cash and investment balances and interest thereon will be sufficient to complete our currently planned clinical trials reflected in the “Overview” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operation, to conduct appropriate development studies and to satisfy our other anticipated cash needs for operating expenses through 2006. However, we cannot be certain that additional funding will not be required during this 21 month period and, if required, will be available on acceptable terms, or at all. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to certain of our technologies or products, including potentially our lead product, that we would otherwise seek to develop on our own.

Contractual Obligations and Commercial Commitments

           During the three-month period ended March 31, 2005, the Company signed amendments to its master agreement with a contract research organization to assist in the conduct of two clinical trials to be performed in Europe. One of these trials commenced in May and the other is expected to commence later in the second quarter of 2005. The total expense for these trials, to be conducted over the next two years, is expected to be 5.9 million Euros, approximately $7.7 million using the conversion rate as of March 31, 2005. The costs of these trials will be denominated in Euros. The timing of payments for these trials will depend upon various factors including the pace of site selection, patient enrollment and other trial activities. These trials will be conducted under the master agreement with the vendor that provides for termination by the Company with forty-five days’ notice.

     In April 2005, the Company signed an amendment to the master agreement with one of its clinical research organizations for the conduct of an additional clinical trial to be performed in the United States, which commenced early in the second quarter of 2005. The total expense for this trial, to be conducted over the next two years, is expected to be $1.7 million. The timing of payments for this trial will depend upon various factors including the pace of site selection, patient enrollment and other trial activities. This trial will be conducted under the master agreement with the vendor that provides for termination by the Company with thirty days’ notice.

Critical Accounting Estimates

     We believe there have been no significant changes in our critical accounting estimates during the three months ended March 31, 2005 as compared to what was previously disclosed in our Form 10-K for the year ended December 31, 2004.

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

     In December 2004, the Financial Accounting Standard Board, or FASB, adopted Statement of Financial Accounting Standard 123R, “Share-Based Payment”, or SFAS 123R. The newly adopted statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25, and generally would require, instead, that such transactions be accounted for using a fair-value based method. In accordance with SFAS 123R, companies will be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. SFAS 123R was originally intended to be effective for interim or annual periods beginning after June 15, 2005. In April 2005, the FASB announced a delay in the effective date. For public companies other than Small Business Issuers, SFAS 123R will now be effective for fiscal years beginning after June 15, 2005.

     We plan to adopt SFAS 123R as of January 1, 2006 and are in the process of assessing the impact that this statement may have on our future financial condition and results of operations. As a part of that assessment, we plan to review the option pricing model that we use to determine fair value and all assumptions that are used as inputs, including the expected volatility of the price of our stock, projected employee turnover and the expected term of options from the date of grant to the expected date of exercise. To date, in preparing the disclosures required under Statement of Financial Standard 123, or SFAS 123, that are contained in the footnotes to our financial statements included in Item 1 of this Form 10-Q and in Item 8 of our Form 10-K for the year ended December 31, 2004, we used the full 10 year contractual life of the options as the expected term. Because our stock was not publicly traded until our initial public offering in April 2004, the stock volatility factor used to date for the SFAS 123 footnote disclosures has been 70%, which we believe is a reasonable representation of the stock volatility for newly-public companies in our industry and stage of development. As we prepare to adopt SFAS 123R, we will review these factors and may determine that a change in these assumptions would be appropriate.

     Deferred stock-based compensation related to option grants to non-employees represents the fair value of the options on the grant date, using the Black-Sholes option pricing model. The assumptions used in these calculations are similar to those used for the SFAS disclosures for options granted to employees, with the exception that, for non-employee options, we are required to use the remaining contractual term as the life of the option. Deferred compensation related to non-employee options is amortized to expense on the straight-line basis as the options vest. The remaining balance of deferred compensation related to unvested non-employee options is remeasured on a quarterly basis based on the then current stock price as reflected on the Nasdaq Stock Market.

     Accrual of Costs for Research and Development Activities. We recorded accruals for estimated costs of research, preclinical and clinical studies and manufacturing development of approximately $700,000 as of December 31, 2004 and March 31, 2005. The related costs are a significant component of our research and development expenses. We make significant judgments and estimates in determining the accrual balance in each reporting period. Accrued clinical trial costs are based on estimates of the work completed under the service agreements, milestones achieved, patient enrollment and past experience with similar contracts. Our estimate of the work completed and associated costs to be accrued includes our assessment of the information received from our third-party contract research organizations and the overall status of our clinical trial activities. In the past, we have not experienced any material deviations between accrued clinical trial expenses and actual clinical trial expenses. However, actual services performed, number of patients enrolled and the rate of patient enrollment may vary from our estimates, resulting in adjustments to clinical trial expense in future periods.

Recently Issued Accounting Standards

     See discussion above under the caption “Critical Accounting Estimates – Stock-based compensation” regarding the adoptions of SFAS 123R in December 2004.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to other information in this report, the following factors should be considered carefully in evaluating our company. If any of the risks or uncertainties described in this Form 10-Q or in our annual report on Form 10-K for the year ended December 31, 2004 actually occurs, our business, results of operations or financial condition could be materially adversely affected. The risks and uncertainties described in this Form 10-Q are not the only ones facing the company. Additional risks and uncertainties of which we are unaware or currently deem immaterial may also become important factors that may harm our business.

Risks Related to Our Business

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

     We are a development stage company with no current source of product revenue. We have a limited history of operations and have focused primarily on clinical trials, and if the outcome of our clinical trials supports it, we plan to seek FDA regulatory clearance to market CORLUX for the treatment of the psychotic features of PMD. Historically, we have funded our operations primarily from the sale of our equity securities. We have incurred losses in each year since our inception in 1998. As of March 31, 2005, we had an accumulated deficit of approximately $59.0 million. We do not know when or if we will generate product revenue. We expect our research and development expenses to increase in connection with the planned clinical trials and other development activities for CORLUX and for other product candidates. We expect to incur significant expenses related to the commercialization of CORLUX. As a result, we expect that our losses will increase for the foreseeable future. We are unable to predict the extent of any future losses or whether or when we will become profitable.

We will depend heavily on the success of our lead product, CORLUX, which is still in development. If we are unable to commercialize CORLUX, or experience significant delays in doing so, we may be unable to generate revenues and our stock price may decline.

     We have invested a significant portion of our time and financial resources since our inception in the development of CORLUX. We currently do not have any commercial products and we anticipate that for the foreseeable future our ability to generate revenues and achieve profitability will be solely dependent on the successful development, approval and commercialization of CORLUX. We plan to conduct at least two Phase III clinical trials in the United States for CORLUX for the treatment of the psychotic features of PMD before submitting an application for FDA approval. One Phase III trial commenced in September 2004 and another trial began in October 2004. Both of these trials are covered by Special Protocol Assessments from the FDA. Additionally, in the second quarter of 2005, we initiated a third Phase III trial in Europe. While we expect that the initial results of the two U.S.-based trials will be reported before the end of the first half of 2006 and that the initial results of the European trial will be reported before the end of 2006, we cannot assure you that this will occur. Even though we have SPAs covering the U.S.-based Phase III trials, we may decide, or the FDA may require us, to pursue additional clinical trials or other additional studies on CORLUX. If we are unable to successfully conclude our clinical development program and obtain regulatory approval for CORLUX for the treatment of the psychotic features of PMD, we may be unable to generate revenue and our stock price may decline.

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

     Many other factors could delay or result in termination of our clinical trials, including:

•	negative or inconclusive results;

•	slow patient enrollment;

•	patient noncompliance with the protocol;

•	adverse medical events or side effects among patients during the clinical trials;

•	FDA inspections of our clinical operations; and

•	real or perceived lack of effectiveness or safety of CORLUX.

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

     We rely on clinical investigators and clinical sites to enroll patients and other third parties to manage our trials and to perform related data collection and analysis. However, we may not be able to control the amount and timing of resources that the clinical sites that conduct the clinical testing may devote to our clinical trials. If these clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials or fail to enroll them on our planned schedule, we will be unable to complete these trials or to complete them as planned, which could delay or prevent us from obtaining regulatory approvals for CORLUX.

     We have contracted with Scirex Corporation (Scirex), PPD Development, LP, (PPD), and i3 Research, an Ingenix Company (i3), to monitor clinical site performance and to perform investigator supervision, data collection and analysis in our Phase III clinical trials. In addition, we expect to use approximately 70 clinical sites in our Phase III clinical trials. Approximately 50 sites are currently active and the rest are in the process of being qualified and negotiating contracts to conduct clinical testing. We may not be able to maintain these relationships with Scirex, PPD or i3 or to establish relationships with qualified clinical sites without undue delays or excessive expenditures. Any delay in contracting with qualified clinical sites to conduct our clinical testing may delay the completion of our Phase III clinical trials or the commercialization of CORLUX.

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

The contracts for our European trials are denominated in Euros and we bear the currency rate exposure for the cost of these trials.

     We have engaged a contract research organization to assist in the conduct of our planned clinical trials in Europe. The costs of these trials will be denominated in Euros, which the vendor will convert into U.S. dollars for invoicing as costs are incurred on a monthly basis. Thus, we bear some currency rate exposure for the costs of these trials. One of these trials commenced in May and the other is expected to commence later in the second quarter of 2005. These trials are expected to be conducted over the next two years. The timing of payments for these trials will depend upon various factors including the pace of site selection, patient enrollment, and other trial activities. Both of the European trials discussed here are being conducted under a master agreement that provides for termination by us with forty-five days’ notice.

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

     We may use a different third-party manufacturer to produce commercial quantities of CORLUX than we are using in our clinical trials. The FDA may require us to conduct a study to demonstrate that the tablets used in our clinical trials are equivalent to the final commercial product. If we are unable to establish that the tablets are equivalent or if the FDA disagrees with the results of our study, commercial launch of CORLUX would be delayed.

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

     We anticipate that our existing capital resources will be sufficient to enable us to complete the clinical development of CORLUX, for the treatment of the psychotic features of PMD. However, our expectations are based on our currently planned clinical development program for PMD and our current operating plan, which may change as a result of many factors, including:

•	the costs and the timing of enrollment and results of our clinical trials;

•	changes in the exchange rate between the Euro and the U.S. Dollar;

•	the results of our research efforts and clinical trials;

•	the timing of the approval by the FDA, if any, to market CORLUX for the treatment of the psychotic features of PMD;

•	developments or disputes concerning patents or proprietary rights, including announcements of claims of infringement, interference or litigation against us or our licensors;

•	actual or anticipated fluctuations in our operating results;

•	changes in our growth rates;

•	the timing of commercialization of CORLUX and future product candidates; and

•	changes in the reimbursement policies of third-party insurance companies or government agencies.

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

We may not be able to pursue all of our product research and development opportunities if we are unable to secure adequate funding for these programs.

     The costs required to start or continue many of the programs that our intellectual property allow us to consider for further development are collectively greater that the funds currently available to us. For example, we recently reported positive preclinical results in the prevention of weight loss associated with the use of antipsychotic medications. We also announced in 2004 that we had successfully discovered three series of compounds that are specific GR-II antagonists but, unlike CORLUX, do not block the progesterone receptor. Further development of these programs and others may be delayed or cancelled if we determine that such development may jeopardize our ability to complete the clinical development of CORLUX for the treatment of PMD, as currently planned.

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

     We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. Since initial trading of our stock began on April 14, 2004 through May 10, 2005 our average daily trading volume has been approximately 57,000 shares and our price has ranged from $12.65 to $3.41. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

Our officers, directors and principal stockholders control a majority of our common stock and will be able to significantly influence corporate actions.

     As of May 10, 2005, our officers, directors and principal stockholders control a majority of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

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

     Accounting methods and policies for business and marketing practices of pharmaceutical companies, including policies regarding expensing employee stock options, are subject to further review, interpretation and guidance from relevant accounting authorities, including the SEC. For example, to date, we have not been required to record stock-based compensation charges if an employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. However, in December 2004, the Financial Accounting Standards Board adopted Financial Accounting Standard 123(R), “Share Based Payment.” This statement, which we plan to adopt in the first quarter of 2006, requires the recording of expense for the fair value of stock options granted. As a result, our operating expenses could increase. We rely heavily on stock options to compensate existing employees and attract new employees. Because we will be required to expense stock options on a fair-value basis, we may then choose to reduce our reliance on stock options as a compensation tool. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees. If we did not reduce our reliance on stock options, our reported losses would increase. Although we believe that our accounting practices are consistent with current accounting pronouncements, changes to or interpretations of accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES

     Market Risk

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss. As of March 31, 2005, our cash and cash equivalents consisted primarily of money market funds maintained at major U.S. financial institutions, and the short-term and long-term investments consist of corporate debt securities and U.S. government obligations. To minimize our exposure to interest rate market risk, we have limited the maturities of our investments to less than two years with an average maturity not to exceed one year. Due to the short-term nature of these instruments, a 1% increase or decrease in market interest rates would not have a material adverse impact on the total value of our portfolio as of March 31, 2005.

     Currency Risk

     As of December 31, 2004, we had engaged a contract research organization to begin the preparatory work for the initiation of one of our planned clinical trials in Europe and were in discussions with them regarding proposals for a second European clinical trial. The costs of these trials are denominated in Euros, which the vendor will convert into U.S. dollars for invoicing as costs are incurred on a monthly basis. Thus, we bear some currency rate exposure for the costs of these trials. During the first quarter of 2005, we executed amendments to this agreement for the conduct of these trials at a total cost approximately 5.9 million Euros, which is equivalent to approximately $7.7 million in US Dollars, using the conversion rate as of March 31, 2005. A 1% increase or decrease in the currency rate of exchange between the US Dollar and Euros would have an impact of approximately $80,000 on the cost of these trials. One of these trials commenced in May and the other is expected to commence later in the second quarter of 2005. These trials are expected to be conducted over the next two years. The timing of payments for these trials will depend upon various factors including the pace of site selection, patient enrollment, and other trial activities. Both of the European trials discussed here are being conducted under a master agreement that provides for termination by us with forty-five days’ notice.

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. Based on their evaluation as of March 31, 2005, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

     Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Limitations on the effectiveness of controls. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of March 31, 2005 to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are not currently involved in any material legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIESAND USE OF PROCEEDS

(d) Proceeds from Sale of Registered Securities.

     On April 19, 2004, we completed an initial public offering of 4,500,000 shares of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the “Registration Statement”) (Reg. No. 333-112676) that was declared effective by the SEC on April 14, 2004. The offering commenced on April 14, 2004. After deducting the underwriting discounts and commissions and the estimated offering expenses described above, we received net proceeds from the offering of approximately $49.0 million. During the quarter ended March 31, 2005, approximately $4.9 million of the net proceeds was used for research and development activities and approximately $800,000 was used for general and administrative activities. Between the effective date of the Registration Statement and March 31, 2005, approximately $13.5 million of the net proceeds was used for research and development activities and approximately $3.1 million was used for general and administrative activities. The remaining proceeds from the offering have been placed in temporary investments of marketable securities for future use as needed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     During the three-month period ended March 31, 2005, we signed amendments to its master agreement with a contract research organization to assist in the conduct of two clinical trials to be performed in Europe. One of these trials commenced in May and the other is expected to commence later in the second quarter of 2005. The total expense for these trials, to be conducted over the next two years, is expected to be 5.9 million Euros (approximately $7.7 million in US Dollars using the conversion rate as of March 31, 2005.) The costs of these trials will be denominated in Euros. The timing of payments for these trials will depend upon various factors including the pace of site selection, patient enrollment and other trial activities. These trials will be conducted under the master agreement with the vendor that provides for termination by the Company with forty-five days’ notice.

ITEM 6. EXHIBITS

     The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date: May 13, 2005	/s/ Joseph K. Belanoff

Joseph K. Belanoff, M.D.
Chief Executive Officer

Date: May 13, 2005	/s/ Fred Kurland

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