Form 10-Q
period 2005-06-30
CORCEPT THERAPEUTICS INC
filed 2005-08-11
CIK 1088856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number:
000-50679
CORCEPT THERAPEUTICS INCORPORATED
(Exact Name of Corporation as Specified in Its Charter)

Delaware	77-0487658
(State or other jurisdiction of
incorporation or organization)	(I.R.S. Employer Identification No.)
149 Commonwealth Drive
Menlo Park, CA 94025
(Address of principal executive offices, including zip code)

(650) 327-3270
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On August 10, 2005 there were 22,703,161 shares of common stock outstanding at a par value $.001 per share.

CORCEPT THERAPEUTICS INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(In thousands)

	December 31,	June 30,
	2004	2005
	(See Note 1)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,930	$2,826
Short-term investments	31,471	29,512
Prepaid expenses and other current assets	838	1,317

Total current assets	38,239	33,655
Long-term investments	9,486	4,347
Property and equipment, net of accumulated depreciation	—	50
Other assets	47	83

Total assets	$47,772	$38,135

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$550	$125
Accrued clinical expenses	655	961
Other accrued liabilities	619	417

Total current liabilities	1,824	1,503

Obligations under capital lease, long-term	—	10

Total liabilities	1,824	1,513

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	23	23
Additional paid-in capital	101,361	101,006
Notes receivable from stockholders	(184)	(184)
Deferred compensation	(1,718)	(1,022)
Deficit accumulated during the development stage	(53,472)	(63,095)
Accumulated other comprehensive loss	(62)	(106)

Total stockholders’ equity	45,948	36,622

Total liabilities and stockholders’ equity	$47,772	$38,135

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

					Period from
					inception
	Three Months Ended		Six Months Ended		(May 13, 1998)
	June 30,		June 30,		to June 30,
	2004	2005	2004	2005	2005
Operating expenses:
Research and development*	$2,569	$3,325	$4,146	$8,038	$47,927
General and administrative*	1,125	1,061	2,118	2,134	17,281

Total operating expenses	3,694	4,386	6,264	10,172	65,208
Interest and other income, net	117	282	142	564	2,322
Non-operating expense	(7)	(7)	(13)	(15)	(209)

Net loss	$(3,584)	$(4,111)	$(6,135)	$(9,623)	$(63,095)

Basic and diluted net loss per share	$(0.18)	$(0.18)	$(0.43)	$(0.43)

Shares used in computing basic and diluted net loss per share	19,778	22,594	14,291	22,585

*Includes non-cash stock-based compensation of the following:
Research and development	$117	$(194)	$258	$(120)	$3,901
General and administrative	440	213	830	465	4,457

Total non-cash stock-based compensation	$557	$19	$1,088	$345	$8,358

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

			Period from
			inception
	Six Months Ended		(May 13, 1998)
	June 30,		to June 30,
	2004	2005	2005
Operating activities
Net loss	$(6,135)	$(9,623)	$(63,095)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1	—	54
Amortization of deferred compensation, net of reversals	1,055	295	8,052
Expense related to stock issued for services or in conjunction with license agreement	34	50	541
Interest accrued on convertible promissory notes	10	—	104
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(713)	(479)	(1,317)
Other assets	(14)	(36)	(83)
Accounts payable	308	(425)	125
Accrued liabilities	78	100	1,382

Net cash used in operating activities	(5,376)	(10,118)	(54,237)

Investing activities
Purchases of property and equipment	—	(51)	(105)
Purchases of short-term and long-term investments	(19,992)	(13,531)	(132,239)
Maturities of short-term investments	1,505	20,585	98,275

Net cash provided by (used in) investing activities	(18,487)	7,003	(34,069)

Financing activities
Proceeds from issuance of common stock, net of cash paid for issuance costs	49,025	1	49,101
Proceeds from issuance of convertible preferred stock, net of cash paid for issuance costs	—	—	40,378
Proceeds from issuance of convertible notes payable	—	—	1,543
Proceeds from repayment of stockholder notes	—	—	100
Proceeds from issuance of capital leases, net of short-term portion	—	10	10

Net cash provided by (used in) financing activities	49,025	11	91,132

Net (decrease) increase in cash and cash equivalents	25,162	(3,104)	2,826
Cash and cash equivalents, at beginning of period	10,073	5,930	—

Cash and cash equivalents, at end of period	$35,235	$2,826	$2,826

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
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
     The accompanying unaudited balance sheet as of June 30, 2005 and statements of operations for the three-month and six-month periods ended June 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2004 included in the Company’s Form 10-K. The accompanying balance sheet as of December 31, 2004 has been derived from audited financial statements at that date.
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
Stock-Based Compensation
     The Company accounts for stock-based compensation related to employee stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as amended, and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock- Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). Options granted to nonemployees are accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services (“EITF 96-18”), and are periodically remeasured as they are earned.

CORCEPT THERAPEUTICS INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued
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
     The Company estimates the fair value of these options at the date of grant in accordance with SFAS 123, which allows non-public companies to use the minimum value option pricing model and requires the use of a model such as the Black-Scholes option pricing model for options granted by public companies. The Company has estimated the fair value of options granted prior to February 10, 2004, the date of filing of the Company’s Form S-1, using the minimum value option pricing model and has used the Black-Scholes option pricing model for determining the fair value of options granted on or after that date.
     As required under SFAS 123, as amended by SFAS 148, the following pro forma net loss presentation reflects the amortization of the fair value of the stock option grants as expense. For purposes of this disclosure, the fair value of the stock options is amortized to expense over the options’ vesting periods using the graded-vesting method.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	(in Thousands, except per share data)
Net loss—as reported	$(3,584)	$(4,111)	$(6,134)	$(9,623)
Add back: Amortization of deferred compensation related to stock awards to employees	517	222	1,000	508
Deduct: Stock-based employee compensation expense determined under SFAS 123	(824)	(662)	(1,413)	(1,440)

Pro forma net loss	$(3,891)	$(4,551)	$(6,547)	$(10,555)

Net loss per share
As reported — basic and diluted	$(0.18)	$(0.18)	$(0.43)	$(0.43)
Pro forma — basic and diluted	$(0.20)	$(0.20)	$(0.46)	$(0.47)
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
     The Company plans to adopt SFAS 123R as of January 1, 2006 and is in the process of assessing the impact that this statement may have on its future financial condition and results of operations. As a part of that assessment, the Company plans to review the option pricing model that it uses to determine fair value and the assumptions that are used as inputs, including the expected volatility of the price of our stock, projected employee turnover and the expected term of options from the date of grant to the expected date of exercise. To date, in preparing the disclosures presented above in accordance with SFAS 123, the Company has used the full 10 year contractual life of the options as the expected term. Because the Company’s stock was not publicly traded until the initial public offering in April 2004, the stock volatility factor used to date as an assumption in calculating the fair value of stock options granted to employees after the filing of the Company’s Form S-1 for the SFAS 123 footnote disclosures has been 70%, which the Company believes is a reasonable representation of the stock volatility for newly-public companies in its industry and stage of development. As the Company prepares to adopt SFAS 123R management will be reviewing all assumptions used in the fair value calculation and may determine that changes in these assumption are appropriate.

CORCEPT THERAPEUTICS INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued
2. Acquisition of Fixed Assets under Capital Lease
     In June 2005, the Company acquired a piece of office equipment with an estimated market value of $15,000 under a lease that, for accounting purposes, is classified as a capital lease. The lease is payable over a 39-month period at a regular monthly payment of approximately $400. The estimated principal portion of payments within the next year is classified as short-term, with the remaining balance classified as long-term.
3. Commitments
     During the quarter ended March 31, 2005, the Company signed amendments to its master agreement with a contract research organization to assist in the conduct of two clinical trials to be performed in Europe, to be conducted over a two-year period. One of these trials commenced in May and the other is expected to commence in the third quarter of 2005. The total contractual commitment for these trials, which is denominated primarily in Euros, is expected to be approximately $7.5 million in U.S. Dollars based on actual costs incurred to date and the remaining contractual commitments converted using the foreign exchange rate as of June 30, 2005. Approximately €4.8 million of the Euro-denominated commitments under these contracts had not been incurred as of June 30, 2005. The costs of these trials may vary depending upon the nature of the services being rendered, as well as the change in the foreign exchange rates at the time such payments become due. The timing of payments for these trials will depend upon various factors including the pace of site selection, patient enrollment and other trial activities. These trials are being conducted under the master agreement with the vendor that provides for termination by the Company with forty-five days’ notice.
     In April 2005, the Company signed an amendment to the master agreement with another one of its clinical research organizations for the conduct of an additional clinical trial to be performed in the United States, which commenced early in the second quarter of 2005. The total contractual commitment for this trial, to be conducted over a two-year period, is expected to be $1.7 million. The timing of payments for this trial will depend upon various factors including the pace of site selection, patient enrollment and other trial activities. This trial is being conducted under the master agreement with the vendor that provides for termination by the Company with thirty days’ notice.
     On May 23, 2005, the Company entered into a lease agreement for office space at a cost of approximately $14,250 per month, which is subject to increases each January based on increases in the landlord’s operating expenses for the property. The lease is for an initial term of 30 months with a commencement date of July 1, 2005 and provides the Company with an option to extend for an additional year.
4. Comprehensive Loss
     Comprehensive loss is comprised of net loss and the change in unrealized gains and losses on available-for-sale securities. The following table presents the components of comprehensive loss for the periods presented. All figures are in thousands.

	Net Loss	Change in Unrealized	Comprehensive
	as reported	Gain (Loss)	Net Loss
Three-month periods ended:
June 30, 2004	$(3,584)	$(33)	$(3,617)
June 30, 2005	$(4,111)	$46	$(4,065)
Six-month periods ended:
June 30, 2004	$(6,135)	$(33)	$(6,168)
June 30, 2005	$(9,623)	$(44)	$(9,667)

CORCEPT THERAPEUTICS INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued
5. Net Loss Per Share
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	(in Thousands, except per share data)
Net loss (numerator)	$(3,584)	$(4,111)	$(6,135)	$(9,623)

Shares used in computing historical basic and diluted net loss per share (denominator)
Weighted-average common shares outstanding	20,011	22,694	14,672	22,694
Less weighted-average shares subject to repurchase	(233)	(100)	(381)	(109)

Denominator for basic and diluted net loss per share	19,778	22,594	14,291	22,585

Basic and diluted net loss per share applicable to common stockholders	$(0.18)	$(0.18)	$(0.43)	$(0.43)

     The Company has excluded the impact of stock options and shares of common stock subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented. In addition, the Company has excluded the impact of all convertible preferred stock from January 1, 2004 through the conversion of these shares into common stock on April 19, 2004, the effective date of the initial public offering of the Company’s common stock, from the calculation of diluted net loss per common share because all such securities are antidilutive for such periods. The total number of shares excluded from the calculations of diluted net loss per share was 2,789,075 and 1,351,101 for the three months ended June 30, 2004 and 2005, respectively. The total number of shares excluded from the calculations of diluted net loss per share was 6,470,022 and 1,360,050 for the six months ended June 30, 2004 and 2005, respectively.
6. Stock-based compensation
     During the six months ended June 30, 2005, the Company granted options to purchase a total of 150,000 shares of common stock to employees at a weighted-average exercise price of $4.82, the market price on the date of grant. In June 2005, options were exercised to purchase 9,348 shares of common stock.
     During the second quarter of 2005, upon the change in status of an employee who worked in a development function to a consultant, we recorded a reversal of approximately $250,000 of previously reported stock-based compensation expense, which represents the difference between the expense recorded under the graded-vesting method and the expense that would have been recorded based upon the rights to options that vested during the individual’s service as an employee. Certain of the options previously granted to this individual will continue to vest as the individual provides consulting services to the Company. The fair value of these remaining options will be charged to expense as they are earned over the remaining vesting period, which is approximately 1.5 years, using the straight-line method.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Information
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the “Factors that May Affect Future Results” section of Part I of this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements contained in this Form 10-Q other than statements of historical fact are forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions indicate forward-looking statements. Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements made in this Form 10-Q include statements about:
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
OVERVIEW
     We are a pharmaceutical company engaged in the development of medications for the treatment of severe psychiatric and neurological diseases. Since our inception in May 1998, we have been developing our lead product, CORLUX®, targeted for the treatment of the psychotic features of psychotic major depression, or PMD, under an exclusive patent license from Stanford University. The United States Food and Drug Administration, or FDA, has granted “fast track” status to evaluate the safety and efficacy of CORLUX for the treatment of the psychotic features of PMD. We have completed the analysis of our first two large, double-blind trials, and, in September and October 2004, we initiated two Phase III clinical trials in the United States to support a planned New Drug Application, or NDA. Both of these trials are covered by Special Protocol Assessments, or SPAs, from the FDA. Additionally, in the second quarter of 2005, we initiated a third Phase III clinical trial in Europe and a clinical study in the United States to evaluate the safety and tolerability of retreatment with CORLUX. We intend to initiate an additional retreatment study in Europe in the third quarter of 2005.
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

     We are in the development stage and have incurred significant losses since our inception because we have not generated any revenue, and do not expect to generate any revenue for the foreseeable future. As of June 30, 2005 we had an accumulated deficit of approximately $63.1 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for CORLUX, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing process development and regulatory activities, as well as general and administrative expenses. We expect to continue to incur net losses over at least the next two years as we complete our CORLUX clinical trials, apply for regulatory approvals, expand development of GR-II antagonists for new indications, acquire and develop treatments in other therapeutic areas, establish sales and marketing capabilities and expand our operations.
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
RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2005 and 2004
     Research and development expenses. Research and development expenses include the personnel costs related to our development activities including non-cash stock-based compensation, as well as the costs of pre-clinical studies, clinical trial preparations, enrollment and monitoring expenses, regulatory costs and the costs of manufacturing development.
     Research and development expenses increased 29% to $3.3 million for the three months ended June 30, 2005, from $2.6 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, research and development expenses increased 94% to $8.0 million from $4.1 million for the six months ended June 30, 2004. The net increases in expenses between years reflect clinical trial cost increases of $1.5 million and $4.1 million, respectively, for the current quarter and year-to-date periods, primarily related to Phase III clinical trial expenses for PMD. In addition, for both the current quarter and year-to-date period, there was a reduction of approximately $500,000 in expenses for our discovery research program due to the successful conclusion of a program focusing on the discovery of new chemical entities that will be available for future development. During the three months ended June 30, 2005 as compared to the same quarter of 2004, decreases in staffing costs, due primarily to changes in stock-based compensation, and in production and testing of clinical supplies were partially offset by increases in pre-clinical studies and infrastructure costs to support research and development activities. During the six-month period ended June 30, 2005 as compared to the same period of 2004, increases in pre-clinical studies, personnel and infrastructure costs, were partially offset by the decrease in stock-based compensation costs and in production and testing of clinical supplies.
     Research and development expenses discussed above for the three- and six-month periods ending June 30, 2005 included stock based compensation charges related to option grants to individuals performing these functions of approximately $60,000 and $130,000, respectively, as compared with charges of approximately $120,000 and $260,000 for the same periods in 2004. In addition, during the second quarter of 2005, upon the change in status of an employee who worked in a development function to a consultant, we recorded a reversal of approximately $250,000 of previously reported stock-based compensation expense, which represents the difference between the expense recorded under the graded-vesting method and the expense that would have been recorded based upon the rights to options that vested during the individual’s service as an employee. Approximately $40,000 of non-cash compensation expense related to individuals performing research and development activities is expected to be amortized to expense during the remainder of 2005.
     Below is a summary of our research and development expenses by major project (excluding stock based compensation):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Project	2004	2005	2004	2005
	(in thousands)
CORLUX for the treatment of the psychotic features of PMD	$1,843	$3,184	$2,517	$7,030
CORLUX for the treatment of mild to moderate Alzheimer’s disease	53	235	238	482
Drug discovery research	556	100	1,133	646

Total research and development expense (excluding stock-based compensation)	$2,452	$3,519	$3,888	$8,158

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
     General and administrative expenses were $1.1 million and $2.1 million, respectively, for the three- and six-month periods ended June 30, 2005, unchanged from the levels of the comparable periods in 2004. There were increases of $100,000 and $200,000, respectively, for the three- and six-month periods ended June 30, 2005, as compared to the corresponding periods in 2004 in expenses attributable to staffing and professional fees that were offset by decreases in stock-based compensation.
     General and administrative expenses for the three- and six-month periods ended June 30, 2005 included stock-based compensation expense related to option grants to individuals performing these functions of approximately $210,000 and $465,000, respectively, as compared with $440,000 and $830,000 for the same periods in 2004. This decrease was due to the decelerating scale of expense recognition under the graded-vesting method. Approximately $330,000 of non-cash compensation expense related to individuals performing general and administrative activities is expected to be amortized to expense during the remainder of 2005.
     We expect that general and administrative expenses will increase during the remainder of 2005 and subsequent years due to additional personnel, higher support costs for our commercialization efforts, costs associated with growth in our market research activities, and expanded operational infrastructure. An increase in general and administrative expenses is also expected to accompany our infrastructure growth associated with our public company reporting activities. These increases will be partially offset during the remainder of 2005 by decreases in non-cash stock-based compensation due to the decelerating scale of amortization of existing deferred compensation under the graded-vesting method.
     Interest and other income, net. Interest and other income, net, increased to approximately $280,000 for the three months ended June 30, 2005 and $565,000 for the six months ended June 30, 2005 from $120,000 and $140,000, respectively, for the same periods in 2004. The increases were principally attributable to the investment earnings on higher average cash, cash equivalents, and investments balances during the three- and six-month periods ended June 30, 2005 as compared to the same periods in 2004, due to the investment of net proceeds from our IPO in April 2004 and higher rates of interest in 2005.
     Non-operating expense. Non-operating expense was $7,000 and $15,000, respectively, for the three- and six-month periods ended June 30, 2005, compared to $7,000 and $13,000, respectively, for the same periods in 2004. The expense in 2005 represents state tax. The expense in 2004 was primarily interest expense on our convertible note payable to the Institute for the Study of Aging. The note was converted into common stock in June 2004.
Liquidity and Capital Resources
     We have incurred operating losses since inception, and at June 30, 2005 we had a deficit accumulated during the development stage of $63.1 million. Since our inception, we have relied primarily on the proceeds from private placements and public offering of our equity securities to fund our operations.
     At June 30, 2005, we had a balance in cash, cash equivalents and marketable securities of $36.7 million, compared to $46.9 million at December 31, 2004. Net cash used in operating activities for the six months ended June 30, 2005 was $10.1 million as compared with $5.4 million for the six months ended June 30, 2004. The use of cash in each period was primarily a result of net losses associated with our research and development activities and amounts incurred to develop our administrative infrastructure. The increase in cash used in operating activities was due to the continuation of Phase III clinical trials begun in the second half of 2004 and in early 2005. We expect cash used in operating activities to continue to increase substantially during the remainder of 2005 and later years due to the continuation and expansion of clinical trials, research activities and general and administrative expenses.
     We believe that our current cash and investment balances and interest thereon will be sufficient to complete our currently planned clinical trials reflected in the “Overview” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operation, to conduct appropriate development studies and to satisfy our other anticipated cash needs for operating expenses through 2006. However, we cannot be certain that additional funding will not be required during this 18-month period and, if required, will be available on acceptable terms, or at all. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to certain of our technologies or products, including potentially our lead product, that we would otherwise seek to develop on our own.
Contractual Obligations and Commercial Commitments
     During the quarter ended March 31, 2005, the Company signed amendments to its master agreement with a contract research organization to assist in the conduct of two clinical trials to be performed in Europe, to be conducted over a two-year period. One of these trials commenced in May and the other is expected to commence in the third quarter of 2005. The total contractual commitment for these trials, which are denominated primarily in Euros, is expected to be approximately $7.5 million based on actual costs incurred to date and the remaining contractual commitments converted using the foreign exchange rate as of June 30, 2005. Approximately €4.8 million of the Euro-denominated commitments under these contracts had not been incurred as of June 30, 2005. The costs of these trials may vary depending upon the nature of the services being rendered, as well as the change in the foreign exchange rates at the time such payments are due. The timing of payments for these trials will depend upon various factors including the pace of site selection, patient enrollment and other trial activities. These trials are being conducted under the master agreement with the vendor that provides for termination by the Company with forty-five days’ notice.
     In April 2005, the Company signed an amendment to the master agreement with another one of its clinical research organizations for the conduct of an additional clinical trial to be performed in the United States, which commenced early in the second quarter of 2005. The total contractual commitment for this trial, to be conducted over a two year period, is expected to be $1.7 million. The timing of payments for this trial will depend upon various factors including the pace of site selection, patient enrollment and other trial activities. This trial is being conducted under the master agreement with the vendor that provides for termination by the Company with thirty days’ notice.
Critical Accounting Estimates
     We believe there have been no significant changes in our critical accounting estimates during the three months ended June 30, 2005 as compared to what was previously disclosed in our Form 10-K for the year ended December 31, 2004.
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
     Accrual of Costs for Research and Development Activities. We recorded accruals for estimated costs of research, preclinical and clinical studies and manufacturing development of approximately $700,000 as of December 31, 2004 and $1.1 million as of June 30, 2005. The related costs are a significant component of our research and development expenses. We make significant judgments and estimates in determining the accrual balance in each reporting period. Accrued clinical trial costs are based on estimates of the work completed under the service agreements, milestones achieved, patient enrollment and past experience with similar contracts. Our estimate of the work completed and associated costs to be accrued includes our assessment of the information received from our third-party contract research organizations and the overall status of our clinical trial activities. In the past, we have not experienced any material deviations between accrued clinical trial expenses and actual clinical trial expenses. However, actual services performed, number of patients enrolled and the rate of patient enrollment may vary from our estimates, resulting in adjustments to clinical trial expense in future periods.
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
     We are a development stage company with no current source of product revenue. We have a limited history of operations and have focused primarily on clinical trials, and if the outcome of our clinical trials supports it, we plan to seek FDA regulatory clearance to market CORLUX for the treatment of the psychotic features of PMD. Historically, we have funded our operations primarily from the sale of our equity securities. We have incurred losses in each year since our inception in 1998. As of June 30, 2005, we had an accumulated deficit of approximately $63.1 million. We do not know when or if we will generate product revenue. We expect our research and development expenses to increase in connection with the planned clinical trials and other development activities for CORLUX and for other product candidates. We expect to incur significant expenses related to the commercialization of CORLUX. As a result, we expect that our losses will increase for the foreseeable future. We are unable to predict the extent of any future losses or whether or when we will become profitable.

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
     We rely on clinical investigators and clinical sites to enroll patients and other third parties to manage our trials and to perform related data collection and analysis. However, we may not be able to control the amount and timing of resources that the clinical sites that conduct the clinical testing may devote to our clinical trials. For example, as we reported on August 9, 2005, enrollment in our U.S.-based Phase III trials has been slower than anticipated. There can be no assurance that the steps we are taking to increase the pace of enrollment will be successful. If our clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials or fail to enroll them on our planned schedule, we will be unable to complete these trials or to complete them as planned, which could delay or prevent us from obtaining regulatory approvals for CORLUX.
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
     We have engaged a contract research organization to assist in the conduct of our planned clinical trials in Europe. The costs of these trials will be denominated in Euros, which the vendor will convert into U.S. dollars for invoicing as costs are incurred on a monthly basis. Thus, we bear some currency rate exposure for the costs of these trials. One of these trials commenced in May and the other is expected to commence in the third quarter of 2005. These trials are expected to be conducted over the next two years. The timing of payments for these trials will depend upon various factors including the pace of site selection, patient enrollment, and other trial activities. Both of the European trials discussed here are being conducted under a master agreement that provides for termination by us with forty-five days’ notice.
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
     Combination medicinal therapy consists of the use of antipsychotic and antidepressant medicines, not currently approved for the treatment of PMD. The antipsychotics are prescribed for off-label use by physicians to treat the psychotic features of PMD, which is the clinical target of CORLUX. Antipsychotics include Bristol-Myers Squibb’s Abilify, Novartis’ Clozaril, Pfizer’s Geodon and Navane, Ortho-McNeil’s Haldol, Janssen Pharmaceutica’s Risperdal, AstraZeneca’s Seroquel, GlaxoSmithKline’s Stelazine and Thorazine, Mylan’s thioridazine, Schering Corporation’s Trilafon and Eli Lilly’s Zyprexa. CORLUX may not compete effectively with these established treatments. We are aware of one ongoing clinical trial conducted by the pharmaceutical division of Akzo Nobel, for a new medicine for the treatment of PMD. We believe that this new medicine is a GRII antagonist, the commercial use of which would be covered by our patent. As discussed above, Akzo Nobel has filed an observation in our exclusively licensed European patent application with claims directed to PMD, in which Akzo Nobel challenges the claims of that patent application. We are not aware of any public disclosures of any company , including Akzo Nobel, regarding the development of new medicinal products to treat PMD. Our present and potential competitors include major pharmaceutical companies, as well as specialized pharmaceutical firms, universities and public and private research institutions. Moreover, we expect competition to intensify as technical advances are made. These competitors, either alone or with collaborative parties, may succeed with the development and commercialization of medicinal products that are superior to and more cost-effective than CORLUX. Many of our competitors and related private and public research and academic institutions have greater experience, more financial resources and larger research and development staffs than we do. In addition, many of these competitors, either alone or together with their collaborative partners, have significantly greater experience than we do in developing human medicines, obtaining regulatory approvals, manufacturing and commercializing products.
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
     We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended August 10, 2005, our average daily trading volume has been approximately 50,000 shares and our price has ranged from $8.98 to $3.41. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:
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
     Securities analysts currently covering our common stock may discontinue, research coverage. Additional securities analysts may elect not to provide research coverage of our common stock. A lack of research coverage may adversely affect our common stock’s market price. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts who elects to cover us downgrades our stock, our stock price would likely decline rapidly. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline. In addition, rules mandated by the Sarbanes-Oxley Act of 2002, and a global settlement reached in 2003 between the SEC, other regulatory analysts and a number of investment banks will lead to a number of fundamental changes in how analysts are reviewed and compensated. In particular, many investment banking firms will be required to contract with independent financial analysts for their stock research. It may be difficult for companies such as ours with smaller market capitalizations to attract independent financial analysts that will cover our common stock. This could have a negative effect on our market price.

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
     As of August 10, 2005, our officers, directors and principal stockholders control a majority of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.
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
Because we have been a public company for a short time, we have limited experience complying with public company obligations, including recently enacted changes in securities laws and regulations. Compliance with these requirements will increase our costs and require additional management resources, and we still may fail to comply.
     We are a small company with limited resources. Until April 2004, we operated as a private company, not subject to many of the requirements applicable to public companies.
     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K. In addition, the independent registered public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement may first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2006. Uncertainty exists regarding our ability to comply with these requirements by applicable deadlines. If we are unable to complete the required assessment as to the adequacy of our internal control reporting or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as the required deadline and future year ends, investors could lose confidence in the reliability of our financial reporting.
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES
     Market Risk
     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss. As of June 30, 2005, our cash and cash equivalents consisted primarily of money market funds maintained at major U.S. financial institutions, and the short-term and long-term investments consist of corporate debt securities and U.S. government obligations. To minimize our exposure to interest rate market risk, we have limited the maturities of our investments to less than two years with an average maturity not to exceed one year. Due to the short-term nature of these instruments, a 1% increase or decrease in market interest rates would not have a material adverse impact on the total value of our portfolio as of June 30, 2005.
     Currency Risk
     As of December 31, 2004, we had engaged a contract research organization to begin the preparatory work for the initiation of one of our planned clinical trials in Europe and were in discussions with them regarding proposals for a second European clinical trial. The costs of these trials are denominated in Euros, which the vendor will convert into U.S. dollars for invoicing as costs are incurred on a monthly basis. Thus, we bear some currency rate exposure for the costs of these trials. During the first quarter of 2005, we executed amendments to this agreement for the conduct of these trials that included Euro-denominated commitments of approximately 5.9 million Euros, of which 4.8 million Euros had not been expended or accrued as of June 30, 2005. A 1% increase or decrease in the currency rate of exchange between the U.S. Dollar and the Euro would have an impact of approximately $60,000 on the unexpended cost of these trials. One of these trials commenced in May and the other is expected to commence later in the second quarter of 2005. These trials are expected to be conducted over a two-year period. The timing of payments for these trials will depend upon various factors including the pace of site selection, patient enrollment, and other trial activities. Both of the European trials discussed here are being conducted under a master agreement that provides for termination by us with forty-five days’ notice.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of disclosure controls and procedures. Based on their evaluation as of June 30, 2005, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.
     Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Limitations on the effectiveness of controls. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of June 30, 2005 to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are not currently involved in any material legal proceedings.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(d) Proceeds from Sale of Registered Securities.
     On April 19, 2004, we completed an initial public offering of 4,500,000 shares of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the “Registration Statement”) (Reg. No. 333-112676) that was declared effective by the SEC on April 14, 2004. The offering commenced on April 14, 2004. After deducting the underwriting discounts and commissions and the estimated offering expenses described above, we received net proceeds from the offering of approximately $49.0 million. During the quarter ended June 30, 2005, approximately $3.6 million of the net proceeds was used for research and development activities and approximately $800,000 was used for general and administrative activities. Between the effective date of the Registration Statement and June 30, 2005, approximately $17.1 million of the net proceeds was used for research and development activities and approximately $3.9 million was used for general and administrative activities. The remaining proceeds from the offering have been placed in temporary investments of marketable securities for future use as needed.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our annual meeting of stockholders on June 14, 2005 to consider and vote on proposals to elect directors to serve for the ensuing year and until their successors are elected and qualified and to ratify the selection by the Audit Committee of the Board of Directors of Ernst & Young, LLP, as independent registered public accounting firm of the Company for its fiscal year ending December 31, 2005.
     The total number of shares voted at the annual meeting was 17,990,628. The voting on the two matters is set forth below:
     Proposal 1 — Election of officers
          The following directors were elected to serve for the ensuing year and until their successors are elected and qualified.

Director:	For	Against	Withheld
G. Leonard Baker, Jr.	17,888,408	—	102,220
Joseph K. Belanoff, M.D.	17,964,888	—	25,740
Joseph C. Cook, Jr.	17,671,558	—	319,070
James A. Harper	17,882,806	—	107,822
David L. Mahoney	17,672,428	—	318,200
Alix Marduel, M.D.	17,888,408	—	102,220
Alan F. Schatzberg, M.D.	17,737,079	—	253,549
David Singer	17,666,956	—	323,672
James N. Wilson	17,662,157	—	328,471

Proposal 2 - Proposal to ratify the selection by the Audit Committee of the Board of Directors of Ernst & Young, LLP, as independent registered public accounting firm of the Company for its fiscal year ending December 31, 2005:

For	17,684,409
Against	305,719
Withheld	500
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS
     The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CORCEPT THERAPEUTICS INCORPORATED

Date: August 11, 2005	/s/ Joseph K. Belanoff

Joseph K. Belanoff, M.D.
Chief Executive Officer

Date: August 11, 2005	/s/ Fred Kurland

Fred Kurland
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Document
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Fred Kurland.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Fred Kurland.

10.14	Office Lease Agreement by and between Corcept Therapeutics Inc. and Exponent Realty, LLC, dated May 23, 2005.