Form 10-Q
period 2005-09-30
CORCEPT THERAPEUTICS INC
filed 2005-11-14
CIK 1088856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                           to
Commission File Number:
000-50679
CORCEPT THERAPEUTICS INCORPORATED
(Exact Name of Corporation as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0487658 (I.R.S. Employer Identification No.)
149 Commonwealth Drive
Menlo Park, CA 94025
(Address of principal executive offices, including zip code)

(650) 327-3270
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On November 8, 2005 there were 22,704,102 shares of common stock outstanding at a par value $.001 per share.

CORCEPT THERAPEUTICS INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(In thousands)

	December 31,	September 30,
	2004	2005
	(See Note 1)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,930	$1,412
Short-term investments	31,471	28,399
Prepaid expenses and other current assets	838	830

Total current assets	38,239	30,641
Long-term investments	9,486	3,549
Property and equipment, net of accumulated depreciation	—	55
Other assets	47	76

Total assets	$47,772	$34,321

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$550	$833
Accrued clinical expenses	655	1,426
Other accrued liabilities	619	397

Total current liabilities	1,824	2,656

Obligations under capital lease, long-term	—	45

Total liabilities	1,824	2,701

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	23	23
Additional paid-in capital	101,361	101,027
Notes receivable from stockholders	(184)	(184)
Deferred compensation	(1,718)	(808)
Deficit accumulated during the development stage	(53,472)	(68,318)
Accumulated other comprehensive loss	(62)	(120)

Total stockholders’ equity	45,948	31,620

Total liabilities and stockholders’ equity	$47,772	$34,321

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

					Period from
	Three Months Ended		Nine Months Ended		inception
	September 30,		September 30,		(May 13, 1998)
					to September 30,
	2004	2005	2004	2005	2005
Operating expenses:
Research and development*	$3,098	$4,521	$7,244	$12,560	$52,448
General and administrative*	1,160	960	3,278	3,093	18,241

Total operating expenses	4,258	5,481	10,522	15,653	70,689
Interest and other income, net	203	278	346	842	2,600
Other expense	(34)	(20)	(47)	(35)	(229)

Net loss	$(4,089)	$(5,223)	$(10,223)	$(14,846)	$(68,318)

Basic and diluted net loss per share	$(0.18)	$(0.23)	$(0.60)	$(0.66)

Shares used in computing basic and diluted net loss per share	22,532	22,621	17,058	22,597

*Includes non-cash stock-based compensation of the following:
Research and development	$(141)	$53	$118	$(68)	$3,954
General and administrative	355	180	1,185	646	4,638

Total non-cash stock-based compensation	$214	$233	$1,303	$578	$8,592

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

			Period from
			inception
	Nine Months Ended		(May 13, 1998)
	September 30,		to September 30,
	2004	2005	2005
Operating activities
Net loss	$(10,223)	$(14,846)	$(68,318)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1	4	58
Amortization of deferred compensation, net of reversals	1,252	496	8,253
Expense related to stock issued for services or in conjunction with license agreement	51	81	572
Interest accrued on convertible promissory notes	10	—	104
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(507)	8	(830)
Other assets	(19)	(29)	(76)
Accounts payable	659	283	833
Accrued liabilities	(39)	547	1,829

Net cash used in operating activities	(8,815)	(13,456)	(57,575)

Investing activities
Purchases of property and equipment	—	(59)	(113)
Purchases of short-term and long-term investments	(38,214)	(21,120)	(139,828)
Maturities of short-term investments	3,955	30,071	107,761

Net cash provided by (used in) investing activities	(34,259)	8,892	(32,180)

Financing activities
Proceeds from issuance of common stock, net of cash paid for issuance costs	49,025	1	49,101
Proceeds from issuance of convertible preferred stock, net of cash paid for issuance costs	—	—	40,378
Proceeds from issuance of convertible notes payable	—	—	1,543
Proceeds from repayment of stockholder notes	—	—	100
Proceeds from issuance of capital leases, net of short-term portion	—	45	45

Net cash provided by (used in) financing activities	49,025	46	91,167

Net (decrease) increase in cash and cash equivalents	5,951	(4,518)	1,412
Cash and cash equivalents, at beginning of period	10,073	5,930	—

Cash and cash equivalents, at end of period	$16,024	$1,412	$1,412

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
     The accompanying unaudited balance sheet as of September 30, 2005 and statements of operations for the three-month and nine-month periods ended September 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2004 included in the Company’s Form 10-K. The accompanying balance sheet as of December 31, 2004 has been derived from audited financial statements at that date.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.
     Cost accruals for clinical trials are based upon estimates of work completed under service agreements, milestones achieved, patient enrollment and past experience with similar contracts. The Company’s estimates of work completed and associated cost accruals include its assessments of information received from third-party contract research organizations and the overall status of clinical trial activities. The estimates are updated on a recurring basis as new information becomes available. Any changes in estimates are recorded in the period of the change.
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

CORCEPT THERAPEUTICS INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued
Stock-Based Compensation
     The Company accounts for stock-based compensation related to employee stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as amended, and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). Options granted to nonemployees are accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services (“EITF 96-18”), and are periodically remeasured as such instruments are earned.
     The information set forth below regarding pro forma net loss prepared in accordance with SFAS 123 has been determined as if the Company had accounted for employee stock options under the fair value method proscribed by SFAS 123. The resulting effect on net loss pursuant to SFAS 123 is not likely to be representative of the effects in future years, due to the adoption of SFAS 123R and the inclusion in subsequent years of additional grants and years of vesting.
     The Company estimates the fair value of these options at the date of grant in accordance with SFAS 123, which allows non-public companies to use the minimum value option pricing model and requires the use of a model such as the Black-Scholes option pricing model for options granted by public companies. The Company has estimated the fair value of options granted prior to February 10, 2004, the date of filing of the Company’s Form S-1, using the minimum value option pricing model and has used the Black-Scholes option pricing model for determining the fair value of options granted on and after that date.
     As required under SFAS 123, as amended by SFAS 148, the following pro forma net loss presentation reflects the amortization of the fair value of the stock option grants as expense. For purposes of this disclosure, the fair value of the stock options is amortized to expense over the options’ vesting periods using the graded-vesting method.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(in Thousands, except per share data)
Net loss—as reported	$(4,089)	$(5,223)	$(10,223)	$(14,846)
Add back: Amortization of deferred compensation related to stock awards to employees	400	181	1,400	689
Deduct: Stock-based employee compensation expense determined under SFAS 123	(805)	(556)	(2,218)	(1,997)

Pro forma net loss	$(4,494)	$(5,598)	$(11,041)	$(16,154)

Net loss per share
As reported — basic and diluted	$(0.18)	$(0.23)	$(0.60)	$(0.66)
Pro forma — basic and diluted	$(0.20)	$(0.25)	$(0.65)	$(0.71)
Recently Issued Accounting Standards
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25, and generally would require, instead, that such transactions be accounted for using a fair-value based method. In accordance with SFAS 123R, companies will be required to recognize an expense for compensation cost related to share-based payment arrangements with employees, including stock options and employee stock purchase plans. SFAS 123R originally required adoption for interim or annual periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) issued a release that amends the compliance dates. Under the SEC’s new rule, the Company will be required to apply Statement 123R as of January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company plans to adopt SFAS 123R on January 1, 2006.

CORCEPT THERAPEUTICS INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued
     Statement 123R permits public companies to adopt its requirements using one of two methods:
1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123R that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
     The Company is in the process of assessing the appropriate transition method and the impact that this statement may have on its future financial condition and results of operations. As a part of that assessment, the Company plans to review the option pricing model that it uses to determine fair value and the assumptions that are used as inputs, including the expected volatility of the price of our stock, projected employee turnover and the expected term of options from the date of grant to the expected date of exercise. To date, in preparing the disclosures presented above in accordance with SFAS 123, the Company has used the full 10 year contractual life of the options as the expected term. Because the Company’s stock was not publicly traded until the initial public offering in April 2004, the stock volatility factor used to date as an assumption in calculating the fair value of stock options granted to employees after the filing of the Company’s Form S-1 for the SFAS 123 footnote disclosures has been 70%, which the Company believes is a reasonable representation of the stock volatility for newly-public companies in its industry and stage of development. As the Company prepares to adopt SFAS 123R management will be reviewing all assumptions used in the fair value calculation and may determine that changes in these assumption are appropriate.
     In May 2005, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, (“FAS 154”). FAS 154 requires retrospective application to prior periods’ financial statements for any change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. The statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The statement carries forward without change the guidance contained in Accounting Principles Board Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The Company will be required to adopt FAS 154 for any accounting changes or corrections of errors on or after January 1, 2006. The Company does not expect the adoption of FAS 154 to have a material impact on its financial position, results of operations, or cash flows.
Reclassification
     Certain data in the Statement of Cash Flows for the nine-month period ended September 30, 2004 have been reclassified to conform to the current presentation.
2. Acquisition of Fixed Assets under Capital Lease
     During 2005, the Company acquired office equipment and furniture with estimated total market values of approximately $60,000 under leases that, for accounting purposes, are classified as capital leases. The leases are payable over varying terms ranging from 39 to 60 months at regular monthly payments totaling approximately $1,400. The estimated principal portion of payments under these leases within the next year is classified as short-term, with the remaining balance classified as long-term.
3. Commitments
     During the quarter ended March 31, 2005, the Company signed amendments to its master agreement with a contract research organization to assist in the conduct of two clinical trials to be performed in Europe, to be conducted through the first half of 2007. One of these trials commenced in May and the other commenced in August 2005. The total contractual commitment for these trials, which is denominated primarily in Euros, is expected to be approximately $7.5 million in U.S. Dollars based on actual costs incurred to date and the remaining contractual commitments converted using the foreign exchange rate as of September 30, 2005.Approximately €4.3 million of the Euro-denominated commitments under these contracts had not been incurred as of September 30,

CORCEPT THERAPEUTICS INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued
     2005, which is equivalent to approximately $5.2 million based on the exchange rate at that date. The costs of these trials may vary depending upon the nature of the services being rendered, as well as the change in the foreign exchange rates at the time such payments become due. The timing of payments for these trials will depend upon various factors including the pace of site selection, patient enrollment and other trial activities. These trials are being conducted under the master agreement with the vendor that provides for termination by the Company with forty-five days’ notice.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(in Thousands)
Net loss as reported	$(4,089)	$(5,223)	$(10,223)	$(14,846)
Change in unrealized gain (loss)	6	(14)	(27)	(58)

Comprehensive net loss	$(4,083)	$(5,237)	$(10,250)	$(14,904)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(in Thousands, except per share data)
Net loss (numerator)	$(4,089)	$(5,223)	$(10,223)	$(14,846)

Shares used in computing historical basic and diluted net loss per share (denominator)
Weighted-average common shares outstanding	22,686	22,703	17,363	22,697
Less weighted-average shares subject to repurchase	(154)	(82)	(305)	(100)

Denominator for basic and diluted net loss per share	22,532	22,621	17,058	22,597

Basic and diluted net loss per share applicable to common stockholders	$(0.18)	$(0.23)	$(0.60)	$(0.66)

CORCEPT THERAPEUTICS INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued
     The Company has excluded the impact of common stock equivalents, from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented. For the nine-month period ended September 30, 2004, the Company excluded approximately 3.5 million shares that represent the impact of all convertible preferred stock from January 1, 2004 through the conversion of these shares into common stock on April 19, 2004, the effective date of the initial public offering of the Company’s common stock. In addition, for all periods presented, the Company excluded additional shares that might have been issued under stock option grants.
     The following table presents information on securities outstanding as of the end of each period that could potentially dilute the per share data in the future. All data is in thousands.

	September 30,
	2004	2005
Shares subject to repurchase	145	73
Stock options outstanding	974	1,286

Total	1,119	1,359

6. Stock-based compensation
     During the second quarter of 2005 and the third quarter of 2004, upon the change in status of employees who worked in a development function to consultants, the Company recorded a reversal of approximately $250,000 and $230,000, respectively, of previously reported stock-based compensation expense, which represents the difference between the expense recorded under the graded-vesting method and the expense that would have been recorded based upon the rights to options that vested during the service of these individuals as employees. Certain of the options previously granted to these individuals will continue to vest as the individuals provide consulting services to the Company. The fair value of options to be vested and earned after the employees’ change in status will be charged to expense as such options are earned over the remaining vesting periods using the straight-line method.
7. Subsequent Events
     On October 19, 2005, the Company signed an agreement with Eli Lilly and Company (“Lilly”) in which Lilly has agreed to support the Company’s proof of concept clinical study evaluating the ability of CORLUX®, a GR-II antagonist, to mitigate weight gain associated with the use of olanzapine. Under the agreement, Lilly will supply olanzapine and pay for the study. This study will be conducted in healthy male volunteers.

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
OVERVIEW
     We are a pharmaceutical company engaged in the development of medications for the treatment of severe psychiatric and neurological diseases. Since our inception in May 1998, we have been developing our lead product, CORLUX®, targeted for the treatment of the psychotic features of psychotic major depression, or PMD, under an exclusive patent license from Stanford University. The United States Food and Drug Administration, or FDA, has granted “fast track” status to evaluate the safety and efficacy of CORLUX for the treatment of the psychotic features of PMD. We have completed the analysis of our first two large, double-blind trials, and, in September and October 2004, we initiated two Phase III clinical trials in the United States to support a planned New Drug Application, or NDA. Both of these trials are covered by Special Protocol Assessments, or SPAs, from the FDA. Additionally, in the second quarter of 2005, we initiated a third Phase III clinical trial in Europe and a clinical study in the United States to evaluate the safety and tolerability of retreatment with CORLUX. We initiated an additional retreatment study in Europe in August 2005.
     In October 2005, we announced that we had signed an agreement with Eli Lilly and Company, or Lilly in which Lilly has agreed to support our proof of concept clinical study evaluating the ability of CORLUX® to mitigate weight gain associated with the use of olanzapine. This study will be conducted with healthy male volunteers. We expect to report the results of this study sometime in the first half of 2006. In September 2005, we announced our plans to close enrollment in our Phase II clinical study to evaluate the safety and efficacy of CORLUX in improving cognition in patients with mild to moderate Alzheimer’s disease due to a slower than expected pace of enrollment. The study had enrolled 80 patients; it was designed to enroll 160. We expect to report the results of this trial in the first quarter of 2006.
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
     We are in the development stage and have incurred significant losses since our inception because we have not generated any revenue, and do not expect to generate any revenue for the foreseeable future. As of September 30, 2005 we had an accumulated deficit of approximately $68.3 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for CORLUX, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing process development and regulatory activities, as well as general and administrative expenses. We expect to continue to incur net losses over at least the next two years as we complete our CORLUX clinical trials, apply for regulatory approvals, expand development of GR-II antagonists for new indications, acquire and develop treatments in other therapeutic areas, establish sales and marketing capabilities and expand our operations.
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
RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2005 and 2004
     Research and development expenses. Research and development expenses include the personnel costs related to our development activities including non-cash stock-based compensation, as well as the costs of pre-clinical studies, clinical trial preparations, enrollment and monitoring expenses, regulatory costs and the costs of manufacturing development.
     Research and development expenses increased 46% to $4.5 million for the three months ended September 30, 2005, from $3.1 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, research and development expenses increased 73% to $12.6 million from $7.2 million for the nine months ended September 30, 2004. The net increases in expenses between years reflect clinical trial cost increases of $1.9 million and $6.0 million, respectively, for the current quarter and year-to-date periods, primarily related to Phase III clinical trial expenses for PMD. In addition, for the current quarter and year-to-date period, there was a reduction of approximately $500,000 and $1.0 million, respectively, in expenses for our discovery research program due to the successful conclusion of a program focusing on the discovery of new chemical entities that will be available for future development. During the three months ended September 30, 2005 as compared to the same quarter of 2004, decreases in staffing costs were offset by changes in stock-based compensation. Additionally, decreases in pre-clinical studies and the production and testing of clinical supplies were offset by increases in clinical consulting costs. During the nine-month period ended September 30, 2005 as compared to the same period of 2004, increases in pre-clinical studies, personnel, clinical consulting and infrastructure costs, were partially offset by the decrease in stock-based compensation costs and in production and testing of clinical supplies.
     Research and development expenses discussed above for the three- and nine-month periods ended September 30, 2005 included stock based compensation charges related to option grants to individuals performing these functions of approximately $54,000 and $182,000, respectively, as compared with charges of approximately $93,000 and $351,000 for the same periods in 2004. In addition, during the third quarter of 2004 and the second quarter of 2005, upon the change in status of employees who worked in a development function to consultants, we recorded reversals of approximately $230,000 and $250,000, respectively, of previously reported stock-based compensation expense, which represents the difference between the expense recorded under the graded-vesting method and the expense that would have been recorded based upon the rights to options that vested during the service of these individuals as employees. Approximately $16,000 of non-cash compensation expense related to individuals performing research and development activities is expected to be amortized to expense during the remainder of 2005.

     Below is a summary of our research and development expenses by major project (excluding stock based compensation):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Project	2004	2005	2004	2005
	(in thousands)
CORLUX for the treatment of the psychotic features of PMD	$2,476	$4,051	$4,997	$11,081
CORLUX for the treatment of mild to moderate Alzheimer’s disease	182	362	420	844
Drug discovery research	580	56	1,713	702

Total research and development expense (excluding stock-based compensation)	$3,238	$4,469	$7,130	$12,627

     We expect that research and development expenditures will increase substantially during the remainder of 2005 and subsequent years due to the continuation and expansion of the clinical development of CORLUX for PMD, the initiation of trials of CORLUX for other indications and additional study expenditures for new GR-II antagonists and other pharmaceutical candidates. These increases will be partially offset by savings from the cessation of enrollment in the Alzheimer’s study that was announced in September 2005.
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
     General and administrative decreased 17% to $1.0 million for the three months ended September 30, 2005, from $1.2 million for the three months ended September 30, 2004. Decreases in stock based compensation of $175,000 and legal expenses of $70,000 were partially offset by increases attributable to market research and staffing.
     For the nine months ended September 30, 2005, general and administrative expenses decreased 6% to $3.1 million from $3.3 million for the nine months ended September 30, 2004. Decreases in stock based compensation of $540,000 and legal expenses of $120,000 were partially offset by increases attributable to staffing ($180,000), professional fees ($120,000) and insurance ($80,000).
     General and administrative expenses for the three- and nine-month periods ended September 30, 2005 included stock-based compensation expense related to option grants to individuals performing these functions of approximately $180,000 and $640,000, respectively, as compared with $355,000 and $1.2 million for the same periods in 2004. This decrease was due to the decelerating scale of expense recognition under the graded-vesting method. Approximately $150,000 of non-cash compensation expense related to individuals performing general and administrative activities is expected to be amortized to expense during the remainder of 2005.
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
     Interest and other income, net. Interest and other income, net, increased to approximately $280,000 for the three months ended September 30, 2005 and $840,000 for the nine months ended September 30, 2005 from approximately $200,000 and $350,000, respectively, for the same periods in 2004. The increases were principally attributable to investment earnings on higher average cash, cash equivalents, and investments balances during the three- and nine-month periods ended September 30, 2005 as compared to the same periods in 2004, due to the investment of net proceeds from our IPO in April 2004 and higher rates of interest in 2005.
     Other expense. Other expense was $20,000 and $35,000, respectively, for the three- and nine-month periods ended September 30, 2005, compared to $34,000 and $47,000, respectively, for the same periods in 2004. The expense in 2005 represents state tax and interest expense on the capitalized leases. The expense in 2004 included state tax and interest expense on our convertible note payable to the Institute for the Study of Aging. The note was converted into common stock in June 2004.

Liquidity and Capital Resources
     We have incurred operating losses since inception, and at September 30, 2005 we had a deficit accumulated during the development stage of $68.3 million. Since our inception, we have relied primarily on the proceeds from private placements and public offering of our equity securities to fund our operations.
     At September 30, 2005, we had a balance in cash, cash equivalents and marketable securities of $33.4 million, compared to $46.9 million at December 31, 2004. Net cash used in operating activities for the nine months ended September 30, 2005 was $13.5 million as compared with $8.8 million for the nine months ended June 30, 2004. The use of cash in each period was primarily a result of net losses associated with our research and development activities and amounts incurred to develop our administrative infrastructure. The primary component of cash used in operating activities was the continuation of multiple Phase III clinical trials begun in the second half of 2004 and in early 2005. We expect cash used in operating activities to continue to increase substantially during the remainder of 2005 and later years due to the continuation and expansion of clinical trials, research activities and general and administrative expenses.
     We believe that our current cash and investment balances and interest thereon will be sufficient to complete our currently planned clinical trials reflected in the “Overview” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operation, to conduct appropriate development studies and to satisfy our other anticipated cash needs for operating expenses through 2006. However, we cannot be certain that additional funding will not be required during this 15-month period and, if required, will be available on acceptable terms, or at all. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to certain of our technologies or products, including potentially our lead product, that we would otherwise seek to develop on our own.
Contractual Obligations and Commercial Commitments
     During the quarter ended March 31, 2005, the Company signed amendments to its master agreement with a contract research organization to assist in the conduct of two clinical trials to be performed in Europe, to be conducted through the first half of 2007. One of these trials commenced in May and the other commenced in August 2005. The total contractual commitment for these trials, which are denominated primarily in Euros, is expected to be approximately $7.5 million based on actual costs incurred to date and the remaining contractual commitments converted using the foreign exchange rate as of September 30, 2005. Approximately €4.3 million of the Euro-denominated commitments under these contracts had not been incurred as of September 30, 2005, which is equivalent to approximately $5.2 million based on the exchange rate at that date. The costs of these trials may vary depending upon the nature of the services being rendered, as well as the change in the foreign exchange rates at the time such payments are due. The timing of payments for these trials will depend upon various factors including the pace of site selection, patient enrollment and other trial activities. These trials are being conducted under the master agreement with the vendor that provides for termination by the Company with forty-five days’ notice.
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
Critical Accounting Estimates
     We believe there have been no significant changes in our critical accounting estimates during the three months ended September 30, 2005 as compared to what was previously disclosed in our Form 10-K for the year ended December 31, 2004.
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
     In December 2004, the Financial Accounting Standard Board, or FASB, issued Statement of Financial Accounting Standard 123 (Revised 2004), Share-Based Payment, or SFAS 123R, which is a revision of SFAS123. SFAS 123R supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25, and generally would require, instead, that such transactions be accounted for using a fair-value based method. In accordance with SFAS 123R, companies will be required to recognize an expense for compensation cost related to share-based payment arrangements, including stock options and employee stock purchase plans. SFAS 123R originally required adoption for interim or annual periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission, or SEC, issued a release that amends the compliance dates. Under the SEC’s new rule, we will be required to apply SFAS 123R as of January 1, 2006. Early adoptions will be permitted in periods in which financial statements have not been issued. We plan to adopt SFAS 123R on January 1, 2006.
     Statement 123R permits public companies to adopt its requirements using one of two methods:
1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123R that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
     We plan are in the process of assessing the appropriate transition method and the impact that this statement may have on our future financial condition and results of operations. As a part of that assessment, we plan to review the option pricing model that we use to determine fair value and all assumptions that are used as inputs, including the expected volatility of the price of our stock, projected employee turnover and the expected term of options from the date of grant to the expected date of exercise. To date, in preparing the disclosures required under Statement of Financial Standard 123, or SFAS 123, that are contained in the footnotes to our financial statements included in Item 1 of this Form 10-Q and in Item 8 of our Form 10-K for the year ended December 31, 2004, we used the full 10 year contractual life of the options as the expected term. Because our stock was not publicly traded until our initial public offering in April 2004, the stock volatility factor used to date for the SFAS 123 footnote disclosures has been 70%, which we believe is a reasonable representation of the stock volatility for newly-public companies in our industry and stage of development. As we prepare to adopt SFAS 123R, we will review these factors and may determine that a change in these assumptions would be appropriate.
     Accrual of Costs for Research and Development Activities. We recorded accruals for estimated costs of research, preclinical and clinical studies and manufacturing development of approximately $700,000 as of December 31, 2004 and $1.4 million as of September 30, 2005. The related costs are a significant component of our research and development expenses. We make significant judgments and estimates in determining the accrual balance in each reporting period. Accrued clinical trial costs are based on estimates of the work completed under the service agreements, milestones achieved, patient enrollment and past experience with similar contracts. Our estimate of the work completed and associated costs to be accrued includes our assessment of the information received from our third-party contract research organizations and the overall status of our clinical trial activities. In the past, we have not experienced any material deviations between accrued clinical trial expenses and actual clinical trial expenses. However, actual services performed, number of patients enrolled and the rate of patient enrollment may vary from our estimates, resulting in adjustments to clinical trial expense in future periods.

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
     We are a development stage company with no current source of product revenue. We have a limited history of operations and have focused primarily on clinical trials, and if the outcome of our clinical trials supports it, we plan to seek FDA regulatory clearance to market CORLUX for the treatment of the psychotic features of PMD. Historically, we have funded our operations primarily from the sale of our equity securities. We have incurred losses in each year since our inception in 1998. As of September 30, 2005, we had an accumulated deficit of approximately $68.3 million. We do not know when or if we will generate product revenue. We expect our research and development expenses to increase in connection with the planned clinical trials and other development activities for CORLUX and for other product candidates. We expect to incur significant expenses related to the commercialization of CORLUX. As a result, we expect that our losses will increase for the foreseeable future. We are unable to predict the extent of any future losses or whether or when we will become profitable.
We will depend heavily on the success of our lead product, CORLUX, which is still in development. If we are unable to commercialize CORLUX, or experience significant delays in doing so, we may be unable to generate revenues and our stock price may decline.
     We have invested a significant portion of our time and financial resources since our inception in the development of CORLUX. We currently do not have any commercial products and we anticipate that for the foreseeable future our ability to generate revenues and achieve profitability will be solely dependent on the successful development, approval and commercialization of CORLUX. We plan to conduct at least two Phase III clinical trials in the United States for CORLUX for the treatment of the psychotic features of PMD before submitting an application for FDA approval. One Phase III trial commenced in September 2004 and another trial began in October 2004. Both of these trials are covered by Special Protocol Assessments from the FDA. Additionally, in the second quarter of 2005, we initiated a third Phase III trial in Europe. While we expect that the initial results of one of the two U.S.-based trials will be reported before the end of the first half of 2006 and that the initial results of the other U.S. based trial and the European trial will be reported before the end of 2006, we cannot assure you that this will occur. Even though we have SPAs covering the U.S.-based Phase III trials, we may decide, or the FDA may require us, to pursue additional clinical trials or other additional studies on CORLUX. If we are unable to successfully conclude our clinical development program and obtain regulatory approval for CORLUX for the treatment of the psychotic features of PMD, we may be unable to generate revenue and our stock price may decline.
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
     To gain regulatory approval from the FDA to market CORLUX, our pivotal clinical trials must demonstrate the safety and efficacy of CORLUX for the treatment of the psychotic features of PMD. Clinical development is a long, expensive and uncertain process and is subject to delays. Favorable results of preclinical studies and initial clinical trials of CORLUX are not necessarily indicative of the results we will obtain in later clinical trials. While we have obtained favorable results in some of our clinical trials, these results have not been sufficient to support an application for FDA approval. The pivotal clinical trials we are currently conducting may not demonstrate that CORLUX is safe or effective.
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
     In addition to our clinical trials, we plan to conduct carcinogenicity studies, toxicology tests and other studies in support of our planned NDA to market CORLUX for the treatment of the psychotic features of PMD. We cannot assure you that these studies and tests will produce results that support our planned NDA, and these studies and tests may delay commercialization of CORLUX.
We depend on clinical investigators and clinical sites to enroll patients in our clinical trials and other third parties to manage the trials and to perform related data collection and analysis, and, as a result, we may face costs and delays outside of our control.
     We rely on clinical investigators and clinical sites to enroll patients and other third parties to manage our trials and to perform related data collection and analysis. However, we may not be able to control the amount and timing of resources that the clinical sites that conduct the clinical testing may devote to our clinical trials. For example, we reported on September 26, 2005 that due to a slower than anticipated pace of patient enrollment, we had revised the date by which we expect to report the results of one of the three Phase III trials we are conducting to evaluate CORLUX® for the treatment of the psychotic features of Psychotic Major Depression (PMD). We now expect to report results from our 06 trial in the second half of 2006. There can be no assurance that the steps we are taking to increase the pace of enrollment will be successful. If our clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials or fail to enroll them on our planned schedule, we will be unable to complete these trials or to complete them as planned, which could delay or prevent us from obtaining regulatory approvals for CORLUX.
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
     We have engaged a contract research organization to assist in the conduct of our planned clinical trials in Europe. The costs of these trials will be denominated in Euros, which the vendor will convert into U.S. dollars for invoicing as costs are incurred on a monthly basis. Thus, we bear some currency rate exposure for the costs of these trials. One of these trials commenced in May and the other commenced in August 2005. These trials are expected to be conducted through the first half of 2007. The timing of payments for these trials will depend upon various factors including the pace of site selection, patient enrollment, and other trial activities. Both of the European trials discussed here are being conducted under a master agreement that provides for termination by us with forty-five days’ notice.
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
     Our patent applications and patents licensed or issued to us may be challenged by third parties and our patent applications may not result in issued patents. For example, in an inventorship dispute resolved in October 2004, McLean Hospital had alleged that it also had rights to the technology that led to the patent for the use of GR-II antagonists to treat the psychotic features of PMD. McLean Hospital was a prior employer of one of our founders, Dr. Alan Schatzberg and it alleged that the invention of the technology underlying this patent was conceived by Dr. Schatzberg and/or Dr. Anthony Rothschild while the two were employed by McLean Hospital. We contended that the invention was actually conceived by Drs. Schatzberg and Belanoff while they were employed by Stanford University and that the patent was appropriately assigned by them to Stanford University. In October 2004, we announced a resolution of this issue in which we retained our exclusive rights under the patent and which required us to make no additional payments under the license, regardless of the resolution of the impending inventorship dispute. In January 2005, the inventorship issue was resolved in favor of Stanford University.
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
     We only have experience with CORLUX and we may determine that CORLUX is not desirable for uses other than for the treatment of the psychotic features of PMD. In that event, we would have to identify and may need to secure rights to a different GR-II antagonist. For example, we do not intend to develop CORLUX for mitigation of the weight gain associated with the use of olanzapine, even though we are conducting the proof of concept study described above. We may pursue other GR-II antagonists for this use. These compounds developed pursuant to our discovery research program may fail to generate commercially viable product candidates in spite of the resources we have dedicated to the program. Even if product candidates are identified, we may abandon further development efforts before we reach clinical trials or after expending significant expense and time conducting clinical trials. Moreover, governmental authorities may enact new legislation or regulations that could limit or restrict our development efforts. If we are unable to successfully discover and commercialize new uses for GR-II antagonists, we may be unable to generate sufficient revenue to support our operations.

If we need additional capital sooner than anticipated, it could reduce our ability to compete.
     We anticipate that our existing capital resources will be sufficient to enable us to complete the clinical development of CORLUX, for the treatment of the psychotic features of PMD. However, our expectations are based on our currently planned clinical development program for PMD and our current operating plan, which may change as a result of many factors, including:
•	the costs and the timing of enrollment and results of our clinical trials;

•	changes in the exchange rate between the Euro and the U.S. Dollar;

•	the results of our research efforts and clinical trials;

•	the need to perform additional clinical trials;

•	the timing of the approval by the FDA, if any, to market CORLUX for the treatment of the psychotic features of PMD;

•	developments or disputes concerning patents or proprietary rights, including announcements of claims of infringement, interference or litigation against us or our licensors;

•	actual or anticipated fluctuations in our operating results;

•	changes in our growth rates;

•	the timing of commercialization of CORLUX and future product candidates; and

•	changes in the reimbursement policies of third-party insurance companies or government agencies.
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
     The costs required to start or continue many of the programs that our intellectual property allow us to consider for further development are collectively greater that the funds currently available to us. For example, we announced in 2004 that we had successfully discovered three series of compounds that are specific GR-II antagonists but, unlike CORLUX, do not block the progesterone receptor. Further development of these programs and others, including our Alzheimer’s program, may be delayed or cancelled if we determine that such development may jeopardize our ability to complete the clinical development of CORLUX for the treatment of PMD, as currently planned.
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

     Combination medicinal therapy consists of the use of antipsychotic and antidepressant medicines, not currently approved for the treatment of PMD. The antipsychotics are prescribed for off-label use by physicians to treat the psychotic features of PMD, which is the clinical target of CORLUX. Antipsychotics include Bristol-Myers Squibb’s Abilify, Novartis’ Clozaril, Pfizer’s Geodon and Navane, Ortho-McNeil’s Haldol, Janssen Pharmaceutica’s Risperdal, AstraZeneca’s Seroquel, GlaxoSmithKline’s Stelazine and Thorazine, Mylan’s thioridazine, Schering Corporation’s Trilafon and Eli Lilly’s Zyprexa. CORLUX may not compete effectively with these established treatments. We are aware of one ongoing clinical trial conducted by the pharmaceutical division of Akzo Nobel, for a new medicine for the treatment of PMD. This new medicine is a GRII antagonist, the commercial use of which would be covered by our patent. As discussed above, Akzo Nobel has filed an observation in our exclusively licensed European patent application with claims directed to PMD, in which Akzo Nobel challenges the claims of that patent application. We are not aware of any public disclosures of any company, other than Akzo Nobel, regarding the development of new medicinal products to treat PMD. Our present and potential competitors include major pharmaceutical companies, as well as specialized pharmaceutical firms, universities and public and private research institutions. Moreover, we expect competition to intensify as technical advances are made. These competitors, either alone or with collaborative parties, may succeed with the development and commercialization of medicinal products that are superior to and more cost-effective than CORLUX. Many of our competitors and related private and public research and academic institutions have greater experience, more financial resources and larger research and development staffs than we do. In addition, many of these competitors, either alone or together with their collaborative partners, have significantly greater experience than we do in developing human medicines, obtaining regulatory approvals, manufacturing and commercializing products.
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
     We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended November 8, 2005, our average daily trading volume has been approximately 56,000 shares and our price has ranged from $7.00 to $3.41. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:
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
     As of November 8, 2005, our officers, directors and principal stockholders control a majority of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES
     Market Risk
     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss. As of September 30, 2005, our cash and cash equivalents consisted primarily of money market funds maintained at major U.S. financial institutions, and the short-term and long-term investments consist of corporate debt securities and U.S. government obligations. To minimize our exposure to interest rate market risk, we have limited the maturities of our investments to less than two years with an average maturity not to exceed one year. Due to the short-term nature of these instruments, a 1% increase or decrease in market interest rates would not have a material adverse impact on the total value of our portfolio as of September 30, 2005.
     Currency Risk
     As of December 31, 2004, we had engaged a contract research organization to begin the preparatory work for the initiation of one of our planned clinical trials in Europe and were in discussions with them regarding proposals for a second European clinical trial. The costs of these trials are denominated in Euros, which the vendor will convert into U.S. dollars for invoicing as costs are incurred on a monthly basis. Thus, we bear some currency rate exposure for the costs of these trials. During the first quarter of 2005, we executed amendments to this agreement for the conduct of these trials that included Euro-denominated commitments of approximately 5.9 million Euros, of which 4.3 million Euros had not been expended or accrued as of September 30, 2005. The unexpended Euro amount as of September 30, 2005 is equivalent to approximately $5.2 million, using the exchange rate as of that date. A 1% increase or decrease in the currency rate of exchange between the U.S. Dollar and the Euro would have an impact of approximately $50,000 on the unexpended cost of these trials. One of these trials commenced in May and the other commenced in August 2005. These trials are expected to be conducted through the first half of 2007. The timing of payments for these trials will depend upon various factors including the pace of site selection, patient enrollment, and other trial activities. Both of the European trials discussed here are being conducted under a master agreement that provides for termination by us with forty-five days’ notice.

ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of disclosure controls and procedures. Based on their evaluation as of September 30, 2005, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.
     Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Limitations on the effectiveness of controls. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of September 30, 2005 to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are not currently involved in any material legal proceedings.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(d) Proceeds from Sale of Registered Securities.
     On April 19, 2004, we completed an initial public offering of 4,500,000 shares of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the “Registration Statement”) (Reg. No. 333-112676) that was declared effective by the SEC on April 14, 2004. The offering commenced on April 14, 2004. After deducting the underwriting discounts and commissions and the estimated offering expenses described above, we received net proceeds from the offering of approximately $49.0 million. During the quarter ended September 30, 2005, approximately $2.5 million of the net proceeds was used for research and development activities and approximately $800,000 was used for general and administrative activities. Between the effective date of the Registration Statement and September 30, 2005, approximately $19.6 million of the net proceeds was used for research and development activities and approximately $4.7 million was used for general and administrative activities. The remaining proceeds from the offering have been placed in temporary investments of marketable securities for future use as needed.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     In October 2005, Joseph K Belanoff, M.D., our Chief Executive Officer, and Robert L. Roe, M.D., our President, adopted stock trading plans for trading of our common stock in accordance with Rule 10b5-1 under the Securities and Exchange Act of 1934. In November 2005, Alan F. Schatzberg, M.D., one of our Directors, adopted a stock trading plan for trading of our common stock in accordance with Rule 10b5-1 under the Securities and Exchange Act of 1934. With the adoption of the stock trading plans, shares will be sold from time to time over a 12-month period, beginning November 2005.
ITEM 6. EXHIBITS
     The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CORCEPT THERAPEUTICS INCORPORATED

Date: November 14, 2005	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D.
Chief Executive Officer

Date: November 14, 2005	/s/ Fred Kurland
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