Form 10-K
period 2005-12-31
CORCEPT THERAPEUTICS INC
filed 2006-03-30
CIK 1088856

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.

Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.        ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one.)

Large Accelerated Filer            Accelerated Filer            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

On March 21, 2006 there were 22,704,459 shares of common stock outstanding at a par value $.001 per share.

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $54,000,000 as of June 30, 2005 based upon the closing price on the Nasdaq Stock Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Form 10-K.

Form 10-K

For the year ended December 31, 2005

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

Our lead product candidate, CORLUX®, modulates the effect of cortisol by selectively blocking the binding of cortisol to one of its two known receptors, the GR-II receptor, also known as the Type II or GR receptor. We have been granted fast track status by the United States Food and Drug Administration, or FDA, and, in September and October 2004, initiated two Phase 3 clinical trials for CORLUX for the treatment of the psychotic features of psychotic major depression, or PMD. Both of these trials are covered by Special Protocol Assessments, or SPAs, from the FDA. In addition, in the second quarter of 2005 we initiated a third Phase 3 clinical trial in Europe. In the first quarter of 2006, we initiated a proof of concept clinical study evaluating the ability of CORLUX to mitigate weight gain associated with the use of Zyprexa® (olanzapine), a commercially successful antipsychotic medication.

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

We have an exclusive license to the patent for the use of GR-II antagonists to treat the psychotic features of PMD. We also own or have exclusively licensed issued patents and patent applications relating to the treatment of several disorders that we believe also result from, or are negatively affected by, prolonged exposure to elevated cortisol. These include patents for the use of GR-II antagonists for the treatment of weight gain following treatment with antipsychotic medication, early dementia, such as early dementia associated with Alzheimer’s disease, mild cognitive impairment, stress disorders and psychosis associated with cocaine addiction. We have also filed patent applications for additional diseases that may benefit from treatment with a drug that blocks the GR-II receptor.

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

PMD is not a simple combination of psychosis and depression, but rather a complex interaction between a predisposition to become psychotic and a predisposition to become severely depressed. In addition to psychosis, clinical features and outcomes that distinguish psychotic from nonpsychotic depression include elevated levels and abnormal release patterns of cortisol, motor abnormalities, a substantially higher suicide rate, more prominent sleep abnormalities and more potential for brain injury.

Data from the National Institutes of Mental Health published in 2005 indicate that depressive disorders affect an estimated 9.5% of adults in the United States, or about 19 million people each year. Of these 19 million people, many published studies show that approximately 15-20%, or about three million people, have PMD. Most PMD patients suffer their first episode of major depression between the ages of 30 and 40 and the majority will experience more than one episode in their lifetime.

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

CORLUX for the Psychotic Features of PMD

CORLUX is an oral medication that we are developing to treat the psychotic features of PMD. CORLUX is a GR-II antagonist that appears to mitigate the effects of the elevated and abnormal release patterns of cortisol in PMD patients. We intend CORLUX to be a once-daily treatment given to PMD patients over 7 consecutive days in a controlled setting, such as a hospital or physician’s office. Mifepristone, the active ingredient in CORLUX, in addition to blocking GR-II, blocks the progesterone receptor and has been approved by the FDA for termination of early pregnancy.

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

CORLUX for PMD Clinical Trials

Psychiatric Rating Scales.    In our clinical trials, we assess the efficacy of CORLUX utilizing psychiatric rating scales commonly used to support regulatory approval of new antipsychotic and antidepressant medications. These scales include the:

•	BPRS: The Brief Psychiatric Rating Scale is an 18-item instrument to assess psychopathology. It incorporates a range of psychiatric symptoms, including anxiety, depression, guilt, hostility and suicidality. Each of the 18 symptoms is scored on a numeric scale ranging from 1 (not present) to 7 (extremely severe).

•	BPRS Positive Symptom Subscale (BPRS PSS): This subscale, which is based on four items of the BPRS, assesses a patient’s psychotic features by measuring the patient’s conceptual disorganization, suspiciousness, hallucinatory behavior and unusual thought content.

•	HAM-D: This is an instrument designed to measure the severity of a number of depressive symptoms such as insomnia, depressed mood, concentration, ability to experience pleasure, and agitation. Each question has 3 to 5 possible responses, with associated scores ranging from 0 to 4. The total score is calculated from all items.

Clinical Trials.    We have completed the following four clinical trials with CORLUX for the treatment of psychotic features of PMD:

•	In 2001, we completed our first trial, a dose finding clinical trial evaluating the efficacy, tolerability and dose response of CORLUX for the treatment of the psychotic features of PMD. After one week of treatment, approximately two-thirds of the patients in the two higher dosage groups experienced clinically meaningful reductions in psychosis, as measured by the BPRS. A clinically meaningful reduction in psychosis represents a reduction of symptoms that are readily recognizable by patients and physicians.

•	Later in 2001, we initiated two clinical trials designed to evaluate the safety and efficacy of CORLUX for the treatment of PMD. The two trials, which we call the 02 study and 03 study, were double-blind, placebo-controlled safety and efficacy studies.

•	The 02 study, in which 208 patients were enrolled, showed that CORLUX was well tolerated and that there were no discernable problems with drug interactions between CORLUX and commonly prescribed antipsychotic and antidepressant medications.

•	The 03 study, in which 221 patients were enrolled, demonstrated with statistical significance that patients in the CORLUX group were more likely to achieve a rapid and sustained reduction in psychotic symptoms than patients in the control group, as measured by a 30% reduction in the BPRS at 7 days sustained to 28 days (p value = 0.01) and a 50% reduction in the BPRS PSS at 7 days sustained to 28 days (p value = 0.01). The term “p value” is a statistical term that indicates the probability that an observed result is random. A p value of 0.05 or less is considered statistically significant. All p values for the 03 study are based on an observed cases, per protocol analysis, which takes into account only those patients who received at least 6 doses of study medication, had the BPRS assessed at day 0 and day 7 and had no major violations of the inclusion/exclusion criteria or other protocol specified criteria.

•	In our fourth trial, we evaluated the safety of retreatment in patients with a favorable response to treatment in the 02 and 03 studies, and our analysis indicates that patients tolerated their retreatment well.

We initiated two Phase 3 trials in the United States in September 2004 (Corcept 07) and October 2004 (Corcept 06) and an additional Phase 3 trial in Europe in the second quarter of 2005 (Corcept 09) to evaluate the safety and efficacy of CORLUX. By March 2006, five clinical sites in Europe began enrolling patients in Corcept 07. We expect that when enrollment in Corcept 07 is complete, these sites will begin to enroll patients in Corcept 06. We expect to report results from Corcept 07 and Corcept 09 in the third quarter of 2006, and results from Corcept 06 in the fourth quarter of 2006. The design of these three studies is similar to that of the 03 study.

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

	50 mg Dose Group		600 mg Dose Group		1200 mg Dose Group		600 mg and 1200 mg Dose Groups Combined
30% or greater reduction in BPRS	4/11	(36%)	7/10	(70%)	6/9	(67%)	13/19	(68%)
50% or greater reduction in positive symptom subscale of BPRS	3/11	(27%)	6/10	(60%)	6/9	(67%)	12/19	(63%)
50% or greater reduction in Ham-D scale	2/11	(18%)	5/10	(50%)	3/9	(33%)	8/19	(42%)

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

Phase 3 Clinical Trials.    We have initiated three randomized, double-blind, placebo-controlled Phase 3 clinical trials to further assess the safety and efficacy of CORLUX for the treatment of the psychotic features of PMD. Two of these trials (Corcept 06 and Corcept 07) are being conducted primarily in the United States. The third trial (Corcept 09) is being conducted in Europe.

Corcept 06 and Corcept 07 are covered by Special Protocol Assessments, or SPAs, from the FDA. The SPA is a process that provides for an official FDA evaluation of Phase 3 clinical study protocols. The SPA provides trial sponsors with binding written agreement that the design and analysis of the studies are adequate to support a license application submission if the study is performed according to the SPA and the results are successful. The SPA agreement may only be changed by the sponsor company or the FDA by a written agreement, or if the FDA becomes aware of a substantial scientific issue essential to product efficacy or safety.

The primary endpoint for each of Corcept 06 and Corcept 07 is the proportion of patients with at least a 50% improvement in the BPRS PSS at both Day 7 and Day 56. Both of these endpoints are known as categorical improvements. Patients must have at least mild psychotic symptoms (BPRS PSS ≥ 12) to enter the studies and will be hospitalized if clinically necessary. BPRS PSS assessments will also be made at Days 14, 28 and 42. The primary endpoint for Corcept 09 is the proportion of patients with at least a 50% improvement in the BPRS PSS at both Day 7 and Day 28. A secondary endpoint of Corcept 09 is the same as the primary endpoint for Corcept 06 and Corcept 07.

The first of these trials, Corcept 07, which began in September 2004, will enroll as many as 280 patients at up to 25 sites in the United States and Europe with a randomized one-to-one distribution into either a treatment or a placebo arm. Patients in the treatment arm will receive 600 mg of CORLUX once daily for a period of seven days. Patients may not take any antidepressant and antipsychotic medication for at least one week before beginning the seven day treatment period. After the seven days of CORLUX treatment, all patients will receive antidepressant therapy through Day 56. Treatment with antipsychotic medications or electroconvulsive therapy will not be allowed at any time during the study. We expect to report the initial results of this trial in the third quarter of 2006.

The second clinical trial, Corcept 06, which began in October 2004, will enroll approximately 440 patients at up to 35 sites in the United States and Europe. These patients will be evenly distributed among three active dose groups (300 mg, 600 mg and 1200 mg) and a placebo group, with patients receiving once daily dosing for a period of seven days. The three dosing levels respond to the FDA’s request to supplement data on a range of doses to augment the data provided by our open label dose ranging study completed in 2001. Patients in the study may not take any antidepressant and antipsychotic medication for at least one week before the seven day treatment period and will receive antidepressant therapy starting on Day 1 through Day 56. As with Corcept 07, treatment with antipsychotic medications or electroconvulsive therapy will not be allowed at any time during this study. We expect to report the initial results of this trial in the fourth quarter of 2006.

The third trial, Corcept 09, which began in the second quarter of 2005, will enroll as many as 280 patients at up to 20 sites in Europe with a randomized one-to-one distribution into either a treatment or a placebo arm. Patients in the treatment arm will receive 600 mg of CORLUX once daily for a period of seven days. Patients may not take any antidepressant and antipsychotic medication for at least one week before beginning the seven day treatment period and will receive antidepressant therapy starting on Day 1 through Day 56. Treatment with antipsychotic medications or electroconvulsive therapy will not be allowed at any time during the study. We expect to report the initial results of this trial in the third quarter of 2006.

Given the serious nature of PMD, the lack of any approved drugs for the disorder and the data from our first clinical trial, the FDA has granted a fast track designation for CORLUX for the treatment of the psychotic features of PMD. In addition, the FDA has indicated that CORLUX will receive a priority review if no other treatment is approved for PMD at the time we submit our New Drug Application, or NDA.

Additional Trials and Studies.    In support of our NDA submission, we plan to conduct additional clinical trials to assess the safety of retreatment of patients with CORLUX. We also plan to conduct several small trials to evaluate how the drug acts on the human body, how the human body acts on the drug and the drug’s safety. In addition to our clinical trials, we have completed a standard 12-month toxicology study and are conducting two carcinogenicity studies to meet FDA requirements and the guidelines of an international regulatory body called the International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use.

Clinical Trial Agreements.    We have clinical development agreements covering the conduct of our Phase 3 clinical trials of CORLUX with Scirex Corporation (Scirex), PPD Development, LP (PPD), and i3 Research, an Ingenix Company (i3), under which these organizations, at our request, oversee clinical trials at various institutions to test the safety and efficacy of CORLUX for the psychotic features of PMD. The Scirex and PPD agreements may be terminated by us at any time upon thirty days’ written notice. The i3 agreement may be terminated by us at any time upon 45 days’ written notice.

GR-II Antagonist Platform

We have assembled a patent portfolio covering the treatment of psychiatric and neurological disorders that may benefit from drugs that block the GR-II receptor. In addition to PMD, we own or have exclusively licensed issued patents for the use of GR-II antagonists to treat:

•	weight gain following treatment with antipsychotic medication,

•	early dementia, including early Alzheimer’s disease;

•	mild cognitive impairment;

•	the prevention and treatment of stress disorders; and

•	psychosis associated with cocaine addiction.

We believe that cortisol plays a role in a variety of other diseases. We have ten pending U.S. method of use patent applications covering GR-II antagonists for the treatment of various diseases.

Clinical trials in other psychiatric and neurological disorders.

Alzheimer’s disease. We announced in September 2005 that we closed enrollment in a clinical proof of concept study evaluating the safety and efficacy of 4 months of CORLUX treatment to improve cognition in patients with mild to moderate Alzheimer’s disease. Patients in this trial were dosed with an acetylcholinesterase inhibitor, medications that are routinely prescribed for patients with Alzheimer’s disease, and CORLUX or placebo. The study protocol prohibited the concomitant use of Namenda (memantine), a recently approved treatment for Alzheimer’s disease which was commercialized after the trial was initiated. Because a large number of Alzheimer’s disease patients are now treated with the combination of Namenda and an acetylcholinesterase inhibitor, enrollment in our study slowed significantly. The study had enrolled 80 patients when enrollment was closed. It was originally designed to enroll 160 patients. The study was not powered to show statistically significant results with only 80 patients. Analysis of the data demonstrated that no discernable change in cognition occurred in the CORLUX treated patients. Review of the safety data from the trial revealed no serious safety findings. A post-hoc analysis identified weight reduction in obese patients as a possible effect of CORLUX treatment.

Mitigation of antipsychotic medication induced weight gain. In October 2005, we announced that we signed an agreement with Eli Lilly and Company (Lilly) in which Lilly agreed to support our proof of concept clinical study evaluating the ability of CORLUX to mitigate weight gain associated with the use of Zyprexa, one of six commercially available medications of the class of drugs known as atypical antipsychotics. The labels of all of the drugs in this class contain a warning for hyperglycemia and diabetes mellitus, both associated with weight gain. This study is being conducted with healthy male volunteers.

Under the agreement, Lilly will supply Zyprexa and pay for the study. Data resulting from the study will be shared with Lilly. Neither we nor Lilly intend to pursue commercially the use of CORLUX and olanzapine in combination for the treatment of antipsychotic medication-induced weight gain. The purpose of this study is to explore the mechanism of action of GR-II antagonists for mitigating weight gain associated with atypical antipsychotic medications. We expect to report the results of this trial in the third quarter of 2006.

In May 2005, we announced results from two preclinical studies conducted in a rat model of olanzapine-induced weight gain. These studies demonstrated that CORLUX’s GR-II antagonist action has the potential to both reduce the weight gain associated with olanzapine and to prevent the weight gain associated with the initiation of treatment with olanzapine.

Discovery Research

In early 2002, we initiated a discovery research program to identify and patent more selective GR-II antagonists in order to develop a pipeline of products for proprietary use. Our discovery chemistry was conducted at a contract research organization in the United Kingdom. Through the research program, we identified and filed patent applications for three series of GR-II antagonists that, like CORLUX, block the GR-II receptor but, unlike CORLUX, do not block the progesterone receptor. These compounds bind to the GR-II receptor with a potency similar to that of CORLUX. We have concluded the contract with the U.K.- based contract research organization and are currently evaluating which compound or compounds we intend to move toward an Investigational New Drug application (IND). We hope to initiate a human clinical trial with the selected compound in 2007.

Medical Education and Commercialization

We intend to develop our own medical education and commercialization infrastructure in the United States for CORLUX because we believe that the initial market for PMD in the United States is highly concentrated and accessible. We anticipate that this will include hiring a small, experienced field force of up to approximately 35 people. We intend to focus initially on patients who are candidates for ECT by marketing to hospitals and psychiatrists that perform ECT. We estimate that there are approximately 900 hospitals with more than 30 in-patient psychiatric beds. Of these, we estimate that approximately 300 offer ECT. We believe that approximately 1000 psychiatrists administer a majority of ECT procedures. Subsequently, we also intend to expand our commercialization efforts to address the larger set of PMD patients currently undergoing combination drug therapy, which would require an increase in the size of our initial sales force.

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

We are planning for the commercialization of CORLUX. To achieve commercial success for any approved product, we must either develop a sales and marketing force or enter into arrangements with others to market and sell our products.

Manufacturing

As a drug development entity, we intend to continue to utilize our financial resources to complete the development of CORLUX and advance other products rather than diverting resources to establishing our own manufacturing facilities.

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

We are aware of one clinical trial, conducted by the pharmaceutical division of Akzo Nobel, for a new chemical entity for the treatment of PMD. This new medicine is a GR-II antagonist, the commercial use of which would be covered by our patent. In 2004, Akzo Nobel filed an observation in our exclusively licensed European patent application with claims directed to PMD, in which Akzo Nobel challenged the claims of that patent application. In 2005, we filed a rebuttal to Akzo Nobel’s observation. In February 2006, the European Patent Office, or EPO, allowed our patent application. We are not aware of any public disclosures by any company, other than Akzo Nobel, regarding the development of new medicinal products to treat PMD. However, other companies may be developing new drug products to treat PMD and the other conditions we are exploring. Our present and potential competitors include major pharmaceutical companies, as well as specialized pharmaceutical firms. Most of our competitors have considerably greater financial, technical and marketing resources than we do. We expect competition to intensify as technical advances are made.

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

Under an agreement with Stanford University, we have licensed exclusive rights to the following issued U.S. patents and any corresponding foreign patents:

U.S. Patent Number	Subject Matter	Expiration Date
U.S. Pat. No. 6,150,349	Use of GR-II antagonists in the treatment of PMD	October 5, 2018

U.S. Pat. No. 6,362,173	Use of GR-II antagonists in the treatment of cocaine-induced psychosis	October 5, 2018

U.S. Pat. No. 6,369,046	Use of GR-II antagonists in the treatment of early dementia, including early Alzheimer’s disease	February 4, 2019

We are required to make milestone payments and pay royalties to Stanford University on sales of products commercialized under any of the above patents. We are currently in compliance with our obligations under the agreement. If Stanford University were to terminate our CORLUX license or other exclusive licenses due to breach of the license on our part, we would not be able to commercialize CORLUX for the treatment of the psychotic features of PMD or develop mifepristone as a treatment for early dementia, including early Alzheimer’s disease.

We also own issued U.S. patents for the use of GR-II antagonists in the treatment of mild cognitive impairment, for the treatment of weight gain following treatment with antipsychotic medication and for the prevention and treatment of stress disorders. In addition, we have three U.S. composition of matter patent applications covering specific GR-II antagonists and ten U.S. method of use patent applications covering certain GR-II antagonists for increasing the therapeutic response to ECT, preventing neurological damage in premature infants and for the treatment of:

•	delirium;

•	migraine;

•	postpartum psychosis;

•	antidepressant induced weight gain;

•	catatonia;

•	psychosis associated with interferon-alpha therapy;

•	gastroesophageal reflux disease; and

•	Down’s syndrome.

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

In November 2003, McLean Hospital had alleged that it also had rights to the technology that led to the patent for the use of GR-II antagonists to treat the psychotic features of PMD. McLean Hospital was a prior employer of one of our founders, Dr. Alan Schatzberg and it alleged that the invention of the technology underlying this patent was conceived by Dr. Schatzberg and/or Dr. Anthony Rothschild while the two were employed by McLean Hospital. We contended that the invention was actually conceived by Dr. Schatzberg and Dr. Joseph Belanoff while they were employed by Stanford University and that the patent was appropriately assigned by them to Stanford University. In October 2004, we announced a resolution of this issue in which we retained our exclusive rights under the patent and which required us to make no additional payments under the license, regardless of the resolution of the impending inventorship dispute. In January 2005, the inventorship issue was resolved in favor of Stanford University.

As discussed above under “Competition,” in 2004 Akzo Nobel filed an observation to the grant of our exclusively licensed European patent application with claims directed to PMD. In February 2006, the EPO allowed our patent application. We are not aware of any other disputes related to patent issues.

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

Government Regulation

Prescription pharmaceutical products are subject to extensive pre- and post-market regulation, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising, and promotion of the products under the Federal Food, Drug and Cosmetic Act. All of our products will require regulatory approval by government agencies prior to commercialization. The process required by the FDA before a new drug may be marketed in the United States generally involves the following: completion of preclinical laboratory and animal testing; submission of an investigational new drug application, or IND, which must become effective before clinical trials may begin; performance of adequate and well controlled human clinical trials to establish the safety and efficacy of the proposed drug or biologic’s intended use; and, in the case of a new drug, approval by the FDA of an NDA. The process of complying with these and other federal and state statutes and regulations in order to obtain the necessary approvals and subsequently complying with federal and state statutes and regulations involves significant time and expense.

Preclinical studies are generally conducted in laboratory animals to evaluate the potential safety and the efficacy of a product. Drug developers submit the results of preclinical studies to the FDA as a part of an IND, which must be approved before beginning clinical trials in humans. Typically, human clinical trials are conducted in three sequential phases that may overlap.

•	Phase 1. Clinical trials are conducted with a small number of subjects to determine the early safety profile, maximum tolerated dose and pharmacokinetics of the product in human volunteers.

•	Phase 2. Clinical trials are conducted with groups of patients afflicted with a specific disease to determine preliminary efficacy, optimal dosages and expanded evidence of safety.

•	Phase 3. Large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease to establish the overall risk/benefit ratio of the drug and to provide enough data to demonstrate with substantial evidence the efficacy and safety of the product, as required by the FDA.

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

After Phase 3 trials are completed, drug developers submit the results of preclinical studies, clinical trials, formulation studies and data supporting manufacturing to the FDA in the form of a new drug application for approval to commence commercial sales. The FDA reviews all NDAs submitted before it accepts them for filing. The agency may request additional information rather than accept an NDA for filing. If the agency accepts an NDA for filing, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not meet regulatory approval criteria. FDA approvals may not be granted on a timely basis, or at all.

If the FDA approves an NDA, the subject drug becomes available for physicians to prescribe in the United States. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-market regulatory standards is not maintained. The drug developer must submit periodic reports to the FDA. Adverse experiences with the product must be reported to the FDA and could result in the imposition of marketing restrictions through labeling changes or product removal. Product approvals may be withdrawn if problems with safety or efficacy occur after the product reaches the marketplace. In addition, the FDA may require post-marketing studies, referred to as Phase 4 studies, to monitor the effect of approved products, and may limit further marketing of the product based on the results of these post-market studies.

Facilities used to manufacture drugs are subject to periodic inspection by the FDA and other authorities where applicable, and must comply with current Good Manufacturing Practices regulations, or cGMP. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product or voluntary recall of a product.

With respect to post-market product advertising and promotion, the FDA imposes a number of complex regulations on entities that advertise and promote pharmaceuticals, which include, among others, standards and regulations for direct-to-consumer advertising, off-label promotion, industry sponsored scientific and educational activities, and promotional activities involving the Internet. The FDA has very broad enforcement authority under the Federal Food, Drug and Cosmetic Act, and failure to abide by these regulations can result in penalties including the issuance of a warning letter directing a company to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and state and federal civil and criminal investigations and prosecutions.

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

As of December 31, 2005, we have 10 full-time employees, four part-time employees and five long-term contract staff. Three of our full-time employees and one of our long-term contract staff are M.D.s. We consider our employee relations to be good. None of our employees is covered by a collective bargaining agreement.

ITEM 1A. RISK	FACTORS

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

We are a development stage company with no current source of product revenue. We have a limited history of operations and have focused primarily on clinical trials, and if the outcome of our clinical trials supports it, we plan to seek FDA regulatory clearance to market CORLUX® for the treatment of the psychotic features of PMD. Historically, we have funded our operations primarily from the sale of our equity securities. We have incurred losses in each year since our inception in 1998. As of December 31, 2005, we had an accumulated deficit of approximately $73.6 million. We do not know when or if we will generate product revenue. We expect our research and development expenses to increase in connection with the planned clinical trials and other development activities for CORLUX and for other product candidates. We expect to incur significant expenses related to the preparation for commercializing CORLUX and for the product’s launch, if the FDA approves our NDA. As a result, we expect that our losses will increase for the foreseeable future. We are unable to predict the extent of any future losses or whether or when we will become profitable.

We will depend heavily on the success of our lead product, CORLUX, which is still in development. If we are unable to commercialize CORLUX, or experience significant delays in doing so, we may be unable to generate revenues and our stock price may decline.

We have invested a significant portion of our time and financial resources since our inception in the development of CORLUX. We currently do not have any commercial products and we anticipate that for the foreseeable future our ability to generate revenues and achieve profitability will be solely dependent on the successful development, approval and commercialization of CORLUX. We are conducting three Phase 3 clinical trials, two primarily in the United States and one in Europe, for CORLUX for the treatment of the psychotic features of PMD which will form the basis of an application for FDA approval. Our two primarily U.S.-based trials commenced in September 2004 (Corcept 07) and in October 2004 (Corcept 06.) Both of these trials are covered by Special Protocol Assessments from the FDA. In addition, in the second quarter of 2005, we initiated a third Phase 3 trial in Europe (Corcept 09.) While we expect that the initial results of Corcept 07 and Corcept 09 will be reported in the third quarter of 2006 and that the initial results of Corcept 06 will be reported in the fourth quarter of 2006, we cannot assure you that this will occur. Even though we have SPAs covering Corcept 06 and Corcept 07, we may decide, or the FDA may require us, to pursue additional clinical trials or other additional studies on CORLUX. If we are unable to successfully conclude our clinical development program and obtain regulatory approval for CORLUX for the treatment of the psychotic features of PMD, we may be unable to generate revenue and our stock price may decline.

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

To gain regulatory approval from the FDA to market CORLUX, our Phase 3 clinical trials must demonstrate the safety and efficacy of CORLUX for the treatment of the psychotic features of PMD. Clinical development is a long, expensive and uncertain process and is subject to delays. Favorable results of preclinical studies and initial clinical trials of CORLUX are not necessarily indicative of the results we will obtain in later clinical trials. While we have obtained favorable results in some of our clinical trials, these results have not been sufficient to support an application for FDA approval. The Phase 3 clinical trials we are currently conducting may not demonstrate that CORLUX is safe or effective.

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

In addition to our clinical trials, we are conducting, or plan to conduct, carcinogenicity studies, toxicology tests and other studies in support of our planned NDA to market CORLUX for the treatment of the psychotic features of PMD. We cannot assure you that these studies and tests will produce results that support our planned NDA, and these studies and tests may delay commercialization of CORLUX.

We depend on clinical investigators and clinical sites to enroll patients in our clinical trials and other third parties to manage the trials and to perform related data collection and analysis, and, as a result, we may face costs and delays outside of our control.

We rely on clinical investigators and clinical sites to enroll patients and other third parties to manage our trials and to perform related data collection and analysis. However, we may not be able to control the amount and timing of resources that the clinical sites that conduct the clinical testing may devote to our clinical trials. For example, we reported on September 26, 2005 that due to a slower than anticipated pace of patient enrollment, we had revised the date by which we expect to report the results of one of the three Phase 3 trials we are conducting to evaluate CORLUX for the treatment of the psychotic features of Psychotic Major Depression (PMD). Prior to the September announcement, we had expected to report results from the Corcept 06 trial in the first half of 2006. We now expect to report these results in the fourth quarter of 2006. There can be no assurance that the steps we are taking to increase the pace of enrollment will be successful. If our clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials or fail to enroll them on our planned schedule, we will be unable to complete these trials or to complete them as planned, which could delay or prevent us from obtaining regulatory approvals for CORLUX.

We have contracted with Scirex Corporation (Scirex), PPD Development, LP, (PPD), and i3 Research, an Ingenix Company (i3), to monitor clinical site performance and to perform investigator supervision, data collection and analysis in our Phase 3 clinical trials. In addition, we expect to use approximately 70 clinical sites in our Phase 3 clinical trials. Approximately 65 sites are currently active and the rest are in the process of being qualified and negotiating contracts to conduct clinical testing. We may not be able to maintain these relationships with Scirex, PPD or i3 or to establish relationships with qualified clinical sites without undue delays or excessive expenditures. Any delay in contracting with qualified clinical sites to conduct our clinical testing may delay the completion of our Phase 3 clinical trials or the commercialization of CORLUX.

Our agreements with clinical investigators and clinical sites for clinical testing and with Scirex, PPD and i3 for trial management services place substantial responsibilities on these parties, which could result in delays in, or termination of, our Phase 3 clinical trials if these parties fail to perform as expected. For example, if any of our clinical trial sites fail to comply with FDA-approved good clinical practices, we may be unable to use the data gathered at those sites. If these clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, our Phase 3 clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approval for, or successfully commercialize, CORLUX.

The contracts for our European trial activities are denominated in Euros and we bear the currency rate exposure for the cost of these trials.

We have engaged a contract research organization to assist in the conduct of our clinical trial activity in Europe. The costs of these trials are denominated in Euros, which the vendor converts into U.S. dollars for invoicing as costs are incurred on a monthly basis. Thus, we bear some currency rate exposure for the costs of these activities. European trial activity is expected to be conducted through the first half of 2007. The timing of payments will depend upon various factors including the pace of site selection, patient enrollment, and other trial activities. All European trial activities are being conducted under a master agreement that provides for termination by us with forty-five days’ notice.

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

To date, we own three issued U.S. patents and have exclusively licensed three issued U.S. patents, in each case along with a number of corresponding foreign patents or patent applications. We also have ten U.S. method of use patent applications for GR-II antagonists and three composition of matter patent applications covering specific GR-II antagonists. We have applied, and will continue to apply, for patents covering our product candidates as we deem appropriate.

Our patent applications and patents licensed or issued to us may be challenged by third parties and our patent applications may not result in issued patents. For example, in an inventorship dispute resolved in October 2004, McLean Hospital had alleged that it also had rights to the technology that led to the patent for the use of GR-II antagonists to treat the psychotic features of PMD. McLean Hospital was a prior employer of one of our founders, Dr. Alan Schatzberg and it alleged that the invention of the technology underlying this patent was conceived by Dr. Schatzberg and/or Dr. Anthony Rothschild while the two were employed by McLean Hospital. We contended that the invention was actually conceived by Dr. Schatzberg and Dr. Joseph Belanoff while they were employed by Stanford University and that the patent was appropriately assigned by them to Stanford University. In October 2004, we announced a resolution of this issue in which we retained our exclusive rights under the patent and which required us to make no additional payments under the license, regardless of the resolution of the inventorship dispute. In January 2005, the inventorship issue was resolved in favor of Stanford University.

In 2004, Akzo Nobel filed an observation in our exclusively licensed European patent application with claims directed to PMD, in which Akzo Nobel challenged the claims of that patent application. In 2005, we filed a rebuttal to EPO that responded to the points raised by Akzo Nobel. In February 2006, the EPO allowed our patent application.

We have exclusively licensed three issued U.S. patents from Stanford University for the use of GR-II antagonists in the treatment of PMD, cocaine-induced psychosis and early dementia, including early Alzheimer’s disease. We bear the costs of protecting and defending the rights to these patents. In order to maintain the exclusive license to these patents until their expiration, we are obligated to make milestone and royalty payments to Stanford University. We are currently in compliance with our obligations under this agreement. If we become noncompliant, we may lose the right to commercialize CORLUX for the treatment of PMD and Alzheimer’s disease and our business would be materially harmed.

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

To develop additional sources of revenue, we believe that we must identify and develop additional product candidates. We have only recently begun to expand our research and development efforts toward identifying and developing product candidates in addition to CORLUX for the treatment of the psychotic features of PMD. We own or have exclusively licensed issued U.S. patents covering the use of GR-II antagonists to treat PMD, weight gain following treatment with antipsychotic medication, early dementia, mild cognitive impairment, psychosis associated with cocaine addiction, and stress disorders, in addition to ten U.S. method of use patent applications covering GR-II antagonists for the treatment of a number of other neurological and psychiatric disorders and three U.S. composition of matter patent applications covering specific GR-II antagonists.

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

We anticipate that our existing capital resources will be sufficient to enable us to complete the clinical development of CORLUX for the treatment of the psychotic features of PMD. However, our expectations are based on our currently planned clinical development program for PMD and our current operating plan, which may change as a result of many factors, including:

•	the costs, timing of enrollment and results of our clinical trials;

•	changes in the exchange rate between the Euro and the U.S. Dollar;

•	the results of our research efforts and clinical trials;

•	the need to perform additional clinical trials;

•	the timing of the approval by the FDA, if any, to market CORLUX for the treatment of the psychotic features of PMD;

•	developments or disputes concerning patents or proprietary rights, including announcements of claims of infringement, interference or litigation against us or our licensors;

•	actual or anticipated fluctuations in our operating results;

•	changes in our growth rates;

•	the timing of commercialization of CORLUX and future product candidates; and

•	changes in the reimbursement policies of third-party insurance companies or government agencies.

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

We have no sales staff and limited marketing activities and will need to develop sales and marketing capabilities to successfully commercialize CORLUX and any future uses of GR-II antagonists.

Our employees have limited experience in marketing or selling pharmaceutical products and we currently have no sales staff and limited marketing activities. To achieve commercial success for any approved product, we must either develop a sales and marketing force or enter into arrangements with others to market and sell our products. We currently plan to establish a small, specialty sales force to market and sell CORLUX in the United States for the treatment of the psychotic features of PMD. However, our sales and marketing efforts may not be successful or cost-effective. In the event that the commercial launch of CORLUX is delayed due to FDA requirements or other reasons, we may establish a sales and marketing force too early relative to the launch of CORLUX. This may be expensive, and our investment would be lost if the sales and marketing force could not be retained. If our efforts to develop a sales and marketing force are not successful, cost-effective and timely, we may not achieve profitability.

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

Combination medicinal therapy consists of the use of antipsychotic and antidepressant medicines, not currently approved for the treatment of PMD. The antipsychotics are prescribed for off-label use by physicians to treat the psychotic features of PMD, which is the clinical target of CORLUX. Antipsychotics include Bristol-Myers Squibb’s Abilify, Novartis’ Clozaril, Pfizer’s Geodon and Navane, Ortho-McNeil’s Haldol, Janssen Pharmaceutica’s Risperdal, AstraZeneca’s Seroquel, GlaxoSmithKline’s Stelazine and Thorazine, Mylan’s thioridazine, Schering Corporation’s Trilafon and Eli Lilly’s Zyprexa. CORLUX may not compete effectively with these established treatments. We are aware of one clinical trial conducted by the pharmaceutical division of Akzo Nobel, for a new chemical entity for the treatment of PMD. This new chemical entity is a GR-II antagonist, the commercial use of which would be covered by our patent. As discussed above, in 2004, Akzo Nobel filed an observation in our exclusively licensed European patent application with claims directed to PMD, in which Akzo Nobel challenged the claims of that patent application. In 2005, we filed a rebuttal to the EPO that responded to the points raised by Akzo Nobel. In February 2006, the EPO allowed our patent application. We are not aware of any public disclosures by any company, other than Akzo Nobel, regarding the development of new medicinal products to treat PMD. Our present and potential competitors include major pharmaceutical companies, as well as specialized pharmaceutical firms, universities and public and private research institutions. Moreover, we expect competition to intensify as technical advances are made. These competitors, either alone or with collaborative parties, may succeed with the development and commercialization of medicinal products that are superior to and more cost-effective than CORLUX. Many of our competitors and related private and public research and academic institutions have greater experience, more financial resources and larger research and development staffs than we do. In addition, many of these competitors, either alone or together with their collaborative partners, have significantly greater experience than we do in developing human medicines, obtaining regulatory approvals, manufacturing and commercializing products.

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

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended March 21, 2006, our average daily trading volume has been approximately 39,000 shares and the intra-day sales prices per share of our common stock ranged from $3.41 to $7.00. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	actual or anticipated timing and results of our clinical trials;

•	actual or anticipated regulatory approvals of our products or of competing products;

•	changes in laws or regulations applicable to our products or our competitors’ products;

•	changes in the expected or actual timing of our development programs or our competitors’ potential development programs;

•	actual or anticipated variations in quarterly operating results;

•	announcements of technological innovations by us, our collaborators or our competitors;

•	new products or services introduced or announced by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the biotechnology and pharmaceutical industries;

•	changes in the market valuations of similar companies;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	developments concerning our collaborations;

•	trading volume of our common stock;

•	announcement of, or expectation of, additional financing efforts; and

•	sales of our common stock by us or our stockholders.

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

Securities analysts currently covering our common stock may discontinue research coverage. Additional securities analysts may elect not to provide research coverage of our common stock. A lack of research coverage may adversely affect our common stock’s market price. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts who elects to cover us downgrades our stock, our stock price would likely decline rapidly. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline. In addition, rules mandated by the Sarbanes-Oxley Act of 2002, and a global settlement reached in 2003 between the SEC, other regulatory analysts and a number of investment banks have led to a number of fundamental changes in how analysts are reviewed and compensated. In particular, many investment banking firms are required to contract with independent financial analysts for their stock research. It may be difficult for companies such as ours with smaller market capitalizations to attract independent financial analysts that will cover our common stock. This could have a negative effect on our market price.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market could harm the market price of our common stock. As additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease the price. Substantially all of the shares of our common stock are eligible for sale, subject to applicable volume and other resale restrictions.

Our officers, directors and principal stockholders control a majority of our common stock and will be able to significantly influence corporate actions.

As of March 21, 2006, our officers, directors and principal stockholders control a majority of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K. In addition, the independent registered public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting, as well as the effectiveness of the company’s internal controls over financial reporting. This requirement may first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2006. Uncertainty exists regarding our ability to comply with these requirements by applicable deadlines. If we are unable to complete the required assessment as to the adequacy of our internal control reporting or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as the required deadline and future year ends, investors could lose confidence in the reliability of our financial reporting.

Changes in or interpretations of accounting rules and regulations, such as expensing of stock options, could result in unfavorable accounting charges or require us to change our compensation policies.

Accounting methods and policies for business and marketing practices of pharmaceutical companies, including policies regarding expensing employee stock options, are subject to further review, interpretation and guidance from relevant accounting authorities, including the SEC. For example, to date, we have not been required to record stock-based compensation charges if an employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. However, in December 2004, the Financial Accounting Standards Board adopted Financial Accounting Standard 123(R), “Share Based Payment.” This statement, which we adopted in the first quarter of 2006, requires the recording of expense for the fair value of stock options granted. As a result, our operating expenses could increase. We rely heavily on stock options to compensate existing employees and attract new employees. Because we are now required to expense stock options on a fair-value basis, we may choose to reduce our reliance on stock options as a compensation tool. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees. If we did not reduce our reliance on stock options, our reported losses would increase. Although we believe that our accounting practices are consistent with current accounting pronouncements, changes to or interpretations of accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements.

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

ITEM 1B. UNRESOLVED	STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We lease approximately 7,700 square feet of office space in Menlo Park, California for our corporate facilities. The lease has an initial term of 30 months with a commencement date of July 1, 2005 and, provides us with an option to extend for an additional year. We expect that these facilities will accommodate our growth for the next year.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The Nasdaq Stock Market under the symbol “CORT”. The following table sets forth for high and low intra-day sale prices per share of our common stock on The Nasdaq Stock Market for the quarterly periods from our initial public offering in April 2004 through December 31, 2005. These prices represent quotations among dealers without adjustments for retail mark-ups, markdowns or commissions, and may not represent prices of actual transactions.

	High	Low
2005
First Quarter	$6.29	$4.25
Second Quarter	$6.58	$3.41
Third Quarter	$7.00	$4.84
Fourth Quarter	$5.30	$3.63

	High	Low
2004
Second Quarter	$12.65	$7.15
Third Quarter	$8.98	$4.90
Fourth Quarter	$7.89	$4.35

Stockholders of Record and Dividends

As of March 21, 2006, we had 22,704,459 shares of common stock outstanding held by 85 stockholders of record. We have not paid cash dividends on our common stock since our inception and we do not anticipate paying any in the foreseeable future.

Use of Proceeds from Sale of Registered Securities.

On April 19, 2004, we completed an initial public offering of 4,500,000 shares of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Reg. No. 333-112676) that was declared effective by the Securities and Exchange Commission on April 14, 2004. After deducting the underwriting discounts and commissions and the estimated offering expenses, we received net proceeds from the offering of approximately $49.0 million. Between the effective date of the Registration Statement and December 31, 2005, approximately $22.6 million of the net proceeds was used for research and development activities and approximately $5.5 million was used for general and administrative activities. The remaining proceeds from the offering have been invested in marketable securities for future use as needed.

ITEM 6.   SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

(in thousands, except per share data)

The selected financial data set forth below are derived from our financial statements. The statement of operations data for the years ended December 31, 2003, 2004, and 2005 and for the period from inception (May 13, 1998) to December 31, 2005 and the balance sheet data as of December 31, 2004 and 2005 are derived from our audited financial statements included in this Annual Report on Form 10-K, or Form 10-K. The statements of operations data for the years ended December 31, 2001 and 2002, and the balance sheet data as of December 31, 2001, 2002 and 2003 have been derived from our audited financial statements, which are not included in this Form 10-K. The selected financial data set forth below should be read in conjunction with our financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

						Period from inception (May 13, 1998) to December 31, 2005
	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except for per share data)
Statement of Operations Data:

Operating expenses:
Research and development*	$17,074	$11,551	$8,223	$13,264	$5,390	$56,962
General and administrative*	4,084	4,494	1,746	5,531	2,616	19,232

Total operating expenses	21,158	16,045	9,969	18,795	8,006	76,194

Loss from operations	(21,158)	(16,045)	(9,969)	(18,795)	(8,006)	(76,194)
Non-operating income, net	1,065	510	157	291	552	2,629

Net loss	$(20,093)	$(15,535)	$(9,812)	$(18,504)	$(7,454)	$(73,565)

Net loss per share:
Basic and diluted	$(0.89)	$(0.84)	$(1.22)	$(2.75)	$(1.39)

Weighted average shares – basic and diluted	22,608	18,440	8,069	6,720	5,376

* Includes non-cash stock-based compensation, net of reversals, of the following:
Research and development	$(26)	$202	$551	$1,957	$1,214	$3,996
General and administrative	799	1,475	(308)	2,145	680	4,791

Total non-cash stock-based compensation	$773	$1,677	$243	$4,102	$1,894	$8,787

	As of December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$29,619	$46,887	$11,577	$21,543	$22,980
Working capital	25,984	36,415	10,729	20,222	22,224
Total assets	30,156	47,772	11,781	21,795	24,259
Long-term liabilities	42	–	524	503	463
Convertible preferred stock	–	–	41,716	41,716	29,914
Total stockholders’ equity (net capital deficiency)	26,593	45,948	(31,473)	(21,940)	(7,539)

See our financial statements and related notes for a description of the calculation of the net loss per share and the weighted-average number of shares used in computing the per share data.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the “Risk Factors” section of Part I of this Form 10-K. This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements contained in this Form 10-K other than statements of historical fact are forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements made in this Form 10-K include statements about:

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

Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the “Risk Factors” and “Overview” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward looking statements. Accordingly, you should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

OVERVIEW

We are a pharmaceutical company engaged in the development of medications for the treatment of severe psychiatric and neurological diseases. Since our inception in May 1998, we have been developing our lead product, CORLUX®, targeted for the treatment of the psychotic features of psychotic major depression, or PMD, under an exclusive patent license from Stanford University. The United States Food and Drug Administration, or FDA, has granted “fast track” status to evaluate the safety and efficacy of CORLUX for the treatment of the psychotic features of PMD. We have completed the analysis of our first two large, double-blind trials, and, in September and October 2004, we initiated two Phase 3 clinical trials in the United States to support a planned New Drug Application, or NDA. Five European clinical sites were added to one of these trials in March 2006. We expect that when enrollment in this trial is completed, these sites will continue to enroll patients for the other trial. Both of these trials are covered by Special Protocol Assessments, or SPAs, from the FDA. In addition, in the second quarter of 2005, we initiated a third Phase 3 clinical trial in Europe and a clinical study in the United States to evaluate the safety and tolerability of retreatment with CORLUX. We initiated an additional retreatment study in Europe in August 2005.

In October 2005, we announced that we had signed an agreement with Eli Lilly and Company, or Lilly, in which Lilly has agreed to support our proof of concept clinical study evaluating the ability of CORLUX to mitigate weight gain associated with the use of olanzapine. This study will be conducted with healthy male volunteers.

In September 2005, we closed enrollment in our Phase 2 clinical study to evaluate the safety and efficacy of CORLUX in improving cognition in patients with mild to moderate Alzheimer’s disease. The study was originally designed to enroll 160 patients but was closed to further enrollment when 80 patients had been enrolled. The study was not powered to show statistically significant results with 80 patients. Analysis of the data demonstrated that no discernable change in cognition occurred in the CORLUX treated patients. Review of the safety data from the trial revealed no serious safety findings. A post-hoc analysis identified weight reduction in obese patients as a possible effect of CORLUX treatment.

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

We are in the development stage and have incurred significant losses since our inception because we have not generated any revenue, and do not expect to generate any revenue for the foreseeable future. As of December 31, 2005 we had an accumulated deficit of approximately $73.6 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for CORLUX, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing process development and regulatory activities, as well as general and administrative expenses. We expect to continue to incur net losses over at least the next two years as we complete our CORLUX clinical trials, apply for regulatory approvals, expand development of GR-II antagonists for new indications, acquire and develop treatments in other therapeutic areas, establish sales and marketing capabilities and expand our operations.

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

Research and development expenses increased 48% to $17.1 million for the year ended December 31, 2005, from $11.6 million for the year ended December 31, 2004. The increase in yearly expenses reflects clinical trial cost increases of $7.3 million primarily related to Phase 3 clinical trial expenses for PMD. This increase was partially offset by a reduction in 2005 of approximately $1.9 million in expenses for our discovery research program due to the successful conclusion of a program focusing on the discovery of new chemical entities that will be available for future development. In addition, during the year ended December 31, 2005 as compared to 2004, decreases in production and testing of clinical supplies and manufacturing development of approximately $370,000 and stock-based compensation of approximately $228,000 were offset by increases in pre-clinical studies, clinical consulting and infrastructure costs of approximately $285,000, $250,000 and $90,000, respectively.

Research and development expenses discussed above for the year ended December 31, 2005 included stock based compensation charges related to option grants to individuals performing these functions of approximately $224,000, as compared with charges of approximately $442,000 for the year ended December 31, 2004. In addition, during the years ended December 31, 2005 and 2004, upon the termination of employees or the change in status of employees who worked in a development function to consultants, we recorded reversals of approximately $250,000 and $240,000, respectively, of previously reported stock-based compensation expense, which represents the difference between the expense recorded under the graded-vesting method and the expense that would have been recorded based upon the rights to options that vested during the service of these individuals as employees. For a discussion of the estimated impact of the implementation of Statement of Financial Accounting Standard 123 (Revised 2004), Share-Based Payment, or SFAS 123R, as of January 1, 2006, see discussion below under the caption “Critical Accounting Policies and Estimates – Stock-based compensation.”

Research and development expenses increased 41% to $11.6 million for the year ended December 31, 2004, from $8.2 million for the year ended December 31, 2003. The year over year increase in our research and development activities included a net increase of approximately $770,000 in the costs of clinical trials, an increase of approximately $910,000 in expenses for pre-clinical studies, an increase of approximately $750,000 for the production and testing of clinical supplies, an increase of approximately $510,000 in the discovery research program, and an increase of approximately $250,000 in support costs, such as consultants, product liability insurance, travel and facilities, as compared with 2003. The increase in clinical trial costs reflects a net increase in clinical trial expenses for PMD of approximately $980,000 as the expenses associated with the commencement of various clinical trials, including the Phase 3 trials discussed above and other PMD-related trials more than offset the reduction in costs due to the completion of a double-blind PMD clinical trial in late 2003 and a decrease of approximately $210,000 in the costs of the Alzheimer’s disease trial.

Salaries and benefits for research and development increased by approximately $500,000 for the year ended December 31, 2004, as compared to the year ended December 31, 2003 due to the hiring of additional staff in these areas. These increases were offset by a decrease of approximately $349,000 in stock compensation expense. The decrease in stock compensation expense includes a reduction of approximately $140,000 in the amortization of non-cash stock-based deferred compensation due to the decelerating scale of expense recognition under the graded-vesting method and expense reversals of approximately $240,000 recorded during 2004, upon an employee termination and the change in status of a research employee to a consultant.

Below is a summary of our research and development expenses by major project:

	Year Ended December 31,
Project	2005	2004	2003
	(in thousands)
CORLUX for the treatment of the psychotic features of PMD	$15,391	$8,108	$4,775
CORLUX for the treatment of mild to moderate Alzheimer’s disease	954	641	838
Drug discovery research	755	2,600	2,059
Stock-based compensation	(26)	202	551

Total research and development expense	$17,074	$11,551	$8,223

We expect that research and development expenditures will increase substantially in 2006 and in subsequent years due to the continuation and expansion of the clinical development of CORLUX for PMD, the initiation of trials of CORLUX to evaluate its use in other indications, commercialization planning for CORLUX and additional study expenditures for new GR-II antagonists and other pharmaceutical candidates. These increases will be partially offset by savings from the cessation of enrollment in the Alzheimer’s study that was announced in September 2005.

Many factors can affect the cost and timing of our trials including inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects in study patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of the drug in our trials. In addition, the development of all of our products will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our products.

General and administrative expenses.    General and administrative expenses consist primarily of the costs of administrative personnel and related facility costs along with legal, accounting and other professional fees.

General and administrative expenses decreased 9% to $4.1 million for the year ended December 31, 2005, from $4.5 million for the year ended December 31, 2004. Decreases in stock based compensation of approximately $680,000 and legal expenses of $70,000 were partially offset by increases in professional fees, insurance, market research and staffing of approximately $120,000, $80,000, $55,000 and $50,000, respectively.

General and administrative expenses for the year ended December 31, 2005 included stock-based compensation expense related to option grants to individuals performing these functions of approximately $799,000 as compared with approximately $1.5 million for the year ended December 31, 2004. This decrease was due to the decelerating scale of expense recognition under the graded-vesting method. See discussion below under the caption “Critical Accounting Policies and Estimates – Stock-based compensation” for a discussion of the estimated impact of the implementation of SFAS 123R, as of January 1, 2006.

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

We expect that general and administrative expenses will increase during 2006 and in subsequent years due to additional personnel, higher support costs for our commercialization efforts, costs associated with the growth in our market research activities, and expanded operating infrastructure. An increase in general and administrative expenses is also expected to accompany our infrastructure growth associated with our public company reporting activities.

Non-operating income, net

Interest and other income, net.    Interest and other income, net, increased to approximately $1.1 million for the year ended December 31, 2005 from approximately $578,000 for the year ended December 31, 2004. The increase was principally attributable to higher yields on the investment portfolios during 2005 as compared to 2004, which were partially offset by decreased earnings due to lower average balance of invested funds.

Interest and other income, net, increased to approximately $580,000 for the year ended December 31, 2004, from approximately $190,000 for the year ended December 31, 2003. The increase was principally attributable to higher average cash, cash equivalents, and investment balances during 2004, due to the investment of the net proceeds from the initial public offering, or IPO, in April 2004.

Other expense.    Other expense was $52,000 for the year ended December 31, 2005, compared to $68,000 for the year ended December 31, 2004. The expense in 2005 represents state tax and interest expense on capitalized leases entered into during the year. The expense in 2004 included state tax and interest expense on our convertible note payable to the Institute for the Study of Aging. The note was converted into common stock in June 2004.

Other expense increased to approximately $68,000 in the year ended December 31, 2004, from approximately $34,000 for the year ended December 31, 2003. State tax expense, which is based in part on the amount of assets on the balance sheet, increased by approximately $40,000 due to the increase in assets generated by the IPO. This was offset by a $10,000 decrease in interest expense on our convertible note payable to the Institute for the Study of Aging, which was converted into common stock on June 30, 2004.

Liquidity and Capital Resources

We have incurred operating losses since inception, and at December 31, 2005, we had a deficit accumulated during the development stage of $73.6 million. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities to fund our operations.

At December 31, 2005, we had cash, cash equivalents and investments balances of $29.6 million, compared to $46.9 million at December 31, 2004 and cash and cash equivalents of $11.6 million at December 31, 2003. Net cash used in operating activities for the years ended December 31, 2005, 2004 and 2003, was $17.2 million, $13.7 million and $10.0 million, respectively. The use of cash in each period was primarily a result of net losses associated with our research and development activities and amounts incurred to develop our administrative infrastructure. The increase in cash used in operating activities during 2005 was due to the expansion of our development program in PMD, as well as our general and administrative infrastructure. We expect cash used in operating activities to continue to increase during 2006 and later years due to the continuation and expansion of our development program for PMD, research activities and general and administrative expenses.

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

Contractual Obligations

The following table presents our estimates of obligations under contractual agreements as of December 31, 2005:

Payments Due by Period	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Research and development studies (1) (2) (3) (4) (5) (9)	$14,510	$1,000	$—	$—
Operating lease (6)	171	171	—	—
Capital leases (7)	12	26	16	—
Minimum royalty payments (8)	50	100	100	50 per year

Total	$14,743	$1,297	$116	$50 per year

(1)	Amounts reflected for research and development studies exclude amounts included in accounts payable and accrued clinical costs reflected on the balance sheet as of December 31, 2005.

(2)	During 2004 and 2005, we executed a number of agreements to conduct clinical trials and pre-clinical studies for further development of our lead product, CORLUX, targeted for the treatment of the psychotic features of PMD. The agreements provide for termination by us upon forty-five days’ written notice or less. The exact amounts and timing of these obligations are dependent on the pace of activities of the various trials and studies.

(3)	Certain of the agreements discussed in footnotes (2) above and (9) below relate to trials to be conducted in Europe. The contractual agreements for these trials are denominated in Euros, which are converted to U.S. Dollars at the time of invoicing. The remaining obligations under these agreements are subject to fluctuation based on the changes in the currency rates. See discussion under Item 7A – Quantitative and Qualitative Disclosures about Market Risk.

(4)	In November 2005, we signed an agreement for the performance of testing services in connection with a cardiac study to be performed in 2006. The total commitment under this agreement of approximately $1.8 million is included in the table above. A separate agreement was signed in January 2006 with a contract research organization (CRO) to assist in the conduct of this study for an additional commitment of approximately $2.3 million. This obligation is not included in the table above as the agreement had not been executed as of December 31, 2005.

(5)	In December 2005, we signed an agreement with an academic research organization to assist in the conduct of a weight-gain mitigation study to be performed in 2006. The total commitment under this agreement is approximately $671,000. The costs of this study will be reimbursed to us under a collaboration agreement with Lilly that was signed in October 2005.

(6)	Our operating lease commitment relates to the lease of our office facility.

(7)	During 2005, we entered into capital leases for the acquisition of certain pieces of office furniture and equipment.

(8)	Under our cancelable license agreement with Stanford University, we are obligated to make nonrefundable minimum royalty payments of $50,000 annually for as long as we maintain our licenses from Stanford; however, these payments are creditable against future royalties.

(9)	In March 2006, we signed an amendment to our agreement with the CRO that assists us in the conduct of European clinical trial activities, to add five European sites to our U.S.-based Phase 3 trials. The preparatory work for this effort had begun in late 2005 under a letter of intent with the CRO. The total commitment under this amendment is approximately 818,000 Euros, approximately $975,000 based on the conversion rate at the time of signing, of which approximately $65,000 had been committed previously under the letter of intent. In addition, approximately $495,000 of this commitment relates to per patient costs that will replace amounts included in the table and footnotes above, regarding commitments with the CROs that are enrolling patients at the sites in the United States. The net amount of the incremental commitment related to this amendment is approximately $415,000. Since the agreement was not signed until 2006, this amount is not included in the table.

We also have other contractual payment obligations, the timing of which is contingent on future events. Under our license agreement with Stanford University related to the patent covering the use of GR-II antagonists to treat the psychosis associated with PMD and early dementia, including early Alzheimer’s disease, we are obligated to make milestone payments to Stanford of $50,000 upon filing of an NDA covering the licensed product and $200,000 upon FDA approval of the licensed product. The milestone payments payable to Stanford under these licenses are creditable against future royalties. In addition, our agreement with ScinoPharm Taiwan that provides for the manufacture and supply of the active pharmaceutical ingredient for CORLUX includes a minimum purchase commitment of $1,000,000 per year following the commercial launch of CORLUX.

Net Operating Loss Carryforwards

At December 31, 2005 we had approximately $27.9 million of federal net operating loss carryforwards and approximately $435,000 in federal research and development tax credit carryforwards, as well as approximately $26.7 million of California net operating loss carryforwards and approximately $540,000 in California research and development tax credit carryforwards, available to offset any future taxable income we may generate. The federal and California net operating loss and tax credit carryforwards will expire beginning in 2019 and 2009, respectively. Our deferred tax assets have been offset by a full valuation allowance as the realization of such assets is uncertain. The Internal Revenue Code of 1986, as amended, places certain limitations on the annual amount of net operating loss and tax credit carryforwards that can be utilized in any particular year if certain changes in our ownership occur.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Accruals of Research and Development Costs.    We recorded accruals for estimated costs of research, pre-clinical and clinical studies, and manufacturing development of approximately $2.5 million and $655,000 as of December 31, 2005 and 2004, respectively. These costs are a significant component of our research and development expenses. We make significant judgments and estimates in determining the accrual balance in each reporting period. Accrued clinical trial costs are based on estimates of the work completed under the service agreements, milestones achieved, patient enrollment and past experience with similar contracts. Our estimate of the work completed and associated costs to be accrued includes our assessment of the information received from our third-party contract research organizations and the overall status of our clinical trial activities. In the past, we have not experienced any material deviations between accrued clinical trial expenses and actual clinical trial expenses. However, actual services performed, number of patients enrolled and the rate of patient enrollment may vary from our estimates, resulting in adjustments to clinical trial expense in future periods.

Stock-based compensation for options.    Stock-based compensation arises from the granting of stock options to employees and directors, as well as to non-employees.

Employees and directors

For all accounting periods from inception through December 31, 2005, we accounted for stock option grants to employees under the recognition and measurement principles of Accounting Principles Boards Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related Interpretations. Under APB 25, we recorded deferred stock-based compensation related to option grants to employees and directors that represents the difference, if any, between the exercise price of an option and the fair value of our common stock on the date of the grant. Given the absence of an active market for our common stock prior to the time of our IPO in April 2004, management was required to estimate the fair value of our common stock based on a variety of company and industry-specific factors for the purpose of measuring the cost of the transaction and properly reflecting it in our financial statements. Since our IPO, all stock options have been granted at exercise prices that represent the closing price for the stock on the Nasdaq Stock Market as of the date of grant. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense over the vesting period of the underlying options, generally five years. Our policy has been to use the graded-vesting method for recognizing compensation costs for fixed employee awards for all awards granted through December 31, 2005. We amortize the deferred stock-based compensation of employee options on the graded-vesting method over the vesting periods of the applicable stock options. The graded-vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method. Upon termination of employment, the difference between the expense recorded under the graded-vesting method and the expense that would have been recorded based upon the vesting of the related option is required to be reversed.

We recognized non-cash stock-based compensation expense, net of reversals, related to option grants to employees and directors of approximately $591,000, $1.5 million and $86,000 for the years ended December 31, 2005, 2004, and 2003, respectively. These amounts included amortization of deferred compensation for options granted to employees of approximately $841,000, $1.7 million and $1.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. In 2004 and 2003, we recorded expense reversals of $10,000 and $1.4 million, respectively, related to terminations during those years. In addition, during 2005 and 2004, upon the change in status of employees to consultancy status, we recorded expense reversals of approximately $250,000 and $234,000, respectively, which represents the difference between the expense recorded under the graded-vesting method and the expense that would have been recorded based upon the rights to options that vested during the individuals’ service as employees. Certain of the options previously granted to these individuals will continue to vest as the consultants provide services to us. The fair value of options to be vested and earned after the employees’ change in status will be charged to expense as such options are earned over the remaining vesting periods using the straight-line method.

As of December 31, 2005, we had remaining employee deferred stock-based compensation of approximately $603,000 that relates to options granted prior to our IPO. No deferred compensation was recorded for options issued after our IPO as the exercise price of these option grants was equal to the stock price on the date of grant.

In December 2004, the Financial Accounting Standard Board, or FASB, issued Statement of Financial Accounting Standard 123 (Revised 2004), Share-Based Payment, or SFAS 123R, which is a revision of SFAS123. SFAS 123R supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25, and generally would require, instead, that such transactions be accounted for using a fair-value based method. In accordance with SFAS 123R, companies will be required to recognize an expense for compensation cost related to share-based payment arrangements, including stock options and employee stock purchase plans. We are required to adopt SFAS 123R as of January 1, 2006.

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

We have adopted SFAS 123R as of January 1, 2006 under the “modified prospective” method. Following is a brief synopsis of the implications of adoption of this statement on our accounting practices in regard to stock option grants to employees and directors:

•	Options granted prior to January 1, 2006:

•	For options granted prior to the IPO in 2004, we will continue to account for the portion of these grants that were unvested as of January 1, 2006 under the provisions of APB 25, with pro forma disclosures under SFAS 123. This treatment is being followed because we had used the “minimum” value method for these options under SFAS 123 pro forma disclosure requirements.

•	For the options granted after the IPO, we will begin as of January 1, 2006 to record non-cash stock compensation expense in the financial statements in amounts that represent the remaining fair value of the unvested portion of these grants, utilizing the assumptions and fair value per share as of the original grant date that we have been using for SFAS 123 pro forma disclosure purposes.

•	For all options granted prior to January 1, 2006, we will continue to utilize the graded-vesting method for amortization of the relevant compensation amounts.

•	Since we have a limited employee base, we do not have sufficient historical information to determine a reasonable forfeiture rate for options that might not vest because of employee terminations. When an employee terminates, we will record a change in accounting estimate that represents the difference between the expense recorded under the graded-vesting method and the expense that would have been recorded based upon the rights to options that vested during the individual’s service as an employee.

•	Options granted on or after January 1, 2006:

•	Compensation expense will be recorded in the financial statements based on the fair value on the date of grant, in accordance with the provisions and guidelines of SFAS 123R and all relevant Interpretations and SEC Staff Accounting Bulletins.

•	The grant date fair value for all new grants will be amortized to expense using the straight-line method over the vesting period of the options.

•	Since we have a limited employee base, at this time we do not have sufficient historical information to determine a reasonable forfeiture rate for options that might not vest because of employee terminations. When an employee terminates, we will record a change in accounting estimate that represents the difference between the expense recorded under the straight-line method and the expense that would have been recorded based upon the rights to options that vested during the individual’s service as an employee.

The table below provides an estimate of the amounts that we will record as operating expense in our statement of operations for the year ending December 31, 2006, based on the unvested portion of options granted prior to the January 1, 2006. There will be no impact on our financial condition or cash flow or as these charges are all non-cash amounts. It should be noted that the amounts actually recorded during 2006 may differ from the figures presented in this table due to the issuance of any new grants or employee terminations during 2006.

Operating Expense Category	Amounts

(in thousands)
Research and development	$481
General and administrative	806

Total	$1,287

Non-employees

Stock-based compensation related to option grants to non-employees is charged to expense on a straight line basis over the vesting period of the options, based on the fair value of the options using the Black-Sholes option pricing model. The assumptions used in these calculations are similar to those used for the SFAS 123 disclosures for options granted to employees, with the exception that, for non-employee options, we are required to use the remaining contractual term as the life of the option and the fair value related to unvested non-employee options is remeasured quarterly, based on the then current stock price as reflected on the Nasdaq Stock Market. We recognized stock-based compensation expense related to option grants to non-employees of approximately $107,000, $113,000 and $89,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Recently Issued Accounting Standards

See discussion above under the caption “Critical Accounting Policies and Estimates – Stock-based compensation” regarding the adoption of SFAS 123R in December 2004.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss. As of December 31, 2005, our cash and cash equivalents consisted primarily of money market funds maintained at major U.S. financial institutions, and the short-term and long-term investments consist of corporate debt securities and U.S. government obligations. To minimize our exposure to interest rate risk, we have limited the maturities of our investments to less than two years with an average maturity not to exceed one year. Due to the short-term nature of these instruments, a 1% increase or decrease in market interest rates would not have a material adverse impact on the total value of our portfolio as of December 31, 2005.

In 2004, we signed a master agreement with a CRO to assist us in the conduct of clinical trials in Europe. The costs of these trials are denominated in Euros, which the vendor converts into U.S. dollars for invoicing as costs are incurred, generally on a monthly basis. Thus, we may bear some currency rate exposure for the costs of these trials. As of December 31, 2005, we had executed amendments to this agreement that included Euro-denominated commitments of approximately 6.0 million Euros, of which approximately 3.8 million Euros had not been expended or accrued as of December 31, 2005. The unexpended Euro amount as of December 31, 2005 is equivalent to approximately $4.4 million, using the exchange rate as of that date. In March 2006, we signed an additional amendment to our agreement with this CRO to add five European sites to our U.S.-based Phase 3 trials. The preparatory work for this effort had begun in late 2005 under a letter of intent with the CRO. The total commitment under this amendment is approximately 818,000 Euros, approximately $975,000 based on the conversion rate at the time of signing, of which approximately $65,000 (53,000 Euros) had been committed previously under the letter of intent. A 1% increase or decrease in the currency rate of exchange between the U.S. Dollar and the Euro would have an impact of approximately $53,000 on the unexpended cost of these trials. These trials are expected to be conducted through the first half of 2007. The timing of payments for these trials will depend upon various factors including the pace of site selection, patient enrollment, and other trial activities. The master agreement with this CRO provides for termination by us with forty-five days’ notice.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning at page F-1 of this report and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. As of December 31, 2005, our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) which were designed to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-K. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Based on the evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.

Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(b)	Management’s Report on Internal Control Over Financial Reporting

Not applicable

ITEM 9B.  OTHER INFORMATION

In November 2005 and February 2006, James N. Wilson, our Chairman, adopted plans in accordance with Rule 10b5-1 under the Exchange Act for sales of our common stock owned by a family trust and a family partnership, respectively. Under these plans, shares will be sold from time to time over 12-month periods, beginning in December 2005 and March 2006, respectively.

In December 2005, the board of directors approved a company-wide performance-based bonus plan which is contingent upon the achievement of various operating and financial goals during 2006. Based on the salaries of all employees on the date of filing this Form 10-K, our maximum obligation under this plan would be approximately $2.0 million.

PART III

Certain information required by Part III is incorporated by reference from the company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the company’s 2006 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item with respect to executive officers is set forth below and the information with respect to directors, code of ethics, audit committee and audit committee financial experts of the company is incorporated by reference to the information set forth under the caption “Election of Directors” in the company’s Proxy Statement for its 2006 Annual Meeting of Stockholders.

The section entitled “Compliance Under Section 16(a) of the Securities Exchange Act of 1934” appearing in the Proxy Statement for the company’s 2006 Annual Meeting of Stockholders sets forth the information concerning compliance by officers, directors and 10% shareholders of the company with Section 16 of the Exchange Act of 1934 and is incorporated herein by reference.

Executive Officers

The following table sets forth, as of December 31, 2005, information about our executive officers:

Name	Age	Position
Joseph K. Belanoff, M.D.	48	Chief Executive Officer and Director
Robert L. Roe, M.D.	65	President and Secretary
Fred Kurland	55	Chief Financial Officer

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

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

(A)  EXHIBITS

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(1)	Specimen Common Stock Certificate

4.2(1)	Amended and Restated Information and Registration Rights Agreement by and among Corcept Therapeutics Incorporated and certain holders of preferred stock, dated as of May 8, 2001

4.3(1)	Amendment No. 1 to Amended and Restated Information and Registration Rights Agreement by and among Corcept Therapeutics Incorporated and certain holders of preferred stock, dated as of March 16, 2004

10.1*(1)	2000 Stock Option Plan

10.2*(1)	Employment offer letter to Robert L. Roe, M.D., dated October 18, 2001

10.3*(1)	Employment offer letter to Fred Kurland, dated February 3, 2004

10.4*(1)	Promissory Note and Pledge Agreement by and between Corcept Therapeutics Incorporated and Robert L. Roe, M.D., dated as of October 22, 2001

10.5(1)	Form of Indemnification Agreement

10.6#(1)	License Agreement by and between The Board of Trustees of the Leland Stanford Junior University and Corcept Therapeutics Incorporated, dated as of July 1, 1999

10.7(1)	Research Agreement/cGMP Manufacturing, by and between Corcept Therapeutics Incorporated and KP Pharmaceutical Technology, Inc., dated as of February 12, 2002

10.8(1)	Master Clinical Development Agreement by and between Corcept Therapeutics Incorporated and Scirex Corporation, dated as of July 12, 2001

Exhibit Number	Description of Document

10.9#(1)	Memorandum of Understanding, Supply and Services Agreement, by and between Corcept Therapeutics Incorporated and ScinoPharm Taiwan, dated as of June 12, 2000

10.10(1)*	Consulting, Confidential Information and Inventions Agreement by and between Corcept Therapeutics Incorporated and Alan Schatzberg M.D., dated as of May 31, 1999

10.11(1)*	2004 Equity Incentive Plan

10.12(1)	Master Services Agreement by and between Corcept Therapeutics Incorporated and PPD Development, LP, dated as of January 17, 2003

10.13(2)	Master Services Agreement by and between Corcept Therapeutics Incorporated and i3 Research, a division of Ingenix Pharmaceuticals Services (UK) Limited, dated as of November 2, 2004

10.14(3)	Office Lease Agreement by and between Corcept Therapeutics Inc., and Exponent Realty, LLC, dated May 23, 2005

14.1(1)	Code of Ethics

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (See page 41)

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Fred Kurland.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Fred Kurland.

#	Confidential treatment granted
*	Management compensatory plan
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) initially filed by the registrant with the SEC on February 10, 2004.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed by the registrant with the SEC on March 29, 2005.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed by the registrant with the SEC on August 11, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Menlo Park, State of California, on the 30 day of March, 2006.

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

Pursuant to the requirements of the Exchange Act, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JOSEPH K. BELANOFF Joseph K. Belanoff, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2006

/s/ FRED KURLAND Fred Kurland	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2006

/s/ JAMES N. WILSON James N. Wilson	Director and Chairman of the Board of Directors	March 30, 2006

/s/ G. LEONARD BAKER, JR. G. Leonard Baker, Jr.	Director	March 30, 2006

/s/ JOSEPH C. COOK, JR. Joseph C. Cook, Jr.	Director	March 30, 2006

/s/ JAMES A. HARPER James A. Harper	Director	March 30, 2006

/s/ DAVID L. MAHONEY David L. Mahoney	Director	March 30, 2006

/s/ ALIX MARDUEL Alix Marduel, M. D.	Director	March 30, 2006

/s/ ALAN F. SCHATZBERG Alan F. Schatzberg, M.D.	Director	March 30, 2006

/s/ DAVID B. SINGER David B. Singer	Director	March 30, 2006

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Corcept Therapeutics Incorporated

We have audited the accompanying balance sheets of Corcept Therapeutics Incorporated (a development stage company) as of December 31, 2005 and 2004, and the related statements of operations, convertible preferred stock and stockholders’ equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2005, and for the period from inception (May 13, 1998) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corcept Therapeutics Incorporated (a development stage company) at December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 and for the period from inception (May 13, 1998) to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Palo Alto, California

February 24, 2006, except for Note 12

    as to which the date is March 10, 2006

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(in thousands, except for per share amounts)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$3,816	$5,930
Short-term investments	25,264	31,471
Prepaid expenses and other current assets	425	838

Total current assets	29,505	38,239
Long-term investments	539	9,486
Property and equipment, net of accumulated depreciation	52	—
Other assets	60	47

Total assets	$30,156	$47,772

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$549	$550
Accrued clinical expenses	2,521	655
Accrued compensation	144	346
Obligations under capital lease, short-term	12	—
Other liabilities	295	273

Total current liabilities	3,521	1,824
Obligations under capital lease, long-term	42	—

Total liabilities	3,563	1,824
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares outstanding at December 31, 2005 or 2004	—	—
Common stock, $0.001 par value; 140,000 shares authorized and 22,704 and 22,694 shares issued and outstanding at December 31, 2005 and 2004, respectively	23	23
Additional paid-in capital	101,014	101,361
Notes receivable from stockholders	(168)	(184)
Deferred compensation	(603)	(1,718)
Deficit accumulated during the development stage	(73,565)	(53,472)
Accumulated other comprehensive loss	(108)	(62)

Total stockholders’ equity	26,593	45,948

Total liabilities and stockholders’ equity	$30,156	$47,772

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

				Period from inception (May 13, 1998) to December 31, 2005
	Year ended December 31,
	2005	2004	2003
Operating expenses:
Research and development*	$17,074	$11,551	$8,223	$56,962
General and administrative*	4,084	4,494	1,746	19,232

Total operating expenses	21,158	16,045	9,969	76,194
Interest and other income, net	1,117	578	191	2,874
Other expense	(52)	(68)	(34)	(245)

Net loss	$(20,093)	$(15,535)	$(9,812)	$(73,565)

Basic and diluted net loss per share	$(0.89)	$(0.84)	$(1.22)

Shares used in computing basic and diluted net loss per share	22,608	18,440	8,069

*Includes non-cash stock-based compensation, net of reversals, of the following:
Research and development	$(26)	$202	$551	$3,996
General and administrative	799	1,475	(308)	4,791

Total non-cash stock-based compensation	$773	$1,677	$243	$8,787

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)

(in thousands, except per share amounts)

					Additional Paid-in Capital	Notes Receivable from Stockholders	Deferred Compensation	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Net Capital Deficiency)
	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at inception (May 13, 1998)	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock to directors for cash in June and July 1998	—	—	7,500	8	(5)	—	—	—	—	3
Issuance of common stock to a director for cash in May 1999	—	—	1,771	2	63	—	—	—	—	65
Issuance of common stock to Stanford and directors in conjunction with a license agreement in October 1999	—	—	30	—	1	—	—	—	—	1
Issuance of Series A convertible preferred stock to institutional and individual investors at $1.08 per share for cash and conversion of notes payable, net of issuance costs of $34 in May 1999	608	623	—	—	—	—	—	—	—	—
Common stock issued to attorneys and consultants in exchange for services in May 1999	—	—	49	—	2	—	—	—	—	2
Issuance of common stock upon option exercise	—	—	60	—	—	—	—	—	—	—
Repurchase of common stock held by director in March 1999	—	—	(750)	(1)	—	—	—	—	—	(1)
Deferred compensation related to options granted to non-employees	—	—	—	—	65	—	(65)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	7	—	—	7
Net loss from inception to December 31, 1999	—	—	—	—	—	—	—	(321)	—	(321)

Balance at December 31, 1999	608	623	8,660	9	126	—	(58)	(321)	—	(244)
Issuance of Series B convertible preferred stock to institutional and individual investors at $3.00 per share for cash, net of issuance costs of $19 in January 2000	400	1,180	—	—	—	—	—	—	—	—
Deferred compensation related to options granted to an employee and non-employees	—	—	—	—	248	—	(248)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	91	—	—	91
Net loss	—	—	—	—	—	—	—	(1,846)	—	(1,846)

Balance at December 31, 2000	1,008	1,803	8,660	9	374	—	(215)	(2,167)	—	(1,999)
Issuance of Series B convertible preferred stock to consultants in exchange for services in January and April 2001	12	205	—	—	—	—	—	—	—	—
Issuance of Series BB convertible preferred stock to institutional and individual investors at $4.033 per share upon conversion of promissory notes in May 2001	268	1,081	—	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock to institutional and individual investors at $7.066 per share for cash, net of issuance costs of approximately $95 in May and June 2001	3,807	26,805	—	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock to consultants in exchange for services in October 2001	1	20	—	—	—	—	—	—	—	—
Issuance of common stock to a consultant for cash below fair value in April 2001	—	—	50	—	50		—	—	—	50
Issuance of common stock upon option exercises	—	—	768	—	438	(438)	—	—	—	—
Issuance of common stock in conjunction with a license agreement	—	—	1	—	15	—	—	—	—	15
Deferred compensation related to options granted to employees and non-employees	—	—	—	—	10,226	—	(10,226)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	1,849	—	—	1,849
Net loss	—	—	—	—	—	—	—	(7,454)	—	(7,454)

Balance at December 31, 2001 (carried forward)	5,096	29,914	9,479	9	11,103	(438)	(8,592)	(9,621)	—	(7,539)

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY), (Continued)

(in thousands, except per share amounts)

					Additional Paid-in Capital	Notes Receivable from Stockholders	Deferred Compensation	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Net Capital Deficiency)
	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2001 (brought forward)	5,096	$29,914	9,479	$9	$11,103	$(438)	$(8,592)	$(9,621)	$—	$(7,539)
Issuance of Series C convertible preferred stock to institutional and individual investors at $7.066 per share for cash, net of issuance costs of approximately $19 in December 2002	1,673	11,802	—	—	—	—	—	—	—	—
Issuance of common stock upon option exercises	—	—	62	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	4,085	—	—	4,085
Reduction of deferred compensation related to the unamortized portion of deferred stock compensation related to a terminated employee	—	—	—	—	(239)	—	239	—	—	—
Reversal of previously expensed deferred compensation related to a terminated employee based on the straight line method	—	—	—	—	(50)	—	—	—	—	(50)
Stock-based compensation related to lapsing repurchase right of stock held by a non-employee					68					68
Net loss	—	—	—	—	—	—	—	(18,504)	—	(18,504)

Balance at December 31, 2002	6,769	41,716	9,541	9	10,882	(438)	(4,268)	(28,125)	—	(21,940)
Deferred compensation related to options granted to employees and non-employees	—	—	—	—	1,159	—	(1,159)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	1,559	—	—	1,559
Reduction of deferred compensation related to the unamortized portion of deferred stock compensation related to terminated employees	—	—	—	—	(1,588)	—	1,588	—	—	—
Reversal of previously expensed deferred compensation related to terminated employees	—	—	—	—	(1,384)	—	—	—	—	(1,384)
Repurchase of common stock and reduction of note payable upon termination of employees	—	—	(206)	—	(155)	155	—	—	—	—
Repayment of note receivable from stockholder	—	—	—	—	—	37	—	—	—	37
Stock-based compensation related to lapsing repurchase right of stock held by a non-employee					68					68
Net loss	—	—	—	—	—	—	—	(9,812)	—	(9,812)
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	(1)	(1)

Total comprehensive loss										(9,813)

Balance at December 31, 2003 (carried forward)	6,769	$41,716	9,335	$9	$8,982	$(246)	$(2,280)	$(37,937)	$(1)	$(31,473)

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY), (Continued)

(in thousands, except per share amounts)

					Additional Paid-in Capital	Notes Receivable from Stockholders	Deferred Compensation	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Net Capital Deficiency)
	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2003 (brought forward)	6,769	$41,716	9,335	$9	$8,982	$(246)	$(2,280)	$(37,937)	$(1)	$(31,473)
Sale of Shares in IPO at $12.00 per share for cash, net of issuance costs of approximately $4,974	—	—	4,500	5	49,020	—	—	—	—	49,025
Conversion of preferred shares in IPO	(6,769)	(41,716)	8,807	9	41,707	—	—	—	—	41,716
Conversion of note payable	—	—	45	—	534	—	—	—	—	534
Issuance of common stock upon option exercises	—	—	7	—	1	—	—	—	—	1
Deferred compensation related to options granted to employees and non-employees	—	—	—	—	1,447	—	(1,447)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	1,854	—	—	1,854
Reduction of deferred compensation related to the unamortized portion of deferred stock compensation related to terminated employees and consultants	—	—	—	—	(155)	—	155	—	—	—
Reversal of previously expensed deferred compensation related to terminated or converted to consultant employees	—	—	—	—	(243)	—	—	—	—	(243)
Repayment of note receivable from stockholder	—	—	—	—	—	62	—	—	—	62
Stock-based compensation related to lapsing repurchase right of stock held by a non-employee					68					68
Net loss	—	—	—	—	—	—	—	(15,535)	—	(15,535)
Change in unrealized loss on investments	—	—	—	—	—	—	—	—	(61)	(61)

Total comprehensive loss										(15,596)

Balance at December 31, 2004	—	—	22,694	23	101,361	(184)	(1,718)	(53,472)	(62)	45,948
Issuance of common stock upon option exercise for cash in June 2005 at a price of $0.10 per share	—	—	9	—	1	—	—	—	—	1
Deferred compensation related to options granted to employees and non-employees	—	—	—	—	(94)	—	94	—	—	—
Amortization of deferred compensation	—	—	—	—	35	—	912	—	—	947
Reduction of deferred compensation related to the unamortized portion of deferred stock compensation related to unvested shares at termination of employees	—	—	—	—	(109)	—	109	—	—	—
Reversal of previously expensed deferred compensation related to terminated or converted to consultant employees	—	—	—	—	(250)	—	—	—	—	(250)
Repayment of note receivable from stockholder	—	—	—	—	—	16	—	—	—	16
Stock-based compensation related to lapsing repurchase right of stock held by a non-employee					68					68
Issuance of common stock for services	—	—	1	—	2	—	—	—	—	2
Net loss	—	—	—	—	—	—	—	(20,093)	—	(20,093)
Change in unrealized loss on investments	—	—	—	—	—	—	—	—	(46)	(46)

Total comprehensive loss										(20,139)

Balance at December 31, 2005	—	$—	22,704	$23	$101,014	$(168)	$(603)	$(73,565)	$(108)	$26,593

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(in thousands)

				Period from inception (May 1, 1998) to December 31, 2005
	Year ended December 31,
	2005	2004	2003
Operating activities
Net loss	$(20,093)	$(15,535)	$(9,812)	$(73,565)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization of property and equipment	7	1	23	61
Amortization of deferred compensation, net of reversals	697	1,609	175	8,461
Expense related to stock issued for services	2	—	—	48
Expense related to stock issued in conjunction with license agreement	—	—	—	15
Expense related to stock issued below fair value	68	68	68	499
Interest accrued on convertible promissory notes	—	10	21	104
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	413	(672)	30	(425)
Other assets	(13)	(9)	(5)	(60)
Accounts payable	(1)	228	(483)	549
Accrued clinical	1,866	321	(196)	2,521
Other liabilities	(180)	261	176	439

Net cash used in operating activities	(17,234)	(13,718)	(10,003)	(61,353)
Investing activities
Purchases of property and equipment	—	—	—	(54)
Purchases of short-term and long-term investments	(25,863)	(66,358)	(11,667)	(107,031)
Maturities of short-term and long-term investments	40,971	26,845	13,305	81,121

Net cash provided by (used in) investing activities	15,108	(39,513)	1,638	(25,964)
Financing activities
Proceeds from issuance of common stock, net of cash paid for issuance costs	1	49,026	—	49,101
Proceeds from issuance of convertible note payable	—	—	—	463
Proceeds from convertible promissory notes	—	—	—	1,080
Proceeds from repayment of stockholder note	16	62	37	116
Principal payments of obligations under capital leases	(5)			(5)
Proceeds from issuance of convertible preferred stock, net of cash paid for issuance costs	—	—	—	40,378

Net cash provided by financing activities	12	49,088	37	91,133

Net (decrease) increase in cash and cash equivalents	(2,114)	(4,143)	(8,328)	3,816
Cash and cash equivalents at beginning of period	5,930	10,073	18,401	—

Cash and cash equivalents at end of period	$3,816	$5,930	$10,073	$3,816

Supplemental disclosure of cash flow information
Interest paid	$2	$—	$—	$2

Supplemental disclosure of non-cash financing activities
Conversion of convertible promissory notes and accrued interest
- to convertible preferred stock	$—	$—	$—	$1,111

- to common stock	$—	$534	$—	$534

Purchase of equipment under capital leases	$59	$—	$—	$59

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

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

The Company also has a concentration of risk in regard to the manufacture of its product. As of December 31, 2005, the Company has a single source supplier for the manufacture of the active pharmaceutical ingredient that is used in its product and a

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

single source supplier for its tablet manufacture. If these suppliers are unable to provide the active pharmaceutical ingredient or prepare the CORLUX® tablets in the quantities and time frame required, the Company may not be able to manufacture its product in a timely manner.

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

All short-term and long-term investments, which primarily represent marketable debt securities, have been classified as “available-for-sale.” Short-term investments includes debt securities with maturities of one year or less from the balance sheet dates and auction rate debt with resale dates of one year or less than the balance sheet dates. Debt securities with maturities of greater than 12 months from the balance sheet dates are classified as long-term investments. Purchased premiums or discounts on debt securities are amortized to interest income through the stated maturities of the debt securities. The differences between amortized cost and fair values of the debt securities are recorded as a component of accumulated other comprehensive loss. Management determines the appropriate classification of its investments in debt securities at the time of purchase and evaluates such designation as of each balance sheet date. Unrealized gains and losses are included in accumulated other comprehensive loss and reported as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other expenses. The cost of securities sold is based on the specific identification method. Interest earned on short-term and long-term investments is included in interest income.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years.

During 2005, the Company acquired office equipment and furniture of approximately $59,000 under leases that are classified as capital leases. Assets acquired under capital leases are amortized over the term of their useful lives or the lease period, whichever is shorter.

Stock-Based Compensation Related to Options

Stock-based compensation arises from the granting of stock options to employees, directors and non-employees. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and has adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). Options granted to non-employees are accounted for at fair value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services (“EITF 96-18”), and are periodically remeasured as they are earned.

Under the intrinsic value method, deferred stock-based compensation related to option grants to employees and directors represents the difference between the exercise price of an option and the fair value of the Company’s common stock on the date

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

of the grant. Given the absence of an active market for the Company’s common stock prior to the initial public offering in April 2004 (“the IPO”), the Company’s management was required to estimate the fair value of its common stock based on a variety of company and industry-specific factors for the purpose of measuring the cost of the transaction and properly reflecting it in the financial statements. Since the Company’s IPO, all stock option grants have been at the closing price for the stock on the Nasdaq Stock Market as of the date of grant. The Company amortizes the deferred stock-based compensation of employee options to expense using the graded-vesting method over the vesting periods of the applicable stock options, generally five years. The graded-vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method. Upon termination of employment, the difference between the expense recorded under the graded-vesting method and the expense that would have been recorded based upon the vesting of the related option is reversed.

Deferred stock-based compensation related to option grants to non-employees represents the fair value of the options on the grant date, using the Black-Scholes option pricing model. The assumptions used in these calculations are similar to those used for the SFAS 123 disclosures for options granted to employees, with the exception that, for non-employee options, the Company uses the remaining contractual term as the life of the option. Deferred compensation related to non-employee options is amortized to expense on the straight-line basis as the options vest. The remaining balance of deferred compensation related to unvested non-employee options is remeasured on a quarterly basis based on the then current stock price as reflected on the Nasdaq Stock Market.

The information set forth below regarding pro forma net loss prepared in accordance with SFAS 123 has been determined as if the Company had accounted for employee stock options under the fair value method proscribed by SFAS 123. The resulting effect on net loss pursuant to SFAS 123 is not likely to be representative of the effects in future years, due to inclusion in subsequent years of additional grants and years of vesting and the implementation of SFAS 123R, which is discussed below under the caption “Recently Issued Accounting Standards—Stock-based compensation.”

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

The following table summarizes the weighted-average assumptions and resultant fair value for options granted to employees.

	Year Ended December 31,
	2005	2004	2003
Weighted average assumptions for stock options granted:
Risk-free interest rate	4.15%	4.00%	4.00%
Expected term	8.4 years	10 years	10 years
Expected volatility of stock price	76.2%	50.3%	0%
Dividend rate	0%	0%	0%

Weighted average fair value of grants issued	$3.62	$6.73	$7.39

The Company’s assumptions used in prior periods are materially consistent with those used in 2003.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

As required under SFAS 123 as amended by SFAS 148, the following pro forma net loss presentation reflects the amortization of the fair value of the stock option grants as expense. For purposes of this disclosure, the fair value of the stock options is amortized to expense over the options’ vesting periods using the graded-vesting method.

				Period from inception (May 13, 1998) to December 31, 2005
(in thousands, except per share amounts)	Year Ended December 31,
	2005	2004	2003
Net loss—as reported	$(20,093)	$(15,535)	$(9,812)	$(73,565)
Add back: Amortization of deferred compensation related to employees	841	1,740	1,470	9,613
Deduct: Stock-based employee compensation expense determined under SFAS 123	(2,498)	(3,007)	(1,771)	(12,658)

Pro forma net loss	$(21,750)	$(16,802)	$(10,113)	$(76,610)

As reported net loss per share—basic and diluted	$(0.89)	$(0.84)	$(1.22)
Pro forma net loss per share—basic and diluted	$(0.96)	$(0.91)	$(1.25)

Recently Issued Accounting Standards

Stock-based compensation for employee options

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25, and generally would require, instead, that such transactions be accounted for using a fair-value based method. In accordance with SFAS 123R, companies will be required to recognize an expense for compensation cost related to share-based payment arrangements with employees, including stock options and employee stock purchase plans. SFAS 123R originally required adoption for interim or annual periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) issued a release that amends the compliance dates. Under the SEC’s new rule, the Company was required to apply Statement 123R as of January 1, 2006. Early adoption was permitted in periods in which financial statements had not yet been issued.

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

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

The Company has adopted SFAS 123R as of January 1, 2006 under the “modified prospective” method. Following is a brief synopsis of the implications of adoption of this statement on the Company’s accounting practices in regard to stock option grants to employees and directors:

•	Options granted prior to January 1, 2006:
•	For options granted prior to the IPO in 2004, the Company will continue to account for the portion of these grants that were unvested as of January 1, 2006 date under the provisions of APB 25, with pro forma disclosures under SFAS 123. This treatment is being followed because the Company had used the “minimum” value method for these options under SFAS 123 pro forma disclosure requirements.
•	For the options granted after the IPO, the Company will begin as of January 1, 2006 to record non-cash stock compensation expense in the financial statements in amounts that represent the remaining fair value of the unvested portion of these grants, utilizing the assumptions and fair value per share as of the original grant date that the Company has been using for SFAS 123 pro forma disclosure purposes.
•	For all options granted prior to January 1, 2006, the Company will continue to utilize the graded-vesting method for amortization of the relevant compensation amounts.
•	Since the Company has a limited employee base, it does not have sufficient historical information to determine a reasonable forfeiture rate for options that might not vest because of employee terminations. When an employee terminates, the Company will record a change in accounting estimate that represents the difference between the expense recorded under the graded-vesting method and the expense that would have been recorded based upon the rights to options that vested during the individual’s service as an employee.

•	Options granted on or after January 1, 2006:
•	Compensation expense will be recorded in the financial statements based on the fair value on the date of grant, in accordance with the provisions and guidelines of SFAS 123R and all relevant Interpretations and SEC Staff Accounting Bulletins.
•	The grant date fair value for all new grants will be amortized to expense using the straight-line method over the vesting period of the options.
•	Since the Company has a limited employee base, at this time it does not have sufficient historical information to determine a reasonable forfeiture rate for options that might not vest because of employee terminations. When an employee terminates, we will record a change in accounting estimate that represents the difference between the expense recorded under the straight-line method and the expense that would have been recorded based upon the rights to options that vested during the individual’s service as an employee.

The table below provides an estimate of the amounts that the Company will record as operating expense in its statement of operations for the year ending December 31, 2006, based on the unvested portion of options granted prior to January 1, 2006. There will be no impact on the Company’s financial condition or cash flow or as these charges are all non-cash amounts. It should be noted that the amounts actually recorded during 2006 may differ from the figures presented in this table due to the issuance of any new grants or employee terminations during 2006.

Operating Expense Category	Amount
(in thousands)
Research and development	$481
General and administrative	806

Total	$1,287

Accounting Changes

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

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

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

Impairment of Investments

In March 2004, the EITF reached a consensus on EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-01 provides guidance regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In September 2004, the EITF delayed the effective date for the measurement and recognition guidance; however the disclosure requirements remain effective for annual periods ending after June 15, 2004 (see Note 3). In November 2005, FASB issued Staff Position No. 115-1 (“FSP 115-1,”) which provides further guidance concerning the measurement, recognition, and expanded disclosure requirements of securities with unrealized losses as of the balance sheet date, FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The Company has complied with the disclosure requirements of EITF 03-01 in preparing our 2005 financial statements. The Company does not expect the application of FSP 115-1 to have a material effect on our financial condition or results of operations.

Reclassification

Certain data in the statements of cash flows for the years ended December 31, 2004 and 2003 and for the period from inception (May 13, 1998) to December 31, 2005 have been reclassified to conform to the current period presentation. The restatement does not result in a change in any of the subtotals or totals presented for any of the periods.

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

In October 1999, the Company exercised its option to acquire an exclusive license to patents covering the use of glucocorticoid receptors antagonists for the treatment of psychotic major depression, early dementia, and cocaine-induced psychosis, as specified in the license agreement. This license agreement expires upon the expiration of the related patents or upon notification by the Company to Stanford. In exchange for the license, the Company agreed to pay Stanford $47,000 and immediately issue 30,000 shares of the Company’s common stock to Stanford. The Company is further required to pay Stanford $50,000 per year as a nonrefundable royalty payment. The annual royalty payments are creditable against future royalties. The Company is also obligated to pay a $50,000 milestone upon filing of the first New Drug Application with the United States Food and Drug Administration (“FDA”) and a $200,000 milestone upon FDA approval of the related drug. The milestone payments are also creditable against future royalties. The Company has expensed the $47,000 payment made up front and the $50,000 annual nonrefundable royalty payments and value of the common stock issued to Stanford as research and development costs.

Manufacturing Agreement

In June 2000, the Company entered into a Memorandum of Understanding with a pharmaceutical manufacturer, ScinoPharm Taiwan, in which the manufacturer agreed to produce the active pharmaceutical ingredient (“API”) in CORLUX for the Company. In exchange, the Company agreed to share initial research and development costs related to the manufacturing process, which consisted of the acquisition of starting materials and equipment, as well as personnel costs, to complete the technology

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

transfer, process development, and scale-up studies. The Company recorded expense for these activities as incurred in the amount of approximately $340,000 in 2004. No such costs were incurred in either 2003 or 2005. Further, the Company has committed to purchase $1,000,000 per year of the API in CORLUX from the manufacturer following the receipt of marketing approval and initiation of sales of CORLUX.

Institute for the Study of Aging Note Payable

In January 2001, the Company issued a convertible note payable to the Institute for the Study of Aging whereby the Company received $462,929 to be used for specified research related to the treatment of Alzheimer’s disease. The note bore interest at a rate of 4.5% per year and was payable on demand beginning in January 2008, if not earlier converted. The principal and accrued interest was convertible at the election of the holder following the first to occur of the following events: (1) upon an initial public offering, the note converts into common stock at the offering price; (2) upon a merger or acquisition whereby the holders of the Company’s stock do not retain majority voting power, the note converts into preferred stock at the price paid per share in the most recent round of preferred stock financing; or (3) upon approval to market by the FDA of CORLUX for treatment of Alzheimer’s disease, the note converts into preferred stock at the price paid per share in the most recent round of preferred stock financing. On June 30, 2004 the principal and accrued interest aggregating $534,105 were converted into 44,508 shares of the Company’s common stock.

Argenta Discovery Limited

In January 2003, the Company entered into a contract research agreement with Argenta Discovery Limited (“Argenta”) in which Argenta agreed to conduct research toward identifying a novel small molecule glucocorticoid receptor antagonist for the treatment of psychotic major depression, Alzheimer’s disease, and other psychiatric and neurological disorders. The project was expected to last at least two years, during which time the Company would make payments to Argenta based upon agreed-upon FTE (full-time equivalent) rates. During 2004, the Company gave notice to Argenta of its intent to extend its agreement to March 31, 2005, at which time the work under this agreement was concluded. During the years ended December 31, 2004 and 2005, the Company recorded approximately $2.1 million and $525,000, respectively, as research and development expense related to this contract.

Under the agreement, the Company may be obligated to make milestone payments upon the occurrence of certain events, including: (i) patent filings in connection with the project; (ii) entries into Phase 1 clinical trials; and (iii) national regulatory approval of each product arising from work performed under the agreement, provided that sales of the product by the Company or any future licensees reach $5,000,000. These obligations remain in force after completion of the agreement.

Development Agreements

During 2004, the Company executed a number of agreements to conduct clinical trials and pre-clinical studies for further development of its lead product, CORLUX, targeted for the treatment of the psychotic features of psychotic major depression, or PMD. These agreements provide for termination by the Company upon thirty days’ written notice or less.

During 2005, the Company signed amendments to its master agreement with a contract research organization (“CRO”) to assist in the conduct of two clinical trials to be performed in Europe, to be conducted through the first half of 2007. One of these trials commenced in May and the other commenced in August 2005. The total contractual commitment for these trials, which is denominated primarily in Euros, is expected to be approximately $7.0 million in U.S. Dollars based on actual costs incurred to date and the remaining contractual commitments converted using the foreign exchange rate as of December 31, 2005. Approximately €3.8 million of the Euro-denominated commitments under these contracts had not been incurred as of December 31, 2005, which is equivalent to approximately $4.4 million based on the exchange rate at that date. The costs of these trials may vary depending upon the nature of the services being rendered, as well as the change in the foreign exchange rates at the time such payments become due. The timing of payments for these trials will depend upon various factors including the pace of site selection, patient enrollment and other trial activities. These trials are being conducted under the master agreement with this CRO that provides for termination by the Company with forty-five days’ notice.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

In April 2005, the Company signed an amendment to the master agreement with another one of its CROs for the conduct of an additional clinical trial evaluating the safety of retreating patients with CORLUX, to be performed in the United States, which commenced early in the second quarter of 2005. The total contractual commitment for this trial, to be conducted over a two-year period, is expected to be $1.7 million. The timing of payments for this trial will depend upon various factors including the pace of site selection, patient enrollment and other trial activities. This trial is being conducted under the master agreement with this CRO that provides for termination by the Company with thirty days’ notice.

In October 2005, the Company signed an agreement with Eli Lilly and Company (“Lilly”) in which Lilly has agreed to support the Company’s proof of concept clinical study evaluating the ability of CORLUX, a GR-II antagonist, to mitigate weight gain associated with the use of olanzapine. Under the agreement, Lilly will supply olanzapine and pay for the study. This study will be conducted in healthy male volunteers.

In November 2005, the Company signed an agreement for the performance of testing services in connection with a cardiac study to be performed in 2006. The total commitment under this agreement is approximately $1.8 million. This work is being conducted under the master agreement with the vendor that provides for termination by the Company with forty-five days’ notice. In January 2006, the Company entered into a separate agreement with a CRO to assist in the conduct of this study for a commitment of approximately $2.3 million. The master agreement with this CRO provides for termination by the Company with ninety days’ notice.

In December 2005, the Company signed an agreement with an academic research organization to assist in the conduct of a weight-gain mitigation study to be performed in 2006. The total commitment under this agreement is approximately $671,000. This agreement provides for termination by the Company at any time. The costs of this study will be reimbursed to the Company under a collaboration agreement with Lilly that was signed in October 2005.

Total commitments under the agreements signed in 2004 and 2005, which remain in operation as of December 31, 2005, are approximately $32 million. As of December 31, 2005, the total amount of commitments under these agreements that had not been expended or accrued as of that date was approximately $15.5 million, of which approximately $14.5 million is expected to be incurred during 2006, with the remainder being incurred in 2007.

See Note 12—Subsequent Events for the discussion of an additional development agreement signed in March 2006.

3.	Financial Instruments

The following is a summary of cash, cash equivalents, short-term and long-term investments as of December 31, 2005 and 2004:

(all amounts in thousands)

December 31, 2005	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash	$497	$—	$—	$497
Money market funds	1,672	—	—	1,672
Commercial paper	1,647	—	—	1,647
Corporate debt securities	11,160	—	(53)	11,107
United States government obligations	14,751	—	(55)	14,696

	$29,727	$—	$(108)	$29,619

Reported as:
Cash and cash equivalents	$3,816	$—	$—	$3,816
Short-term investments	25,372	—	(108)	25,264
Long-term investments	539	—	—	539

	$29,727	$—	$(108)	$29,619

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

December 31, 2004	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash	$259	$—	$—	$259
Money market funds	4,424	—	—	4,424
Commercial paper	3,856	—	(2)	3,854
Corporate debt securities	30,827	2	(52)	30,777
United States government obligations	7,583	—	(10)	7,573

	$46,949	$2	$(64)	$46,887

Reported as:
Cash and cash equivalents	$5,930	$—	$—	$5,930
Short-term investments	31,519	—	(48)	31,471
Long-term investments	9,500	2	(16)	9,486

	$46,949	$2	$(64)	$46,887

All short-term and long-term investments at December 31, 2005 have remaining maturities of less than two years, with an average maturity of less than one year.

4.	Property and Equipment

Property and equipment, including assets purchased under capitalized leases, consists of the following:

	December 31,
(in thousands)	2005	2004
Furniture and equipment	$106	$47
Software	7	7
Less: accumulated depreciation and amortization	(61)	(54)

	$52	$—

Furniture and equipment recorded under capital leases of approximately $59,000 was acquired during 2005. Amortization expense related to assets under capital lease was approximately $7,000 for the year ended December 31, 2005.

Depreciation expense on fixed assets acquired for cash was approximately $1,000 in 2004 and $23,000 in 2003, respectively, and $54,000 for the period from inception (May 13, 1998) to December 31, 2004, at which time they were fully depreciated.

5.	Lease Obligations

In May 2005, the Company entered into a lease agreement for office space at a cost of approximately $14,250 per month, which is subject to increases each January based on increases in the landlord’s operating expenses for the property. The lease has an initial term of 30 months, with a commencement date of July 1, 2005, and provides the Company with an option to extend for an additional year.

During 2005, the Company acquired office equipment and furniture of approximately $59,000 under leases that are classified as capital leases. The leases are payable over varying terms ranging from 39 to 60 months at regular monthly payments totaling approximately $1,400. The estimated principal portion of payments under these leases within the next year is classified as short-term, with the remaining balance classified as long-term.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

The following table provides a summary of the principal payment obligations under the capital leases and the minimum rental payments under the operating lease as of December 31, 2005.

Years Ending December 31,	Capital Leases	Operating Leases
(in thousands)
2006	$12	$171
2007	13	171
2008	13	—
2009	10	—
2010	6	—

Total obligation	54	$342

Less current portion	(12)

Long-term portion of obligation	$42

Rent expense amounted to approximately $205,000, $239,000, $225,000 and $1.0 million for the years ended December 31, 2003, 2004 and 2005, and the period from inception (May 13, 1998) to December 31, 2005, respectively.

6.	Related Party Transactions

The Company obtains legal services from a stockholder that is also an affiliate of a person who served as a member of the Company’s board of directors until January 2004. Legal expenses incurred with this stockholder through that date were approximately $100,000 for the year ended December 31, 2003 and $1.5 million for the period from inception (May 13, 1998) to December 31, 2003, respectively.

Until June 2005, the Company also leased office space from this stockholder. Rent amounts paid to this stockholder amounted to approximately $205,000 and $583,000 for the year ended December 31, 2003 and the period from inception (May 13, 1998) to December 31, 2003, respectively.

7.	Preferred Stock and Stockholders’ Equity

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

The following table summarized the information regarding the Company’s convertible preferred stock at December 31, 2003. There was no preferred stock outstanding at December 31, 2004 or 2005.

(in thousands, except per share amounts)	Designated Shares	Shares Issued and Outstanding	Per Share Liquidation Preference	Aggregate Liquidation Preference
Series A convertible preferred stock	610	608	$1.08	$656
Series B convertible preferred stock	415	412	$3.00	1,235
Series BB convertible preferred stock	268	268	$4.033	1,081
Series C convertible preferred stock	5,507	5,481	$7.066	38,730

Balance at December 31, 2003	6,800	6,769		$41,702

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

The holders of each share of preferred stock were entitled to one vote for each share of common stock into which such share is convertible. Each share of preferred stock was convertible into common stock at the option of the holder. In April 2004, the Convertible Preferred Stock that had been outstanding prior to the IPO was converted into shares of Common Stock, as discussed below. Each share of Series A and B convertible preferred stock was converted into three shares of common stock, and each share of Series BB and C convertible preferred stock was converted into one share of common stock.

Each holder of preferred stock was entitled to receive, prior and in preference to any distribution of the assets or surplus funds of the Company to the holders of common stock, the amount of the liquidation preference of each share plus an amount equal to all declared but unpaid dividends on such shares. The definition of a liquidation event included a change in control. As the liquidation event was outside of the control of the Company, all shares of convertible preferred stock were presented outside of permanent equity in accordance with EITF Topic D-98, “Classification and Measurement of Redeemable Securities.”

No dividends have been declared or paid by the Company.

With the closing of the IPO, the board of directors is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue up to an aggregate of 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences. The rights of the holders of common stock will be subject to the rights of holders of any preferred stock that may be issued in the future. As of December 31, 2004 and 2005, the Company has no outstanding shares of preferred stock.

Common Stock

Upon completion of the IPO in April 2004, the Company’s authorized capital stock, after giving effect to an amendment and restatement of the Company’s certificate of incorporation in connection with the Company’s IPO, consists of 140,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

In June 1999, the Company issued 1,770,939 shares of common stock at fair value to a director for cash proceeds of $64,934. The Company had the right to repurchase a portion of the common stock shares upon termination of services at the original exercise price, which right lapsed in 2004 with the completion of the service requirement.

In April 2001, the Company issued 50,000 shares of common stock at a price below fair value to a scientific advisor for cash proceeds of $5,000. The Company has the right to repurchase a portion of the common stock shares upon termination of services at the original exercise price. The Company recorded research and development expense of $68,000 per year in each of the years ended December 31, 2003, 2004, 2005 and $317,000 for the period from inception (May 13, 1998) to December 31, 2005, respectively, for the difference between the fair value and price paid by the advisor related to the portion of the shares for which the Company’s right of repurchase lapsed in each period. As of December 31, 2005, the Company had the right to repurchase 3,332 shares, which will expire in April 2006.

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

At December 31, 2004 and 2005, approximately 127,000 and 55,000 common stock shares issued were subject to repurchase, respectively, with repurchase prices ranging from $0.10 to $0.75 per share

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

Shares of common stock reserved for future issuance as of December 31, 2005 are as follows:

Common stock:	(in thousands)
Exercise of outstanding options	1,335
Shares available for grant under stock option plans	2,770

4,105

See discussion below under, “Stock Option Plans” below regarding automatic annual increase in shares available for grant.

Stock Option Plans

In October 2000, the Company adopted the 2000 Stock Option Plan (the “2000 Plan”), which provides for the issuance of option grants for up to 1,000,000 shares of the Company’s common stock to eligible participants. Under the 2000 Plan, options to purchase common stock may be granted at no less than 100% of fair value on the date of grant for incentive stock options and 85% of fair value on the date of grant for nonqualified options, as determined by the board of directors. Options become exercisable at such times and under such conditions as determined by the board of directors. The 2000 Plan provides for grants of immediately exercisable options; however, the Company has the right to repurchase any common stock upon termination of employment or services at the original exercise price where the right of repurchase has not lapsed. Shares repurchased by the Company prior to March 2004 returned to the option pool. Options generally vest over a four- or five-year period and have a maximum term of ten years. Incentive stock options generally vest at a rate of 20% at the end of the first year of vesting, with the remaining balance vesting ratably on a monthly basis over the remaining four years. In May 2001, the Company increased the number of shares of common stock authorized for issuance under the 2000 Plan by 1,000,000 shares, to a total of 2,000,000 shares.

In March 2004, the Company’s board of directors and stockholders approved the 2004 Equity Incentive Plan (the “2004 Plan”), which became effective upon the completion of the IPO. The Company has reserved a total of 3,000,000 shares of its common stock for issuance under the 2004 Equity Incentive Plan. No additional options will be issued under the 2000 Plan. Under the 2004 Plan, options, stock purchase and stock appreciation rights and restricted stock awards can be issued to employees, officers, directors and consultants of the Company. The 2004 Plan provides that the exercise price for incentive stock options will be no less than 100% of the fair value of the Company’s common stock, as of the date of grant. Generally, options granted under the 2004 Plan vest over either a four or five year period with 20 or 25% of the underlying shares of common stock on the first anniversary of the date of grant and the remainder vesting in subsequent equal monthly installments through the remaining vesting period of the grant.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

The following table summarizes all stock plan activity:

	Stock Options
(in thousands, except per share data)	Shares Available	Options Outstanding	Price Per Share	Weighted- Average Exercise Price
Balance at December 31, 2002	1,146	264	$0.10 - 7.00	$4.24
Shares granted	(208)	208	$ 7.00	$7.00
Shares exercised	—	(1)	$ 0.75	$0.75
Shares forfeited	1	(1)	$ 0.75	$0.75

Balance at December 31, 2003	939	470	$ 0.10 - 7.00	$5.46
Cancellation of remaining shares authorized under 2000 Plan	(666)	—	—	—
Shares authorized under 2004 Plan adoption	3,000	—	—	—
Shares granted
—2000 Plan	(273)	273	$7.00 - 15.00	$9.02
—2004 Plan	(436)	436	$4.90 - 12.00	$6.82
Shares exercised	—	(7)	$ 0.10	$0.10
Shares cancelled and forfeited under 2000 Plan	—	(31)	$ 0.10 -7.00	$6.37

Balance at December 31, 2004	2,564	1,141	$ 0.10 - 15.00	$6.84
Increase in shares authorized under 2004 Plan	454	—	—	—
Shares granted	(257)	257	$ 4.00 - 5.70	$4.71
Shares exercised	—	(9)	$ 0.10	$0.10
Shares issued for services	(1)	—	$ 3.94 - 6.15	$4.87
Shares cancelled and forfeited under 2004 Plan	10	(10)	$4.90 - 10.06	$5.78
Shares cancelled and forfeited under 2000 Plan	—	(44)	$7.00 - 14.50	$9.28

Balance at December 31, 2005	2,770	1,335	$0.10 - 5.00	$6.41

The 2004 Plan provides that the share reserve will be cumulatively increased on January 1 of each year, beginning January 1, 2005 and for nine years thereafter, by a number of shares that is equal to the least of (a) 2% of the number of the Company’s shares issued and outstanding at the preceding December 31, (b) 1,000,000 shares and (c) a number of shares set by the board. On February 10, 2005, the board approved an increase in the shares available for grant under the 2004 Plan by 453,876 shares, which represents 2% of the common shares outstanding at December 31, 2004.

The following is a summary of options outstanding and options exercisable at December 31, 2005.

	Options Outstanding			Options Exercisable
(in thousands, except per share data)	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 0.10 - $ 0.75	91	5.40	$0.53	82	$0.50
$ 4.00 - $ 7.73	1,100	6.14	$6.14	336	$6.74
$ 10.06 - $ 15.00	144	8.34	$12.17	51	$12.48

	1,335	6.32	$6.41	469	$6.28

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

Stock-Based Compensation

As discussed in Note 1, the Company applies APB 25 and related interpretations in accounting for the 2000 Plan and the 2004 Plan. For the period from inception (May 13, 1998) to December 31, 2005, the Company recorded $10.3 million in deferred compensation for employee stock options to purchase common stock granted at exercise prices deemed to be below the fair value of common stock. Compensation expense of approximately $86,000, $1.5 million, $591,000 and $7.7 million was recognized for employee options using the graded-vesting method during the years ended December 31, 2003, 2004, and 2005 and for the period from inception (May 13, 1998) to December 31, 2005, respectively, net of reversals.

In 2003, the Company reversed $1.6 million from deferred compensation related to outstanding options forfeited by employees and a director who were terminated or reduced their level of service to the Company during 2003, as the terminated employees and director had not vested in the underlying shares. In addition, the difference between the expense recorded under the graded-vesting method and the expense that would have been recorded based upon the vesting of the related option of $1.4 million was reversed in 2003 upon these events. In 2004, the Company reversed approximately $118,000 from deferred compensation related to employees who terminated during 2004, of unvested shares. In addition, the difference between the expense recorded under the graded-vesting method and the expense that would have been recorded based upon the vesting of the related option of approximately $10,000 was also reversed in 2004 upon the termination of these employees.

In addition, during 2004 and 2005, upon the change in status of employees who worked in a development function to consultants, the Company recorded a reversal of approximately $234,000 and $250,000, respectively, of previously reported stock-based compensation expense, which represents the difference between the expense recorded under the graded-vesting method and the expense that would have been recorded based upon the rights to options that vested during the service of these individuals as employees. Certain of the options previously granted to these individuals will continue to vest as the individuals provide consulting services to the Company. The fair value of options to be vested and earned after the employees’ change in status will be charged to expense as such options are earned over the remaining vesting periods using the straight-line method, as discussed below.

The Company amortizes the deferred stock-based compensation of employee options to compensation expense based on the graded-vesting method over the vesting periods of the applicable stock options, generally five years. The graded-vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method.

See discussion in Note 1 – Summary of Significant Accounting Policies, Stock-Based Compensation, for a discussion of the implications of adoption of SFAS 123R effective January 1, 2006 on accounting for stock options to employees.

Stock Options to Consultants

As of December 31, 2003, the Company had granted options to purchase 355,500 shares of common stock to consultants, 300,000 of which were exercised, none of which were subject to repurchase, and 27,843 of which were unvested. These options were granted in exchange for consulting services to be rendered and vest over periods of three to five years.

During 2004, the Company did not grant any new options to consultants, however, options for 7,177 shares were exercised and options for 2,823 shares were cancelled, with respect to the termination of the services of a consultant. During that year, one consultant converted to employment status with options for 2,167 remaining unvested as of the date of conversion. In addition, as discussed above, one employee converted to consultant status during 2004. This employee had previously exercised options and owned 23,333 shares as of the date of conversion that were subject to the Company’s rights to repurchase. The employee that converted to consultant status during 2005 had unvested options for 16,771 shares as of the date of change in status that are continuing to vest as consulting services are performed.

During 2005, the Company issued 519 shares of common stock to a consultant in partial payment for services at an average cost of $4.87 per share. The consultant has agreed to take 50% of his fee in the form of stock compensation. The amount of the fee to be paid in stock is based on the consultant’s standard billing rates for the hours of service provided. The number of shares

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

to be provided is calculated based on the closing price of the Company’s common stock as of the end of the month during which the service is provided.

As of December 31, 2005, options held by consultants to purchase 14,910 shares were unvested and 8,333 shares held by a consultant were subject to the Company’s right to repurchase.

The Company recorded charges to operations for stock options granted to consultants using the straight-line vesting method of approximately $89,000, $113,000, $107,000 and $810,000 for the years ended December 31, 2003, 2004 and 2005 and the period from inception (May 13, 1998) to December 31, 2005, respectively. The straight-line method is commensurate with the services being provided by such consultants.

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

As of December 31, 2005, the amounts outstanding under these notes included principal in the amount of $168,087 and interest in the amount of $38,043.

8.	Net Loss Per Share

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

Basic and diluted net loss per share has been computed as follows:

	Year ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)
Net loss applicable to common stockholders (numerator)	$(20,093)	$(15,535)	$(9,812)

Shares used in computing historical basic and diluted net loss per share applicable to common stockholders (denominator)
Weighted-average common shares outstanding	22,699	18,703	9,377
Less weighted-average shares subject to repurchase	(91)	(263)	(1,308)

Denominator for basic and diluted net loss per share	22,608	18,440	8,069

Basic and diluted net loss per share applicable to common stockholders	$(0.89)	$(0.84)	$(1.22)

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

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

The Company has excluded the impact of common stock equivalents from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented. For the year ended December 31, 2004, the Company excluded approximately 2.6 million shares that represent the impact of all convertible preferred stock from January 1, 2004 through the conversion of these shares into common stock on April 19, 2004, the effective date of the IPO. In addition, for all periods presented, the Company excluded additional shares that might have been issued under stock option grants.

The following table presents information on securities outstanding as of the end of each period that could potentially dilute the per share data in the future.

	December 31,
	2005	2004
	(in thousands)
Shares subject to repurchase	55	127
Stock options outstanding	1,335	1,141

Total	1,390	1,268

9.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2005	2004
	(in thousands)
Deferred tax assets:
Federal and state net operating losses	$11,046	$8,067
Capitalized research and patent costs	14,708	9,870
Stock-based compensation costs	773	741
Research credits	792	509
Other, net	—	57

Total deferred tax assets	27,319	19,244
Valuation allowance	(27,319)	(19,244)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $8.1 million, $6.3 million and $4.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

As of December 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $27.9 million, which expire in the years 2019 through 2025. The Company also has California net operating loss carryforwards of approximately $26.7 million, which expire in the years 2009 through 2015. The Company also has federal and California research and development tax credits of approximately $435,000 and $540,000, respectively. The federal research credits will expire in the years 2019 through 2024 and the California research credits have no expiration date.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

A reconciliation from the statutory federal income tax rate to the effective rate is as follows:

	Year ended December 31,
	2005	2004
U.S. federal taxes (benefit) at statutory rate	$(6,832)	$(5,282)
State Tax	—	—
Unutilized (utilized) net operating loss	6,649	4,680
Non-deductible stock based compensation	175	570
Other	8	32

Total	$—	$—

10.	Commitments

During 2004 and 2005, the Company executed a number of agreements to conduct clinical trials and pre-clinical studies for further development of its lead product, CORLUX, targeted for the treatment of PMD. See the discussion in Note 2 – Significant Agreements – Development Agreements for further discussion regarding these agreements.

In early 2006, the Company signed agreements for the conduct of additional trials. See discussion in Note 12 – Subsequent Events.

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

11.	Quarterly Financial Data (Unaudited)

The following table is in thousands, except per share amounts:

Quarter Ended	March 31	June 30	September 30	December 31
2005
Net loss	$(5,512)	$(4,111)	$(5,223)	$(5,247)
Basic and diluted net loss per share	$(0.24)	$(0.18)	$(0.23)	$(0.23)
2004 (1)
Net loss	$(2,551)	$(3,584)	$(4,089)	$(5,311)
Basic and diluted net loss per share	$(0.29)	$(0.18)	$(0.18)	$(0.24)

(1)	In April 2004, in connection with the IPO, the Company sold 4.5 million shares of common stock and the Company’s convertible preferred stock was converted into 8.9 million shares of common stock.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

12.	Subsequent Events

As discussed in Note 2 – Development Agreements – the Company signed an additional agreement with a CRO for the cardiac study in January 2006.

On March 2, 2006, the board of directors approved an increase in the shares available for grant under the 2004 Equity Incentive Plan by 454,073 shares, which represents 2% of the common shares outstanding at December 31, 2005.

On March 10, 2006, the Company signed an amendment to our agreement with the CRO that assists us in the conduct of European clinical trial activities to add five European sites to our U.S.-based Phase 3 trials. The preparatory work for this effort had begun in late 2005 under a letter of intent with the CRO. The total commitment under this amendment is approximately 818,000 Euros, approximately $975,000 based on the conversion rate at the time of signing, of which approximately $65,000 had been committed previously under the letter of intent. In addition, approximately $495,000 of this commitment relates to per patient costs that will replace the commitments related to these costs with the CROs that are enrolling patients at the sites in the United States. The net amount of the incremental commitment related to this amendment is approximately $415,000 in excess of the amount of clinical trial commitments as of December 31, 2005.

Exhibit Index

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(1)	Specimen Common Stock Certificate

4.2(1)	Amended and Restated Information and Registration Rights Agreement by and among Corcept Therapeutics Incorporated and certain holders of preferred stock, dated as of May 8, 2001

4.3(1)	Amendment No. 1 to Amended and Restated Information and Registration Rights Agreement by and among Corcept Therapeutics Incorporated and certain holders of preferred stock, dated as of March 16, 2004

10.1*(1)	2000 Stock Option Plan

10.2*(1)	Employment offer letter to Robert L. Roe, M.D., dated October 18, 2001

10.3*(1)	Employment offer letter to Fred Kurland, dated February 3, 2004

10.4*(1)	Promissory Note and Pledge Agreement by and between Corcept Therapeutics Incorporated and Robert L. Roe, M.D., dated as of October 22, 2001

10.5(1)	Form of Indemnification Agreement

10.6#(1)	License Agreement by and between The Board of Trustees of the Leland Stanford Junior University and Corcept Therapeutics Incorporated, dated as of July 1, 1999

10.7(1)	Research Agreement/cGMP Manufacturing, by and between Corcept Therapeutics Incorporated and KP Pharmaceutical Technology, Inc., dated as of February 12, 2002

10.8(1)	Master Clinical Development Agreement by and between Corcept Therapeutics Incorporated and Scirex Corporation, dated as of July 12, 2001

10.9#(1)	Memorandum of Understanding, Supply and Services Agreement, by and between Corcept Therapeutics Incorporated and ScinoPharm Taiwan, dated as of June 12, 2000

10.10(1)*	Consulting, Confidential Information and Inventions Agreement by and between Corcept Therapeutics Incorporated and Alan Schatzberg M.D., dated as of May 31, 1999

10.11(1)*	2004 Equity Incentive Plan

10.12(1)	Master Services Agreement by and between Corcept Therapeutics Incorporated and PPD Development, LP, dated as of January 17, 2003

10.13(2)	Master Services Agreement by and between Corcept Therapeutics Incorporated and i3 Research, a division of Ingenix Pharmaceuticals Services (UK) Limited, dated as of November 2, 2004

10.14(3)	Office Lease Agreement by and between Corcept Therapeutics, Inc., and Exponent Realty, LLC, dated May 23, 2005

14.1(1)	Code of Ethics

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (See page 41)

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Fred Kurland.

Exhibit Number	Description of Document

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Fred Kurland.

#	Confidential treatment granted
*	Management compensatory plan
(1)	Incorporated by reference to the Registrant’s Registration Statement on From S-1 (Registration No. 333-112676) initially filed by the registrant with the SEC on February 10, 2004.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed by the registrant with the SEC on March 29, 2005.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed by the registrant with the SEC on August 11, 2005.