Form 10-Q
period 2006-03-31
CORCEPT THERAPEUTICS INC
filed 2006-05-15
CIK 1088856

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On May 8, 2006 there were 22,726,659 shares of common stock outstanding at a par value $.001 per share.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2006	December 31, 2005
	(Unaudited)	(See Note 1)
Assets

Current assets:
Cash and cash equivalents	$2,132	$3,816
Short-term investments	21,808	25,264
Prepaid expenses and other current assets	1,550	425

Total current assets	25,490	29,505

Long-term investments	—	539
Property and equipment, net of accumulated depreciation	49	52
Other assets	63	60

Total assets	$25,602	$30,156

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$1,231	$549
Accrued clinical expenses	3,584	2,521
Accrued compensation	156	144
Obligations under capital lease, short-term	12	12
Other accrued liabilities	212	295

Total current liabilities	5,195	3,521

Obligations under capital lease, long-term	39	42

Total liabilities	5,234	3,563

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	23	23
Additional paid-in capital	101,361	101,014
Notes receivable from stockholders	(168)	(168)
Deferred compensation	(477)	(603)
Deficit accumulated during the development stage	(80,295)	(73,565)
Accumulated other comprehensive loss	(76)	(108)

Total stockholders’ equity	20,368	26,593

Total liabilities and stockholders’ equity	$25,602	$30,156

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

			Period from inception (May 13, 1998) to March 31, 2006
	Three Months Ended March 31,
	2006	2005
Collaboration revenue	$121	$—	$121

Operating expenses:
Research and development*	5,784	4,714	62,746
General and administrative*	1,316	1,073	20,548

Total operating expenses	7,100	5,787	83,294

Loss from operations	(6,979)	(5,787)	(83,173)

Interest and other income, net	252	283	3,126

Other expense	(3)	(8)	(248)

Net loss	$(6,730)	$(5,512)	$(80,295)

Basic and diluted net loss per share	$(0.30)	$(0.24)

Shares used in computing basic and diluted net loss per share	22,658	22,576

* Includes non-cash stock-based compensation consisting of the following:
Research and development	$193	$74	$4,189
General and administrative	280	253	5,071

Total non-cash stock-based compensation	$473	$327	$9,260

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

			Period from inception (May 13, 1998) to March 31, 2006

	Three Months Ended March 31,
	2006	2005
Operating activities
Net loss	$(6,730)	$(5,512)	$(80,295)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization of property and equipment	3	—	64
Expense related to stock options, net of reversals	452	306	8,909
Expense related to stock issued for services or in conjunction with license agreement	4	3	67
Expense related to stock issued below fair value	17	17	516
Interest accrued on convertible promissory note	—	—	104
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,125)	41	(1,550)
Other assets	(3)	(4)	(63)
Accounts payable	682	(265)	1,231
Accrued clinical	1,063	(60)	3,584
Other liabilities	(75)	(241)	368

Net cash used in operating activities	(5,712)	(5,715)	(67,065)

Investing activities
Purchases of property and equipment	—	—	(54)
Purchases of short-term and long-term investments	(1,299)	(9,499)	(108,330)
Maturities of short-term and long-term investments	5,326	12,785	86,447

Net cash provided by (used in) investing activities	4,027	3,286	(21,937)

Financing activities
Proceeds from issuance of common stock, net of cash paid for issuance costs	4	—	49,105
Proceeds from issuance of convertible preferred stock, net of cash paid for issuance costs	—	—	40,378
Proceeds from issuance of convertible notes	—	—	1,543
Proceeds from repayment of stockholder notes	—	—	116
Principal payments of obligations under capital leases	(3)	—	(8)

Net cash provided by financing activities	1	—	91,134

Net (decrease) increase in cash and cash equivalents	(1,684)	(2,429)	2,132
Cash and cash equivalents, at beginning of period	3,816	5,930	—

Cash and cash equivalents, at end of period	$2,132	$3,501	$2,132

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

The accompanying unaudited balance sheet as of March 31, 2006 and statements of operations for the three-month periods ended March 31, 2006 and 2005 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2005 included in the Company’s Form 10-K. The accompanying balance sheet as of December 31, 2005 has been derived from audited financial statements at that date.

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

Any changes in estimates are recorded in the period of the change.

Revenue Recognition

Collaboration revenue relates to services rendered in connection with an agreement signed in October 2005 with Eli Lilly and Company (“Lilly”) in which Lilly has agreed to support the Company’s proof-of-concept clinical study evaluating the ability of CORLUX, a GR-II antagonist, to mitigate weight gain associated with the use of olanzapine. Under the agreement, Lilly will supply olanzapine and pay for the study. The Company is required to perform development activities as specified in this agreement and is reimbursed based on the costs associated with the conduct of the trial and the preparation and packaging of clinical trial materials. Revenue is recognized as services are rendered in accordance with the agreement. The cost of providing these research services approximates the revenue recognized.

Research and Development

Research and development expenses consist of costs incurred for Company-sponsored research and development activities. These costs include direct expenses (including nonrefundable payments to third parties) and research-related overhead expenses, as well as the cost of funding clinical trials, pre-clinical studies, manufacturing development and the contract development of second-generation compounds, and are expensed as incurred. Costs to acquire technologies and materials that are utilized in research and development and that have no alternative future use are expensed when incurred.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

Recently Issued Accounting Standards

Stock-based compensation for employee options.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R generally eliminates the ability to account for share-based compensation transactions using APB 25, and requires, instead, that such transactions be accounted for using a fair-value based method. In accordance with SFAS 123R, companies are now required to recognize an expense for compensation cost related to share-based payment arrangements with employees and directors, including stock options and employee stock purchase plans.

The Company adopted SFAS 123R as of January 1, 2006 under the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payments granted or modified after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123R that remain unvested on the effective date. See Note 2 for a discussion of the Company’s stock option plans and the impact of the Company’s results from operations due to the implementation of SFAS 123R.

Accounting Changes

In May 2005, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, (“FAS 154”). FAS 154 requires retrospective application to prior periods’ financial statements for any change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. The statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The statement carries forward without change the guidance contained in Accounting Principles Board Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The Company was required to adopt FAS 154 for any accounting changes or corrections of errors on or after January 1, 2006. The adoption of FAS 154 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Impairment of Investments

In March 2004, the EITF reached a consensus on EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-01 provides guidance regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In September 2004, the EITF delayed the effective date for the measurement and recognition guidance; however the disclosure requirements remain effective for annual periods ending after June 15, 2004 (see Note 3). In November 2005, FASB issued Staff Position No. 115-1 (“FSP 115-1,”) which provides further guidance concerning the measurement, recognition, and expanded disclosure requirements of securities with unrealized losses as of the balance sheet date, FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The Company has complied with the disclosure requirements of EITF 03-01 in preparing our 2005 financial statements. The adoption of FSP 115-1 has not had a material effect on the Company’s financial condition or results of operations.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

2. Stock Option Plans

Stock Option Plans

Under the 2004 Equity Incentive Plan (the “2004 Plan”) options, stock purchase and stock appreciation rights and restricted stock awards can be issued to employees, officers, directors and consultants of the Company. The 2004 Plan provides that the exercise price for incentive stock options will be no less than 100% of the fair value of the Company’s common stock, as of the date of grant. Generally, options granted under the 2004 Plan have a ten year contractual life and vest over either a four or five year period with 20 or 25% of the underlying shares of common stock vesting on the first anniversary of the date of grant and the remainder vesting in subsequent equal monthly installments through the remaining vesting period of the grant. The vesting period is approximately equivalent to the requisite service period. Upon exercise, new shares are issued. Prior to our initial public offering in 2004, options were granted to employees, directors and non-employees under the 2000 Stock Option Plan (the “2000 Plan”). Although options are no longer granted under the 2000 Plan, there are still options outstanding under that plan.

On March 2, 2006, the board of directors approved an increase in the shares available for grant under the 2004 Equity Incentive Plan by 454,073 shares, which represents 2% of the common shares outstanding at December 31, 2005.

In March 2006, options were exercised to purchase 5,652 shares of common stock for aggregate exercise proceeds of $3,815.

Stock-based compensation for employee options.

From inception in May 1998 through December 31, 2005, the Company accounted for stock-based compensation for options granted to employees and directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and adopted the disclosure-only alternative of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”).

As discussed above, the Company adopted SFAS 123R as of January 1, 2006. Following is a brief synopsis of the implications of adoption of this statement on the Company’s accounting practices in regard to stock option grants to employees and directors:

•	Options granted prior to January 1, 2006:

•	For options granted prior to the IPO in 2004, the Company is continuing to account for the portion of these grants that were non-vested as of January 1, 2006 under the provisions of APB 25, with pro forma disclosures under SFAS 123. This treatment is being followed because the Company had used the “minimum” value method for these options under SFAS 123 pro forma disclosure requirements.

•	For the options granted after the IPO, the Company began, as of January 1, 2006, to record non-cash stock compensation expense in the financial statements in amounts that represent the remaining fair value of the non-vested portion of these grants, utilizing the assumptions and fair value per share information as of the original grant date that the Company has been using for SFAS 123 pro forma disclosure purposes.

•	For all options granted prior to January 1, 2006, the Company is continuing to utilize the graded-vesting attribution method for amortization of the relevant compensation amounts.

•	Since the Company has a limited employee base, it does not have sufficient historical information to determine a reasonable forfeiture rate for options that might not vest because of employee terminations. When an employee terminates, the Company will record a change in accounting estimate that represents the difference between the expense recorded under the graded-vesting method and the expense that would have been recorded based upon the rights to options that vested during the individual’s service as an employee.

•	Options granted or modified on or after January 1, 2006:

•	Compensation expense is being recorded in the financial statements based on the fair value on the date of grant, in accordance with the provisions and guidelines of SFAS 123R and all relevant Interpretations and SEC Staff Accounting Bulletins.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

•	The grant date fair value for all new grants is being amortized to expense using the straight-line attribution method over the vesting period of the options.

•	Since the Company has a limited employee base, at this time it does not have sufficient historical information to determine a reasonable forfeiture rate for options that might not vest because of employee terminations. When an employee terminates, we will record a change in accounting estimate that represents the difference between the expense recorded under the straight-line method and the expense that would have been recorded based upon the rights to options that vested during the individual’s service as an employee.

The following table indicates the impact of implementation of SFAS 123R regarding employee options on our statement of operations.

	Three months ended March 31, 2006
Operating Expense Category (amounts in thousands)	Research and development	General and administrative	Total
Expense under provisions of APB 25	$—	$126	$126
Incremental expense	154	146	300

Expense under provisions of SFAS123R	$154	$272	$426

The incremental expense of accounting for stock options to employees and directors under the provisions of SFAS123R represented $0.01 per share for the quarter ended March 31, 2006. There were no retroactive or non-recurring charges and there was no impact on our statement of financial condition or cash flows as a result of the implementation.

The following table presents the pro forma net loss information required under SFAS 123, as amended by SFAS 148. In the pro forma calculation, amortization related to options to employees and directors that was accounted for under the intrinsic value method prescribed by APB 25 is added back to income and replaced with the expense that would have been reflected in the statements of operations in the respective periods as if the Company had accounted for these options under the fair value method prescribed by SFAS 123. For purposes of this disclosure, the fair value of the stock options is amortized to expense over the vesting periods of the options using the graded-vesting method. The resulting effects on net loss pursuant to SFAS 123 related to these options are not likely to be representative of the effects in future periods or years, due to the decelerating scale of expense recognition under the graded vesting method or the effect of any terminations.

As noted above, the Company estimated the fair value of these options at the date of grant in accordance with SFAS 123, which allows non-public companies to use the minimum value option pricing model and requires the use of a model such as the Black-Scholes option pricing model for options granted by public companies. The Company has estimated the fair value of options granted prior to February 10, 2004, the date of filing of the Form S-1, using the minimum value option pricing model and has used the Black-Scholes option pricing model for determining the fair value of options granted on or after that date.

(in Thousands, except per share data)	Three Months Ended March 31,
	2006	2005
Net loss—as reported	$(6,730)	$(5,512)
Adjustments to net loss related to stock awards to employees and directors accounted for under the intrinsic value method:
Add back amortization of deferred compensation	126	286
Deduct stock-based employee compensation expense determined under SFAS 123	(164)	(749)

Pro forma net loss	$(6,768)	$(5,975)

Net loss per share
As reported — basic and diluted	$(0.30)	$(0.24)
Pro forma — basic and diluted	$(0.30)	$(0.26)

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

The following table summarizes the weighted-average assumptions and resultant fair value for options granted to employees and directors during the first quarter of 2005 and 2006.

	Three Months Ended March 31,
	2006	2005
Weighted average assumptions for stock options granted:
Risk-free rates	4.67%	4.08%
Expected term	6.1 years	10 years
Expected volatility of stock price	82.6%	70%
Dividend rate	0%	0%

Weighted average fair value of grants issued	$3.63	$4.82

The expected term for options granted during the quarter ended March 31, 2006 is based on the “simple” method prescribed by the SEC in Staff Accounting Bulletin 107, and considers the weighted average of the vesting period and contractual life of the options. For options granted during the quarter ended March 31, 2005 the expected term was based on the contractual life of the options. There has been no adjustment made to the expected term to adjust for employees’ expected exercise and expected post-vesting termination behavior because the Company has a limited employee base and does not have sufficient historical information to determine such an adjustment.

The expected volatility of the Company’s stock used in determining the fair value of option grants is based on a weighted-average combination of the volatility of the Company’s own stock price and that of a group of peer companies since the Company does not have sufficient historical data from which to base an appropriate valuation assumption.

Non-employees

Options granted to non-employees are accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services (“EITF 96-18”), and are periodically remeasured as they are earned. Expense related to options and other stock compensation issued to non-employees was approximately $47,000 and $40,000 for the three-month periods ended March 31, 2006 and 2005, respectively.

Option activity during quarter

The following is a summary of option activity for the first quarter of 2006 (shares and intrinsic value data are in thousands)

	Share Data		Weighted- Average
	Shares Available	Options Outstanding	Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2005	2,770	1,335	$6.41	8.1	$1,744
Increase in shares authorized under 2004 Plan	454	—	—
Shares granted	(148)	148	$4.95
Shares exercised	—	(6)	$0.67		$73
Shares issued for services	(1)	—	$4.71
Shares cancelled and forfeited under 2004 Plan	1	(1)	$10.06
Shares cancelled and forfeited under 2000 Plan	—	(6)	$14.50

Balance at March 31, 2006	3,076	1,470	$6.24	8.1	$1,671

Options exercisable and expected to become exercisable at March 31, 2006		1,470	$6.24	8.1	$1,671
Options exercisable at March 31, 2006		540	$6.21	7.2	$1,287

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

The following table presents the total fair value of options to employees that vested during the first quarter of 2006 and 2005. All amounts are in thousands.

	Three Months Ended March 31,
	2006	2005
Pre-IPO options, using minimum value method	$352	$696
Options granted after IPO through 2005, using fair value under SFAS 123	267	137

Total	$619	$833

Since all of the grants issued since the implementation of SFAS 123R have an initial vesting cliff on the first anniversary of the grant date, none of these shares have been vested as of March 31, 2006.

As of March 31, 2006, the Company had the following amounts of unrecognized compensation expense for employee options outstanding as of that date.

	Amount	Weighted-average period
	(in thousands)	(in years)
Remaining deferred compensation related to options granted prior to the IPO, to be expensed under the provisions of APB 25	$477	2.7
Remaining fair value to be expensed
Options granted after IPO through 2005, using fair value under SFAS 123	1,510	3.6
Options granted during the first quarter of 2006, using fair value under SFAS 123R	535	3.9

Total	$2,522

The following is a summary of options outstanding and options exercisable at March 31, 2006.

	Options Outstanding			Options Exercisable
(in thousands, except per share data)	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.10 - $ 0.75	86	5.1	$0.52	79	$0.50
$4.00 -$ 7.73	1,248	8.3	$6.00	410	$6.57
$10.06 - $ 15.00	136	8.1	$12.07	51	$12.18

	1,470	8.1	$6.24	540	$6.21

3. Commitments

During the first quarter of 2006, the Company entered into agreements with a contract research organization (or CRO) to assist in the conduct of a cardiac study being performed in 2006 for a commitment of approximately $2.5 million. The master agreement with this CRO provides for termination by the Company with ninety days’ notice.

In March 2006, the Company signed an amendment to our agreement with the CRO that assists us in the conduct of European clinical trial activities to add five European sites to our U.S.-based Phase 3 trials. The preparatory work for this effort had begun in late 2005 under a letter of intent with the CRO. The total commitment under this amendment is approximately 818,000 Euros, or approximately $975,000 based on the conversion rate at the time of signing, of which approximately $65,000 had been committed previously under the letter of intent signed during 2005. In addition, approximately $495,000 of this commitment relates to per patient costs that will replace the commitments related to these costs under agreements signed during 2004 and 2005 with the other CROs that are enrolling patients for these trials at the sites in the United States. The net amount of the incremental commitment related to this amendment is approximately $415,000 in excess of the amount of clinical trial commitments as of December 31, 2005.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

4. Comprehensive Loss

Comprehensive loss is comprised of net loss and the change in unrealized gains and losses on available-for-sale securities. The following table presents the components of comprehensive loss for the periods presented. All figures are in thousands.

	Net Loss as reported	Change in Unrealized Gain (Loss)	Comprehensive Net Loss
Three-month periods ended:
March 31, 2006	$(6,730)	$32	$(6,698)
March 31, 2005	$(5,512)	$(90)	$(5,602)

5. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period less outstanding shares subject to repurchase. Outstanding shares subject to repurchase are not included in the computation of basic net loss per share until the Company’s time-based repurchase rights have lapsed.

	Three Months ended March 31,
	2006	2005
	(In thousands, except per share amounts)
Net loss (numerator)	$(6,730)	$(5,512)

Shares used in computing historical basic and diluted net loss per share (denominator)
Weighted-average common shares outstanding	22,704	22,694
Less weighted-average shares subject to repurchase	(46)	(118)

Denominator for basic and diluted net loss per share	22,658	22,576

Basic and diluted net loss per share	$(0.30)	$(0.24)

The following table presents information on securities outstanding as of the end of each period that could potentially dilute the per share data in the future.

	March 31,
	2006	2005
	(in thousands)
Shares subject to repurchase	37	109
Stock options outstanding	1,470	1,287

Total	1,507	1,396

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the “Risk Factors” section of this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements contained in this Form 10-Q other than statements of historical fact are forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements made in this Form 10-Q include statements about:

•	the progress of our research, development and clinical programs and timing of the introduction of CORLUX® and future product candidates;

•	estimates of the dates by which we expect to report results of our clinical trials;

•	our ability to market, commercialize and achieve market acceptance for CORLUX or other future product candidates;

•	uncertainties associated with obtaining and enforcing patents;

•	our estimates for future performance; and

•	our estimates regarding our capital requirements and our needs for additional financing.

Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see the “Risk Factors” and the “Overview” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward looking statements. Accordingly, you should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

OVERVIEW

We are a pharmaceutical company engaged in the development of medications for the treatment of severe psychiatric and neurological diseases. Since our inception in May 1998, we have been developing our lead product, CORLUX®, targeted for the treatment of the psychotic features of psychotic major depression, or PMD, under an exclusive patent license from Stanford University. The United States Food and Drug Administration, or FDA, has granted “fast track” status to evaluate the safety and efficacy of CORLUX for the treatment of the psychotic features of PMD. We have completed the analysis of our first two large, double-blind trials, and, in September and October 2004, we initiated two Phase 3 clinical trials in the United States to support a planned New Drug Application, or NDA. Five European clinical sites were added to one of these trials in March 2006. These sites will begin to enroll patients for the other trial during the second quarter of 2006. Both of these trials are covered by Special Protocol Assessments, or SPAs, from the FDA. In addition, in the second quarter of 2005, we initiated a third Phase 3 clinical trial in Europe and a clinical study in the United States to evaluate the safety and tolerability of retreatment with CORLUX. We initiated an additional retreatment study in Europe in August 2005.

In October 2005, we announced that we had signed an agreement with Eli Lilly and Company, or Lilly, in which Lilly has agreed to support our proof-of-concept clinical study evaluating the ability of CORLUX to mitigate weight gain associated with the use of olanzapine. This study in healthy male volunteers was initiated during the first quarter of 2006. We expect to report the results of this study in the second half of 2006.

On May 1, 2006, we announced that we had completed patient enrollment in Study 07, one of three Phase 3 clinical trials in which CORLUX is being evaluated for treating the psychotic features of PMD.

Our activities to date have included:

•	product development;

•	designing, funding and overseeing clinical trials;

•	regulatory affairs; and

•	intellectual property prosecution and expansion.

Historically, we have financed our operations and internal growth primarily through private placements of our preferred stock and the public sale of common stock rather than through collaborative or partnership agreements. Therefore, we have no research funding or collaborative payments payable to us, except for the revenue under the agreement with Lilly discussed above.

We are in the development stage and have incurred significant losses since our inception because we had not generated any revenue through 2005, and do not expect to generate significant revenue for the foreseeable future. As of March 31, 2006 we had an accumulated deficit of approximately $80.3 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for CORLUX, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing process development and regulatory activities, as well as general and administrative expenses. We expect to continue to incur net losses over at least the next several years as we complete our CORLUX clinical trials, apply for regulatory approvals, expand development of GR-II antagonists for new indications, acquire and develop treatments in other therapeutic areas, establish sales and marketing capabilities and expand our operations.

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

Results Of Operations

Three Months Ended March 31, 2006 and 2005

Collaboration revenue — Collaboration revenue relates to services rendered in connection with our agreement with Lilly discussed above. Under the agreement, Lilly will supply olanzapine and pay for the study. We are required to perform development activities as specified in this agreement and we are reimbursed based on the costs associated with the conduct of the trial and the preparation and packaging of clinical trial materials. Revenue is recognized as the services are rendered in accordance with the agreement. The cost of providing these research services approximates the revenue recognized.

During the first quarter of 2006, we recognized approximately $121,000 of revenue under this agreement. No such revenue was recorded during 2005 as the study did not commence until early 2006.

Research and development expenses. Research and development expenses include the personnel costs related to our development activities including non-cash stock-based compensation, as well as the costs of pre-clinical studies, clinical trial preparations, enrollment and monitoring expenses, regulatory costs and the costs of manufacturing development.

Research and development expenses increased 23% to $5.8 million for the three-month period ended March 31, 2006, from $4.7 million for the three-month period ended March 31, 2005. The increase in expenses reflects clinical trial cost increases of approximately $1.8 million primarily related to clinical trial expenses for PMD. The costs of our clinical program also reflected a decrease of approximately $247,000 from the conclusion of our study in mild to moderate Alzheimer’s disease in 2005 that was partially offset by approximately $108,000 of costs incurred during the first quarter of 2006 for the weight-gain mitigation study. This net increase in the costs of the clinical program was partially offset by a reduction in the first quarter of 2006 of approximately $450,000 in expenses for our discovery research program due to the successful conclusion in 2005 of a program focusing on the discovery of new chemical entities that will be available for future development. In addition, during the three-month period ended March 31, 2006 as compared to the similar period in 2005, there were decreases in pre-clinical studies of approximately $160,000, and staffing expenses of approximately $75,000 that were partially offset by increases in non-cash stock-based compensation of approximately $119,000. See the discussion above under the caption “Stock-based compensation for options to employees – impact of adopting SFAS 123R” regarding the impact of adoption in January 2006.

Below is a summary of our research and development expenses by major project:

	Three Months Ended March 31,
Project	2006	2005
	(in thousands)
CORLUX for the treatment of the psychotic features of PMD	$5,402	$3,846
CORLUX for other clinical programs	108	247
Drug discovery research	81	547
Stock-based compensation	193	74

Total research and development expense	$5,784	$4,714

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

General and administrative expenses increased 23% to $1.3 million for the three-month period ended March 31, 2006, from $1.1 million for the three-month period ended March 31, 2005, primarily due to increases in professional fees of approximately $150,000, staffing of approximately $65,000 and non-cash stock-based compensation of approximately $27,000. See discussion above under the caption “Stock-based compensation for options to employees – impact of adopting SFAS 123R” regarding the impact of adoption in January 2006.

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

Non-operating income, net

Interest and other income, net. Interest and other income, net, decreased to approximately $252,000 for the three-month period ended March 31, 2006 from approximately $283,000 for the same period in 2005. The decrease was principally attributable to decreased earnings due to lower average balance of invested funds which were partially offset by higher yields on the investment portfolios during the 2006 period as compared to the 2005 period.

Other expense. Other expense was $3,000 for the three-month period ended March 31, 2006, compared to $8,000 for the same period in 2005. The expense in 2006 represents state tax and interest expense on capitalized leases entered into during the second quarter of 2005. The expense in 2005 represents state tax.

Liquidity and Capital Resources

We have incurred operating losses since inception, and at March 31, 2006, we had a deficit accumulated during the development stage of $80.3 million. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities to fund our operations.

At March 31, 2006, we had cash, cash equivalents and investments balances of $23.9 million, compared to $29.6 million at December 31, 2005. Net cash used in operating activities for the three-month periods ended March 31, 2006 and 2005, was $5.7 million for each period. The use of cash in each period was primarily a result of net losses associated with our research and development activities and amounts incurred to develop our administrative infrastructure. We expect cash used in operating activities to continue to increase during the remainder of 2006 and later years due to the continuation and expansion of our development program for PMD, research activities, commercialization activities and general and administrative expenses.

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

Contractual Obligations and Commercial Commitments

During the first quarter of 2006, we entered into agreements with a contract research organization (or CRO) to assist in the conduct of a cardiac study being performed in 2006 for a total commitment of approximately $2.5 million. The master agreement with this CRO provides for termination us with ninety days’ notice.

In March 2006, we signed an amendment to our agreement with the CRO that assists us in the conduct of European clinical trial activities to add five European sites to our U.S.-based Phase 3 trials. The preparatory work for this effort had begun in late 2005 under a letter of intent with the CRO. The total commitment under this amendment is approximately 818,000 Euros, approximately $975,000 based on the conversion rate at the time of signing, of which approximately $65,000 had been committed previously under a letter of intent signed during 2005. In addition, approximately $495,000 of this commitment relates to per patient costs that will replace the commitments related to these costs under agreements signed during 2004 and 2005 with the other CROs that are enrolling patients for these trials at the sites in the United States. The net amount of the incremental commitment related to this amendment is approximately $415,000 in excess of the amount of clinical trial commitments as of December 31, 2005.

Critical Accounting Policies and Estimates

We believe there have been no significant changes in our critical accounting estimates during the three months ended March 31, 2005 as compared to what was previously disclosed in our Form 10-K for the year ended December 31, 2005, except for the changes discussed below regarding the adoption of a revenue recognition policy and the implementation of SFAS 123R.

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

Revenue recognition — Collaboration revenue — Collaboration revenue relates to services rendered in connection with our agreement signed in October 2005 with Lilly under which Lilly will supply olanzapine and pay for the study. We are required to perform development activities as specified in this agreement and are reimbursed based on the costs associated with the conduct of the trial and the preparation and packaging of clinical trial materials. Revenue is recognized as services are rendered in accordance with the agreement. The cost of providing these research services approximates the revenue recognized.

Accruals of Research and Development Costs. We recorded accruals for estimated costs of research, pre-clinical and clinical studies, and manufacturing development of approximately $3.6 million and $2.5 million as of March 31, 2006 and December 31, 2005, respectively. These costs are a significant component of our research and development expenses. We make significant judgments and estimates in determining the accrual balance in each reporting period. Accrued clinical trial costs are based on estimates of the work completed under the service agreements, milestones achieved, patient enrollment and past experience with similar contracts and service providers. Our estimate of the work completed and associated costs to be accrued includes our assessment of the information received from our third-party contract research organizations and the overall status of our clinical trial activities. In the past, we have not experienced any material deviations between accrued clinical trial expenses and actual clinical trial expenses. However, actual services performed, number of patients enrolled and the rate of patient enrollment may vary from our estimates, resulting in adjustments to clinical trial expense in future periods.

Stock-based compensation for options. Stock-based compensation arises from the granting of stock options to employees and directors, as well as to non-employees.

Employees and directors

For all accounting periods from inception through December 31, 2005, we accounted for stock option grants to employees under the recognition and measurement principles of Accounting Principles Boards Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related Interpretations. Under APB 25, we recorded deferred stock-based compensation related to option grants to employees and directors that represents the difference, if any, between the exercise price of an option and the fair value of our common stock on the date of the grant. Given the absence of an active market for our common stock prior to the time of our IPO in April 2004, management was required to estimate the fair value of our common stock based on a variety of company and industry-specific factors for the purpose of measuring the cost of the transaction and properly reflecting it in our financial statements. Since our IPO, all stock options have been granted at exercise prices that represent the closing price for the stock on the Nasdaq Stock Market as of the date of grant. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense over the vesting period of the underlying options, generally five years. Our policy has been to use the graded-vesting method for recognizing compensation costs for fixed employee awards for all awards granted through December 31, 2005. We amortize the deferred stock-based compensation of employee options using the graded-vesting attribution method over the vesting periods of the applicable stock options. The graded-vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method. Upon termination of employment, the difference between the expense recorded under the graded-vesting method and the expense that would have been recorded based upon the vesting of the related option is required to be reversed.

In December 2004, the Financial Accounting Standard Board, or FASB, issued Statement of Financial Accounting Standard 123 (Revised 2004), Share-Based Payment, or SFAS 123R, which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R generally eliminates the ability to account for share-based compensation transactions using APB 25, and requires, instead, that such transactions be accounted for using a fair-value based method. In accordance with SFAS 123R, companies are now required to recognize an expense for compensation cost related to share-based payment arrangements, including stock options to employees and directors and employee stock purchase plans.

We adopted SFAS 123R as of January 1, 2006 under the “modified prospective” method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payment arrangements with employees granted or modified after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees and directors prior to the effective date of Statement 123R that remain non-vested on the effective date. Because we had used the “minimum” value method for options granted prior to the IPO in 2004 for SFAS 123 pro forma disclosure requirements, we continue to account for the portion of these grants that were non-vested as of January 1, 2006 under the provisions of APB 25, with pro forma disclosures under SFAS 123.

Following is a brief synopsis of the implications of adoption of this statement on our accounting practices and the estimates and judgements that are considered in determining fair value in regard to stock option grants to employees and directors:

•	The grant date fair value for all new grants is being amortized to expense using the straight-line method over the vesting period of the options.

•	The expected term used in determining the fair value for options is based on the “simple” method prescribed by the SEC in Staff Accounting Bulletin 107, and considers the weighted average of the vesting period and contractual life of the options. There has been no adjustment made to the expected term to adjust for employees’ expected exercise and expected post-vesting termination behavior because the Company we have a limited employee base and does not have sufficient historical information to determine such an adjustment.

•	The expected volatility of the Company’s stock used in determining the fair value of option grants is based on a weighted-average combination of the volatility of the Company’s own stock price and that of a group of peer companies since the Company does not have sufficient historical data from which to base an appropriate valuation assumption.

•	Since we have a limited employee base, at this time we do not have sufficient historical information to determine a reasonable forfeiture rate for options that might not vest because of employee terminations. When an employee terminates, we will record a change in accounting estimate that represents the difference between the expense recorded under the straight-line method and the expense that would have been recorded based upon the rights to options that vested during the individual’s service as an employee.

Non-employees

Stock-based compensation related to option grants to non-employees is charged to expense on a straight line basis over the vesting period of the options, based on the fair value of the options, which approximates the period over which the related services are rendered, using the Black-Scholes option pricing model. The assumptions used in these calculations are similar to those used for the SFAS 123 disclosures for options granted to employees, with the exception that, for non-employee options, we are required to use the remaining contractual term as the life of the option and the fair value related to unvested non-employee options is remeasured quarterly, based on the then current stock price as reflected on the Nasdaq Stock Market.

Stock-based compensation for options to employees – impact of adopting SFAS 123R

The following table indicates the impact of implementation of SFAS 123R for employee options on our statement of operations.

	Three months ended March 31, 2006
Operating Expense Category (amounts in thousands)	Research and development	General and administrative	Total
Expense under provisions of APB 25	$—	$126	$126
Incremental expense	154	146	300

Expense under provisions of SFAS123R	$154	$272	$426

The table below provides an estimate of the amounts that we will record as operating expense in our statement of operations for the remainder of 2006, based on the non-vested portion of options granted prior to the January 1, 2006 that remained non-vested as of March 31, 2006. There will be no impact on our financial condition or cash flow as these charges are all non-cash amounts. It should be noted that the amounts actually recorded during the remainder of 2006 may differ from the figures presented in this table due to the issuance of any new grants or employee terminations during the remainder of the year. These amounts may not be indicative of the level of expense that will be recorded in future years due to the decelerating scale of expense recognition under the graded vesting method used to amortize the cost of options granted prior to January 1, 2006 and due to the possible issuance of any new grants or employee terminations.

	Remainder of 2006
Operating Expense Category (amounts in thousands)	Research and development	General and administrative	Total
Expense under provisions of APB 25	$1	$248	$249
Incremental expense	328	395	723

Expense under provisions of SFAS123R	$329	$643	$972

As of March 31, 2006, the Company had the following amounts of unrecognized compensation expense for employee options outstanding as of that date.

	Amount	Weighted- average period
	(in thousands)	(in years)
Remaining deferred compensation related to options granted prior to the IPO, to be expensed under the provisions of APB 25	$477	2.7
Remaining fair value to be expense
Options granted after IPO through 2006, using fair value under SFAS 123	1,510	3.6
Options granted during the first quarter of 2006, using fair value under SFAS 123R	535	3.9

Total	$2,522

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES

Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss. As of March 31, 2006, our cash and cash equivalents consisted primarily of money market funds maintained at major U.S. financial institutions, and the short-term and long-term investments consist of corporate debt securities and U.S. government obligations. To minimize our exposure to interest rate market risk, we have limited the maturities of our investments to less than two years with an average maturity not to exceed one year. Due to the short-term nature of these instruments, a 1% increase or decrease in market interest rates would not have a material adverse impact on the total value of our portfolio as of March 31, 2006.

Currency Risk

In 2004, we signed a master agreement with a CRO to assist us in the conduct of clinical trials in Europe. The costs of these trials are denominated in Euros, which the vendor converts into U.S. dollars for invoicing as costs are incurred, generally on a monthly basis. Thus, we may bear some currency rate exposure for the costs of these trials. As of December 31, 2005, we had executed amendments to this agreement that included Euro-denominated commitments of approximately 6.0 million Euros. In March 2006, we signed an additional amendment to our agreement with this CRO to add five European sites to our U.S.-based Phase 3 trials. The preparatory work for this effort had begun in late 2005 under a letter of intent with the CRO. The total commitment under this amendment is approximately 818,000 Euros, approximately $975,000 based on the conversion rate at the time of signing, of which approximately $65,000 (53,000 Euros) had been committed previously under the letter of intent. Approximately 3.7 million Euros had not been expended or accrued as of March 31, 2006, which is equivalent to approximately $4.4 million, using the exchange rate as of that date A 1% increase or decrease in the currency rate of exchange between the U.S. Dollar and the Euro would have an impact of approximately $44,000 on the unexpended cost of these trials. These trials are expected to be conducted through the third quarter of 2007. The timing of payments for these trials will depend upon various factors including the pace of site selection, patient enrollment, and other trial activities. The master agreement with this CRO provides for termination by us with forty-five days’ notice.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation as of March 31, 2006, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the addition of accounting policies and controls regarding the calculation and recording of revenue under our agreement with Lilly.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings.

ITEM 1A - RISK FACTORS

In addition to other information in this report, the following factors should be considered carefully in evaluating our company. There are no material changes to the risk factors set forth below relative to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2005. If any of the risks or uncertainties described in this Form 10-Q or in our annual report on Form 10-K for the year ended December 31, 2005 actually occurs, our business, results of operations or financial condition could be materially adversely affected. The risks and uncertainties described in this Form 10-Q are not the only ones facing the company. Additional risks and uncertainties of which we are unaware or currently deem immaterial may also become important factors that may harm our business.

Risks Related to Our Business

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We are a development stage company with no current source of product revenue. We have a limited history of operations and have focused primarily on clinical trials, and if the outcome of our clinical trials supports it, we plan to seek FDA regulatory clearance to market CORLUX® for the treatment of the psychotic features of Psychotic Major Depression (or PMD.) Historically, we have funded our operations primarily from the sale of our equity securities. We have incurred losses in each year since our inception in 1998. As of March 31, 2006, we had an accumulated deficit of approximately $80.3 million. We do not know when or if we will generate product revenue. We expect our research and development expenses to increase in connection with the planned clinical trials and other development activities for CORLUX and for other product candidates. We expect to incur significant expenses related to the preparation for commercializing CORLUX and for the product’s launch, if the FDA approves our NDA. As a result, we expect that our losses will increase for the foreseeable future. We are unable to predict the extent of any future losses or whether or when we will become profitable.

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

We rely on clinical investigators and clinical sites to enroll patients and other third parties to manage our trials and to perform related data collection and analysis. However, we may not be able to control the amount and timing of resources that the clinical sites that conduct the clinical testing may devote to our clinical trials. For example, we reported in September 2005 that, due to a slower than anticipated pace of patient enrollment, we had revised the date by which we expect to report the results of one of the three Phase 3 trials we are conducting to evaluate CORLUX for the treatment of the psychotic features of PMD. Prior to the September announcement, we had expected to report results from the Corcept 06 trial in the first half of 2006. We now expect to report these results in the fourth quarter of 2006. There can be no assurance that the steps we are taking to increase the pace of enrollment will be successful. If our clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials or fail to enroll them on our planned schedule, we will be unable to complete these trials or to complete them as planned, which could delay or prevent us from obtaining regulatory approvals for CORLUX. Our clinical trials for product candidates other than CORLUX for the treatment of PMD are subject to similar risks.

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

We currently have no experience in, and we do not own facilities for, nor do we plan to develop facilities for, manufacturing any products. We have a contract with ScinoPharm Taiwan, Ltd., a manufacturer of the active pharmaceutical ingredient, or API, of mifepristone and a contract with PharmaForm, L.L.C., a tablet manufacturer for CORLUX. PharmaForm is a single source supplier to us for tablet manufacture. Our agreement with PharmaForm is terminable by either party at any time. ScinoPharm is a single source supplier, as well. Although we have identified a potential second API manufacturer, we cannot guarantee that we will enter into an agreement with them to manufacture API on terms acceptable to us. Our agreement with ScinoPharm is terminable by either party at any time. If we are unable, for whatever reason, to obtain the active pharmaceutical ingredient or CORLUX tablets from our contract manufacturers, we may not be able to manufacture in a timely manner, if at all.

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

Our patent applications and patents licensed or issued to us may be challenged by third parties and our patent applications may not result in issued patents. For example, in 2004, Akzo Nobel filed an observation in our exclusively licensed European patent application with claims directed to PMD, in which Akzo Nobel challenged the claims of that patent application. In 2005, we filed a rebuttal to EPO that responded to the points raised by Akzo Nobel. In February 2006, the EPO allowed our patent application.

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

We only have experience with CORLUX and we may determine that CORLUX is not desirable for uses other than for the treatment of the psychotic features of PMD. In that event, we would have to identify and may need to secure rights to a different GR-II antagonist. For example, we do not intend to develop CORLUX for mitigation of the weight gain associated with the use of olanzapine, even though we are conducting the proof of concept study described above. We may pursue other GR-II antagonists for this use. The compounds developed pursuant to our discovery research program may fail to generate commercially viable product candidates in spite of the resources we have dedicated to the program. Even if product candidates are identified, we may abandon further development efforts before we reach clinical trials or after expending significant expense and time conducting clinical trials due to financial constraints, concerns over safety, efficacy of the product candidates or for other reasons. Moreover, governmental authorities may enact new legislation or regulations that could limit or restrict our development efforts. If we are unable to successfully discover and commercialize new uses for GR-II antagonists, we may be unable to generate sufficient revenue to support our operations.

If we need additional capital sooner than anticipated, it could reduce our ability to compete. If we elect to raise additional capital, it could result in dilution to our stockholders.

We anticipate that our existing capital resources will be sufficient to enable us to complete the clinical development of CORLUX for the treatment of the psychotic features of PMD. However, our expectations are based on our currently planned clinical development program for PMD and our current business plan, which may change as a result of many factors, including:

•	the costs, timing of enrollment and results of our clinical trials;

•	changes in the exchange rate between the Euro and the U.S. Dollar;

•	the results of our research efforts and clinical trials;

•	the requirement to perform additional clinical trials;

•	performing additional clinical trials if we consider it advantageous

•	the timing of the approval by the FDA, if any, to market CORLUX for the treatment of the psychotic features of PMD;

•	developments or disputes concerning patents or proprietary rights, including announcements of claims of infringement, interference or litigation against us or our licensors;

•	actual or anticipated fluctuations in our operating results;

•	changes in our growth rates;

•	the timing of commercialization of CORLUX and future product candidates; and

•	changes in the reimbursement policies of third-party insurance companies or government agencies.

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

The costs required to start or continue many of the programs that our intellectual property allow us to consider for further development are collectively greater that the funds currently available to us. For example, we announced in 2004 that we had successfully discovered three series of compounds that are specific GR-II antagonists but, unlike CORLUX, do not block the progesterone receptor. Further development of these programs and others, such as the use of GR-II antagonists for the mitigation of weight gain associated with olanzapine, may be delayed or cancelled if we determine that such development may jeopardize our ability to complete the clinical development of CORLUX for the treatment of PMD, as currently planned.

We may have substantial exposure to product liability claims and may not have adequate insurance to cover those claims.

We may be subject to product liability or other claims based on allegations that the use of our products has resulted in adverse effects or that our products are not effective, whether by participants in our clinical trials for CORLUX or other product candidates, or by patients using our products. A product liability claim may damage our reputation by raising questions about our products’ safety or efficacy and could limit our ability to sell a product by preventing or interfering with product commercialization. In some cases, less common adverse effects of a pharmaceutical product are not known until long after the FDA approves the product for marketing. The active ingredient in CORLUX is used to terminate pregnancy. Therefore, necessary and strict precautions must be taken by clinicians using the medicine in our clinical trials and, if approved by the FDA, physicians prescribing the medicine to women with childbearing potential, to insure that the medicine is not administered to pregnant women. The failure to observe these precautions could result in significant product claims.

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

Because our executive offices are located in the San Francisco Bay Area and some of our current manufacturers are located in earthquake-prone areas, our business is vulnerable to damage from various types of disasters or other similarly disruptive events, including earthquake, fire, flood, power loss and communications failures. In addition, political considerations relating to mifepristone may put us and our manufacturers at increased risk for terrorist attacks, protests or other disruptive events. If any disaster or other similar event were to occur, we may not be able to operate our business and our manufacturers may not be able to produce our products. Our insurance may not be adequate to cover, and our insurance policies may exclude coverage for, our losses resulting from disasters or other business interruptions.

Risks Related to Our Stock

The market price of our common stock may be highly volatile.

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended May 8, 2006, our average daily trading volume has been approximately 35,000 shares and the intra-day sales prices per share of our common stock ranged from $3.45 to $7.00. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

As of May 8, 2006, our officers, directors and principal stockholders control a majority of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(d) Proceeds from Sale of Registered Securities.

On April 19, 2004, we completed an initial public offering of 4,500,000 shares of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the “Registration Statement”) (Reg. No. 333-112676) that was declared effective by the SEC on April 14, 2004. The offering commenced on April 14, 2004. After deducting the underwriting discounts and commissions and the estimated offering expenses described above, we received net proceeds from the offering of approximately $49.0 million. During the quarter ended March 31, 2006, approximately $4.7 million of the net proceeds was used for research and development activities and approximately $1.0 million was used for general and administrative activities. Between the effective date of the Registration Statement and March 31, 2006, approximately $27.3 million of the net proceeds was used for research and development activities and approximately $6.5 million was used for general and administrative activities. The remaining proceeds from the offering have been placed in temporary investments of marketable securities for future use as needed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date: May 15, 2006	/s/ JOSEPH K. BELANOFF
Joseph K. Belanoff, M.D. Chief Executive Officer

Date: May 15, 2006	/s/ Fred Kurland
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