Form 10-Q
period 2006-06-30
CORCEPT THERAPEUTICS INC
filed 2006-08-14
CIK 1088856

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

On August 8, 2006 there were 22,731,766 shares of common stock outstanding at a par value $.001 per share.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2006	December 31, 2005
	(Unaudited)	(See Note 1)
Assets

Current assets:
Cash and cash equivalents	$3,819	$3,816
Short-term investments	13,641	25,264
Prepaid expenses and other current assets	598	425

Total current assets	18,058	29,505

Long-term investments	—	539
Property and equipment, net of accumulated depreciation	45	52
Other assets	67	60

Total assets	$18,170	$30,156

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$1,265	$549
Accrued clinical expenses	3,550	2,521
Accrued compensation	157	144
Obligations under capital lease, short-term	12	12
Other accrued liabilities	184	295

Total current liabilities	5,168	3,521

Obligations under capital lease, long-term	36	42

Total liabilities	5,204	3,563

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	23	23
Additional paid-in capital	101,689	101,014
Notes receivable from stockholders	(168)	(168)
Deferred compensation	(374)	(603)
Deficit accumulated during the development stage	(88,159)	(73,565)
Accumulated other comprehensive loss	(45)	(108)

Total stockholders’ equity	12,966	26,593

Total liabilities and stockholders’ equity	$18,170	$30,156

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

					Period from inception (May 13, 1998) to June 30, 2006
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Collaboration revenue	$100	$—	$221	$—	$221

Operating expenses:
Research and development*	6,982	3,325	12,766	8,038	69,728
General and administrative*	1,182	1,061	2,498	2,134	21,730

Total operating expenses	8,164	4,386	15,264	10,172	91,458

Loss from operations	(8,064)	(4,386)	(15,043)	(10,172)	(91,237)

Interest and other income, net	203	282	455	564	3,329
Other expense	(3)	(7)	(6)	(15)	(251)

Net loss	$(7,864)	$(4,111)	$(14,594)	$(9,623)	$(88,159)

Basic and diluted net loss per share	$(0.35)	$(0.18)	$(0.64)	$(0.43)

Shares used in computing basic and diluted net loss per share	22,696	22,594	22,677	22,585

_______________ *Includes non-cash stock-based compensation consisting of the following:
Research and development	$159	$(194)	$352	$(120)	$4,348
General and administrative	250	213	529	465	5,320

Total non-cash stock-based compensation	$409	$19	$881	$345	$9,668

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

			Period from inception (May 13, 1998) to June 30, 2006
	Six Months Ended June 30,
	2006	2005
Operating activities
Net loss	$(14,594)	$(9,623)	$(88,159)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization of property and equipment	7	—	68
Expense related to stock options, net of reversals	850	307	9,311
Expense related to stock issued for services or in conjunction with license agreement	12	—	75
Expense related to stock issued below fair value	23	34	522
Interest accrued on convertible promissory note	—	—	104
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(173)	(479)	(598)
Other assets	(7)	(36)	(67)
Accounts payable	716	(425)	1,265
Accrued clinical expenses	1,029	306	3,550
Other liabilities	(98)	(202)	341

Net cash used in operating activities	(12,235)	(10,118)	(73,588)

Investing activities
Purchases of property and equipment	—	(41)	(54)
Purchases of short-term and long-term investments	(1,310)	(11,931)	(108,341)
Maturities of short-term and long-term investments	13,536	18,985	94,657

Net cash provided by (used in) investing activities	12,226	7,013	(13,738)

Financing activities
Proceeds from issuance of common stock, net of cash paid for issuance costs	18	1	49,119
Proceeds from issuance of convertible preferred stock, net of cash paid for issuance costs	—	—	40,378
Proceeds from issuance of convertible notes	—	—	1,543
Proceeds from repayment of stockholder notes	—	—	116
Principal payments of obligations under capital leases	(6)	—	(11)

Net cash provided by financing activities	12	1	91,145

Net increase (decrease) in cash and cash equivalents	3	(3,104)	3,819
Cash and cash equivalents, at beginning of period	3,816	5,930	—

Cash and cash equivalents, at end of period	$3,819	$2,826	$3,819

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

The accompanying unaudited balance sheet as of June 30, 2006, the statements of operations for the three- and six-month periods ended June 30, 2006 and 2005, and the statements of cash flows for the six month periods ended June 30, 2006 and 2005 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2005 included in the Company’s Form 10-K. The accompanying balance sheet as of December 31, 2005 has been derived from audited financial statements at that date.

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

Revenue Recognition

Collaboration revenue relates to services rendered in connection with an agreement signed in October 2005 with Eli Lilly and Company (“Lilly”) in which Lilly agreed to support the Company’s proof-of-concept clinical study evaluating the ability of CORLUX®, a GR-II antagonist, to mitigate weight gain associated with the use of olanzapine. Under the agreement, Lilly agreed to supply olanzapine and pay for the budgeted costs of the study. Under the agreement, the Company is required to perform specified development activities and the fee paid to us by Lilly is based on the costs associated with the conduct of that trial and the preparation and packaging of clinical trial materials. Revenue is recognized as services are rendered in accordance with the agreement. The cost of providing these research services approximates the revenue recognized. If the costs of the study exceed budgeted amounts, Lilly may not pay for the excess. As of June 30, 2006, the costs have not exceeded the budgeted amounts.

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

Stock-based compensation for employee options

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which is a revision of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”.) SFAS 123R supersedes Accounting Principles Boards Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25) and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R generally eliminates the ability to account for share-based compensation transactions using APB 25, and requires, instead, that such transactions be accounted for using a fair-value based method. In accordance with SFAS 123R, companies are now required to recognize an expense for compensation cost related to share-based payment arrangements with employees and directors, including stock options and employee stock purchase plans.

The Company adopted SFAS 123R as of January 1, 2006 under the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payments granted or modified after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123R that remain unvested on the effective date. See Note 2 for a discussion of the Company’s stock option plans and the impact of the Company’s results from operations due to the implementation of SFAS 123R. Because the Company had used the “minimum” value method for SFAS 123 pro forma disclosure requirements for options granted prior to the initial public offering of its common stock (“IPO”) in 2004, we continue to account for the portion of these grants that were non-vested as of January 1, 2006 under the provisions of APB 25 and related Interpretations, with pro forma disclosures under SFAS 123.

2. Stock Option Plans

Stock Option Plans

Under the 2004 Equity Incentive Plan (the “2004 Plan”) options, stock purchase and stock appreciation rights and restricted stock awards can be issued to employees, officers, directors and consultants of the Company. The 2004 Plan provides that the exercise price for incentive stock options will be no less than 100% of the fair value of the Company’s common stock, as of the date of grant. Generally, options granted under the 2004 Plan have a ten year contractual life and vest over either a four or five year period with 20 or 25% of the underlying shares of common stock vesting on the first anniversary of the date of grant and the remainder vesting in subsequent equal monthly installments through the remaining vesting period of the grant. The vesting period is equivalent to the requisite service period. Upon exercise, new shares are issued. Prior to the Company’s IPO in 2004, options were granted to employees, directors and non-employees under the 2000 Stock Option Plan (the “2000 Plan”). Although options are no longer granted under the 2000 Plan, there are still options outstanding under that plan.

The 2004 Plan provides that the share reserve will be cumulatively increased on January 1 of each year, beginning January 1, 2005 and for nine years thereafter, by a number of shares that is equal to the least of (a) 2% of the number of the Company’s shares issued and outstanding at the preceding December 31, (b) 1,000,000 shares and (c) a number of shares set by the board. On March 2, 2006, the board of directors acknowledged and approved the increase in the shares available for grant under the 2004 Plan by 454,073 shares, which represented 2% of the common shares outstanding at December 31, 2005.

During the six months ended June 30, 2006, options were exercised to purchase 24,652 shares of common stock for aggregate exercise proceeds of approximately $18,000.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

Stock-based compensation for employee options

From inception in May 1998 through December 31, 2005, the Company accounted for stock-based compensation for options granted to employees and directors using the intrinsic value method prescribed in APB25 and adopted the disclosure-only alternative of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). As discussed above, the Company adopted SFAS 123R as of January 1, 2006. Following is a brief synopsis of the implications of adoption of this statement on the Company’s accounting practices in regard to stock option grants to employees and directors:

•	Options granted prior to January 1, 2006:

•	For options granted prior to the IPO in 2004, the Company is continuing to account for the portion of these grants that were non-vested as of January 1, 2006 under the provisions of APB 25, with pro forma disclosures under SFAS 123. This treatment is being followed because the Company had used the “minimum” value method for these options under SFAS 123 pro forma disclosure requirements.

•	For the options granted after the IPO, the Company began, as of January 1, 2006, to record non-cash stock compensation expense in the financial statements in amounts that represent the remaining fair value of the non-vested portion of these grants, utilizing the assumptions and fair value per share information as of the original grant date that the Company has been using for SFAS 123 pro forma disclosure purposes.

•	For all options granted prior to January 1, 2006, the Company is continuing to utilize the graded-vesting attribution method for amortization of the relevant compensation amounts.

•	Since the Company has a limited employee base, it does not have sufficient historical information to determine a reasonable forfeiture rate for options that might not vest because of employee terminations. When an employee terminates, the Company will record a change in accounting estimate that represents the difference between the expense recorded under the graded-vesting method and the expense that would have been recorded based upon the rights to options that vested during the individual’s service as an employee.

•	Options granted or modified on or after January 1, 2006:

•	Compensation expense is being recorded in the financial statements based on the fair value on the date of grant, in accordance with the provisions and guidelines of SFAS 123R and all relevant Interpretations and SEC Staff Accounting Bulletins.

•	The grant date fair value for all new grants is being amortized to expense using the straight-line attribution method over the vesting period of the options.

•	As discussed above, the Company has not determined a forfeiture rate for options that might not vest because of employee terminations. When an employee terminates, we will record a change in accounting estimate that represents the difference between the expense recorded under the straight-line method and the expense that would have been recorded based upon the rights to options that vested during the individual’s service as an employee.

The following table indicates the impact of implementation of SFAS 123R regarding employee options on our statement of operations.

	Three months ended June 30, 2006			Six months ended June 30, 2006
Operating Expense Category (amounts in thousands)	Research and development	General and administrative	Total	Research and development	General and administrative	Total
Expense under provisions of APB 25	$—	$102	$102	$1	$228	$229
Incremental expense	127	147	274	281	293	574

Expense under provisions of SFAS123R	$127	$249	$376	$282	$521	$803

The incremental expense of accounting for stock options to employees and directors under the provisions of SFAS123R represented $0.01 and $0.03 per share for the three- and six-month periods ended June 30, 2006, respectively. There were no retroactive or non-recurring charges and there was no impact on our statement of financial condition or cash flows as a result of the implementation.

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

As noted above, the Company estimated the fair value of these options at the date of grant in accordance with SFAS 123, which allowed non-public companies to use the minimum value option pricing model and required the use of a model such as the Black-Sholes option pricing model for options granted by public companies. The Company has estimated the fair value of options granted prior to February 10, 2004, the date of filing of the Form S-1, using the minimum value option pricing model and has used the Black-Sholes option pricing model for determining the fair value of options granted on or after that date.

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss—as reported	$(7,864)	$(4,111)	$(14,594)	$(9,623)
Adjustments to net loss related to stock awards to employees and directors accounted for under the intrinsic value method:
Add back amortization of deferred compensation	102	222	229	508
Deduct stock-based employee compensation expense determined under SFAS 123	(136)	(662)	(301)	(1,440)

Pro forma net loss	$(7,898)	$(4,551)	$(14,666)	$(10,555)

Net loss per share
As reported — basic and diluted	$(0.35)	$(0.18)	$(0.64)	$(0.43)
Pro forma — basic and diluted	$(0.35)	$(0.20)	$(0.65)	$(0.47)

The following table summarizes the weighted-average assumptions and resultant fair value for options granted to employees and directors during the first half of 2006 and 2005.

	Six Months Ended June 30,
	2006	2005
Weighted average assumptions for stock options granted:
Risk-free rate	4.80%	4.08%
Expected term	6.1 years	10 years
Expected volatility of stock price	81.5%	70%
Dividend rate	0%	0%
Weighted average fair value of grants issued	$3.51	$4.82

The expected term for options granted during 2006 is based on the “simple” method prescribed by the SEC in Staff Accounting Bulletin 107, and considers the weighted average of the vesting period and contractual life of the options. For options granted during the six-month period ended June 30, 2005 the expected term was based on the contractual life of the options. There has been no adjustment made to the expected term to adjust for employees’ expected exercise and expected post-vesting termination behavior because the Company has a limited employee base and does not have sufficient historical information to determine such an adjustment.

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

Non-employees

Options granted to non-employees are accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services (“EITF 96-18”), and are periodically remeasured as they are earned. Expense related to options and other stock compensation issued to non-employees was approximately $32,000 and $47,000 for the three-month periods ended June 30, 2006 and 2005, respectively, and $78,000 and $87,000 for the six-month periods ended June 30, 2006 and 2005, respectively.

Option activity during 2006

The following is a summary of option activity for the first half of 2006. (Shares and intrinsic value data are in thousands.)

	Share Data		Weighted-Average
	Shares Available	Options Outstanding	Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2005	2,770	1,335	$6.41	8.1	$3,031
Increase in shares authorized under 2004 Plan	454	—	—
Shares granted	(193)	193	$4.81
Shares exercised	—	(25)	$0.73		$346
Shares issued for services	(2)	—	$4.86
Shares cancelled and forfeited under 2004 Plan	1	(1)	$10.06
Shares cancelled and forfeited under 2000 Plan	—	(6)	$14.50

Balance at June 30, 2006	3,030	1,496	$6.26	8.0	$2,685

Options exercisable and expected to become exercisable at June 30, 2006		1,496	$6.26	8.0	$2,685
Options exercisable at June 30, 2006		579	$6.44	7.1	$1,545

The following table presents the total fair value of options to employees that vested during the first half of 2006 and 2005. All amounts are in thousands.

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Pre-IPO options, using minimum value method	$352	$704
Options granted after IPO through 2005, using fair value under SFAS 123	173	440

Total	$525	$1,144

Since all of the grants issued since the implementation of SFAS 123R have an initial vesting cliff on the first anniversary of the grant date, none of these shares have been vested as of June 30, 2006.

As of June 30, 2006, the Company had the following amounts of unrecognized compensation expense for employee options outstanding as of that date.

	Amount	Weighted-average period
	(in thousands)	(in years)
Remaining deferred compensation related to options granted prior to the IPO, to be expensed under the provisions of APB 25	$374	2.5
Remaining fair value to be expensed
Options granted after IPO through 2005, using fair value under SFAS 123	1,181	3.3
Options granted during 2006, using fair value under SFAS 123R	631	3.8

Total	$2,186

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

The following is a summary of options outstanding and options exercisable at June 30, 2006.

(in thousands, except per share and year data)	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 0.10 - $ 0.75	67	4.8	$0.45	63	$0.44
$ 4.00 - $ 7.73	1,293	8.1	$5.94	458	$6.54
$ 10.06 - $ 15.00	136	7.9	$12.07	58	$12.17

	1,496	8.0	$6.26	579	$6.44

3. Commitments

During the first quarter of 2006, the Company entered into agreements with a contract research organization (“CRO”) to assist in the conduct of a cardiac study being performed in 2006 for a commitment of approximately $2.5 million. The master agreement with this CRO provides for termination by the Company with ninety days’ notice.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Net loss as reported	$(7,864)	$(4,111)	$(14,594)	$(9,623)
Change in unrealized gain (loss)	31	46	63	(44)

Comprehensive net loss	$(7,833)	$(4,065)	$(14,531)	$(9,667)

5. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period less outstanding shares subject to repurchase. Outstanding shares subject to repurchase are not included in the computation of basic net loss per share until the Company’s time-based repurchase rights have lapsed.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Net loss (numerator)	$(7,864)	$(4,111)	$(14,594)	$(9,623)

Shares used in computing historical basic and diluted net loss per share (denominator)
Weighted-average common shares outstanding	22,725	22,694	22,715	22,694
Less weighted-average shares subject to repurchase	(29)	(100)	(38)	(109)

Denominator for basic and diluted net loss per share	22,696	22,594	22,677	22,585

Basic and diluted net loss per share	$(0.35)	$(0.18)	$(0.64)	$(0.43)

The following table presents information on securities outstanding as of the end of each period that could potentially dilute the per share data in the future.

	June 30,
	2006	2005
	(in thousands)
Shares subject to repurchase	21	91
Stock options outstanding	1,496	1,251

Total	1,517	1,342

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the “Risk Factors” section of this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements contained in this Form 10-Q other than statements of historical fact are forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements made in this Form 10-Q include, but are not limited to, statements about:

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

OVERVIEW

We are a pharmaceutical company engaged in the development of medications for the treatment of severe psychiatric and neurological diseases. Since our inception in May 1998, we have been developing our lead product, CORLUX®, targeted for the treatment of the psychotic features of psychotic major depression, or PMD, under an exclusive patent license from Stanford University. The United States Food and Drug Administration, or FDA, has granted “fast track” status to evaluate the safety and efficacy of CORLUX for the treatment of the psychotic features of PMD. In September and October 2004, we initiated two Phase 3 clinical trials in the United States to support a planned New Drug Application, or NDA. These trials are referred to herein as Study 07 and Study 06, respectively. Both of these trials are covered by Special Protocol Assessments, or SPAs, from the FDA. In addition, in May 2005, we initiated a third Phase 3 clinical trial (Study 09) in Europe. In all three of these trials CORLUX is being evaluated for treating the psychotic features of PMD. In addition, we initiated two additional Phase 3 clinical trials to evaluate the safety and tolerability of retreatment with CORLUX. The first, Study 10, commenced in the United States in December 2004. The second, Study 13, commenced in Europe in August 2005.

On May 1, 2006, we announced that we had completed patient enrollment in Study 07 and we expect to announce the results of this trial in August 2006. On May 22, 2006 we announced the completion of enrollment of Study 09. We expect to announce the results from this study in September 2006.

In October 2005, we announced that we had signed an agreement with Eli Lilly and Company, or Lilly, in which Lilly agreed to support our proof-of-concept clinical study evaluating the ability of CORLUX to mitigate weight gain associated with the use of olanzapine. This study in healthy male volunteers was initiated during the first quarter of 2006. We expect to report the results of this study in the first quarter of 2007.

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

We are in the development stage and have incurred significant losses since our inception because we had not generated any revenue through 2005, and do not expect to generate significant revenue for the foreseeable future. As of June 30, 2006 we had an accumulated deficit of approximately $88.2 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for CORLUX, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing process development and regulatory activities, as well as general and administrative expenses. We expect to continue to incur net losses over at least the next several years as we complete our CORLUX clinical trials, apply for regulatory approvals, expand development of GR-II antagonists for new indications, acquire and develop treatments in other therapeutic areas, establish sales and marketing capabilities and expand our operations.

Our business is subject to significant risks, including the risks inherent in our research and development efforts, the results of our CORLUX clinical trials, uncertainties associated with securing financing, uncertainties associated with obtaining and enforcing patents, our investment in manufacturing set-up, the lengthy and expensive regulatory approval process and competition from other products. Our ability to successfully generate revenues in the foreseeable future is dependent upon our ability, alone or with others, to develop, obtain regulatory approval for, manufacture and market our lead product.

Results Of Operations

Three- and Six-Month Periods Ended June 30, 2006 and 2005

Collaboration revenue — Collaboration revenue relates to services rendered in connection with our agreement with Lilly discussed above. Under the agreement, Lilly will supply olanzapine and pay for the budgeted costs of the study. Under the agreement, we are required to perform specified development activities and the fee paid to us by Lilly is based on the costs associated with the conduct of that trial and the preparation and packaging of clinical trial materials. Revenue is recognized as services are rendered in accordance with the agreement. The cost of providing these research services approximates the revenue recognized. If the costs of the study exceed budgeted amounts, Lilly may not pay for the excess. As of June 30, 2006, the costs have not exceeded the budgeted amounts.

During the three- and six-month periods ended June 30, 2006, we recognized approximately $100,000 and $221,000, respectively, of revenue under this agreement. No such revenue was recorded during 2005 as the study did not commence until early 2006.

Research and development expenses. Research and development expenses include the personnel costs related to our development activities including non-cash stock-based compensation, as well as the costs of pre-clinical studies, clinical trial preparations, enrollment and monitoring expenses, regulatory costs and the costs of manufacturing development.

Research and development expenses increased 110% to $7.0 million for the three-month period ended June 30, 2006, from $3.3 million for the three-month period ended June 30, 2005. For the six months ended June 30, 2006, research and development expenses increased 59% to $12.8 million from $8.0 million for the six months ended June 30, 2005. The increases in expenses between years reflect clinical trial cost increases of approximately $3.7 million and $5.6 million respectively, for the current quarter and year-to-date periods, primarily related to clinical trial expenses for PMD. The costs of our clinical program also reflected decreases of approximately $170,000 and $340,000 for the current quarter and year-to-date periods from the conclusion of our study in mild to moderate Alzheimer’s disease in 2005. Additionally, our clinical program included increased costs of approximately $90,000 and $200,000 for the three- and six-month periods ended June 30, 2006 for the weight-gain mitigation study. The net increases in the costs of the clinical program were partially offset by reductions in the first quarter and first half of 2006, as compared to similar periods in 2005, of approximately $35,000 and $490,000 in expenses for our discovery research program due to the successful conclusion in early 2005 of a program focusing on the discovery of new chemical entities that will be available for future development. In addition, during the three- and six-month periods ended June 30, 2006, as compared to the similar periods in 2005, there were decreases in pre-clinical studies of approximately $130,000 and $290,000, decreases in travel, consulting and other expenses of $100,000 and $155,000 and increases in staffing expenses of approximately $340,000 and $380,000, respectively. The increases in staffing expenses were primarily due to higher non-cash stock-based compensation expense. See the discussion below under the caption “Stock-based compensation for options to employees – impact of adopting SFAS 123R” regarding the impact of adoption in January 2006.

Below is a summary of our research and development expenses by major project:

	Three Months Ended June 30,		Six Months Ended June 30,
Project	2006	2005	2006	2005
	(in thousands)		(in thousands)
CORLUX for the treatment of the psychotic features of PMD	$6,680	$3,184	$12,082	$7,030
CORLUX for other clinical programs	95	235	202	482
Drug discovery research	48	100	130	646
Stock-based compensation	159	(194)	352	(120)

Total research and development expense	$6,982	$3,325	$12,766	$8,038

We expect that, if the results from our Phase 3 clinical studies are sufficiently encouraging, research and development expenditures will increase substantially during the remainder of 2006 and in subsequent years due to the continuation and expansion of the clinical development of CORLUX for PMD, the initiation of trials of CORLUX to evaluate its use in other indications and additional study expenditures for new GR-II antagonists and other pharmaceutical candidates. See also, the “Liquidity and Capital Resources” section in this Form 10Q.

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

General and administrative expenses increased 11% to $1.2 million for the three-month period ended June 30, 2006, from $1.1 million for the three-month period ended June 30, 2005. For the six months ended June 30, 2006, general and administrative expenses increased 17% to $2.5 million from $2.1 million for the six months ended June 30, 2005. These increases were primarily due to increases in staffing costs of approximately $85,000 and $170,000 for the second quarter and first half of 2006 as compared with the similar periods in 2005 and increases in professional fees of approximately $70,000 and $200,000 for the second quarter and first half of 2006 as compared with the similar periods in 2005. See discussion below under the caption “Stock-based compensation for options to employees – impact of adopting SFAS 123R” regarding the impact of adoption in January 2006.

We expect that, if the results from our Phase 3 clinical studies are sufficiently encouraging, general and administrative expenses will increase during 2006 and in subsequent years due to additional personnel, higher support costs for our commercialization efforts, costs associated with the growth in our market research activities, and expanded operating infrastructure. An increase in general and administrative expenses is also expected to accompany our infrastructure growth associated with our public company reporting activities. See also, the “Liquidity and Capital Resources” section in this Form 10Q.

Non-operating income, net

Interest and other income, net. Interest and other income, net, decreased to approximately $203,000 for the three months ended June 30, 2006 and $455,000 for the six months ended June 30, 2006 from $282,000 and $564,000, respectively, for the same periods in 2005. The change was principally attributable to decreased earnings due to lower average balance of invested funds that were partially offset by higher yields on the investment portfolios during the 2006 period as compared to the 2005 period.

Other expense. Other expense was $3,000 and $6,000, respectively, for the three- and six-month periods ended June 30, 2006, compared to $7,000 and $15,000, respectively, for the same periods in 2005. The expense in 2006 represents state tax and interest expense on capitalized leases entered into during the second quarter of 2005. The expense in 2005 represents state tax.

Liquidity and Capital Resources

We have incurred operating losses since inception, and at June 30, 2006, we had a deficit accumulated during the development stage of $88.2 million. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities to fund our operations.

At June 30, 2006, we had cash, cash equivalents and investments balances of $17.5 million, compared to $29.6 million at December 31, 2005. Net cash used in operating activities for the six-month periods ended June 30, 2006 and 2005, were $12.2 and $10.1 million, respectively. The use of cash in each period was primarily a result of net losses associated with our research and development activities and amounts incurred to develop our administrative infrastructure. If the results from our Phase 3 clinical studies are sufficiently encouraging and subject to our ability to raise additional funds when necessary and on acceptable terms, we expect cash used in operating activities to continue to increase during the remainder of 2006 and later years due to the continuation and expansion of our development program for PMD and other indications, research activities, commercialization activities and general and administrative expenses.

Our cash and marketable securities will enable us to complete our ongoing three Phase 3 clinical studies evaluating our lead product candidate, CORLUX, for treating the psychotic features of PMD. During the development of CORLUX, we have been engaged in dialogue with the FDA to determine an acceptable development plan which would enable the Agency to complete its review in a satisfactory manner. Recently, the FDA recommended that we conduct a dose proportionality study and other studies to determine whether there are interactions between CORLUX and some commonly used drugs. We are continuing our dialogue with the FDA to define any additional data needed to complete an NDA. If this dialogue proceeds as anticipated and the clinical data warrant, we expect to submit an NDA in 2007. We will need to raise additional funds to complete the NDA and prepare for the commercialization of CORLUX. The additional funds will be used to fund increases in our research and development and general and administrative activities in the remainder of 2006 and subsequent years. We believe that funds will be available for these purposes if the results of our Phase 3 trials are sufficiently encouraging. However, we cannot be certain that additional funding will be available on acceptable terms or at all. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish certain rights to our technologies or products, including potentially our lead product, that we would otherwise seek to develop on our own.

Contractual Obligations and Commercial Commitments

During the first quarter of 2006, we entered into agreements with a contract research organization, or CRO, to assist in the conduct of a cardiac study being performed in 2006 for a total commitment of approximately $2.5 million. The master agreement with this CRO provides for termination by us with ninety days’ notice.

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

Critical Accounting Policies and Estimates

We believe there have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2006 as compared to what was previously disclosed in our Form 10-K for the year ended December 31, 2005, except for the changes discussed below regarding the adoption of a revenue recognition policy and the implementation of SFAS 123R.

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

Revenue recognition — Collaboration revenue — Collaboration revenue relates to services rendered in connection with our agreement signed in October 2005 with Lilly under which Lilly supplies olanzapine and pays for the budgeted costs of the study. We are required to perform development activities as specified in this agreement and the fee that we are paid for these services is based on the costs associated with the conduct of the trial and the preparation and packaging of clinical trial materials. Revenue is recognized as services are rendered in accordance with the agreement. The cost of providing these research services approximates the revenue recognized. If the costs of the study exceed budgeted amounts, Lilly may not pay for the excess.

Accruals of Research and Development Costs. We recorded accruals for estimated costs of research, pre-clinical and clinical studies, and manufacturing development of approximately $3.6 million and $2.5 million as of June 30, 2006 and December 31, 2005, respectively. These costs are a significant component of our research and development expenses. We make significant judgments and estimates in determining the accrual balance in each reporting period. Accrued clinical trial costs are based on estimates of the work completed under the service agreements, milestones achieved, patient enrollment and past experience with similar contracts and service providers. Our estimate of the work completed and associated costs to be accrued includes our assessment of the information received from our third-party contract research organizations and the overall status of our clinical trial activities. In the past, we have not experienced any material deviations between accrued clinical trial expenses and actual clinical trial expenses. However, actual services performed, number of patients enrolled and the rate of patient enrollment may vary from our estimates, resulting in adjustments to clinical trial expense in future periods.

Stock-based compensation for options. Stock-based compensation arises from the granting of stock options to employees and directors, as well as to non-employees.

Employees and directors

In December 2004, the Financial Accounting Standard Board, or FASB, issued Statement of Financial Accounting Standard 123 (Revised 2004), Share-Based Payment, or SFAS 123R, which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS123. SFAS 123R supersedes Accounting Principles Boards Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R generally eliminates the ability to account for share-based compensation transactions using APB 25, and requires, instead, that such transactions be accounted for using a fair-value based method. In accordance with SFAS 123R, companies are now required to recognize an expense for compensation cost related to share-based payment arrangements, including stock options to employees and directors and employee stock purchase plans.

We adopted SFAS 123R as of January 1, 2006 under the “modified prospective” method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payment arrangements with employees granted or modified after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees and directors prior to the effective date of Statement 123R that remain non-vested on the effective date. Because we had used the “minimum” value method for options granted prior to the IPO in 2004 for SFAS 123 pro forma disclosure requirements, we continue to account for the portion of these grants that were non-vested as of January 1, 2006 under the provisions of APB 25 and related Interpretations, with pro forma disclosures under SFAS 123.

Following is a brief synopsis of the implications of adoption of this statement on our accounting practices and the estimates and judgments that are considered in determining fair value in regard to stock option grants to employees and directors:

•	The grant date fair value for all new grants issued after January 1, 2006 is being amortized to expense using the straight-line method over the vesting period of the options.

•	The expected term used in determining the fair value for options is based on the “simple” method prescribed by the SEC in Staff Accounting Bulletin 107, and considers the weighted average of the vesting period and contractual life of the options. There has been no adjustment made to the expected term to adjust for employees’ expected exercise and expected post-vesting termination behavior because we have a limited employee base and does not have sufficient historical information to determine such an adjustment.

•	The expected volatility of our common stock used in determining the fair value of option grants is based on a weighted-average combination of the volatility of our own stock price and that of a group of peer companies since we do not have sufficient historical data from which to base an appropriate volatility assumption.

•	Since we have a limited employee base, at this time we do not have sufficient historical information to determine a reasonable forfeiture rate for options that might not vest because of employee terminations. When an employee terminates, we will record a change in accounting estimate that represents the difference between the expense recorded under the straight-line method and the expense that would have been recorded based upon the rights to options that vested during the individual’s service as an employee.

Non-employees

Stock-based compensation related to option grants to non-employees is charged to expense on a straight line basis over the vesting period of the options, based on the fair value of the options, which approximates the period over which the related services are rendered, using the Black-Sholes option pricing model. The assumptions used in these calculations are similar to those used for the SFAS 123 disclosures for options granted to employees, with the exception that, for non-employee options, we are required to use the remaining contractual term as the life of the option and the fair value related to unvested non-employee options is remeasured quarterly, based on the then current stock price as reflected on the Nasdaq Stock Market.

Stock-based compensation for options to employees – impact of adopting SFAS 123R

The following table indicates the impact of implementation of SFAS 123R for employee options on our statement of operations.

	Three months ended June 30, 2006			Six months ended June 30, 2006
Operating Expense Category (amounts in thousands)	Research and development	General and administrative	Total	Research and development	General and administrative	Total
Expense under provisions of APB 25	$—	$102	$102	$1	$228	$229
Incremental expense	127	147	274	281	293	574

Expense under provisions of SFAS123R	$127	$249	$376	$282	$521	$803

The table below provides an estimate of the amounts that we will record as operating expense in our statement of operations for the remainder of 2006, based on the non-vested portion of options granted prior to the January 1, 2006 that remained non-vested as of June 30, 2006. There will be no impact on our financial condition or cash flow as these charges are all non-cash amounts. It should be noted that the amounts actually recorded during the remainder of 2006 may differ from the figures presented in this table due to the issuance of any new grants or employee terminations during the remainder of the year. These amounts may not be indicative of the level of expense that will be recorded in future years due to the decelerating scale of expense recognition under the graded vesting method used to amortize the cost of options granted prior to January 1, 2006 and due to the possible issuance of any new grants or employee terminations.

	Remainder of 2006
Operating Expense Category (amounts in thousands)	Research and development	General and administrative	Total
Expense under provisions of APB 25	$1	$145	$146
Incremental expense	219	249	468

Expense under provisions of SFAS123R	$220	$394	$614

As of June 30, 2006, the Company had the following amounts of unrecognized compensation expense for employee options outstanding as of that date.

	Amount	Weighted- average period
	(in thousands)	(in years)
Remaining deferred compensation related to options granted prior to the IPO, to be expensed under the provisions of APB 25	$374	2.5
Remaining fair value to be expense
Options granted after IPO through 2006, using fair value under SFAS 123	1,181	3.3
Options granted during 2006, using fair value under SFAS 123R	631	3.8

Total	$2,186

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES

Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss. As of June 30, 2006, our cash and cash equivalents consisted primarily of money market funds maintained at major U.S. financial institutions, and the short-term and long-term investments consist of corporate debt securities and U.S. government obligations. To minimize our exposure to interest rate market risk, we have limited the maturities of our investments to less than two years with an average maturity not to exceed one year. Due to the short-term nature of these instruments, a 1% increase or decrease in market interest rates would not have a material adverse impact on the total value of our portfolio as of June 30, 2006.

Currency Risk

In 2004, we signed a master agreement with a CRO to assist us in the conduct of clinical trials in Europe. The costs of these trials are denominated in Euros, which the vendor converts into U.S. dollars for invoicing as costs are incurred, generally on a monthly basis. Thus, we may bear some currency rate exposure for the costs of these trials. As of December 31, 2005, we had executed amendments to this agreement that included Euro-denominated commitments of approximately 6.0 million Euros. In March 2006, we signed an additional amendment to our agreement with this CRO to add five European sites to our U.S.-based Phase 3 trials. The preparatory work for this effort had begun in late 2005 under a letter of intent with the CRO. The total commitment under this amendment is approximately 818,000 Euros, approximately $975,000 based on the conversion rate at the time of signing, of which approximately $65,000 (53,000 Euros) had been committed previously under the letter of intent. Approximately 2.4 million Euros had not been expended or accrued as of June 30, 2006, which is equivalent to approximately $3.0 million, using the exchange rate as of that date. A 1% increase or decrease in the currency rate of exchange between the U.S. Dollar and the Euro would have an impact of approximately $30,000 on the unexpended cost of these trials. These trials are expected to be conducted through the third quarter of 2007. The timing of payments for these trials will depend upon various factors including the pace of site selection, patient enrollment, and other trial activities. The master agreement with this CRO provides for termination by us with forty-five days’ notice.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation as of June 30, 2006, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings.

ITEM 1A - RISK FACTORS

In addition to other information in this report, the following factors should be considered carefully in evaluating our company.

The risk factors set forth below contain a number of changes relative to those set forth in the “RISK FACTORS” section of our annual report on Form 10-K for the year ended December 31, 2005. The material changes relate primarily to the progress of clinical trials for our lead product CORLUX® for the treatment of the psychotic features of Psychotic Major Depression (PMD), the need for additional supportive studies to be conducted in connection with our planned New Drug Application (NDA) submission to the United States Food and Drug Administration (FDA) for that product, and our increased funding requirements. Additional risks and uncertainties of which we are unaware or currently deem less material may also become important factors that may harm our business.

If any of the risks or uncertainties described in this Form 10-Q or in our annual report on Form 10-K for the year ended December 31, 2005 actually occurs, our business, results of operations or financial condition could be materially adversely affected. The risks and uncertainties described in this Form 10-Q are not the only ones facing the company. Except as required by law, we undertake no obligations to update any risk factors.

Risks Related to Our Business

We will depend heavily on the success of our lead product, CORLUX, which is still in development. If we are unable to commercialize CORLUX, or experience significant delays in doing so, we may be unable to generate revenues and our stock price may decline.

We have invested a significant portion of our time and financial resources since our inception in the development of CORLUX. We currently do not have any commercial products and we anticipate that for the foreseeable future our ability to generate revenues and achieve profitability will be solely dependent on the successful development, approval and commercialization of CORLUX. We are conducting three Phase 3 clinical trials, two primarily in the United States and one in Europe, for CORLUX for the treatment of the psychotic features of PMD which will form the basis of an application for FDA approval. Our two primarily U.S.-based trials commenced in September 2004 (Study 07) and in October 2004 (Study 06.) Both of these trials are covered by Special Protocol Assessments, or SPAs, from the FDA. In addition, in the second quarter of 2005, we initiated a third Phase 3 trial in Europe (Study 09.)

While we expect that the initial results of Study 07 and Study 09 will be reported in August and September 2006, respectively, and that the initial results of Study 06 will be reported in the fourth quarter of 2006, we cannot assure you that this will occur. Even though we have SPAs covering Study 06 and Study 07, we may decide, or the FDA may require us, to pursue additional clinical trials to demonstrate the safety and/or efficacy of CORLUX or to pursue additional supportive studies. If we are unable to successfully conclude our clinical development program and obtain regulatory approval for CORLUX for the treatment of the psychotic features of PMD, we may be unable to generate revenue and our stock price may decline.

Many factors could harm our efforts to develop and commercialize CORLUX, including:

•	negative, inconclusive or otherwise unfavorable results from our pre-clinical or clinical development programs;

•	side effects that may be identified in the course of our clinical trials;

•	changes or delays in our clinical development program;

•	rapid technological change making CORLUX obsolete;

•	increases in the costs of our clinical trials;

•	an inability to obtain, or delay in obtaining, regulatory approval for the commercialization of CORLUX for the treatment of the psychotic features of PMD;

•	an inability to manufacture CORLUX or the active ingredient in CORLUX in commercial quantities and at an acceptable cost; and

•	political concerns relating to other uses of mifepristone that could limit the market acceptance of CORLUX.

Our clinical trials may not demonstrate that CORLUX is safe and effective. If our clinical program for CORLUX for the treatment of the psychotic features of PMD does not demonstrate safety and efficacy, our business will be harmed.

To gain regulatory approval from the FDA to market CORLUX for the treatment of the psychotic features of PMD, our Phase 3 clinical trials must demonstrate the safety and efficacy of CORLUX for this treatment. In addition to our clinical trials, we are conducting, or plan to conduct, carcinogenicity studies, toxicology tests and other studies in support of our planned NDA. Clinical development is a long, expensive and uncertain process and is subject to delays, and data obtained from clinical trials and supportive studies are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Favorable results of preclinical studies and initial clinical trials of CORLUX are not necessarily indicative of the results we will obtain in later clinical trials. While we have obtained favorable results in some of our clinical trials, these results have not been sufficient to support an application for FDA approval. The Phase 3 clinical trials we are currently conducting may not demonstrate that CORLUX is safe or effective. In addition, we cannot assure you that supportive studies and tests will produce favorable results.

We will need additional capital in the near future in order to complete the activities we deem necessary to submit to the FDA an NDA for CORLUX for the treatment of PMD. If we are unable to raise adequate capital or we are delayed in raising capital or completing our clinical program, our business will be harmed.

During the development of CORLUX, we have been engaged in dialogue with the FDA to determine an acceptable development plan which would enable the Agency to complete its review in a satisfactory manner. Recently, the FDA recommended that we conduct a dose proportionality study and other studies to determine whether there are interactions between CORLUX and some commonly used drugs. We are continuing our dialogue with the FDA to define any additional data needed to complete an NDA. If this dialogue proceeds as anticipated and the clinical data warrant, we expect to submit an NDA in 2007. Although our cash and marketable securities will enable us to complete our ongoing Phase 3 trials, we will need to raise additional funds to complete the NDA and to fund increases in our research and development and general and administrative activities in the remainder of 2006 and subsequent years. Our inability to raise capital will result in a delay of the performance of these activities and harm our business and product development efforts. We believe that our ability to secure additional funding in the near term will depend largely on the result of our ongoing Phase 3 clinical trials.

Further, we may decide, or the FDA or other regulatory authorities may require us, to pursue additional clinical, pre-clinical or manufacturing studies to satisfactorily complete our NDA. Additional trials or studies will require additional funding which is not assured. Also, it is possible that additional trials or studies that we decide are necessary or desirable will delay the submission of our NDA.

If adequate funds are not available for our currently contemplated trials and studies, or for any further ones that we may decide are necessary or desirable, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish certain rights to our technologies or products, including potentially our lead product, that we would otherwise seek to develop on our own. Even if funds are available, additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Even after we conduct all of the clinical trials and supportive studies that we consider appropriate for an optimal NDA, we may not receive regulatory approval to market CORLUX.

Many other factors could delay or result in termination of our clinical trials, including, but not limited to:

•	negative or inconclusive results;

•	slow patient enrollment;

•	patient noncompliance with the protocol;

•	adverse medical events or side effects among patients during the clinical trials;

•	FDA inspections of our clinical operations; and

•	real or perceived lack of effectiveness or safety of CORLUX.

We may need additional capital and the failure to obtain it on acceptable terms will harm our business. If we are successful in raising additional capital, it may result in dilution to our stockholders.

At any point in time, our anticipated financing needs are based on our operating plans. Currently our plans are based largely on our clinical development program for PMD and our current business plan, which may change as a result of many factors, including, but not limited to:

•	the costs, timing of enrollment and results of our Phase 3 clinical trials;

•	changes in the exchange rate between the Euro and the U.S. Dollar;

•	the results of our research efforts and other clinical trials;

•	the requirement to perform additional clinical trials and supportive studies;

•	performing additional clinical trials if we consider it advantageous;

•	the timing of the approval by the FDA, if any, to market CORLUX for the treatment of the psychotic features of PMD;

•	developments or disputes concerning patents or proprietary rights, including announcements of claims of infringement, interference or litigation against us or our licensors;

•	actual or anticipated fluctuations in our operating results;

•	changes in our growth rates;

•	the timing of commercialization of CORLUX and future product candidates; and

•	the reimbursement policies of third-party insurance companies or government agencies.

Consequently, we may need more funding than anticipated, and may need it sooner than anticipated. We currently have no credit facility or committed sources of capital. Our inability to raise capital will harm our business and product development efforts.

In addition to our current need to raise funds, we will need to raise funds in the future to support commercialization if our PMD development plans are successful, and for other development programs. We may choose to raise additional capital at any time based on market conditions or strategic considerations even if we believe we have raised sufficient funds for our current or future operating plans. Additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We are a development stage company with no current source of product revenue. We have a limited history of operations and have focused primarily on clinical trials, and if the outcome of our clinical trials supports it, we plan to seek FDA regulatory clearance to market CORLUX for the treatment of the psychotic features of PMD. Historically, we have funded our operations primarily from the sale of our equity securities. We have incurred losses in each year since our inception in 1998. As of June 30, 2006, we had an accumulated deficit of approximately $88.2 million. We do not know when or if we will generate product revenue. Subject to our ability to raise additional funds, we expect our research and development expenses to increase in connection with the clinical trials and other development activities for CORLUX and for other product candidates. We expect to incur significant expenses related to the preparation for commercializing CORLUX and for the product’s launch, if the FDA approves our NDA. As a result, we expect that our losses will increase for the foreseeable future. We are unable to predict the extent of any future losses or whether or when we will become profitable.

We depend on clinical investigators and clinical sites to enroll patients in our clinical trials and other third parties to manage the trials and to perform related data collection and analysis, and, as a result, we may face costs and delays outside of our control.

We rely on clinical investigators and clinical sites to enroll patients and other third parties to manage our trials and to perform related data collection and analysis. However, we may not be able to control the amount and timing of resources that the clinical sites that conduct the clinical testing may devote to our clinical trials. For example, we reported in September 2005 that, due to a slower than anticipated pace of patient enrollment, we had revised the date by which we expect to report the results of Study 06, one of our three Phase 3 efficacy studies. Prior to the September announcement, we had expected to report results from this clinical trial in the first half of 2006. We now expect to report these results in the fourth quarter of 2006. There can be no assurance that the steps we are taking to increase the pace of enrollment will be successful. Also, results announced from Study 07 and Study 09 may affect the pace of enrollment. If our clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials or fail to enroll them on our planned schedule, we will be unable to complete these trials or to complete them as planned, which could delay or prevent us from obtaining regulatory approvals for CORLUX. Our clinical trials for product candidates other than CORLUX for the treatment of PMD are subject to similar risks.

We have contracted with Premier Research (formerly Scirex Corporation), PPD Development, LP, (PPD), and i3 Research, an Ingenix Company (i3), to monitor clinical site performance and to perform investigator supervision, data collection and analysis in our Phase 3 clinical trials. We may not be able to maintain these relationships with Premier Research, PPD or i3 or to establish relationships with qualified clinical sites without undue delays or excessive expenditures. Any delay in contracting with qualified clinical sites to conduct our clinical testing may delay the completion of Study 06, the Phase 3 clinical trial for which patient enrollment has not been completed or the commercialization of CORLUX.

Our agreements with clinical investigators and clinical sites for clinical testing and with Premier Research, PPD and i3 for trial management services place substantial responsibilities on these parties, which could result in delays in, or termination of, our Phase 3 clinical trials if these parties fail to perform as expected. For example, if any of our clinical trial sites fail to comply with FDA-approved good clinical practices, we may be unable to use the data gathered at those sites. If these clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, our Phase 3 clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approval for, or successfully commercialize, CORLUX.

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

Many factors may affect the market acceptance and commercial success of CORLUX for the treatment of the psychotic features of PMD. Although there is no FDA-approved treatment for PMD, there are two treatment approaches currently used by psychiatrists: electroconvulsive therapy, or ECT, and combination medicinal therapy. Even if the FDA approves CORLUX for the treatment of the psychotic features of PMD, physicians may not adopt CORLUX. Physicians will recommend the use of CORLUX only if they determine, based on experience, clinical data, side effect profiles and other factors, that it is preferable to other products or treatments then in use. Acceptance of CORLUX among influential practitioners will be essential for market acceptance of CORLUX.

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

Public perception of the active ingredient in CORLUX, mifepristone or RU-486, may limit our ability to market and sell CORLUX.

The active ingredient in CORLUX, mifepristone or RU-486, is used to terminate pregnancy. As a result, mifepristone has been and continues to be the subject of considerable ethical and political debate in the United States and elsewhere. Public perception of mifepristone may limit our ability to engage alternative manufacturers and may limit the commercial acceptance of CORLUX by patients and physicians. In addition, even though we intend to create measures to minimize the likelihood of the prescribing of CORLUX to a pregnant woman, physicians may decline to prescribe CORLUX to a woman simply to avoid altogether any risk of unintentionally terminating a pregnancy.

We have no manufacturing capabilities and we currently depend on third parties who are single source suppliers to manufacture CORLUX. If these suppliers are unable to continue manufacturing CORLUX and we are unable to contract quickly with alternative sources, our business will be harmed.

We currently have no experience in, and we do not own facilities for, nor do we plan to develop facilities for, manufacturing any products. We have an agreement with a manufacturer of the active pharmaceutical ingredient, or API, of mifepristone and an agreement with a tablet manufacturer for development quantities of CORLUX. The tablet and the API manufacturers are single source suppliers to us. Our current arrangements with these manufacturers are terminable by either party at any time. Although we have identified a potential second API manufacturer, we cannot guarantee that we will enter into an agreement with them to manufacture API on terms acceptable to us. Although we anticipate engaging our current tablet supplier to produce commercial quantities of CORLUX, we cannot guarantee that we will enter into an agreement with them on terms acceptable to us. If we are unable, for whatever reason, to obtain the active pharmaceutical ingredient or CORLUX tablets from our contract manufacturers, we may not be able to manufacture our required quantities of CORLUX in a timely manner, if at all.

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

We only have experience with CORLUX and we may determine that CORLUX is not desirable for uses other than for the treatment of the psychotic features of PMD. In that event, we would have to identify and may need to secure rights to a different GR-II antagonist. For example, we do not intend to develop CORLUX for mitigation of the weight gain associated with the use of olanzapine, even though we have initiated the proof of concept study described earlier in this Form 10-Q. We may pursue other GR-II antagonists for this use. The compounds developed pursuant to our discovery research program may fail to generate commercially viable product candidates in spite of the resources we have dedicated to the program. Even if product candidates are identified, we may abandon further development efforts before we reach clinical trials or after expending significant expense and time conducting clinical trials due to financial constraints, concerns over safety, efficacy of the product candidates or for other reasons. Moreover, governmental authorities may enact new legislation or regulations that could limit or restrict our development efforts. If we are unable to successfully discover and commercialize new uses for GR-II antagonists, we may be unable to generate sufficient revenue to support our operations.

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

Combination medicinal therapy consists of the use of antipsychotic and antidepressant medicines, not currently approved for the treatment of PMD. The antipsychotics are prescribed for off-label use by physicians to treat the psychotic features of PMD, which is the clinical target of CORLUX. Antipsychotics include Bristol-Myers Squibb’s Abilify, Novartis’ Clozaril, Pfizer’s Geodon and Navane, Ortho-McNeil’s Haldol, Janssen Pharmaceutica’s Risperdal, AstraZeneca’s Seroquel, GlaxoSmithKline’s Stelazine and Thorazine, Mylan’s thioridazine, Schering Corporation’s Trilafon and Eli Lilly’s Zyprexa. CORLUX may not compete effectively with these established treatments. We are aware of one clinical trial conducted by the pharmaceutical division of Akzo Nobel, for a new chemical entity for the treatment of PMD. This new chemical entity is a GR-II antagonist, the commercial use of which would be covered by our patent. As discussed above, in 2004, Akzo Nobel filed an observation in our exclusively licensed European patent application with claims directed to PMD, in which Akzo Nobel challenged the claims of that patent application. In 2005, we filed a rebuttal to the EPO that responded to the points raised by Akzo Nobel. In February 2006, the EPO allowed our patent application. We are not aware of any public disclosures by any company, other than Akzo Nobel, regarding the development of new products to treat PMD. Our present and potential competitors include major pharmaceutical companies, as well as specialized pharmaceutical firms, universities and public and private research institutions. Moreover, we expect competition to intensify as technical advances are made. These competitors, either alone or with collaborative parties, may succeed with the development and commercialization of medicinal products that are superior to and more cost-effective than CORLUX. Many of our competitors and related private and public research and academic institutions have greater experience, more financial resources and larger research and development staffs than we do. In addition, many of these competitors, either alone or together with their collaborative partners, have significantly greater experience than we do in developing human medicines, obtaining regulatory approvals, manufacturing and commercializing products.

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

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended August 8, 2006, our average daily trading volume has been approximately 38,000 shares and the intra-day sales prices per share of our common stock ranged from $3.45 to $7.00. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

As of August 8, 2006, our officers, directors and principal stockholders control a majority of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K. In addition, the independent registered public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting, as well as the effectiveness of the company’s internal controls over financial reporting. This requirement may first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2007. Uncertainty exists regarding our ability to comply with these requirements by applicable deadlines. If we are unable to complete the required assessment as to the adequacy of our internal control reporting or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as the required deadline and future year ends, investors could lose confidence in the reliability of our financial reporting.

Changes in or interpretations of accounting rules and regulations, such as expensing of stock options, could result in unfavorable accounting charges or require us to change our compensation policies.

Accounting methods and policies for business and marketing practices of pharmaceutical companies, including policies regarding expensing employee stock options, are subject to further review, interpretation and guidance from relevant accounting authorities, including the SEC. For example, in December 2004, the Financial Accounting Standards Board adopted Financial Accounting Standard 123R, “Share Based Payment.” This statement, which we adopted in the first quarter of 2006, requires the recording of expense for the fair value of stock options granted. As a result, our operating expenses have increased and are likely to continue to increase. We rely heavily on stock options to compensate existing employees and attract new employees. Because we are now required to expense stock options on a fair-value basis, we may choose to reduce our reliance on stock options as a compensation tool. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees. If we did not reduce our reliance on stock options, our reported losses would increase.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIESAND USE OF PROCEEDS

Proceeds from Sale of Registered Securities.

On April 19, 2004, we completed an initial public offering of 4,500,000 shares of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the “Registration Statement”) (Reg. No. 333-112676) that was declared effective by the SEC on April 14, 2004. The offering commenced on April 14, 2004. After deducting the underwriting discounts and commissions and the estimated offering expenses described above, we received net proceeds from the offering of approximately $49.0 million. During the quarter ended June 30, 2006, approximately $5.6 million of the net proceeds was used for research and development activities and approximately $900,000 was used for general and administrative activities. Between the effective date of the Registration Statement and June 30, 2006, approximately $32.9 million of the net proceeds was used for research and development activities and approximately $7.4 million was used for general and administrative activities. The remaining proceeds from the offering have been placed in temporary investments of marketable securities for future use as needed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on June 6, 2006 to consider and vote on proposals to elect directors to serve for the ensuing year and until their successors are elected and qualified and to ratify the selection by the Audit Committee of the Board of Directors of Ernst & Young, LLP, as independent registered public accounting firm of the Company for its fiscal year ending December 31, 2006.

The total number of shares voted at the annual meeting was 20,137,212. The voting on the two matters is set forth below:

Proposal 1 – Election of officers

The following directors were elected to serve for the ensuing year and until their successors are elected and qualified.

Director:	For	Against	Withheld
G. Leonard Baker, Jr.	20,136,612	—	600
Joseph K. Belanoff, M.D.	20,136,612	—	600
Joseph C. Cook, Jr.	20,136,308	—	904
James A. Harper	20,136,308	—	904
David L. Mahoney	20,136,612	—	600
Alix Marduel, M.D.	19,583,442	—	553,770
Alan F. Schatzberg, M.D.	19,944,636	—	192,576
David Singer	20,136,512	—	700
James N. Wilson	19,662,312	—	474,900

Proposal 2 – Proposal to ratify the selection by the Audit Committee of the Board of Directors of Ernst & Young, LLP, as independent registered public accounting firm of the Company for its fiscal year ending December 31, 2006:

For	20,129,689
Against	7,023
Withheld	500

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

CORCEPT THERAPEUTICS INCORPORATED

Date: August 14, 2006	/s/ JOSEPH K. BELANOFF
Joseph K. Belanoff, M.D. Chief Executive Officer

Date: August 14, 2006	/s/ Fred Kurland
Fred Kurland Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Fred Kurland.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Fred Kurland.