Form 10-Q
period 2007-03-31
CORCEPT THERAPEUTICS INC
filed 2007-05-10
CIK 1088856

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

On May 7, 2007 there were 34,741,766 shares of common stock outstanding at a par value $.001 per share.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(In thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$14,744	$8,906
Short-term investments	—	550
Prepaid expenses and other current assets	368	343

Total current assets	15,112	9,799
Property and equipment, net of accumulated depreciation	35	38
Other assets	61	65

Total assets	$15,208	$9,902

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$809	$916
Accrued clinical expenses	919	2,224
Accrued compensation	133	138
Obligations under capital lease, short-term	13	13
Other accrued liabilities	321	222

Total current liabilities	2,195	3,513
Obligations under capital lease, long-term	26	29

Total liabilities	2,221	3,542

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	35	26
Additional paid-in capital	114,209	105,125
Notes receivable from stockholders	(111)	(125)
Deferred compensation	(173)	(228)
Deficit accumulated during the development stage	(100,973)	(98,438)

Total stockholders’ equity	12,987	6,360

Total liabilities and stockholders’ equity	$15,208	$9,902

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Period from inception (May 13, 1998) to March 31, 2007
	2007	2006
Collaboration revenue	$108	$121	$401

Operating expenses:
Research and development*	1,601	5,784	79,398
General and administrative*	1,135	1,316	25,408

Total operating expenses	2,736	7,100	104,806

Loss from operations	(2,628)	(6,979)	(104,405)

Interest and other income, net	96	252	3,691
Other expense	(3)	(3)	(259)

Net loss	$(2,535)	$(6,730)	$(100,973)

Basic and diluted net loss per share	$(0.10)	$(0.30)

Shares used in computing basic and diluted net loss per share	25,932	22,658

* Includes non-cash stock-based compensation consisting of the following:
Research and development	$29	$193	$4,560
General and administrative	221	280	6,025

Total non-cash stock-based compensation	$250	$473	$10,585

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,		Period from inception (May 13, 1998) to March 31, 2007
	2007	2006
Operating activities
Net loss	$(2,535)	$(6,730)	$(100,973)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization of property and equipment	3	3	78
Expense related to stock options, net of reversals	250	452	10,230
Expense related to stock issued for services or in conjunction with license agreement	—	4	75
Expense related to stock issued below fair value	—	17	522
Interest accrued on convertible promissory note	—	—	104
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(25)	(1,125)	(368)
Other assets	4	(3)	(61)
Accounts payable	(107)	682	809
Accrued clinical	(1,305)	1,063	919
Other liabilities	94	(75)	454

Net cash used in operating activities	(3,621)	(5,712)	(88,211)

Investing activities
Purchases of property and equipment	—	—	(54)
Purchases of short-term and long-term investments	—	(1,299)	(108,346)
Maturities of short-term and long-term investments	550	5,326	108,346

Net cash provided by (used in) investing activities	550	4,027	(54)

Financing activities
Proceeds from issuance of common stock, net of cash paid for issuance costs	8,898	4	60,935
Proceeds from issuance of convertible preferred stock, net of cash paid for issuance costs	—	—	40,378
Proceeds from issuance of convertible notes	—	—	1,543
Proceeds from repayment of stockholder notes	14	—	173
Principal payments of obligations under capital leases	(3)	(3)	(20)

Net cash provided by financing activities	8,909	1	103,009

Net increase (decrease) in cash and cash equivalents	5,838	(1,684)	14,744
Cash and cash equivalents, at beginning of period	8,906	3,816	—

Cash and cash equivalents, at end of period	$14,744	$2,132	$14,744

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

The accompanying unaudited balance sheet as of March 31, 2007 and statements of operations for the three-month periods ended March 31, 2007 and 2006 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2006 has been derived from audited financial statements at that date.

Management Plans

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue for at least the next several years. The Company plans to continue to finance its operations through the sale of its equity and debt securities. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent upon successful execution of its financing strategy. In March 2007 the Company reported that Study 06, the last of three Phase 3 trials evaluating CORLUX® for treating the psychotic features of Psychotic Major Depression (“PMD”), like the previous two Phase 3 trials, did not achieve statistical significance with respect to its primary endpoint.

As reflected in the accompanying financial statements as of March 31, 2007, the Company had cash, cash equivalents and investments of $14.7 million, working capital of $12.9 million and an accumulated deficit of $101.0 million. The Company has sufficient funds to maintain its current operations through the completion and reporting of results of the proof-of-concept weight-gain mitigation study, expected during the third quarter of 2007, to prepare for the next Phase 3 trial and to continue development of its new chemical entities.

The Company will need to raise additional funds in order to sustain its operations at anticipated levels beyond early 2008. Although the Company’s management recognizes the need to raise funds in the future, there can be no assurance that the Company will be successful in consummating any such transaction, or, if the Company does consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to it. Any failure by the Company to obtain additional funding will have a material adverse effect upon it and will likely result in the Company’s inability to continue as a going concern. If the Company is not able to raise additional funds, it will not be able to continue operations beyond the end of the first quarter of 2008.

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

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

Revenue Recognition

Collaboration revenue relates to services rendered in connection with an agreement signed in October 2005 with Eli Lilly and Company (“Lilly”) in which Lilly has agreed to support the Company’s proof-of-concept clinical study evaluating the ability of CORLUX, a GR-II antagonist, to mitigate weight gain associated with the use of olanzapine. Under the agreement, Lilly will supply olanzapine and pay for the study. The Company is required to perform development activities as specified in this agreement and is reimbursed based on the costs associated with the conduct of the trial and the preparation and packaging of clinical trial materials. Revenue is recognized as services are rendered in accordance with the agreement. The cost of providing these research services approximates the revenue recognized. If the costs of the study exceed budgeted amounts, Lilly may not pay for the excess. As of March 31, 2007, the costs have not exceeded the budgeted amounts and the Company does not expect that they will.

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

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of SFAS No. 109, Accounting for Income Taxes (SFAS 109). As a result of the implementation of FIN 48, the Company did not recognize any adjustment to the liability for uncertain tax positions or to its deferred tax assets for unrecognized tax benefits, all of which are currently offset by a full valuation allowance. Therefore, there was no adjustment to the beginning balance of retained earnings on the balance sheet.

No amounts have been recognized as interest or penalties on income tax related matters.

All tax years from inception remain open to examination by the Internal Revenue Service and the California Franchise Tax Board until such time as the net operating losses and research credits are either fully utilized or expire.

Recently Issued Accounting Standards

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 addresses quantifying the financial statement effects of misstatements: specifically, how the effects of prior year uncorrected misstatements must be considered in quantifying misstatements in the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. We have adopted SAB 108 as of January 1, 2007, as required. There was no material effect on our financial statements from the implementation of SAB 108.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financing Liabilities – including an amendment of SFAS Statement No. 115, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

2.	Capital Stock

On March 30, 2007, the Company sold 9.0 million shares of common stock at a price of $1.00 per share in a private placement. The net proceeds were approximately $8.9 million after deducting issuance costs.

3.	Stock Option Plans

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

There were no stock options exercised during the quarter ended March 31, 2007.

Stock-based compensation for employee options

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

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

pricing model and has used the Black-Scholes option pricing model for determining the fair value of options granted on or after that date.

	Three Months Ended March 31,
	2007	2006
	(in Thousands, except per share data)
Net loss—as reported	$(2,535)	$(6,730)
Adjustments to net loss related to stock awards to employees and directors accounted for under the intrinsic value method:
Add back amortization of deferred compensation	55	126
Deduct stock-based employee compensation expense determined under SFAS 123	(72)	(164)

Pro forma net loss	$(2,552)	$(6,768)

Net loss per share
As reported — basic and diluted	$(0.10)	$(0.30)
Pro forma — basic and diluted	$(0.10)	$(0.30)

The pro forma adjustments reflected in the table above relate only to those options granted to employees and directors prior to the IPO because as discussed above, these options continue to be accounted for using the intrinsic value method. This pro forma adjustment is not required after December 31, 2005 for options granted after the IPO that are now accounted for under SFAS 123R as their expense is recorded based on fair value at the date of grant since the adoption of SFAS 123R.

Assumptions used in determining fair value for options granted to employees

The following table summarizes the weighted-average assumptions and resultant fair value for options granted to employees and directors during the first quarter of 2006. There were no new options granted during the first quarter of 2007.

Three Months Ended March 31, 2006
Weighted average assumptions for stock options granted:
Risk-free rates	4.67%
Expected term	6.1 years
Expected volatility of stock price	82.6%
Dividend rate	0%
Weighted average fair value of grants issued	$3.63

The expected term for options granted during the quarter ended March 31, 2007 is based on the “simple” method prescribed by the SEC in Staff Accounting Bulletin 107, and considers the weighted average of the vesting period and contractual life of the options. There has been no adjustment made to the expected term to adjust for employees’ expected exercise and expected post-vesting termination behavior because the Company has a limited employee base and does not have sufficient historical information to determine such an adjustment.

The expected volatility of the Company’s stock used in determining the fair value of option grants is based on a weighted-average combination of the volatility of the Company’s own stock price and that of a group of peer companies since the Company does not have sufficient historical data from which to base an appropriate valuation assumption.

Non-employees

Options granted to non-employees are accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services (“EITF 96-18”), and are periodically re-measured as they are earned.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

4.	Comprehensive Loss

Comprehensive loss is comprised of net loss and the change in unrealized gains and losses on available-for-sale securities. The following table presents the components of comprehensive loss for the periods presented. All figures are in thousands.

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Net loss as reported	$(2,535)	$(6,730)
Change in unrealized loss	—	32

Comprehensive net loss	$(2,535)	$(6,698)

5.	Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period less outstanding shares subject to repurchase. Outstanding shares subject to repurchase are not included in the computation of basic net loss per share until the Company’s time-based repurchase rights have lapsed.

	Three Months Ended March 31,
	2007	2006
	(In thousands, except per share amounts)
Net loss (numerator)	$(2,535)	$(6,730)

Shares used in computing historical basic and diluted net loss per share (denominator)
Weighted-average common shares outstanding	25,932	22,704
Less weighted-average shares subject to repurchase	—	(46)

Denominator for basic and diluted net loss per share	25,932	22,658

Basic and diluted net loss per share	$(0.10)	$(0.30)

The following table presents information on securities outstanding as of the end of each period that could potentially dilute the per share data in the future.

	March 31,
	2007	2006
	(in thousands)
Shares subject to repurchase	—	37
Stock options outstanding	1,741	1,470

Total	1,741	1,507

See Note 6—Subsequent Events—for a discussion of changes during April 2007 in the number of stock option awards outstanding.

6.	Subsequent Events

On April 16, 2007, the Board of Directors granted stock options for a total of 2.0 million shares to employees and officers of the Company at an exercise price of $1.50 per share, the closing price of the Company’s stock on the Nasdaq Stock Market as of the date of grant. These options vest monthly over a four-year period.

Also, during April 2007, options for a total of approximately 173,000 shares were cancelled or forfeited as the result of employee terminations and the Company recorded a reversal of approximately $395,000 of stock-compensation expense related to the an employee resignation. This reversal represents the excess of expense related to options granted to this individual that has been recorded under the graded vesting method as compared with the expense associated with stock options that actually vested prior to the termination of employment.

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

Our current capital is not sufficient to fund operations beyond the end of the first quarter of 2008. We need additional capital in order to continue operations and capital may not be available to us at all or on favorable terms.

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

We reported the initial results of Study 06, the last of the three Phase 3 trials, in March 2007. These results indicated that this study did not achieve statistical significance with respect to the primary endpoint, 50% improvement in the Brief Psychiatric Rating Scale Positive Symptom Subscale, or BPRS PSS, at Day 7 and at Day 56. However, there was a statistically significant correlation between plasma levels and clinical outcome achieved during treatment. Patients whose plasma levels rose above a predetermined threshold statistically separated from both those patients whose plasma levels were below the threshold and those patients who received placebo. In particular, those patients in Study 06 who achieved a predetermined level of 1661 nanograms of CORLUX per milliliter of plasma separated from the placebo group with statistical significance for the primary endpoint. Conversely, at substantially lower plasma levels, there was no distinguishable response rate between patients who received CORLUX and those receiving placebo. This study confirms a similar finding in Study 07 that at higher plasma levels the drug candidate is able to demonstrate desired clinical effects. Further, the incidence of serious adverse events did not differ between placebo and any of the three CORLUX dose groups.

Data aggregated from our major efficacy studies of similar design, Study 03, Study 06, Study 07 and Study 09, (724 observed cases) indicate that the patients who received CORLUX separated from the placebo group with statistical significance for the endpoint, 50% improvement in the BPRS PSS at Day 7 and at Day 56. In addition, using the same endpoint, patients who achieved a drug level in their plasma that was greater than the 1661 nanograms per milliliter threshold mentioned above, statistically separated from both those patients whose plasma levels were below this threshold and those patients who received placebo.

We believe that the confirmation of a drug concentration threshold for efficacy, as well as other observations from Study 06 and the company’s other two recently completed Phase 3 clinical trials, will serve as a strong basis for our next Phase 3 study, which is planned to commence later in 2007. The protocol for this trial will incorporate the learnings from the three completed trials that address the sensitivity of the model and decrease the random variability observed in the results of the psychometric instruments used to measure efficacy. We intend to meet with the FDA to discuss and seek input concerning the design of this trial. In this trial we expect to use a dose level of 1200 mg once per day for seven days because, as expected, at successively higher dosages, more patients achieved the predetermined plasma threshold concentration. In Study 06, 80% of the patients achieved a drug plasma level sufficient for a strong clinical response at that dose. In our initial review of a summary of the safety data, we have seen no difference between any of the dose levels used in Study 06. We believe that this change in dose as well as other modifications to the protocol should allow us to demonstrate the efficacy of CORLUX in the treatment of the psychotic symptoms of PMD.

In October 2005, we announced that we had signed an agreement with Eli Lilly and Company, or Lilly, in which Lilly agreed to support our proof-of-concept clinical study evaluating the ability of CORLUX to mitigate weight gain associated with the use of olanzapine. This study in healthy male volunteers was initiated during the first quarter of 2006. We have relocated this study to a new site in India and have made minor changes in the protocol. We expect to report the results of this study during the third quarter of 2007.

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

We are in the development stage and have incurred significant losses since our inception because we had not generated any revenue through 2006 other than the revenue under the collaboration agreement with Lilly, and do not expect to generate significant revenue for the foreseeable future, other than the revenue under that agreement. As of March 31, 2007, we had an accumulated deficit of approximately $101.0 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for CORLUX, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing process development and regulatory activities, as well as general and administrative expenses. We expect to continue to incur net losses over at least the next several years as we continue our CORLUX clinical development program, apply for regulatory approvals, expand development of GR-II antagonists for new indications, acquire and develop treatments in other therapeutic areas, establish sales and marketing capabilities and expand our operations.

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

In April 2007, Nasdaq granted our request to be transfer our the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market. By transferring to the Nasdaq Capital Market, we are currently in compliance with all listing requirements.

Results Of Operations

Three Months Ended March 31, 2007 and 2006

Collaboration revenue—Collaboration revenue relates to services rendered in connection with our agreement with Lilly discussed above. Under the agreement, Lilly will supply olanzapine and pay for the majority of the costs of the study. We are required to perform development activities as specified in this agreement and we are reimbursed based on the costs associated with the conduct of the trial and the preparation and packaging of clinical trial materials. Revenue is recognized as the services are rendered in accordance with the agreement. The cost of providing these research services approximates the revenue recognized.

During the first quarter of 2007, we recognized approximately $108,000 under this agreement as compared with revenue of approximately $121,000 of revenue during the first quarter of 2006.

Research and development expenses. Research and development expenses include the personnel costs related to our development activities including non-cash stock-based compensation, as well as the costs of pre-clinical studies, clinical trial preparations, enrollment and monitoring expenses, regulatory costs and the costs of manufacturing development.

Research and development expenses decreased 72% to $1.6 million for the three-month period ended March 31, 2007, from $5.8 million for the three-month period ended March 31, 2006. The decrease in expenses reflects clinical trial cost decreases of approximately $3.7 million primarily related to clinical trial expenses for PMD. In addition, during the three-month period ended March 31, 2007 as compared to the similar period in 2006, there were decreases in pre-clinical studies of approximately $205,000, and staffing expenses of approximately $200,000 that included decreases in non-cash stock-based compensation of approximately $130,000.

Below is a summary of our research and development expenses by major project:

	Three Months Ended March 31,
Project	2007	2006
	(in thousands)
CORLUX for the treatment of the psychotic features of PMD	$1,346	$5,402
CORLUX for other clinical programs	221	108
Drug discovery research	5	81
Stock-based compensation	29	193

Total research and development expense	$1,601	$5,784

We expect that research and development expenditures will decrease during the remainder of 2007 as compared to 2006 because substantially all patient activities related to clinical trials for PMD that we had been conducting were completed during 2006 and remaining reporting activities should be completed by the second quarter of 2007. Research and development expenses during the remainder of 2007 and future years will be largely dependent on the availability of additional funds to finance clinical development plans based on our experience from prior trials. See also, the “Liquidity and Capital Resources” section in this Form 10-Q.

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

General and administrative expenses decreased 14% to $1.1 million for the three-month period ended March 31, 2007, from $1.3 million for the three-month period ended March 31, 2006, primarily due to decreases in professional fees of approximately $100,000 and decreases in staffing costs of approximately $85,000 that included decreases in non-cash stock-based compensation of approximately $50,000.

During the quarter ending June 30, 2007, we expect that general and administrative expenses will decrease as compared to the expense level for the same period in 2006. With the resignation of an employee in April, we have recorded a reversal of approximately $395,000 of stock-compensation expense during the second quarter of 2007. This reversal, which represents the excess of expense under the graded vesting method as compared with the expense associated with stock options that actually vested prior to this termination, will be partially offset by approximately $100,000 per quarter of compensation expense related to stock options granted to officers and employees on April 16, 2007. The amount of general and administrative expenses for the remainder of 2007 and future years will be largely dependent on our assessment of the staff necessary to support our continued clinical development activities and the availability of additional funds. See also, the “Liquidity and Capital Resources” section in this Form 10-Q.

Interest and other income, net. Interest and other income, net, decreased to approximately $96,000 for the three-month period ended March 31, 2007 from approximately $252,000 for the same period in 2006. The decrease was principally attributable to decreased earnings due to lower average balance of invested funds which were partially offset by higher yields on the investment portfolios during the 2007 period as compared to the 2006 period.

Other expense. Other expense, which represents state tax and interest expense on capitalized leases, was approximately $3,000 for each of the three-month periods ended March 31, 2007 and 2006.

Liquidity and Capital Resources

We have incurred operating losses since inception, and at March 31, 2007, we had a deficit accumulated during the development stage of $101.0 million. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities to fund our operations. On March 30, 2007, we sold 9 million shares of common stock at a price of $1.00 per share in a private placement. The net proceeds were approximately $8.9 million after deducting issuance costs incurred through March 31, 2007.

At March 31, 2007, we had cash, cash equivalents and investments balances of $14.7 million, compared to $9.6 million at December 31, 2006. Net cash used in operating activities for the three-month period ended March 31, 2007 was approximately $3.6 million as compared to approximately $5.7 million for the same period in 2006. The use of cash in each period was primarily a result of net losses associated with our research and development activities and amounts incurred to develop our administrative infrastructure. We expect cash used in operating activities to decrease for the next 2 quarters and then to increase in late 2007 and later years due to the continuation and expansion of our development program for PMD, research activities, commercialization activities and general and administrative expenses.

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

We plan to raise additional funds assuming investors’ acceptance of our business plan going forward, which includes additional Phase 3 clinical trial efforts in PMD, opportunities that may be created by the results of the proof-of-concept trial evaluating mitigation of atypical antipsychotic induced weight gain and the development of our new chemical entities. We cannot be certain that additional funding will be available on acceptable terms or at all. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish certain rights to our technologies or product candidates, including potentially our lead product candidate, that we would otherwise seek to develop on our own; or we may be required to discontinue operations.

Contractual Obligations and Commercial Commitments

There have been no significant new contractual obligations or commercial commitments undertaken in the quarter ended March 31, 2007.

Critical Accounting Policies and Estimates

We believe there have been no significant changes in our critical accounting estimates during the three months ended March 31, 2007 as compared to what was previously disclosed in our Form 10-K for the year ended December 31, 2006.

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

Accruals of Research and Development Costs. We recorded accruals for estimated costs of research, pre-clinical and clinical studies, and manufacturing development of approximately $920,000 and $2.2 million as of March 31, 2007 and December 31, 2006, respectively. These costs are a significant component of our research and development expenses. We make significant judgments and estimates in determining the accrual balance in each reporting period. Accrued clinical trial costs are based on estimates of the work completed under the service agreements, milestones achieved, patient enrollment and past experience with similar contracts and service providers. Our estimate of the work completed and associated costs to be accrued includes our assessment of the information received from our third-party contract research organizations and the overall status of our clinical trial activities. In the past, we have not experienced any material deviations between accrued clinical trial expenses and actual clinical trial expenses. However, actual services performed, number of patients enrolled and the rate of patient enrollment may vary from our estimates, resulting in adjustments to clinical trial expense in future periods.

Stock-based compensation for options. Stock-based compensation arises from the granting of stock options to employees and directors, as well as to non-employees.

Employees and directors

As of January 1, 2006 we adopted Statement of Financial Accounting Standard No. 123 (Revised 2004), Share-Based Payment, or SFAS 123R, under the “modified prospective” method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payments granted or modified after the effective date and (b) based on the requirements of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, or SFAS 123, for all awards granted to employees prior to the effective date of Statement 123R that remain unvested on the effective date. Prior to the adoption of SFAS 123R, we had accounted for stock-based compensation for options granted to employees and directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and had adopted the disclosure-only alternative of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). Because we had used the “minimum” value method for SFAS 123 pro forma disclosure requirements for options granted prior to the initial public offering of its common stock (“IPO”) in 2004, we continue to account for the portion of these pre-IPO grants that were non-vested as of January 1, 2006 under the provisions of APB 25 and related Interpretations, with pro forma disclosures under SFAS 123.

Under APB 25, we recorded deferred stock-based compensation related to option grants to employees and directors that represents the difference, if any, between the exercise price of an option and the fair value of our common stock on the date of the grant. Given the absence of an active market for our common stock prior to the time of our IPO in April 2004, management was required to estimate the fair value of our common stock based on a variety of company and industry-specific factors for the purpose of measuring the cost of the transaction and properly reflecting it in our financial statements. Since our IPO, all stock options have been granted at exercise prices that represent the closing price for the stock on the Nasdaq Stock Market as of the date of grant. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense over the vesting period of the underlying options, generally five years. Our policy has been to use the graded-vesting method for recognizing compensation costs for fixed employee awards for all awards granted through December 31, 2005. We amortize the deferred stock-based compensation of employee options using the graded-vesting attribution method over the vesting periods of the applicable stock options. The graded-vesting method provides for vesting of portions of the overall awards at interim dates and results in greater expense in earlier years than the straight-line method. Upon termination of employment, the difference between the expense recorded under the graded-vesting method and the expense that would have been recorded based upon the vesting of the related option is required to be reversed.

Following is a brief synopsis of our accounting practices and the estimates and judgments that are considered in determining fair value under SFAS 123R in regard to stock option grants to employees and directors:

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

Non-employees

Stock-based compensation related to option grants to non-employees is charged to expense on a straight line basis over the vesting period of the options, based on the fair value of the options, which approximates the period over which the related services are rendered, using the Black-Scholes option pricing model. The assumptions used in these calculations are similar to those used for the SFAS 123 disclosures for options granted to employees, with the exception that, for non-employee options, we are required to use the remaining contractual term as the life of the option and the fair value related to unvested non-employee options is re-measured quarterly, based on the then current stock price as reflected on the Nasdaq Stock Market.

Income Taxes In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of SFAS No. 109, Accounting for Income Taxes (SFAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have adopted FIN 48 as of January 1, 2007, as required. As a result of the implementation of FIN 48, we did not recognize any adjustment to the liability for uncertain tax positions or to our deferred tax assets for unrecognized tax benefits, all of which are currently offset by a full valuation allowance. Therefore, there was no adjustment to the beginning balance of retained earnings on the balance sheet.

Accounting Changes In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 addresses quantifying the financial statement effects of misstatements: specifically, how the effects of prior year uncorrected misstatements must be considered in quantifying misstatements in the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. We have adopted SAB 108 as of January 1, 2007, as required. There was no material impact on our financial statements from the adoption of SAB 108.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of March 31, 2007, with the exception of the operating lease for our office space.

Recently Issued Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financing Liabilities – including an amendment of SFAS Statement No. 115, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES

Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss. As of March 31, 2007, our cash and cash equivalents consisted primarily of cash money market funds maintained at major U.S. financial institutions. To minimize our exposure to interest rate market risk, we limit the maturities of our investments to less than two years with an average maturity not to exceed one year. Due to the short-term nature of these instruments, a 1% increase or decrease in market interest rates would not have a material adverse impact on the total value of our portfolio as of March 31, 2007.

Currency Risk

In 2004, we signed a master agreement with a CRO to assist us in the conduct of clinical trials in Europe. The costs of these trials are denominated in Euros, which the vendor converts into U.S. dollars for invoicing as costs are incurred, generally on a monthly basis. Thus, we may bear some currency rate exposure for the costs of these trials. As of December 31, 2006, we had executed amendments to this agreement that included Euro-denominated commitments of approximately 6.8 million Euros. Approximately 160,000 Euros had not been expended or accrued as of March 31, 2007, which is equivalent to approximately $215,000, using the exchange rate as of that date a 1% increase or decrease in the currency rate of exchange between the U.S. Dollar and the Euro would have an impact of approximately $2,000 on the unexpended cost of these trials. As of December 31, 2006, all three Euro-denominated trials have completed all patient activities and remaining reporting activities should be completed by the second quarter of 2007. The timing of payments will depend upon the actual completion of these activities. The master agreement with this CRO provides for termination by us with forty-five days’ notice.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation as of March 31, 2007, our chief executive officer and chief accounting officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Effective April 13, 2007, our chief financial officer resigned to pursue another career opportunity and we promoted our controller, Anne LeDoux, to the position of Vice President. Ms. LeDoux is now our chief accounting officer.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves significant risks. In addition to other information in this report, the following factors should be considered carefully in evaluating our company. If any of the risks or uncertainties described in this Form 10-Q or in our annual report on Form 10-K for the year ended December 31, 2006 actually occurs, our business, results of operations or financial condition could be materially adversely affected. The risks and uncertainties described in this Form 10-Q are those that we currently believe may materially affect us; however, they may not be the only ones that we face. Additional risks and uncertainties of which we are unaware or currently deem immaterial may also become important factors that may harm our business. Except as required by law, we undertake no obligations to update any risk factors.

Risks Related to Our Business

Our current capital is not sufficient to fund operations beyond the end of the first quarter of 2008. We will need additional capital in order to continue operations and capital may not be available to us at all or on favorable terms.

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

During the development of CORLUX, we have been engaged in dialogue with the FDA to determine an acceptable development plan which would enable the FDA to complete its review in a satisfactory manner. Because the results of our recently completed Phase 3 trials did not meet their primary endpoints, the FDA will require us to pursue additional clinical trials to demonstrate the safety and/or efficacy of CORLUX. The FDA generally requires at least two positive Phase 3 studies prior to the submission of an NDA. In addition, the FDA may require us to pursue additional supportive studies. Recently, the FDA recommended that we conduct a dose proportionality study and other studies to determine whether there are interactions between CORLUX and some commonly used drugs. We are continuing our dialogue with the FDA to define any additional data needed to complete an NDA. Although our cash and marketable securities have enabled us to complete our ongoing Phase 3 trials, we will need to raise additional funds for our research and development and general and administrative activities in 2007 and subsequent years. We believe that our ability to secure substantial additional funding in the near term will depend largely on investors’ acceptance of our business plan going forward, which includes a Phase 3 clinical trial in PMD and the development of our new chemical entities. We cannot be certain that additional funding will be available on acceptable terms or at all. Our inability to raise capital will result in a delay of the performance of these activities and harm our business and product development efforts. Without additional funding we will not be able to continue the company’s operations beyond the end of the first quarter of 2008.

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

We are a development stage company with no current source of product revenue. We have a limited history of operations and have focused primarily on clinical trials, and if the outcome of our clinical trials supports it, we plan to seek FDA regulatory clearance to market CORLUX for the treatment of the psychotic features of PMD. Historically, we have funded our operations primarily from the sale of our equity securities. We have incurred losses in each year since our inception in 1998. As of March 31, 2007, we had an accumulated deficit of approximately $101.0 million. We do not know when or if we will generate product revenue. Subject to our ability to raise additional funds, we expect our research and development expenses to increase in connection with the clinical trials and other development activities for CORLUX and for other product candidates. We expect to incur significant expenses related to the preparation for commercializing CORLUX and for the product’s launch, if the FDA approves our NDA. As a result, we expect that our losses will increase for the foreseeable future. We are unable to predict the extent of any future losses or whether or when we will become profitable.

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

Our patent applications and patents licensed or issued to us may be challenged by third parties and our patent applications may not result in issued patents. For example, in 2004, Akzo Nobel filed an observation challenging the claims of our exclusively licensed European patent application with claims directed to PMD. In 2005, we filed a rebuttal to EPO that responded to the points raised by Akzo Nobel. In February 2006, the EPO allowed our patent application and in July 2006, this patent was issued. In April 2007 the Company received notification that there will be no opposition proceedings in Europe in regards to this patent.

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

We have only limited product liability insurance coverage, with limits customary for a development stage company. We intend to expand our product liability insurance coverage to any product cndidates for which we obtain marketing approval. However, this insurance may be prohibitively expensive or may not fully cover our potential liabilities. Our inability to obtain adequate insurance coverage at an acceptable cost could prevent or inhibit the commercialization of our product candidates. Defending a lawsuit could be costly and significantly divert management’s attention from conducting our business. If a third party successfully sues us for any injury caused by our product candidates, our liability could exceed our total assets.

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

If resources are made available to continue operations beyond the end of the first quarter of 2008, we plan to use those resources to expand our research and development efforts and develop a sales and marketing organization when appropriate. In that event, we expect to experience growth, which may strain our operations, product development and other managerial and operating resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. To date, we have relied on a small management team, including a number of part-time contributors. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended May 7, 2007 our average daily trading volume has been approximately 153,000 shares and the intra-day sales prices per share of our common stock ranged from $0.68 to $6.15. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

If we fail to continue to meet all applicable Nasdaq Capital Market requirements, our stock could be delisted by the Nasdaq Stock Market. If delisting occurs, it would adversely affect the market liquidity of our common stock and harm our business.

In April 2007, the listing of our common stock was transferred from the Nasdaq Global Market to the Nasdaq Capital Market. In order to maintain that listing, we must maintain minimum stockholders’ equity of $2,500,000 and satisfy minimum financial and other requirements.

If we are unable to meet any of the Nasdaq listing requirements in the future, the Nasdaq Stock Market staff could determine to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

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

As of May 7, 2007, our officers, directors and principal stockholders control a majority of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

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

On March 30, 2007, we sold 9,000,000 shares of our common stock, par value $0.001, at a price of $1.00 per share, for aggregate proceeds of $9,000,000. The investor group included Paperboy Ventures LLC, Sutter Hill Ventures and Alta Partners LLP, all venture capital firms that are currently significant shareholders of the Company, members of the Company’s board of directors, Joseph C. Cook, Jr., David L. Mahoney, Alan F. Schatzberg, M.D. and James N. Wilson, and other accredited investors. G. Leonard Baker, Jr., a member of the Company’s board of directors, is also managing director of the general partner of Sutter Hill Ventures and Alix Marduel, M.D., a member of the Company’s board of directors, is also a managing director of Alta Partners.

This financing is exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) the Securities Act of 1933, as amended. The securities sold and issued in connection with the private placement were not initially registered under the Securities Act of 1933, as amended, or any state securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements.

The Company filed a registration statement with the Securities and Exchange Commission on Form S-1 on April 4, 2007 to register for resale a total of 6,892,527 shares, 4,900,000 of which had been sold in the financing completed in March 2007 and the remaining 1,929,527 of which had been sold in a similar private placement in December 2006. This registration statement was declared effective on April 17, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(1)	Specimen Common Stock Certificate

4.2(1)	Amended and Restated Registration Rights Agreement by and among Corcept Therapeutics Incorporated and certain holders of preferred stock, dated as of May 8, 2001

4.3(1)	Amendment No. 1 to Amended and Restated Registration Rights Agreement by and among Corcept Therapeutics Incorporated and certain holders of preferred stock, dated as of March 16, 2004

10.1(2)	Common Stock Purchase Agreement by and among Corcept Therapeutics Incorporated and each of those persons and entities listed on the Schedule of Purchasers thereto, dated as of March 30, 2007

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Anne M. LeDoux.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Anne M. LeDoux.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) initially filed by the registrant with the SEC on February 10, 2004.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 3, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date: May 10, 2007	/s/ JOSEPH K. BELANOFF
Joseph K. Belanoff, M.D. Chief Executive Officer

Date: May 10, 2007	/S/ ANNE M. LEDOUX
Anne M. LeDoux
Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(1)	Specimen Common Stock Certificate

4.2(1)	Amended and Restated Registration Rights Agreement by and among Corcept Therapeutics Incorporated and certain holders of preferred stock, dated as of May 8, 2001

4.3(1)	Amendment No. 1 to Amended and Restated Registration Rights Agreement by and among Corcept Therapeutics Incorporated and certain holders of preferred stock, dated as of March 16, 2004

10.1(2)	Common Stock Purchase Agreement by and among Corcept Therapeutics Incorporated and each of those persons and entities listed on the Schedule of Purchasers thereto, dated as of March 30, 2007

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Anne M. LeDoux.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Anne M. LeDoux.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) initially filed by the registrant with the SEC on February 10, 2004.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 3, 2007.