Form 10-Q
period 2007-06-30
CORCEPT THERAPEUTICS INC
filed 2007-08-14
CIK 1088856

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

On August 10, 2007 there were 34,756,766 shares of common stock outstanding at a par value $.001 per share.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(In thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$11,949	$8,906
Short-term investments	—	550
Prepaid expenses and other current assets	887	343

Total current assets	12,836	9,799
Property and equipment, net of accumulated depreciation	32	38
Other assets	62	65

Total assets	$12,930	$9,902

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$306	$916
Accrued clinical expenses	748	2,224
Accrued compensation	121	138
Obligations under capital lease, short-term	13	13
Other accrued liabilities	232	222

Total current liabilities	1,420	3,513
Obligations under capital lease, long-term	22	29

Total liabilities	1,442	3,542

Commitments
Stockholders’ equity:
Preferred stock	—	—
Common stock	35	26
Additional paid-in capital	113,988	105,125
Notes receivable from stockholders	(111)	(125)
Deferred compensation	(34)	(228)
Deficit accumulated during the development stage	(102,390)	(98,438)

Total stockholders’ equity	11,488	6,360

Total liabilities and stockholders’ equity	$12,930	$9,902

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from inception (May 13, 1998) to June 30,
	2007	2006	2007	2006	2007
Collaboration revenue	$374	$100	$482	$221	$776

Operating expenses:
Research and development*	1,160	6,982	2,761	12,766	80,559
General and administrative*	793	1,182	1,928	2,498	26,201

Total operating expenses	1,953	8,164	4,689	15,264	106,760

Loss from operations	(1,579)	(8,064)	(4,207)	(15,043)	(105,984)

Interest and other income, net	164	203	261	455	3,855
Other expense	(2)	(3)	(6)	(6)	(261)

Net loss	$(1,417)	$(7,864)	$(3,952)	$(14,594)	$(102,390)

Basic and diluted net loss per share	$(0.04)	$(0.35)	$(0.13)	$(0.64)

Shares used in computing basic and diluted net loss per share	34,742	22,696	30,361	22,677

*Includes non-cash stock-based compensation consisting of the following:
Research and development	$56	$159	$85	$352	$4,616
General and administrative	(108)	250	113	529	5,916

Total non-cash stock-based compensation	$(52)	$409	$198	$881	$10,532

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,		Period from inception (May 13, 1998) to June 30,
	2007	2006	2007
Operating activities
Net loss	$(3,952)	$(14,594)	$(102,390)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization of property and equipment	6	7	81
Expense related to stock options, net of reversals	198	850	10,178
Expense related to stock issued for services or in conjunction with license agreement	—	12	75
Expense related to stock issued below fair value	—	23	522
Interest accrued on convertible promissory note	—	—	104
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(544)	(173)	(887)
Other assets	3	(7)	(62)
Accounts payable	(610)	716	306
Accrued clinical	(1,476)	1,029	748
Other liabilities	(7)	(98)	353

Net cash used in operating activities	(6,382)	(12,235)	(90,972)

Investing activities
Purchases of property and equipment	—	—	(54)
Purchases of short-term and long-term investments	—	(1,310)	(108,346)
Maturities of short-term and long-term investments	550	13,536	108,346

Net cash provided by (used in) investing activities	550	12,226	(54)

Financing activities
Proceeds from issuance of common stock, net of cash paid for issuance costs	8,868	18	60,905
Proceeds from issuance of convertible preferred stock, net of cash paid for issuance costs	—	—	40,378
Proceeds from issuance of convertible notes	—	—	1,543
Proceeds from repayment of stockholder notes	14	—	173
Principal payments of obligations under capital leases	(7)	(6)	(24)

Net cash provided by financing activities	8,875	12	102,975

Net increase (decrease) in cash and cash equivalents	3,043	3	11,949
Cash and cash equivalents, at beginning of period	8,906	3,816	—

Cash and cash equivalents, at end of period	$11,949	$3,819	$11,949

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

The accompanying unaudited balance sheet as of June 30, 2007 and statements of operations for the three-month and six-month periods ended June 30, 2007 and 2006 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2006 has been derived from audited financial statements at that date.

Liquidity

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue for at least the next several years. The Company plans to continue to finance its operations through the sale of its equity and debt securities. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent upon successful execution of its financing and business strategies.

As reflected in the accompanying financial statements as of June 30, 2007, the Company had cash, cash equivalents and investments of $11.9 million, working capital of $11.4 million and an accumulated deficit of $102.4 million. The Company has sufficient funds to maintain its current operations through the completion of the final reporting activities on its recently completed trials, preparation for the next Phase 3 trial and continued development of its new chemical entities. The Company will need to raise additional funds in order to sustain its operations at anticipated levels beyond the first quarter of 2008. Although the Company’s management recognizes the need to raise funds in the future, there can be no assurance that the Company will be successful in consummating any such transaction, or, if the Company does consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to it. Any failure by the Company to obtain additional funding will have a material adverse effect upon it and will likely result in the Company’s inability to continue as a going concern. If the Company is not able to raise additional funds, it will not be able to continue operations beyond the first quarter of 2008.

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

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

Revenue Recognition

Collaboration revenue relates to services rendered in connection with an agreement signed in October 2005 with Eli Lilly and Company, or Lilly, in which Lilly has agreed to support the Company’s proof-of-concept clinical study evaluating the ability of CORLUX, the Company’s lead product candidate, to mitigate weight gain associated with the use of olanzapine. Under the agreement, Lilly agreed to supply olanzapine and pay for the study. The Company is required to perform development activities as specified in this agreement and is reimbursed based on the costs associated with the conduct of the trial and the preparation and packaging of clinical trial materials. Revenue is recognized as services are rendered in accordance with the agreement. The cost of providing these research services approximates the revenue recognized. In June 2007 the Company announced preliminary top line results in this study, with the final activities to be completed by the fourth quarter of 2007.

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

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS 109. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be recovered.

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, an interpretation of SFAS 109. As a result of the implementation of FIN 48, the Company did not recognize any adjustment to the liability for uncertain tax positions or to its deferred tax assets for unrecognized tax benefits, all of which are currently offset by a full valuation allowance. Therefore, there was no adjustment to the beginning balance of retained earnings in 2007.

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

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

In June 2007, the Emerging Issues Task Force of the Financial Accounting Standards Board, or EITF, adopted a draft of Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3. EITF 07-3 requires that nonrefundable advance payments for future research and development activities should be deferred and recognized as expense as the goods are delivered or the related services are performed, unless the entity does not expect the goods to be delivered or the services to be rendered. EITF 07-3 is effective for the fiscal years beginning after December 31, 2007, including interim periods within those fiscal years. Earlier adoption is not permitted. The Company does not anticipate that there will be a material effect on its financial statements on the implementation of this standard.

2.	Commitments

On May 31, 2007, the Company signed an agreement with Argenta Discovery Limited for the conduct of research activities on new compounds. On July 17, 2007, the Company initiated an agreement with Xceleron, Ltd. for a human microdosing study of one of the Company’s new chemical entities. The total commitment under these two agreements is approximately $825,000, the majority of which will be incurred by the end of 2007. In addition, under the Argenta agreement, the Company may be obligated to make milestone payments upon the occurrence of certain events, including: (i) patent filings in connection with the project; (ii) entries into Phase 1 clinical trials; and (iii) national regulatory approval of each product arising from work performed under the agreement, provided that sales of the product by the Company or any future licensees reach $5,000,000.

3.	Capital Stock

On March 30, 2007, the Company sold 9.0 million shares of common stock at a price of $1.00 per share in a private placement. The net proceeds were approximately $8.8 million after deducting issuance costs.

4.	Stock Option Plans

Stock Option Plans

Under the 2004 Equity Incentive Plan (the “2004 Plan”) options, stock purchase and stock appreciation rights and restricted stock awards can be issued to employees, officers, directors and consultants of the Company. The 2004 Plan provides that the exercise price for incentive stock options will be no less than 100% of the fair value of the Company’s common stock, as of the date of grant. Generally, options granted under the 2004 Plan have a ten year contractual life and vest over either a four or five year period. The vesting period is approximately equivalent to the requisite service period. Upon exercise, new shares are issued. Prior to our initial public offering in 2004, options were granted to employees, directors and non-employees under the 2000 Stock Option Plan (the “2000 Plan”). Although options are no longer granted under the 2000 Plan, there are still options outstanding under that plan.

On March 1, 2007, the board of directors approved an increase in the shares available for grant under the 2004 Equity Incentive Plan by 514,635 shares, which represents 2% of the common shares outstanding at December 31, 2006.

During the second quarter of 2007 the Board of Directors granted stock options for a total of 2.3 million shares to employees and officers of the Company at an average exercise price of $1.50 per share. The exercise price of each option grant is based on the closing price of the Company’s stock on the Nasdaq Stock Market as of the date of grant. These options vest monthly over a four-year period.

Also, during April 2007, options for a total of approximately 170,000 shares were cancelled or forfeited as the result of employee terminations and the Company recorded a reversal of approximately $395,000 of stock-compensation expense related to an employee resignation. This reversal represents the excess of expense related to options granted to this individual that has been recorded under the graded vesting method as compared with the expense associated with stock options that actually vested prior to the termination of employment.

There were stock options exercised for 25,000 shares during the six months ended June 30, 2007.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

Stock-based compensation for employee options.

The Company adopted Statement of Financial Accounting Standard 123 (Revised 2004), Share-Based Payment , or SFAS 123R, as of January 1, 2006 under the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS123R for all share-based payments granted or modified after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123R that remained unvested on the effective date. Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation for options granted to employees and directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and had adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, as amended by Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, or SFAS 148. Because the Company had used the “minimum” value method for SFAS 123 pro forma disclosure requirements for options granted prior to the initial public offering of its common stock, or IPO, in 2004, it continues to account for the portion of these pre-IPO grants that were non-vested as of January 1, 2006 under the provisions of APB 25 and related Interpretations, with pro forma disclosures under SFAS 123.

Pro-forma net loss information required under SFAS 123 for options accounted for under the intrinsic value method

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

As noted above, the Company estimated the fair value of these options at the date of grant in accordance with SFAS 123, which allowed non-public companies to use the minimum value option pricing model and requires the use of a model such as the Black-Scholes option pricing model for options granted by public companies. The Company has estimated the fair value of options granted prior to February 10, 2004, the date of filing of the Form S-1, using the minimum value option pricing model and has used the Black-Scholes option pricing model for determining the fair value of options granted on or after that date.

(in Thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss—as reported	$(1,417)	$(7,864)	$(3,952)	$(14,594)
Adjustments to net loss related to stock awards to employees and directors accounted for under the intrinsic value method:
Add back amortization of deferred compensation	19	102	74	229
Deduct stock-based compensation expense determined under SFAS 123	(24)	(136)	(96)	(301)

Pro forma net loss	$(1,422)	$(7,898)	$(3,974)	$(14,666)

Net loss per share
As reported — basic and diluted	$(0.04)	$(0.35)	$(0.13)	$(0.64)
Pro forma — basic and diluted	$(0.04)	$(0.35)	$(0.13)	$(0.65)

The pro forma adjustments reflected in the table above relate only to those options granted to employees and directors prior to the IPO because as discussed above, these options continue to be accounted for using the intrinsic value method. This pro forma adjustment is not required after December 31, 2005 for options granted after the IPO as the expense related to these options has been recorded based on fair value at the date of grant since the adoption of SFAS 123R.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

Assumptions used in determining fair value for options granted to employees

The following table summarizes the weighted-average assumptions and resultant fair value for options granted to employees and directors during the six months ended June 30, 2007 and 2006.

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Weighted average assumptions for stock options granted:
Risk-free rates	4.69%	4.8%
Expected term	6.0 years	6.1 years
Expected volatility of stock price	87.1%	81.5%
Dividend rate	0%	0%
Weighted average fair value of grants issued	$1.13	$3.51

The expected term is based on the “simple” method prescribed by the SEC in Staff Accounting Bulletin 107, and considers the weighted average of the vesting period and contractual life of the options. There has been no adjustment made to the expected term to adjust for employees’ expected exercise and expected post-vesting termination behavior because the Company has a limited employee base and does not have sufficient historical information to determine such an adjustment.

The expected volatility of the Company’s stock used in determining the fair value of option grants is based on a weighted-average combination of the volatility of the Company’s own stock price and that of a group of peer companies since the Company does not have sufficient historical data from which to base an appropriate valuation assumption.

Non-employees

Options granted to non-employees are accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services, or EITF 96-18, and are periodically re-measured as they are earned.

5.	Comprehensive Loss

Comprehensive loss is comprised of net loss and the change in unrealized gains and losses on available-for-sale securities. The following table presents the components of comprehensive loss for the periods presented. All figures are in thousands.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net loss as reported	$(1,417)	$(7,864)	$(3,952)	$(14,594)
Change in unrealized loss	—	31	—	63

Comprehensive net loss	$(1,417)	$(7,833)	$(3,952)	$(14,531)

6.	Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period less outstanding shares subject to repurchase. Outstanding shares subject to repurchase are not included in the computation of basic net loss per share until the Company’s time-based repurchase rights have lapsed.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

	Three Months Ended March 31,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Net loss (numerator)	$(1,417)	$(7,864)	$(3,952)	$(14,594)

Shares used in computing historical basic and diluted net loss per share (denominator)
Weighted-average common shares outstanding	34,742	22,725	30,361	22,715
Less weighted-average shares subject to repurchase	—	(29)	—	(38)

Denominator for basic and diluted net loss per share	34,742	22,696	30,361	22,677

Basic and diluted net loss per share	$(0.04)	$(0.35)	$(0.13)	$(0.64)

The following table presents information on securities outstanding as of the end of each period that could potentially dilute the per share data in the future.

	June 30,
	2007	2006
	(in thousands)
Shares subject to repurchase	—	21
Stock options outstanding	3,822	1,496

Total	3,822	1,517

During July 2007, options for a total of approximately 155,000 shares were forfeited as the result of an employee termination.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the “Risk Factors” section of this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements contained in this Form 10-Q other than statements of historical fact are forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements made in this Form 10-Q include statements about:

•	the progress and timing of our research, development and clinical programs and the timing of regulatory activities;

•	the timing of the market introduction of CORLUX® and future product candidates;

•	estimates of the dates by which we expect to report results of our clinical trials;

•	our ability to market, commercialize and achieve market acceptance for CORLUX or other future product candidates;

•	uncertainties associated with obtaining and enforcing patents;

•	our estimates for future performance; and

•	our estimates regarding our capital requirements and our needs for, and ability to obtain, additional financing.

Our current capital is sufficient to fund operations only into the first quarter of 2008. We need additional capital in order to continue operations and capital may not be available to us at all or on favorable terms.

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

OVERVIEW

We are a pharmaceutical company engaged in the development of medications for the treatment of severe psychiatric and metabolic diseases. Since our inception in May 1998, we have been developing our lead product, CORLUX, a glucocorticoid receptor II, or GR-II, antagonist, targeted for the treatment of the psychotic features of psychotic major depression, under an exclusive patent license from Stanford University. Psychotic major depression, or PMD, will hereinafter be referred to as psychotic depression. The United States Food and Drug Administration, or FDA, has granted “fast track” status to evaluate the safety and efficacy of CORLUX for the treatment of the psychotic features of psychotic depression. Between August 2006 and March 2007 we announced the top line results of our initial three Phase 3 trials in which CORLUX was evaluated for treating the psychotic features of psychotic depression.

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

We believe that the confirmation of a drug concentration threshold for efficacy, as well as other observations from Study 06 and our other two recently completed Phase 3 clinical trials, will serve as a strong basis for our next Phase 3 study, which is planned to commence enrollment in the first quarter of 2008. The protocol for this trial will incorporate what we have learned from the three completed trials that address the sensitivity of the model and decrease the random variability observed in the results of the psychometric instruments used to measure efficacy. We intend to meet with the FDA to discuss and seek input concerning the design of this trial. In this trial we expect to use a dose level of 1200 mg once per day for seven days because, as expected, at successively higher dosages, more patients achieved the predetermined plasma threshold concentration. In Study 06, 80% of the patients achieved a drug plasma level sufficient for a strong clinical response at that dose. We have seen no difference in the safety data between any of the dose levels used in Study 06 in our initial review of a summary of that data. We believe that this change in dose, as well as other modifications to the protocol, should allow us to demonstrate the efficacy of CORLUX in the treatment of the psychotic symptoms of psychotic depression.

In June 2007 we announced the preliminary top-line results of our proof-of-concept study evaluating the ability of CORLUX to mitigate weight gain associated with the use of olanzapine. This study in healthy male volunteers was initiated during the first quarter of 2006. The preliminary top line results indicated a statistically significant reduction in weight gain in those subjects who took olanzapine plus CORLUX compared to those who took olanzapine alone. Eli Lilly and Company, or Lilly, provided olanzapine and financial support for this study.

In this study, 57 lean, healthy men (body mass index of 25 or less) were randomized to receive either olanzapine plus placebo (n=22), olanzapine plus CORLUX (n=24) or CORLUX plus placebo (n=11). This study took place in an institutional setting where daily weights were recorded and a range of metabolic parameters were measured. In the two week study, subjects in the olanzapine alone group gained an average of 2.5 pounds more than subjects in the olanzapine plus CORLUX group and 2.2 pounds more than subjects in the CORLUX alone group, which are highly statistically significant differences (p<.001). The difference in weight gain trajectory was apparent in the first days of the study, reaching statistical significance during the first week. A preliminary analysis also indicates that patients who took olanzapine plus placebo had a statistically significant rise in fasting insulin while those who took olanzapine plus CORLUX did not. Additionally, patients who took olanzapine plus placebo had a greater average increase in triglycerides than did patients who took olanzapine plus CORLUX. Further analyses of these variables are ongoing. Although no unexpected study drug related adverse events were seen in any group, a complete review of all safety data has not yet been completed.

The combination of olanzapine and CORLUX is not approved for any indication. The purpose of this study was to explore the hypothesis that GR-II antagonists would mitigate weight gain associated with atypical antipsychotic medications. The group of medications known as atypical antipsychotics, including olanzapine, risperidone, clozapine and quetiapine, are widely used to treat schizophrenia and bipolar disorder. All medications in this group are associated with treatment emergent weight gain of varying degrees and carry a warning label relating to treatment emergent hyperglycemia and diabetes mellitus.

In July 2007, we received Orphan Drug Designation from the FDA for CORLUX for the treatment of Cushing’s Syndrome. Cushing’s Syndrome is a disorder caused by prolonged exposure of the body’s tissues to high levels of the hormone cortisol. Sometimes called “hypercortisolism,” it is relatively rare and most commonly affects adults aged 20 to 50. An estimated 10 to 15 of every one million people are affected each year.

Orphan Drug Designation is a special status granted by the FDA to encourage the development of treatments for diseases or conditions that affect fewer than 200,000 patients in the United States. Drugs that receive Orphan Drug Designation obtain seven years of marketing exclusivity from the date of drug approval as well as tax credits for clinical trial costs, marketing application filing fee waivers and assistance from the FDA in the drug development process. We have not yet determined our full development plan for the use of CORLUX to treat Cushing’s Syndrome but plan to open an Investigational New Drug application (IND) in the near future.

Also in July 2007, we executed an agreement with Xceleron Limited to conduct a human microdosing study of one of Corcept’s new chemical entities, a selective GR-II antagonist, utilizing Xceleron’s Accelerator Mass Spectrometry (AMS) technology. In early 2003, Corcept initiated a discovery research program to identify and patent selective GR-II antagonists to develop a pipeline of products for proprietary use. Three distinct series of GR-II antagonists were identified. These compounds appear to be as potent as Corcept’s lead product CORLUX in blocking cortisol but, unlike CORLUX, they do not appear to block the progesterone or other steroid receptors. We will evaluate one of the compounds, which develops particularly high plasma and brain concentrations in an animal model, in a human microdosing study using Xceleron’s AMS technology.

In May 2007 we signed a new agreement with Argenta Discovery Limited to continue our discovery research activities on new compounds for a period of the next six months.

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

We are in the development stage and have incurred significant losses since our inception because we had not generated any revenue through June 2007 other than the revenue under the collaboration agreement with Lilly, and do not expect to generate significant revenue for the foreseeable future. As of June 30, 2007, we had an accumulated deficit of $102.4 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for CORLUX, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing process development and regulatory activities, as well as general and administrative expenses. We expect to continue to incur net losses over at least the next several years as we continue our CORLUX clinical development program, apply for regulatory approvals, initiate development of newly identified GR-II antagonists for various indications, continue our discovery research program, acquire and develop treatments in other therapeutic areas, establish sales and marketing capabilities and expand our operations.

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

In April 2007, Nasdaq granted our request to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market. By transferring to the Nasdaq Capital Market, we are currently in compliance with all listing requirements.

Results Of Operations

Three and Six Month Periods Ended June 30, 2007 and 2006

Collaboration revenue — Collaboration revenue relates to services rendered in connection with our agreement with Lilly discussed above. Under the agreement, Lilly agreed to supply olanzapine and pays for the costs of the study. We are required to perform development activities as specified in this agreement and we are reimbursed based on the costs associated with the conduct of the trial and the preparation and packaging of clinical trial materials. Revenue is recognized as the services are rendered in accordance with the agreement. The cost of providing these research services approximates the revenue recognized.

During the second quarter and first half of 2007, we recognized approximately $374,000 and 482,000, respectively under this agreement as compared with revenue of approximately $100,000 and $221,000, respectively, of revenue during the second quarter and first half of 2006. There will be no significant revenue under this agreement in the future as the majority of the activities were completed by the end of the second quarter of 2007.

Research and development expenses. Research and development expenses include the personnel costs related to our development activities including non-cash stock-based compensation, as well as the costs of pre-clinical studies, clinical trial preparations, enrollment and monitoring expenses, regulatory costs and the costs of manufacturing development.

Research and development expenses decreased 83% to $1.2 million for the three-month period ended June 30, 2007, from $7.0 million for the three-month period ended June 30, 2006. For the six months ended June 30, 2007, research and development expenses decreased 78% to $2.8 million from $12.8 million for the six months ended June 30, 2006. The decrease in expenses reflects clinical trial cost decreases of approximately $5.7 million and $9.4 million, respectively, for the current quarter and year-to-date periods as compared to the same periods of 2006 related to clinical trial expenses for psychotic depression, which were partially offset by increases in clinical trial costs related to other programs of $295,000 and $320,000, respectively. In addition, during the three- and six-month periods ended June 30, 2007 as compared to the similar periods in 2006, there were decreases in pre-clinical studies of approximately $275,000 and $480,000, respectively, manufacturing expenses of approximately $60,000 and $140,000, respectively, and staffing expenses of approximately $165,000 and $370,000, respectively, which included decreases in non-cash stock-based compensation of approximately $80,000 and $210,000, respectively.

Below is a summary of our research and development expenses by major project:

	Three Months Ended June 30,		Six Months Ended June 30,
Project	2007	2006	2007	2006
	(in thousands)
CORLUX for the treatment of the psychotic features of psychotic depression	$609	$6,680	$1,955	$12,082
CORLUX for other clinical programs	440	95	661	202
Drug discovery research	55	48	60	130
Stock-based compensation	56	159	85	352

Total research and development expense	$1,160	$6,982	$2,761	$12,766

We expect that research and development expenditures will decrease during the remainder of 2007 as compared to 2006 because substantially all patient activities related to clinical trials for psychotic depression that we had been conducting were completed during 2006 and remaining reporting activities should be completed by the fourth quarter of 2007. Research and development expenses during the remainder of 2007 and future years will be largely dependent on the availability of additional funds to finance clinical development plans based on our experience from prior trials. See also, the “Liquidity and Capital Resources” section in this Form 10-Q.

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

General and administrative expenses decreased 33% to approximately $795,000 for the three-month period ended June 30, 2007, from $1.2 million for the three-month period ended June 30, 2006. For the six months ended June 30, 2007, general and administrative expenses decreased 23% to $1.9 million from $2.5 million for the six months ended June 30, 2006. These decreases were primarily due to decreases in staffing costs of approximately $420,000 and $500,000, respectively, which included decreases in non-cash stock-based compensation of approximately $358,000 and $416,000, respectively.

The decreases in stock-based compensation included a reversal of approximately $395,000 of stock-compensation expense during the second quarter of 2007 in connection with the resignation of an employee, which represents the excess of expense under the graded vesting method as compared with the expense associated with stock options that actually vested prior to this termination. Stock-based compensation expense related to stock options granted to officers and employees during the second quarter of 2007 was offset by declining expense of earlier options due to the decelerating scale of expense under the graded vesting method and options cancelled due to an employee termination, Legal and professional fees increased by approximately $55,000 for the three months ended June 30, 2007 as compared to the same quarter of the 2006. For the first half of 2007 legal and professional fees decreased by approximately $30,000 as compared to the first half of 2006.

The amount of general and administrative expenses for the remainder of 2007 and future years will be largely dependent on our assessment of the staff necessary to support our continued clinical development activities and the availability of additional funds. See also, the “Liquidity and Capital Resources” section in this Form 10-Q.

Interest and other income, net. Interest and other income, net, decreased to approximately $164,000 and $261,000, respectively, for the three- and six-month periods ended June 30, 2007 from approximately $203,000 and $455,000, respectively, for the same periods in 2006. The decreases were attributable to lower average balance of invested funds which were partially offset by higher yields on the investment portfolios during the 2007 period as compared to the 2006 periods.

Other expense. Other expense, which represents state tax and interest expense on capitalized leases, was approximately $2,000 and $6,000, respectively, for the three- and six-month periods ended June 30, 2007 as compared to approximately $ 3,000 and $6,000, respectively, for the same periods in 2006.

Liquidity and Capital Resources

We have incurred operating losses since inception, and at June 30, 2007, we had a deficit accumulated during the development stage of $102.4 million. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities to fund our operations. On March 30, 2007, we sold 9 million shares of common stock at a price of $1.00 per share in a private placement. The net proceeds were approximately $8.8 million after deducting issuance costs.

At June 30, 2007, we had cash, cash equivalents and investments balances of $11.9 million, compared to $9.5 million at December 31, 2006. Net cash used in operating activities for the six-month period ended June 30, 2007 was approximately $6.4 million as compared to approximately $12.2 million for the same period in 2006. The use of cash in each period was primarily a result of net losses associated with our research and development activities and amounts incurred to develop our administrative infrastructure. We expect cash used in operating activities to decrease for the next quarter and then to increase in late 2007 and later years due to the continuation and expansion of our development program for psychotic depression, research activities, commercialization activities and general and administrative expenses.

We have sufficient funds to maintain our current operations through the completion of the final reporting activities for our recently completed trials, to prepare for the next Phase 3 trial and to continue development of our new chemical entities. If we are not able to raise additional funds, we will not be able to continue operations beyond the first quarter of 2008.

We will have to perform additional efficacy trials prior to submission of a New Drug Application, or NDA, for CORLUX for the treatment of the psychotic features of psychotic depression. We will need to raise additional funds to complete the development of CORLUX for the treatment of psychotic depression, to initiate its clinical development for other indications, to prepare for its commercialization and to conduct other research activities. The additional funds will be used to fund increases in our research and development and general and administrative activities in 2008 and subsequent years.

We plan to raise additional funds assuming investors’ acceptance of our business plan going forward, which includes additional Phase 3 clinical trial efforts in psychotic depression, opportunities that may be created by the results of the proof-of-concept trial evaluating mitigation of atypical antipsychotic induced weight gain and the development of our new chemical entities. We cannot be certain that additional funding will be available on acceptable terms or at all. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. If we obtain funds through collaborations with others, these arrangements may be on unfavorable terms or may require us to relinquish certain rights to our technologies or product candidates, including potentially our lead product candidate, that we would otherwise seek to develop on our own. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or we may be required to discontinue operations.

Contractual Obligations and Commercial Commitments

On May 31, 2007, the Company signed an agreement with Argenta Discovery Limited for the conduct of research activities on new compounds. On July 17, 2007, the Company initiated an agreement with Xceleron, Ltd. for a human microdosing study of one of the Company’s new chemical entities. The total commitment under these two agreements is approximately $825,000, the majority of which will be incurred during the second half of 2007. In addition, under the Argenta agreement, the Company may be obligated to make milestone payments upon the occurrence of certain events, including: (i) patent filings in connection with the project; (ii) entries into Phase 1 clinical trials; and (iii) national regulatory approval of each product arising from work performed under the agreement, provided that sales of the product by the Company or any future licensees reach $5,000,000.

Critical Accounting Policies and Estimates

We believe there have been no significant changes in our critical accounting estimates during the six months ended June 30, 2007 as compared to what was previously disclosed in our Form 10-K for the year ended December 31, 2006.

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

Revenue recognition — Collaboration revenue — Collaboration revenue relates to services rendered in connection with our agreement signed in October 2005 with Lilly under which Lilly agreed to supply olanzapine and pay for the study. We are required to perform development activities as specified in this agreement and are reimbursed based on the costs associated with the conduct of the trial and the preparation and packaging of clinical trial materials. Revenue is recognized as services are rendered in accordance with the agreement. The cost of providing these research services approximates the revenue recognized.

Accruals of Research and Development Costs. We recorded accruals for estimated costs of research, pre-clinical and clinical studies, and manufacturing development of approximately $800,000 and $2.2 million as of June 30, 2007 and December 31, 2006, respectively. These costs are a significant component of our research and development expenses. We make significant judgments and estimates in determining the accrual balance in each reporting period. Accrued clinical trial costs are based on estimates of the work completed under the service agreements, milestones achieved, patient enrollment and past experience with similar contracts and service providers. Our estimate of the work completed and associated costs to be accrued includes our assessment of the information received from our third-party contract research organizations and the overall status of our clinical trial activities. In the past, we have not experienced any material deviations between accrued clinical trial expenses and actual clinical trial expenses. However, actual services performed, number of patients enrolled and the rate of patient enrollment may vary from our estimates, resulting in adjustments to clinical trial expense in future periods.

Stock-based compensation for options. Stock-based compensation arises from the granting of stock options to employees and directors, as well as to non-employees.

Employees and directors

As of January 1, 2006 we adopted Statement of Financial Accounting Standard No. 123 (Revised 2004), Share-Based Payment, or SFAS 123R, under the “modified prospective” method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted or modified after the effective date and (b) based on the requirements of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, or SFAS 123, for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. Prior to the adoption of SFAS 123R, we had accounted for stock-based compensation for options granted to employees and directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and had adopted the disclosure-only alternative of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, or SFAS 148. Because we had used the “minimum” value method for SFAS 123 pro forma disclosure requirements for options granted prior to the initial public offering of its common stock in 2004, which we refer to as our IPO, we continue to account for the portion of these pre-IPO grants that were non-vested as of January 1, 2006 under the provisions of APB 25 and related Interpretations, with pro forma disclosures under SFAS 123.

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

•

The expected volatility of our stock used in determining the fair value of option grants is based on a weighted-average combination of the volatility of our own stock price and that of a group of peer companies since we do not have sufficient historical data from which to base an appropriate valuation assumption.

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

Non-employees

Stock-based compensation related to option grants to non-employees is charged to expense on a straight line basis over the vesting period of the options, based on the fair value of the options, which approximates the period over which the related services are rendered, using the Black-Scholes option pricing model. The assumptions used in these calculations are similar to those used for the determination of fair value under SFAS 123 and 123R for options granted to employees, with the exception that, for non-employee options, we are required to use the remaining contractual term as the life of the option and the fair value related to unvested non-employee options is re-measured quarterly, based on the then current stock price as reflected on the Nasdaq Stock Market.

Income Taxes In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, an interpretation of SFAS No. 109, Accounting for Income Taxes, or SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have adopted FIN 48 as of January 1, 2007, as required. As a result of the implementation of FIN 48, we did not recognize any adjustment to the liability for uncertain tax positions or to our deferred tax assets for unrecognized tax benefits, all of which are currently offset by a full valuation allowance. Therefore, there was no adjustment to the beginning balance of retained earnings in 2007.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of June 30, 2007, with the exception of the operating lease for our office space. The operating lease, originally signed in 2005 was effective for a 30 month term, from July 2005 through December 2006 at a monthly rental of approximately $14,000, plus operating expenses. In August 2007, we extended the lease for an additional year at a monthly rental of approximately $20,000, plus operating expenses.

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

In March 2007, the Emerging Issues Task Force of the Financial Accounting Standards Board, or EITF, released a draft of Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3. The initial draft of this Issue was affirmed at EITF meetings in June 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities should be deferred and recognized as expense as the goods are delivered or the related services are performed, unless the entity does not expect the goods to be delivered or the services to be rendered. EITF 07-3 is effective for the fiscal years beginning after December 31, 2007, including interim periods within those fiscal years. Earlier adoption is not permitted. The Company does not anticipate that there will be a material effect on its financial statements on the adoption of this standard.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss. As of June 30, 2007, our cash and cash equivalents consisted primarily of cash money market funds maintained at major U.S. financial institutions. To minimize our exposure to interest rate market risk, we limit the maturities of our investments to less than two years with an average maturity not to exceed one year. Due to the short-term nature of these instruments, a 1% increase or decrease in market interest rates would not have a material adverse impact on the total value of our portfolio as of June 30, 2007.

Currency Risk

In 2004, we signed a master agreement with a contract research organization, or CRO, to assist us in the conduct of clinical trials in Europe. The costs of these trials are denominated in Euros, which the vendor converts into U.S. dollars for invoicing as costs are incurred, generally on a monthly basis. Thus, we may bear some currency rate exposure for the costs of these trials. As of December 31, 2006, we had executed amendments to this agreement that included Euro-denominated commitments of approximately 6.8 million Euros. Approximately 170,000 Euros had not been expended or accrued as of June 30, 2007, which is equivalent to approximately $230,000. Using the exchange rate as of that date a 1% increase or decrease in the currency rate of exchange between the U.S. Dollar and the Euro would have an impact of approximately $2,000 on the unexpended cost of these trials. As of June 30, 2007, all three Euro-denominated trials have completed all patient activities and remaining reporting activities should be completed by the end of 2007. The timing of payments will depend upon the actual completion of these activities. The master agreement with this CRO provides for termination by us with forty-five days’ notice.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation as of June 30, 2007, our chief executive officer and chief accounting officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Effective April 13, 2007, our chief financial officer resigned to pursue another career opportunity and we promoted our controller, Anne LeDoux, to the position of Vice President. Ms. LeDoux is now our chief accounting officer.

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

Risks Related to Our Business

Our current capital is sufficient to fund operations only into the first quarter of 2008. We will need additional capital in order to continue operations and capital may not be available to us at all or on favorable terms.

We expect that our existing cash resources will be sufficient to fund our operations only into the first quarter of 2008. Our cash and marketable securities have enabled us to complete the third of our three Phase 3 clinical studies evaluating our lead product candidate, CORLUX, for treating the psychotic features of psychotic depression. However, we do not have sufficient funds to maintain our current infrastructure beyond the completion of reporting activities on our recently completed trials and the time it takes to prepare for our next Phase 3 trial.

We will require substantial additional funding in the form of public or private equity offerings, debt financings, strategic partnerships and/or licensing arrangements in order to continue our operations. Even if available, each source of financing has some risks to our shareholders and to the company. Raising funds through equity financings will be dilutive to our current shareholders. Debt financing arrangements may contain restrictive provisions or covenants. Obtaining funds through collaborations with others may be on unfavorable terms or may require us to relinquish certain rights to our technologies or products, including potentially our lead product candidate, that we would otherwise seek to develop on our own;

Additional financing may not be available on acceptable terms or at all. We believe that our ability to secure substantial additional funding will depend largely on investors’ acceptance of our business plan going forward, which includes the completion of a fourth Phase 3 clinical trial in psychotic depression, opportunities that may be created by the recently reported top-line results of the proof-of-concept mitigation of atypical antipsychotic induced weight gain trial, the opening of an Investigational New Drug application (IND) in Cushing’s syndrome and the development of our new chemical entities.

If we are unable to raise additional funds, we may, among other things, be required to delay, reduce the scope of or eliminate one or more of our research or development programs or we may be required to discontinue operations.

Even if we are successful in raising funds in the near term, we will need to raise substantial additional funds to complete the development of and the potential commercialization of CORLUX for psychotic depression and for other development programs. We may choose to raise additional capital at any time based on market conditions or strategic considerations even if we believe we have raised sufficient funds for our current or future operating plans. Additional financing may be dilutive to stockholders, may involve the relinquishment of valuable rights, and may involve restrictive covenants.

We will depend heavily on the success of our lead product candidate, CORLUX for the treatment of the psychotic features of psychotic depression, which is still in development. Our first three Phase 3 trials did not meet their primary and key secondary endpoints. If we are unable to commercialize CORLUX, or experience significant delays in doing so, we may be unable to generate revenues and our stock price may decline.

We have invested a significant portion of our time and financial resources since our inception in the development of CORLUX. We currently do not have any commercial products and we anticipate that for the foreseeable future our ability to generate revenues and achieve profitability will be solely dependent on the successful development, approval and commercialization of CORLUX. We have completed three Phase 3 clinical trials evaluating CORLUX for the treatment of the psychotic features of psychotic depression. None of the first three trials met its primary or key secondary endpoints. The FDA generally requires at least two positive Phase 3 studies prior to the submission of an NDA. Many factors could harm our efforts to develop and commercialize CORLUX, including:

•	insufficient funding;

•	negative, inconclusive or otherwise unfavorable results from our pre-clinical or clinical development programs;

•	side effects that may be identified in the course of our clinical trials;

•	changes or delays in our clinical development program;

•	rapid technological change making CORLUX obsolete;

•	competition from companies with greater financial, technical and marketing resources than ours;

•	increases in the costs of our clinical trials;

•	an inability to obtain, or delay in obtaining, regulatory approval for the commercialization of CORLUX for the treatment of the psychotic features of psychotic depression;

•	an inability to manufacture CORLUX or the active ingredient in CORLUX in commercial quantities and at an acceptable cost; and

•	political concerns relating to other uses of mifepristone, or RU-486, that could limit the market acceptance of CORLUX.

Our clinical trials may not demonstrate that CORLUX is safe and effective. If our clinical program for CORLUX for the treatment of the psychotic features of psychotic depression does not demonstrate safety and efficacy, our business will be harmed.

To gain regulatory approval from the FDA to market CORLUX for the treatment of the psychotic features of psychotic depression, our Phase 3 clinical trials must demonstrate the safety and efficacy of CORLUX for this treatment. Our first three Phase 3 studies did not meet their primary or key secondary endpoints. In addition to the need for additional Phase 3 clinical trials, we are conducting, or plan to conduct, other studies in support of a potential NDA. Clinical development is a long, expensive and uncertain process and is subject to delays, and data obtained from clinical trials and supportive studies are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Favorable results of preclinical studies and initial clinical trials of CORLUX are not necessarily indicative of the results we will obtain in later clinical trials. While we obtained favorable results in our Phase 2 clinical trials program, these results were not replicated in a robust enough way in Studies 07, 09 or 06 and are not sufficient to support an application for FDA approval. In addition, we cannot assure you that supportive studies and tests will produce favorable results.

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

Although our cash and marketable securities will enable us to complete the final reporting activities for our recently completed Phase 3 trials and the preparation for our next Phase 3 trial into the first quarter of 2008, we will need to raise additional funds for our research and development and general and administrative activities for the remainder of 2008 and subsequent years. We believe that our ability to secure substantial additional funding in the near term will depend largely on investors’ acceptance of our business plan going forward, which includes a Phase 3 clinical trial in psychotic depression and the development of our new chemical entities. We cannot be certain that additional funding will be available on acceptable terms or at all. Our inability to raise capital will result in a delay of the performance of these activities and harm our business and product development efforts. Without additional funding we will not be able to continue the company’s operations beyond the first quarter of 2008.

Further, we may decide, or the FDA or other regulatory authorities may require us, to pursue additional clinical, pre-clinical or manufacturing studies to satisfactorily complete our NDA. Additional trials or studies will require additional funding which is not assured. Also, it is possible that additional trials or studies that we decide are necessary or desirable will delay or prevent the completion of the development of CORLUX for treating psychotic depression.

If adequate funds are not available for our currently contemplated trials and studies, or for any further ones that we may decide are necessary or desirable, we may be required to delay, reduce the scope of or eliminate some or all of our research or development programs. Even if funds are available, additional equity financing may be dilutive to stockholders; debt financing, if available, may involve restrictive covenants; obtaining funds through collaborations may be on unfavorable terms or may require us to relinquish certain rights to our technologies or product candidates, potentially including our lead product candidate, that we would otherwise seek to develop on our own. Even after we conduct all of the clinical trials and supportive studies that we consider appropriate for an optimal NDA, we may not receive regulatory approval to market CORLUX.

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

We are a development stage company with no current source of product revenue. We have a limited history of operations and have focused primarily on clinical trials, and if the outcome of our clinical trials supports it, we plan to seek FDA regulatory clearance to market CORLUX for the treatment of the psychotic features of psychotic depression. Historically, we have funded our operations primarily from the sale of our equity securities. We have incurred losses in each year since our inception in 1998. As of June 30, 2007, we had an accumulated deficit of $102.4 million. We do not know when or if we will generate product revenue. Subject to our ability to raise additional funds, we expect our research and development expenses to increase in connection with the clinical trials and other development activities for CORLUX and for other product candidates. We expect to incur significant expenses related to the preparation for commercializing CORLUX and for the product’s launch, if the FDA approves our NDA. As a result, we expect that our losses will increase for the foreseeable future. We are unable to predict the extent of any future losses or whether or when we will become profitable.

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

We have contracted with various contract research organizations, or CROs, to monitor clinical site performance and to perform investigator supervision, data collection and analysis for the majority of our clinical trials. We may not be able to maintain these relationships with the CROs or with the clinical investigators and the clinical sites through the completion of all trial activities without excessive expenditures. Our agreements place substantial responsibilities on these parties, which could result in excessive expenditures for our clinical trials if these parties fail to perform as expected. For example, if any of our clinical trial sites fail to comply with FDA-approved good clinical practices, we may be unable to use the data gathered at those sites. If these CROs, clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, we may be unable to obtain regulatory approval for, or successfully commercialize, CORLUX.

The conduct of any future clinical trials will likely also be conducted through the use of CROs and investigative research sites. The conduct, timing and cost of these trials will be subject to the same kinds of risks as discussed above.

The contracts for our European trial activities are denominated in Euros and we bear the currency rate exposure for the cost of these trials.

We have engaged a CRO to assist in the conduct of our clinical trial activity in Europe. The costs of these trials are denominated in Euros, which the vendor converts into U.S. dollars for invoicing as costs are incurred on a monthly basis. Thus, we bear some currency rate exposure for the costs of these activities. The final reporting activities for these trials is expected to be conducted through the fourth quarter of 2007. The timing of payments will depend upon various factors including the timing of final reporting of trial results and the final payments of pass-through costs, such as grants to investigators and laboratory services. All European trial activities are being conducted under a master agreement that provides for termination by us with forty-five days’ notice.

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

The “fast track” designation for the development program of CORLUX for the treatment of the psychotic features of psychotic depression may not lead to a faster development or regulatory review or approval process.

If a human medicine is intended for the treatment of a serious or life-threatening condition and the medicine demonstrates the potential to address unmet medical needs for this condition, the sponsor of an IND may apply for FDA “fast track” designation for a particular indication. Marketing applications submitted by sponsors of product candidates in fast track development may qualify for expedited FDA review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification. Although we have obtained a fast track designation from the FDA for CORLUX for the treatment of the psychotic features of psychotic depression, we may not experience a faster development process, review or approval compared to applications considered for approval under conventional FDA procedures. In addition, the FDA may withdraw our fast track designation at any time. If we lose our fast track designation, the approval process may be delayed. In addition, our fast track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures and does not increase the likelihood that CORLUX will receive regulatory approval for the treatment of the psychotic features of psychotic depression.

Even if we receive approval for the marketing and sale of CORLUX for the treatment of the psychotic features of psychotic depression, it may never be accepted as a treatment for psychotic depression.

Many factors may affect the market acceptance and commercial success of CORLUX for the treatment of the psychotic features of psychotic depression. Although there is no FDA-approved treatment for psychotic depression, there are two treatment approaches currently used by psychiatrists: electroconvulsive therapy, or ECT, and combination medicinal therapy. Even if the FDA approves CORLUX for the treatment of the psychotic features of psychotic depression, physicians may not adopt CORLUX. Physicians will recommend the use of CORLUX only if they determine, based on experience, clinical data, side effect profiles and other factors, that it is preferable to other products or treatments then in use. Acceptance of CORLUX among influential practitioners will be essential for market acceptance of CORLUX.

Other factors that may affect the market acceptance and commercial success of CORLUX for the treatment of the psychotic features of psychotic depression include:

•	the effectiveness of CORLUX, including any side effects, as compared to alternative treatment methods;

•	the product labeling or product insert required by the FDA for CORLUX;

•

the cost-effectiveness of CORLUX and the availability of third-party insurance coverage and reimbursement, in particular from government payors such as Medicare and Medicaid, for patients using CORLUX;

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

The active ingredient in CORLUX, mifepristone, or RU-486, is used to terminate pregnancy. As a result, mifepristone has been and continues to be the subject of considerable ethical and political debate in the United States and elsewhere. Public perception of mifepristone may limit our ability to engage alternative manufacturers and may limit the commercial acceptance of CORLUX by patients and physicians. Even though we intend to create measures to minimize the likelihood of the prescribing of CORLUX to a pregnant woman, physicians may decline to prescribe CORLUX to a woman simply to avoid altogether any risk of unintentionally terminating a pregnancy. We intend to create measures for controlling the distribution of CORLUX to reduce the potential for diversion. However, controlled distribution may negatively impact sales of CORLUX.

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

If our third-party manufacturers of CORLUX fail to comply with FDA regulations or otherwise fail to meet our requirements, our product development and commercialization efforts may be delayed.

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

Our success depends in part on our ability to obtain and maintain adequate patent protection for the use of CORLUX for the treatment of the psychotic features of psychotic depression and other potential uses of GR-II antagonists. If we do not adequately protect our intellectual property, competitors may be able to use our intellectual property and erode our competitive advantage.

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

We have exclusively licensed three issued U.S. patents from Stanford University for the use of GR-II antagonists in the treatment of psychotic major depression, which is commonly referred to as psychotic depression, cocaine-induced psychosis and early dementia, including early Alzheimer’s disease. We bear the costs of protecting and defending the rights to these patents. In order to maintain the exclusive license to these patents until their expiration, we are obligated to make milestone and royalty payments to Stanford University. We are currently in compliance with our obligations under this agreement. If we become noncompliant, we may lose the right to commercialize CORLUX for the treatment of psychotic depression and Alzheimer’s disease and our business would be materially harmed. In addition, if Stanford University were to terminate our CORLUX license due to breach of the license on our part, we would not be able to commercialize CORLUX for the treatment of the psychotic features of psychotic depression.

Our patent applications and patents licensed or issued to us may be challenged by third parties and our patent applications may not result in issued patents. For example, in 2004, Akzo Nobel filed an observation challenging the claims of our exclusively licensed European patent application with claims directed to psychotic depression. In 2005, we filed a rebuttal to EPO that responded to the points raised by Akzo Nobel. In February 2006, the EPO allowed our patent application and in July 2006, this patent was issued. In April 2007 the Company received notification that there will be no opposition proceedings in Europe in regards to this patent.

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

Our licensed patent covering the use of mifepristone to treat psychotic depression is a method of use patent rather than a composition of matter patent, which increases the risk that physicians will prescribe another manufacturer’s mifepristone for the treatment of psychotic depression rather than CORLUX.

We have an exclusive license from Stanford University to a patent covering the use of GR-II antagonists, including mifepristone, targeted for the treatment of psychotic depression. A method of use patent covers only a specified use of a particular compound, not a particular composition of matter. All of our issued patents and all but three of our 12 U.S. patent applications relate to use patents. Because none of our issued patents covers the composition of mifepristone or any other compound, we cannot prevent others from commercializing mifepristone or any other GR-II antagonist. If others receive approval to manufacture and market mifepristone or any other GR-II antagonist, physicians could prescribe mifepristone or any other GR-II antagonist for psychotic depression patients instead of CORLUX. Although any such “off-label” use would violate our licensed patent, effectively monitoring compliance with our licensed patent may be difficult and costly. In addition, if others develop a treatment for psychotic depression that works through a mechanism which does not involve the GR-II receptor, physicians could prescribe that treatment instead of CORLUX.

Our efforts to discover, develop and commercialize new product candidates beyond CORLUX are at a very early stage. If we fail to identify and develop additional uses for GR-II antagonists, we may be unable to market additional products.

To develop additional potential sources of revenue, we believe that we must identify and develop additional product candidates. We have only recently begun to expand our research and development efforts toward identifying and developing product candidates in addition to CORLUX for the treatment of the psychotic features of psychotic depression. We own or have exclusively licensed issued U.S. patents covering the use of GR-II antagonists to treat psychotic depression, weight gain following treatment with antipsychotic medication, early dementia, mild cognitive impairment, psychosis associated with cocaine addiction, delerium and stress disorders, in addition to nine U.S. method of use patent applications covering GR-II antagonists for the treatment of a number of other metabolic and psychiatric disorders and three U.S. composition of matter patent applications covering specific GR-II antagonists.

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

We only have experience with CORLUX and we may determine that CORLUX is not desirable for uses other than for the treatment of the psychotic features of psychotic depression. In that event, we would have to identify and may need to secure rights to a different GR-II antagonist. For example, we may not develop CORLUX for mitigation of the weight gain associated with the use of olanzapine, even though we have reported positive top-line results regarding the proof of concept study described earlier in this Form 10-Q. We may pursue other GR-II antagonists for this use. The compounds developed pursuant to our discovery research program may fail to generate commercially viable product candidates in spite of the resources we have dedicated to the program. Even if product candidates are identified, we may abandon further development efforts before we reach clinical trials or after expending significant expense and time conducting clinical trials due to financial constraints, concerns over safety, efficacy of the product candidates or for other reasons. Moreover, governmental authorities may enact new legislation or regulations that could limit or restrict our development efforts. If we are unable to successfully discover and commercialize new uses for GR-II antagonists, we may be unable to generate sufficient revenue to support our operations.

We may not be able to pursue all of our product research and development opportunities if we are unable to secure adequate funding for these programs.

The costs required to start or continue many of the programs that our intellectual property allow us to consider for further development are collectively greater that the funds currently available to us. For example, we announced in 2004 that we had successfully discovered three series of compounds that are specific GR-II antagonists but, unlike CORLUX, do not appear to block the progesterone receptor. Further development of these programs and others, such as the use of GR-II antagonists for the mitigation of weight gain associated with olanzapine, may be delayed or cancelled if we determine that such development may jeopardize our ability to complete the clinical development of CORLUX for the treatment of psychotic depression.

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

We have only limited product liability insurance coverage, with limits that we believe to be customary for a development stage company. We intend to expand our product liability insurance coverage to any product candidates for which we obtain marketing approval. However, this insurance may be prohibitively expensive or may not fully cover our potential liabilities. Our inability to obtain adequate insurance coverage at an acceptable cost could prevent or inhibit the commercialization of our product candidates. Defending a lawsuit could be costly and significantly divert management’s attention from conducting our business. If a third party successfully sues us for any injury caused by our product candidates, our liability could exceed our total assets.

We have no sales staff and limited marketing activities and will need to develop sales and marketing capabilities to successfully commercialize CORLUX and any future uses of GR-II antagonists.

Our employees have limited experience in marketing or selling pharmaceutical products and we currently have no sales staff and limited marketing activities. To achieve commercial success for any approved product, we must either develop a sales and marketing force or enter into arrangements with others to market and sell our future products. We currently plan to establish a small, specialty sales force to market and sell CORLUX in the United States for the treatment of the psychotic features of psychotic depression. However, our sales and marketing efforts may not be successful or cost-effective. In the event that the commercial launch of CORLUX is delayed due to FDA requirements or other reasons, we may establish a sales and marketing force too early relative to the launch of CORLUX. This may be expensive, and our investment would be lost if the sales and marketing force could not be retained. If our efforts to develop a sales and marketing force are not successful, cost-effective and timely, we may not achieve profitability.

We may need to increase the size of our organization, and we may experience difficulties in managing growth.

If resources are made available to continue operations beyond the first quarter of 2008, we plan to use those resources to expand our research and development efforts and develop a sales and marketing organization when appropriate. In that event, we expect to experience growth, which may strain our operations, product development and other managerial and operating resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. To date, we have relied on a small management team, including a number of part-time contributors. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

To that end, we must be able to:

•	manage our research and development efforts effectively;

•	manage our clinical trials effectively;

•	integrate additional management, clinical development, administrative and sales and marketing personnel;

•	expand the size and composition of our management team;

•	develop our administrative, accounting and management information systems and controls; and

•	hire and train additional qualified personnel.

We may not be able to accomplish these tasks, and our failure to accomplish any of them could harm our business.

If CORLUX is approved and we are unable to obtain acceptable prices or adequate coverage and reimbursement for it from third-party payors, we will be unable to generate significant revenues.

There is significant uncertainty related to the availability of third-party insurance coverage and reimbursement for newly approved medications. The commercial success of our potential medications in both domestic and international markets is dependent on whether third-party coverage and reimbursement is available for them. Government payors, including Medicare and Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medicines, and, as a result, they may not cover or provide adequate payment for our medications. The continuing efforts of government and other third-party payors to contain or reduce the costs of health care may limit our revenues. Our dependence on the commercial success of CORLUX alone makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, even if CORLUX or future product candidates are approved for commercial sale, unless government and other third-party payors provide adequate coverage and reimbursement for our future products, physicians may not prescribe them. We intend to sell CORLUX directly to hospitals if we receive FDA approval. As a result, we will need to obtain approval from hospital formularies to receive wide-spread third-party coverage and reimbursement. If we fail to obtain that approval, we will be unable to generate significant revenues.

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

We face competition from companies with substantial financial, technical and marketing resources, which could limit our future revenues from the commercialization of CORLUX for the treatment of the psychotic features of psychotic depression or for other indications.

If approved for commercial use, CORLUX as a treatment for psychotic depression will compete with established treatments, including ECT and combination medicinal therapy.

Combination medicinal therapy consists of the use of antipsychotic and antidepressant medicines, not currently approved for the treatment of psychotic depression. The antipsychotics are prescribed for off-label use by physicians to treat the psychotic features of psychotic depression, which is the clinical target of CORLUX. Antipsychotics include Bristol-Myers Squibb’s Abilify, Novartis’ Clozaril, Pfizer’s Geodon and Navane, Ortho-McNeil’s Haldol, Janssen Pharmaceutica’s Risperdal, AstraZeneca’s Seroquel, GlaxoSmithKline’s Stelazine and Thorazine, Mylan’s thioridazine, Schering Corporation’s Trilafon and Eli Lilly’s Zyprexa. CORLUX may not compete effectively with these established treatments. We are aware of one clinical trial conducted by the pharmaceutical division of Akzo Nobel, for a new chemical entity for the treatment of psychotic depression. This new chemical entity is a GR-II antagonist, the commercial use of which would be covered by our patent. As discussed above, in 2004, Akzo Nobel filed an observation in our exclusively licensed European patent application with claims directed to psychotic depression, in which Akzo Nobel challenged the claims of that patent application. In 2005, we filed a rebuttal to the EPO that responded to the points raised by Akzo Nobel. In February 2006, the EPO allowed our patent application. In July 2006, the patent was issued. We are not aware of any public disclosures by any company, other than Akzo Nobel, regarding the development of new products to treat psychotic depression.

We are aware that Laboratoire HRA Pharma has received an orphan drug designation for the use of mifepristone to treat a subtype of Cushing’s Syndrome. If this product is approved for commercialization before CORLUX, our potential future revenue could be reduced by the possibility of off-label use of mifepristone for psychotic depression or for Cushing’s Syndrome.

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

Accordingly, CORLUX may not be an effective competitor against established treatments and our present or potential competitors may succeed in developing medicinal products that are superior to CORLUX or render CORLUX obsolete or non-competitive. If we are unable to establish CORLUX as a superior and cost-effective treatment for psychotic depression, or any future use, we may be unable to generate the revenues necessary to support our business.

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

Risks Related to Our Stock

The market price of our common stock may be highly volatile due to the limited number of shares of our common stock held by non-affiliates of the Company or factors influencing the stock market and opportunities for sale at any given time may be limited.

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended August 10, 2007 our average daily trading volume has been approximately 164,000 shares and the intra-day sales prices per share of our common stock ranged from $0.68 to $4.24. As of August 10, 2007, our officers, directors and principal stockholders control approximately 67% of our common stock. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	our cash and short-term investment position;

•	actual or anticipated timing and results of our clinical trials;

•	actual or anticipated regulatory approvals of our product candidates or of competing products;

•	changes in laws or regulations applicable to our product candidates or our competitors’ products;

•	changes in the expected or actual timing of our development programs or our competitors’ potential development programs;

•	actual or anticipated variations in quarterly operating results;

•	announcements of technological innovations by us, our collaborators or our competitors;

•	new products or services introduced or announced by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the biotechnology and pharmaceutical industries;

•	changes in the market valuations of similar companies;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	developments concerning our collaborations;

•	trading volume of our common stock;

•	limited number of shares of our common stock held by non-affiliates of the company;

•	maintaining compliance with the listing requirements of the stock exchange on which we are listed;

•	announcement of, or expectation of, additional financing efforts; and

•	sales of our common stock by us or our stockholders.

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

Securities analysts currently covering our common stock may discontinue research coverage. Additional securities analysts may elect not to provide research coverage of our common stock. A lack of research coverage may adversely affect our common stock’s market price. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts who elects to cover us downgrades our stock, our stock price would likely decline rapidly and significantly. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline. In addition, rules mandated by the Sarbanes-Oxley Act of 2002, and a global settlement reached in 2003 between the SEC, other regulatory analysts and a number of investment banks have led to a number of fundamental changes in how analysts are reviewed and compensated. In particular, many investment banking firms are required to contract with independent financial analysts for their stock research. It may be difficult for companies such as ours with smaller market capitalizations to attract independent financial analysts that will cover our common stock. This could have a negative effect on our market price.

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

Our officers, directors and principal stockholders acting as a group, as well as Paperboy Ventures acting alone, will be able to significantly influence corporate actions.

As of August 10, 2007, our officers, directors and principal stockholders control 67% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders. In addition, as of August 10, 2007, Paperboy Ventures LLC and a related entity, or Paperboy Ventures, own approximately 19.1% of our common stock and Allen Andersson, the chairman of Paperboy Ventures LLC, is a member of our board of directors. Paperboy Ventures’ ownership interest and board representation may allow it to exert significant control over us and the risks described above regarding our officers, directors and principal stockholders acting as a group are equally applicable to Paperboy Ventures acting alone.

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

Because we have been a public company for a relatively short time, we have limited experience complying with public company obligations, including recently enacted changes in securities laws and regulations. Compliance with these requirements will increase our costs and require additional management resources, and we still may fail to comply.

We are a small company with limited resources. Until April 2004, we operated as a private company, not subject to many of the requirements applicable to public companies.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form

10-K. This requirement will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2007. In addition, the independent registered public accounting firm auditing the company’s financial statements must attest to and report on the effectiveness of the company’s internal controls over financial reporting, which requirement will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2008. Uncertainty exists regarding our ability to comply with these requirements by applicable deadlines. If we are unable to complete the required assessment as to the adequacy of our internal control reporting or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as the required deadline and future year ends, investors could lose confidence in the reliability of our financial reporting.

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

On March 30, 2007, we sold 9,000,000 shares of our common stock, par value $0.001, at a price of $1.00 per share, for aggregate gross proceeds of $9,000,000. The investor group included Paperboy Ventures LLC, Sutter Hill Ventures and Alta Partners LLP, all venture capital firms that are currently significant shareholders of the Company, members of the Company’s board of directors at the time of the sale, Joseph C. Cook, Jr., David L. Mahoney, Alan F. Schatzberg, M.D. and James N. Wilson, and other accredited investors. G. Leonard Baker, Jr., a member of the Company’s board of directors, is a managing director of the general partner of Sutter Hill Ventures and Alix Marduel, M.D., a member of the Company’s board of directors, is a managing director of Alta Partners. Allen Andersson, the chairman of Paperboy Ventures LLC, was subsequently elected to the Company’s board of directors at the Company’s 2007 annual meeting of stockholders.

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

We held our annual meeting of stockholders on June 11, 2007 to consider and vote on proposals to elect directors to serve for the ensuing year and until their successors are elected and qualified and to ratify the selection by the Audit Committee of the Board of Directors of Ernst & Young, LLP, as independent registered public accounting firm of the Company for its fiscal year ending December 31, 2007.

The total number of shares voted at the annual meeting was 33,816,280. The voting on the two matters is set forth below:

Proposal 1 – Election of officers

The following directors were elected to serve for the ensuing year and until their successors are elected and qualified.

	For	Withheld
Director:
Allen Andersson	33,747,523	68,757
G. Leonard Baker, Jr.	33,428,218	388,062
Joseph K. Belanoff, M.D.	33,747,523	68,757
Joseph C. Cook, Jr.	33,747,523	68,757
James A. Harper	33,747,523	68,757
David L. Mahoney	33,747,523	68,757
Alix Marduel, M.D.	33,429,855	386,426
David Singer	33,747,523	68,757
James N. Wilson	33,661,019	155,261

Proposal 2 – Proposal to ratify the selection by the Audit Committee of the Board of Directors of Ernst & Young, LLP, as independent registered public accounting firm of the Company for its fiscal year ending December 31, 2007:

For	33,778,005
Against	28,451
Abstain	9,824

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(1)	Specimen Common Stock Certificate

4.2(1)	Amended and Restated Registration Rights Agreement by and among Corcept Therapeutics Incorporated and certain holders of preferred stock, dated as of May 8, 2001

4.3(1)	Amendment No. 1 to Amended and Restated Registration Rights Agreement by and among Corcept Therapeutics Incorporated and certain holders of preferred stock, dated as of March 16, 2004

10.1(2)	Common Stock Purchase Agreement by and among Corcept Therapeutics Incorporated and each of those persons and entities listed on the Schedule of Purchasers thereto, dated as of March 30, 2007

10.2	Severance and Change in Control Agreement between Corcept Therapeutics Incorporated and Joseph K. Belanoff, M. D., dated July 24, 2007

10.3	Severance and Change in Control Agreement between Corcept Therapeutics Incorporated and Robert L. Roe , M. D., dated July 24, 2007

10.4	Severance and Change in Control Agreement between Corcept Therapeutics Incorporated and Anne M. LeDoux, dated July 24, 2007

10.5	Severance and Change in Control Agreement between Corcept Therapeutics Incorporated and James N. Wilson, dated July 24, 2007

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Anne M. LeDoux.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Anne M. LeDoux.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) initially filed by the registrant with the SEC on February 10, 2004.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 3, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date: August 14, 2007	/s/ JOSEPH K. BELANOFF
Joseph K. Belanoff, M.D.
Chief Executive Officer

Date: August 14, 2007	/s/ Anne M. LeDoux
Anne M. LeDoux
Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(1)	Specimen Common Stock Certificate

4.2(1)	Amended and Restated Registration Rights Agreement by and among Corcept Therapeutics Incorporated and certain holders of preferred stock, dated as of May 8, 2001

4.3(1)	Amendment No. 1 to Amended and Restated Registration Rights Agreement by and among Corcept Therapeutics Incorporated and certain holders of preferred stock, dated as of March 16, 2004

10.1(2)	Common Stock Purchase Agreement by and among Corcept Therapeutics Incorporated and each of those persons and entities listed on the Schedule of Purchasers thereto, dated as of March 30, 2007

10.2	Severance and Change in Control Agreement between Corcept Therapeutics Incorporated and Joseph K. Belanoff, M. D., dated July 24, 2007

10.3	Severance and Change in Control Agreement between Corcept Therapeutics Incorporated and Robert L. Roe , M. D., dated July 24, 2007

10.4	Severance and Change in Control Agreement between Corcept Therapeutics Incorporated and Anne M. LeDoux, dated July 24, 2007

10.5	Severance and Change in Control Agreement between Corcept Therapeutics Incorporated and James N. Wilson, dated July 24, 2007

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Anne M. LeDoux.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Anne M. LeDoux.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) initially filed by the registrant with the SEC on February 10, 2004.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 3, 2007.