Form 10-Q
period 2007-09-30
CORCEPT THERAPEUTICS INC
filed 2007-11-14
CIK 1088856

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

On November 6, 2007 there were 39,548,489 shares of common stock outstanding at a par value $.001 per share.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(In thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$18,565	$8,906
Short-term investments	2,017	550
Prepaid expenses and other current assets	430	343

Total current assets	21,012	9,799
Property and equipment, net of accumulated depreciation	28	38
Other assets	64	65

Total assets	$21,104	$9,902

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,666	$916
Accrued clinical expenses	612	2,224
Accrued compensation	121	138
Obligations under capital lease, short-term	14	13
Other accrued liabilities	250	222

Total current liabilities	2,663	3,513
Obligations under capital lease, long-term	19	29

Total liabilities	2,682	3,542

Commitments
Stockholders’ equity:
Preferred stock	—	—
Common stock	40	26
Additional paid-in capital	124,332	105,125
Notes receivable from stockholders	(111)	(125)
Deferred compensation	(22)	(228)
Deficit accumulated during the development stage	(105,818)	(98,438)
Accumulated other comprehensive income	1	—

Total stockholders’ equity	18,422	6,360

Total liabilities and stockholders’ equity	$21,104	$9,902

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

					Period from inception (May 13, 1998) to September 30, 2007
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Collaboration revenue	$—	$—	$482	$221	$776

Operating expenses:
Research and development*	2,426	5,147	5,188	17,912	82,985
General and administrative*	1,192	1,402	3,120	3,900	27,393

Total operating expenses	3,618	6,549	8,308	21,812	110,378

Loss from operations	(3,618)	(6,549)	(7,826)	(21,591)	(109,602)

Interest and other income, net	191	154	453	609	4,047
Other expense	(1)	(8)	(7)	(14)	(263)

Net loss	$(3,428)	$(6,403)	$(7,380)	$(20,996)	$(105,818)

Basic and diluted net loss per share	$(0.09)	$(0.28)	$(0.23)	$(0.93)

Shares used in computing basic and diluted net loss per share	36,608	22,719	32,466	22,691

*Includes non-cash stock-based compensation consisting of the following:
Research and development	$64	$103	$149	$455	$4,680
General and administrative	299	274	411	803	6,215

Total non-cash stock-based compensation	$363	$377	$560	$1,258	$10,895

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

			Period from inception (May 13, 1998) to September 30, 2007
	Nine Months Ended September 30,
	2007	2006
Operating activities
Net loss	$(7,380)	$(20,996)	$(105,818)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization of property and equipment	10	10	85
Expense related to stock options, net of reversals	561	1,227	10,541
Expense related to stock issued for services or in conjunction with license agreement	—	12	75
Expense related to stock issued below fair value	—	23	522
Interest accrued on convertible promissory note	—	—	104
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(87)	(75)	(430)
Other assets	1	(10)	(64)
Accounts payable	750	2,069	1,666
Accrued clinical	(1,612)	20	612
Other liabilities	11	25	371

Net cash used in operating activities	(7,746)	(17,695)	(92,336)

Investing activities
Purchases of property and equipment	—	—	(54)
Purchases of short-term and long-term investments	(2,016)	(1,311)	(110,362)
Maturities of short-term investments	550	18,476	108,346

Net cash provided by (used in) investing activities	(1,466)	17,165	(2,070)

Financing activities
Proceeds from issuance of common stock, net of cash paid for issuance costs	18,866	19	70,903
Proceeds from issuance of convertible preferred stock, net of cash paid for issuance costs	—	—	40,378
Proceeds from issuance of convertible notes	—	—	1,543
Proceeds from repayment of stockholder notes	14	—	173
Principal payments of obligations under capital leases	(9)	(9)	(26)

Net cash provided by financing activities	18,871	10	112,971

Net increase (decrease) in cash and cash equivalents	9,659	(520)	18,565
Cash and cash equivalents, at beginning of period	8,906	3,816	—

Cash and cash equivalents, at end of period	$18,565	$3,296	$18,565

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

The accompanying unaudited balance sheet as of September 30, 2007, statements of operations for the three-month and nine-month periods ended September 30, 2007 and 2006, and statements of cash flows for the nine-month periods ended September 30, 2007 and 2006 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2006 has been derived from audited financial statements at that date.

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

As reflected in the accompanying financial statements as of September 30, 2007, the Company had cash, cash equivalents and investments of $20.6 million, working capital of $18.3 million and an accumulated deficit of $105.8 million. The Company believes that it has sufficient funds to maintain its current and planned operations through the second quarter of 2008, including the completion of the final reporting activities on its recently completed trials, commencement of the Company’s next series of clinical trials, which include the next Phase 3 trial in psychotic depression, a trial in Cushing’s Syndrome and a trial to further evaluate the management of weight gain induced by antipsychotic medications, and the continued development of the Company’s new chemical entities. The Company will need to raise additional funds in order to sustain its operations at anticipated levels beyond the second quarter of 2008. Although the Company’s management recognizes the need to raise funds in the future, there can be no assurance that the Company will be successful in consummating any such transaction, or, if the Company does consummate such a transaction, that the terms and conditions of such financing will not be unfavorable to it. Any failure by the Company to obtain additional funding will have a material adverse effect and will likely result in the Company’s inability to continue as a going concern. If the Company is not able to raise additional funds, it will not be able to continue operations beyond the second quarter of 2008.

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

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

Revenue Recognition

Collaboration revenue relates to services rendered in connection with an agreement signed in October 2005 with Eli Lilly and Company, or Lilly, in which Lilly has agreed to support the Company’s proof-of-concept clinical study evaluating the ability of CORLUX, the Company’s lead product candidate, to mitigate weight gain associated with the use of olanzapine, an atypical antipsychotic medication. Under the agreement, Lilly agreed to supply olanzapine and pay for the study. The Company is required to perform development activities as specified in this agreement and is reimbursed based on the costs associated with the conduct of the trial and the preparation and packaging of clinical trial materials. Revenue is recognized as services are rendered in accordance with the agreement. The cost of providing these research services approximates the revenue recognized. In June 2007 the Company announced preliminary top line results in this study, with the final activities to be completed by the fourth quarter of 2007.

Research and Development

Research and development expenses consist of costs incurred for Company-sponsored research and development activities. These costs include direct expenses (including nonrefundable payments to third parties) and research-related overhead expenses, as well as the cost of funding clinical trials, pre-clinical studies, manufacturing development and the contract development of second-generation compounds. Such costs are expensed as incurred. Costs to acquire technologies and materials that are utilized in research and development and that have no alternative future use are also expensed when incurred.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financing Liabilities – including an amendment of SFAS Statement No. 115, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 157 and SFAS 159 are both effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 and SFAS 159 on its financial statements.

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

On May 31, 2007, the Company signed an agreement for the conduct of research activities on new compounds. On July 17, 2007, the Company initiated an agreement for a human microdosing study of one of the Company’s new chemical entities. The total commitment under these two agreements is approximately $830,000. Approximately $230,000 of this commitment was expensed during the third quarter of 2007. Approximately $365,000 is expected to be incurred during the fourth quarter of 2007 and the remainder will be incurred in 2008. In addition, under this research agreement, the Company may be obligated to make milestone payments upon the occurrence of certain events, including: (i) patent filings in connection with the project; (ii) entries into Phase 1 clinical trials; and (iii) national regulatory approval of each product arising from work performed under the agreement, provided that sales of the product by the Company or any future licensees reach $5,000,000. No milestone events have occurred related to this agreement through September 30, 2007.

On September 18, 2007, the Company initiated additional work under the agreement for its cardiac study for an additional commitment of approximately $1.7 million. Approximately $850,000 of this amount was incurred as of September 30, 2007, with the remainder to be incurred before the end of 2007.

3.	Capital Stock

On March 30, 2007, the Company sold 9.0 million shares of common stock at a price of $1.00 per share in a private placement. The net proceeds were approximately $8.8 million after deducting issuance costs.

On August 16, 2007, the Company signed an agreement for the private placement of a total of approximately 4.8 million shares of its common stock at a price of $2.10 per share. Approximately 3.6 million shares were sold on August 17, 2007 with the remaining 1.2 million shares sold on September 24, 2007. The aggregate net proceeds of this financing were approximately $10.0 million after deducting issuance costs.

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

Also, during the nine months ended September 30, 2007, options for a total of approximately 395,000 shares were cancelled or forfeited as the result of employee terminations and the Company recorded a reversal of approximately $395,000 of stock-compensation expense related to an employee resignation. This reversal represents the excess of expense related to options granted to this individual that has been recorded under the graded vesting method as compared with the expense

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

associated with stock options that actually vested prior to the termination of employment. During the three- and nine-month periods ended September 30, 2006, the Company had recorded a reversal of approximately $35,000 of stock-compensation expense related to options that did not vest because of an employee termination.

There were stock options exercised for 26,250 shares during the nine months ended September 30, 2007.

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

(in Thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss—as reported	$(3,428)	$(6,403)	$(7,380)	$(20,996)
Adjustments to net loss related to stock awards to employees and directors accounted for under the intrinsic value method:
Add back amortization of deferred compensation	12	81	86	310
Deduct stock-based compensation expense determined under SFAS 123	(17)	(110)	(113)	(411)

Pro forma net loss	$(3,433)	$(6,432)	$(7,407)	$(21,097)

Net loss per share
As reported—basic and diluted	$(0.09)	$(0.28)	$(0.23)	$(0.93)
Pro forma—basic and diluted	$(0.09)	$(0.28)	$(0.23)	$(0.93)

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

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

Assumptions used in determining fair value for options granted to employees

The following table summarizes the weighted-average assumptions and resultant fair value for options granted to employees and directors during the nine months ended September 30, 2007 and 2006.

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Weighted average assumptions for stock options granted:
Risk-free rates	4.69%	4.98%
Expected term	6.0 years	6.0 years
Expected volatility of stock price	87.1%	78.6%
Dividend rate	0%	0%
Weighted average fair value of grants issued	$1.13	$3.09

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Net loss as reported	$(3,428)	$(6,403)	$(7,380)	$(20,996)
Change in unrealized loss	1	37	1	100

Comprehensive net loss	$(3,427)	$(6,366)	$(7,379)	$(20,896)

6.	Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period less outstanding shares subject to repurchase. Outstanding shares subject to repurchase are not included in the computation of basic net loss per share until the Company’s time-based repurchase rights have lapsed.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Net loss (numerator)	$(3,428)	$(6,403)	$(7,380)	$(20,996)

Shares used in computing historical basic and diluted net loss per share (denominator)
Weighted-average common shares outstanding	36,608	22,732	32,466	22,720
Less weighted-average shares subject to repurchase	—	(13)	—	(29)

Denominator for basic and diluted net loss per share	36,608	22,719	32,466	22,691

Basic and diluted net loss per share	$(0.09)	$(0.28)	$(0.23)	$(0.93)

The following table presents information on securities outstanding as of the end of each period that could potentially dilute the per share data in the future.

	September 30,
	2007	2006
	(in thousands)
Shares subject to repurchase	—	5
Stock options outstanding	3,666	1,288

Total	3,666	1,293

7.	Subsequent Events

On October 23, 2007, the Company signed an agreement for services in connection with the trial to be initiated for CORLUX for the treatment of Cushing’s Syndrome. The total commitment under this agreement is approximately $770,000, which will be expended over approximately a 30-month period. Under the master agreement with this vendor, the agreement may be terminated upon sixty days notice to the vendor. If terminated early, the Company will be responsible for the costs incurred by the vendor through the effective date of the termination.

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

We believe that our current capital is sufficient to fund operations only through the second quarter of 2008. We need additional capital in order to continue operations and capital may not be available to us at all or on favorable terms.

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

OVERVIEW

We are a pharmaceutical company engaged in the development of medications for the treatment of severe psychiatric and metabolic diseases. Since our inception in May 1998, we have been developing our lead product, CORLUX, a glucocorticoid receptor II, or GR-II, antagonist

Psychotic Depression

Our lead program is for the development of CORLUX for the treatment of the psychotic features of psychotic major depression, under an exclusive patent license from Stanford University. Psychotic major depression, or PMD, will hereinafter be referred to as psychotic depression. The United States Food and Drug Administration, or FDA, has granted “fast track” status to evaluate the safety and efficacy of CORLUX for the treatment of the psychotic features of psychotic depression. Between August 2006 and March 2007 we announced the top line results of our initial three Phase 3 trials in which CORLUX was evaluated for treating the psychotic features of psychotic depression.

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

Management of Weight Gain induced by Antipsychotics

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

In April 2005, we announced results from two preclinical studies conducted in a rat model of olanzapine induced weight gain. These studies demonstrated that CORLUX reduced both the weight gain associated with ongoing olanzapine use and prevented the weight gain associated with the initiation of treatment with olanzapine.

Cushing’s Syndrome

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

In September 2007, we received notification that the FDA has opened the Investigational New Drug application, or IND, for CORLUX for the treatment of Cushing’s Syndrome. In the communication regarding the opening of the IND, the FDA indicated that a single study may provide a reasonable basis for the submission of a New Drug Application, or NDA, for CORLUX for the treatment of Cushing’s Syndrome. Receipt of this communication from the FDA allows us to initiate the 50-patient open label study defined by the protocol submitted with the application for the IND. We have begun qualifying potential sites for this study and expect to open the trial for enrollment late in the fourth quarter of 2007.

Research and Human Biology

Also in July 2007, we executed an agreement with Xceleron Limited to conduct a human microdosing study of one of Corcept’s new chemical entities, a selective GR-II antagonist, utilizing Xceleron’s Accelerator Mass Spectrometry, or AMS, technology. In early 2003, Corcept initiated a discovery research program to identify and patent selective GR-II antagonists to develop a pipeline of products for proprietary use. Three distinct series of GR-II antagonists were identified. These compounds appear to be as potent as Corcept’s lead product CORLUX in blocking cortisol but, unlike CORLUX, they do not appear to block the progesterone or other steroid receptors. We will evaluate one of the compounds, which develops particularly high plasma and brain concentrations in an animal model, in a human microdosing study using Xceleron’s AMS technology.

In May 2007 we signed a new agreement to continue our discovery research activities on new compounds for a period of six months.

General

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

We are in the development stage and have incurred significant losses since our inception because we had not generated any revenue through September 2007 other than the revenue under the collaboration agreement with Lilly, and do not expect to generate significant revenue for the foreseeable future. As of September 30, 2007, we had an accumulated deficit of $105.8 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for CORLUX, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing process development and regulatory activities, as well as general and administrative expenses. We expect to continue to incur net losses over at least the next several years as we continue our CORLUX clinical development program, apply for regulatory approvals, initiate development of newly identified GR-II antagonists for various indications, continue our discovery research program, acquire and develop treatments in other therapeutic areas, establish sales and marketing capabilities and expand our operations.

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

In April 2007, Nasdaq granted our request to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market. Since transferring to the Nasdaq Capital Market, we have been in compliance with all listing requirements.

Results of Operations

Three and Nine Month Periods Ended September 30, 2007 and 2006

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

During the first nine months of 2007 and 2006, we recognized approximately $482,000 and 221,000, respectively, under this agreement. We did not recognize any revenue during the third quarter of 2007 or 2006. There will be no significant revenue under this agreement in the future as the majority of the activities were completed by the end of the second quarter of 2007.

Research and development expenses. Research and development expenses include the personnel costs related to our development activities including non-cash stock-based compensation, as well as the costs of pre-clinical studies, clinical trial preparations, enrollment and monitoring expenses, regulatory costs and the costs of manufacturing development.

Research and development expenses decreased 53% to $2.4 million for the three-month period ended September 30, 2007, from $5.1 million for the three-month period ended September 30, 2006. For the nine months ended September 30, 2007, research and development expenses decreased 71% to $5.2 million from $17.9 million for the nine months ended September 30, 2006. The decrease in expenses reflects clinical trial cost decreases of approximately $2.9 million and $12.3 million, respectively, for the current quarter and year-to-date periods as compared to the same periods of 2006 due to the substantial completion of the Phase 3 clinical trials for psychotic depression in late 2006 and early 2007, which were partially offset by increases in clinical trial costs related to other programs of $90,000 and $405,000, respectively. There were also increases in contract research expenses during the three- and nine-month periods of 2007 as compared to 2006 of approximately $225,000 and $205,000, respectively, principally due to basic research work in new chemical compounds and increases in manufacturing expenses of approximately $245,000 and $105,000, respectively, due to the manufacture of additional materials for upcoming clinical trials. In addition, during the three- and nine-month periods ended September 30, 2007 as compared to the similar periods in 2006, there were decreases in pre-clinical studies of approximately $265,000 and $745,000, respectively, and staffing expenses of approximately $175,000 and $545,000, respectively, which included decreases in non-cash stock-based compensation of approximately $40,000 and $245,000, respectively. The decreases in staffing expenses were partially offset by increases in consulting and professional fees of $110,000 and 155,000, respectively, for the three- and nine-month periods ended September 30, 2007 as compared to the similar periods in 2006.

Below is a summary of our research and development expenses by major project:

	Three Months Ended September 30,		Nine Months Ended September 30,
Project	2007	2006	2007	2006
	(in thousands)
CORLUX for the treatment of the psychotic features of psychotic depression	$1,918	$4,918	$3,873	$17,000
CORLUX for other clinical programs	137	3	798	205
Drug discovery research	307	123	368	252
Stock-based compensation	64	103	149	455

Total research and development expense	$2,426	$5,147	$5,188	$17.912

We expect that research and development expenditures will increase during the fourth quarter of 2007 as compared to 2006 due to the costs incurred during the preparation for the planned clinical trials and the increased discovery research activity. Research and development expenses during future years will be largely dependent on the availability of additional funds to finance clinical development plans based on our experience from prior trials. See also, the “Liquidity and Capital Resources” section in this Form 10-Q.

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

General and administrative expenses decreased 15% to approximately $1.2 million for the three-month period ended September 30, 2007, from $1.4 million for the three-month period ended September 30, 2006. For the nine months ended September 30, 2007, general and administrative expenses decreased 20% to $3.1 million from $3.9 million for the nine months ended September 30, 2006. During the three- and nine-month periods ended September 30, 2007 legal and professional fees decreased by approximately $170,000 and $190,000, respectively, as compared to the similar periods of 2006 due primarily to lower costs related to patents. Staffing costs also decreased by approximately $50,000 and $550,000, respectively, for the quarter and nine months ended September 30, 2007 as compared to the similar periods of 2006. The changes in staffing costs included an increase in non-cash stock-based compensation of approximately $25,000 for the quarter ended September 30, 2007 as compared with 2006 and a decrease of approximately $392,000 for the nine months ended September 30, 2007 as compared with 2006.

The decreases in stock-based compensation during the nine months ended September 30, 2007 included a reversal of approximately $395,000 of stock-compensation expense during the second quarter of 2007 in connection with the resignation of an employee, which represents the excess of expense under the graded vesting method as compared with the expense associated with stock options that actually vested prior to this termination. Stock-based compensation expense related to stock options granted to officers and employees during the second quarter of 2007 was partially offset by declining expense of earlier options due to the decelerating scale of expense under the graded vesting method and options cancelled due to an employee termination.

The amount of general and administrative expenses for the remainder of 2007 and future years will be largely dependent on our assessment of the staff necessary to support our continued clinical development activities and the availability of additional funds. See also, the “Liquidity and Capital Resources” section in this Form 10-Q.

Interest and other income, net. Interest and other income, net, increased to approximately $191,000 for the third quarter of 2007, as compared to approximately $154,000 in the third quarter of 2006. Interest and other income, net, decreased to approximately $453,000 for the nine months ended September 30, 2007 as compared to approximately $609,000 in the same period of 2006. The increase in interest income in the third quarter was attributable to earnings on the proceeds of the equity financing during the third quarter of 2007. The decrease in interest during the nine months ended September 30, 2007 as compared to 2006 was attributable to lower average balance of invested funds which was partially offset by higher yields on the investment portfolios during the 2007 period as compared to the 2006 period.

Other expense. Other expense, which represents state tax and interest expense on capitalized leases, was approximately $1,000 and $7,000, respectively, for the three- and nine-month periods ended September 30, 2007 as compared to approximately $8,000 and $14,000, respectively, for the same periods in 2006.

Liquidity and Capital Resources

We have incurred operating losses since inception, and at September 30, 2007, we had a deficit accumulated during the development stage of $105.8 million. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities to fund our operations. On March 30, 2007, we sold 9 million shares of common stock at a price of $1.00 per share in a private placement, which generated net proceeds of approximately $8.8 million after deducting issuance costs. During the third quarter of 2007, we sold approximately 4.8 million shares of common stock at a price of $2.10 per share in a private placement, which generated net proceeds of approximately $10.0 million after deducting issuance costs.

At September 30, 2007, we had cash, cash equivalents and investments balances of $20.6 million, compared to $9.5 million at December 31, 2006. Net cash used in operating activities for the nine-month period ended September 30, 2007 was approximately $7.7 million as compared to approximately $17.7 million for the same period in 2006. The use of cash in each period was primarily a result of net losses associated with our research and development activities and amounts incurred to develop our administrative infrastructure. We expect cash used in operating activities to increase for the fourth quarter and later years due to the continuation and expansion of our development programs for psychotic depression, Cushing’s Syndrome and the management of weight gain induced by atypical antipsychotic medications, research activities, commercialization activities and general and administrative expenses.

We believe that we have sufficient funds to maintain our current operations through the completion of the final reporting activities for our recently completed trials, to begin our next series of clinical trials, which include a Phase 3 trial in psychotic depression, a Phase 3 trial in Cushing’s Syndrome and a trial to further evaluate the management of weight gain induced by antipsychotic medications, and to continue development of our new chemical entities. If we are not able to raise additional funds, we will not be able to continue operations as currently planned beyond the second quarter of 2008.

We will have to perform additional clinical trials prior to submission of an NDA for CORLUX for the treatment of the psychotic features of psychotic depression. We will need to raise additional funds to complete the development of CORLUX for the treatment of psychotic depression, to initiate its clinical development for other indications, to prepare for its commercialization and to conduct other research activities. The additional funds will be used to fund increases in our research and development and general and administrative activities in 2008 and subsequent years.

We plan to raise additional funds assuming investors’ acceptance of our business plan going forward, which includes additional Phase 3 clinical trial efforts in psychotic depression, a Phase 3 clinical trial with CORLUX for the treatment of Cushing’s Syndrome, development of CORLUX for the management of antipsychotic-induced weight gain and the development of our new chemical entities. We cannot be certain that additional funding will be available on acceptable terms or at all. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. If we obtain funds through collaborations with others, these arrangements may be on unfavorable terms or may require us to relinquish certain rights to our technologies or product candidates, including potentially our lead product candidate, that we would otherwise seek to develop on our own. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or we may be required to discontinue operations.

Contractual Obligations and Commercial Commitments

On May 31, 2007, we signed an agreement for the conduct of research activities on new compounds. On July 17, 2007, we initiated an agreement for a human microdosing study of one of the Company’s new chemical entities. The total commitment under these two agreements is approximately $825,000. Approximately $230,000 of this commitment was expensed during the third quarter of 2007. Approximately $365,000 is expected to be incurred during the fourth quarter and the remainder will be incurred in 2008. In addition, under this research agreement, the Company may be obligated to make milestone payments upon the occurrence of certain events, including: (i) patent filings in connection with the project; (ii) entries into Phase 1 clinical trials; and (iii) national regulatory approval of each product arising from work performed under the agreement, provided that sales of the product by the Company or any future licensees reach $5,000,000. No milestone events have occurred related to this agreement through September 30, 2007.

On September 18, 2007, we initiated additional work under the agreement for our cardiac study for an additional commitment of approximately $1.7 million. Approximately $850,000 of this amount was incurred by September 30, 2007, with the remainder to be incurred before the end of 2007.

On October 23, 2007, the Company signed an agreement for services in connection with the trial to be initiated for CORLUX for the treatment of Cushing’s Syndrome. The total commitment under this agreement is approximately $770,000, which will be expended over approximately a 30-month period. Under the master agreement with this vendor, the agreement may be terminated upon sixty days notice to the vendor. If terminated early, the Company will be responsible for the costs incurred by the vendor through the effective date of the termination.

Critical Accounting Policies and Estimates

We believe there have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2007 as compared to what was previously disclosed in our Form 10-K for the year ended December 31, 2006.

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

Revenue recognition — Collaboration revenue. Collaboration revenue relates to services rendered in connection with our agreement signed in October 2005 with Lilly under which Lilly agreed to supply olanzapine and pay for the study. We are required to perform development activities as specified in this agreement and are reimbursed based on the costs associated with the conduct of the trial and the preparation and packaging of clinical trial materials. Revenue is recognized as services are rendered in accordance with the agreement. The cost of providing these research services approximates the revenue recognized.

Accruals of Research and Development Costs. We recorded accruals for estimated costs of research, pre-clinical and clinical studies, and manufacturing development of approximately $610,000 and $2.2 million as of September 30, 2007 and December 31, 2006, respectively. These costs are a significant component of our research and development expenses. We make significant judgments and estimates in determining the accrual balance in each reporting period. Accrued clinical trial costs are based on estimates of the work completed under the service agreements, milestones achieved, patient enrollment and past experience with similar contracts and service providers. Our estimate of the work completed and associated costs to be accrued includes our assessment of the information received from our third-party contract research organizations and the overall status of our clinical trial activities. In the past, we have not experienced any material deviations between accrued clinical trial expenses and actual clinical trial expenses. However, actual services performed, number of patients enrolled and the rate of patient enrollment may vary from our estimates, resulting in adjustments to clinical trial expense in future periods.

Stock-based compensation for options. Stock-based compensation arises from the granting of stock options to employees and directors, as well as to non-employees.

Employees and directors

As of January 1, 2006 we adopted Statement of Financial Accounting Standard No. 123 (Revised 2004), Share-Based Payment, or SFAS 123R, under the “modified prospective” method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted or modified after the effective date and (b) based on the requirements of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, or SFAS 123, for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. Prior to the adoption of SFAS 123R, we had accounted for stock-based compensation for options granted to employees and directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and had adopted the disclosure-only alternative of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, or SFAS 148. Because we had used the “minimum” value method for SFAS 123 pro forma disclosure requirements for options granted prior to the initial public offering of our common stock in 2004, which we refer to as our IPO, we continue to account for the portion of these pre-IPO grants that were non-vested as of January 1, 2006 under the provisions of APB 25 and related Interpretations, with pro forma disclosures under SFAS 123.

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

Income Taxes. In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, an interpretation of SFAS No. 109, Accounting for Income Taxes, or SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have adopted FIN 48 as of January 1, 2007, as required. As a result of the implementation of FIN 48, we did not recognize any adjustment to the liability for uncertain tax positions or to our deferred tax assets for unrecognized tax benefits, all of which are currently offset by a full valuation allowance. Therefore, there was no adjustment to the beginning balance of retained earnings in 2007.

Accounting Changes. In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 addresses quantifying the financial statement effects of misstatements: specifically, how the effects of prior year uncorrected misstatements must be considered in quantifying misstatements in the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. We have adopted SAB 108 as of January 1, 2007, as required. There was no material impact on our financial statements from the adoption of SAB 108.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of September 30, 2007, with the exception of the operating lease for our office space. The operating lease, originally signed in 2005 was effective for a 30 month term, from July 2005 through December 2007 at a monthly rental of approximately $14,000, plus operating expenses. In August 2007, we extended the lease through December 2008 at a monthly rental of approximately $20,000, plus operating expenses.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financing Liabilities – including an amendment of SFAS Statement No. 115, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 157 and SFAS 159 are both effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 and SFAS 159 on its financial statements.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss. As of September 30, 2007, our cash and cash equivalents consisted primarily of cash money market funds maintained at major U.S. financial institutions and short-term investments consisted of commercial paper. To minimize our exposure to interest rate market risk, we limit the maturities of our investments to less than two years with an average maturity not to exceed one year. Due to the short-term nature of these instruments, a 1% increase or decrease in market interest rates would not have a material adverse impact on the total value of our portfolio as of September 30, 2007.

Currency Risk

In 2004, we signed a master agreement with a contract research organization, or CRO, to assist us in the conduct of clinical trials in Europe. The costs of these trials are denominated in Euros, which the vendor converts into U.S. dollars for invoicing as costs are incurred, generally on a monthly basis. Thus, we may bear some currency rate exposure for the costs of these trials. As of December 31, 2006, we had executed amendments to this agreement that included Euro-denominated commitments of approximately 6.8 million Euros. As of September 30, 2007, all three Euro-denominated trials have completed all patient activities and remaining reporting activities should be completed by the end of 2007. The timing of payments will depend upon the actual completion of these activities. Approximately 140,000 Euros had not been expended or accrued as of September 30, 2007, which is equivalent to approximately $200,000, using the exchange rate as of that date. A 1% increase or decrease in the currency rate of exchange between the U.S. Dollar and the Euro would have an impact of approximately $2,000 on the unexpended cost of these trials. The master agreement with this CRO provides for termination by us with forty-five days’ notice.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation as of September 30, 2007, our chief executive officer and chief accounting officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

Our current capital is sufficient to fund operations only through the second quarter of 2008. We will need additional capital in order to continue operations and capital may not be available to us at all or on favorable terms.

We expect that our existing cash resources will be sufficient to fund our operations as currently planned only through the second quarter of 2008. Our cash and marketable securities have enabled us to complete the third of our three Phase 3 clinical studies evaluating our lead product candidate, CORLUX, for treating the psychotic features of psychotic depression. However, we do not have sufficient funds to maintain our current infrastructure beyond the completion of reporting activities on our recently completed trials and the commencement of enrollment in our next series of clinical trials, which include a Phase 3 trial in psychotic depression, our Phase 3 trial in Cushing’s Syndrome and a clinical trial to further evaluate the management of weight induced by antipsychotic medications.

We will require substantial additional funding in the form of public or private equity offerings, debt financings, strategic partnerships and/or licensing arrangements in order to continue our operations beyond the second quarter of 2008. Even if available, each source of financing has some risks to our shareholders and to the company. Raising funds through equity financings will be dilutive to our current shareholders. Debt financing arrangements may contain restrictive provisions or covenants. Obtaining funds through collaborations with others may be on unfavorable terms or may require us to relinquish certain rights to our technologies or products, including potentially our lead product candidate, that we would otherwise seek to develop on our own;

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

Although our cash and marketable securities will enable us to complete the final reporting activities for our recently completed Phase 3 trials and to fund the commencement of enrollment in our next series of clinical trials through the second quarter of 2008, we will need to raise additional funds for our research and development and general and administrative activities for the remainder of 2008 and subsequent years. We believe that our ability to secure substantial additional funding in the near term will depend largely on investors’ acceptance of our business plan going forward, which includes a Phase 3 clinical trial in psychotic depression, a Phase 3 clinical trial for the treatment of Cushing’s Syndrome, Phase 2 clinical trials in the prevention and reduction of antipsychotic-induced weight gain and the development of our new chemical entities. We cannot be certain that additional funding will be available on acceptable terms or at all. Our inability to raise capital will result in a delay of the performance of these activities and harm our business and product development efforts. Without additional funding we will not be able to continue the company’s operations beyond the second quarter of 2008.

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

We are a development stage company with no current source of product revenue. We have a limited history of operations and have focused primarily on clinical trials, and if the outcome of our clinical trials supports it, we plan to seek FDA regulatory clearance to market CORLUX for the treatment of the psychotic features of psychotic depression and for the treatment of Cushing’s Syndrome. Historically, we have funded our operations primarily from the sale of our equity securities. We have incurred losses in each year since our inception in 1998. As of September 30, 2007, we had an accumulated deficit of $105.8 million. We do not know when or if we will generate product revenue. Subject to our ability to raise additional funds, we expect our research and development expenses to increase in connection with the clinical trials and other development activities for CORLUX and for other product candidates. We expect to incur significant expenses related to the preparation for commercializing CORLUX and for the product’s launch, if the FDA approves our NDA. As a result, we expect that our losses will increase for the foreseeable future. We are unable to predict the extent of any future losses or whether or when we will become profitable.

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

We have engaged a CRO to assist in the conduct of our clinical trial activity in Europe. The costs of these trials are denominated in Euros, which the vendor converts into U.S. dollars for invoicing as costs are incurred on a monthly basis. Thus, we bear some currency rate exposure for the costs of these activities. The final reporting activities for these trials are expected to be conducted through the fourth quarter of 2007. The timing of payments will depend upon various factors including the timing of final reporting of trial results and the final payments of pass-through costs, such as grants to investigators and laboratory services. All European trial activities are being conducted under a master agreement that provides for termination by us with forty-five days’ notice.

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

•	the timing of market entry of CORLUX relative to competitive products;

•	the intentional restriction of distribution of CORLUX to physicians treating the target patient population;

•	the extent and success of our sales and marketing efforts;

•	the rate of adoption of CORLUX by physicians and by target patient population; and

•	• negative publicity concerning CORLUX, RU-486 or mifepristone.

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

To date, we own four issued U.S. patents and have exclusively licensed three issued U.S. patents, in each case along with a number of corresponding foreign patents or patent applications. We also have eleven U.S. method of use patent applications for GR-II antagonists and three composition of matter patent applications covering specific GR-II antagonists. We have applied, and will continue to apply, for patents covering our product candidates as we deem appropriate.

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

We have an exclusive license from Stanford University to a patent covering the use of GR-II antagonists, including mifepristone, targeted for the treatment of psychotic depression. A method of use patent covers only a specified use of a particular compound, not a particular composition of matter. All of our issued patents and all but three of our 14 U.S. patent applications relate to use patents. Because none of our issued patents covers the composition of mifepristone or any other compound, we cannot prevent others from commercializing mifepristone or any other GR-II antagonist. If others receive approval to manufacture and market mifepristone or any other GR-II antagonist, physicians could prescribe mifepristone or any other GR-II antagonist for psychotic depression patients instead of CORLUX. Although any such “off-label” use would violate our licensed patent, effectively monitoring compliance with our licensed patent may be difficult and costly. In addition, if others develop a treatment for psychotic depression that works through a mechanism which does not involve the GR-II receptor, physicians could prescribe that treatment instead of CORLUX.

Our efforts to discover, develop and commercialize new product candidates beyond CORLUX are at a very early stage. If we fail to identify and develop additional uses for GR-II antagonists, we may be unable to market additional products.

To develop additional potential sources of revenue, we believe that we must identify and develop additional product candidates. We own or have exclusively licensed issued U.S. patents covering the use of GR-II antagonists to treat psychotic depression, weight gain following treatment with antipsychotic medication, early dementia, mild cognitive impairment, psychosis associated with cocaine addiction, delirium and stress disorders, in addition to eleven U.S. method of use patent applications covering GR-II antagonists for the treatment of a number of other metabolic and psychiatric disorders and three U.S. composition of matter patent applications covering specific GR-II antagonists.

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

If resources are made available to continue operations beyond the second quarter of 2008, we plan to use those resources to expand our research and development efforts and develop a sales and marketing organization when appropriate. In that event, we expect to experience growth, which may strain our operations, product development and other managerial and operating resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. To date, we have relied on a small management team, including a number of part-time contributors. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended November 6, 2007 our average daily trading volume has been approximately 120,000 shares and the intra-day sales prices per share of our common stock ranged from $0.68 to $6.85. As of November 6, 2007, our officers, directors and principal stockholders control approximately 70% of our common stock. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

As of November 6, 2007, our officers, directors and principal stockholders control approximately 70% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders. As of November 6, 2007, Paperboy Ventures LLC owns approximately 21% of our common stock. Allen Andersson, the chairman of Paperboy Ventures LLC, is a member of our board of directors. Paperboy Ventures’ ownership interest and board representation may allow it to exert significant control over us and the risks described above regarding our officers, directors and principal stockholders acting as a group are equally applicable to Paperboy Ventures acting alone.

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

On August 16, 2007, we agreed to sell an aggregate of 4,790,473 shares of common stock, par value $0.001, at a price of $2.10 per share, for aggregate proceeds of approximately $10.1 million.

We completed the initial closing of the Offering on August 17, 2007, selling 3,599,997 shares of common stock, par value $0.001, at the purchase price of $2.10 per share for gross proceeds of $7.6 million. The Purchasers in the initial closing included Paperboy Ventures, LLC, Sutter Hill Ventures and Alta Partners, LLP, all venture capital firms that are currently significant shareholders of the Company. The Purchasers also included various entities affiliated with G. Leonard Baker, Jr., Joseph C. Cook, Jr., David L. Mahoney and James N. Wilson, who are members of the Company’s board of directors, and other qualified investors. Allen Andersson, a member of the Company’s board of directors, is the chairman of Paperboy Ventures. Mr. Baker is a partner and managing director of Sutter Hill Ventures. Alix Marduel, M.D., a member of the Company’s board of directors, is a managing director of Alta Partners.

On September 24, 2007, after receiving approval at a special meeting of stockholders, we completed the second closing under the agreement selling an additional 1,190,476 shares of common stock, par value $0.001, at the purchase price of $2.10 per share to Paperboy Ventures LLC for additional proceeds of $2.5 million.

This financing is exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) the Securities Act of 1933, as amended, and Regulation D under the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a special meeting of stockholders on September 24, 2007 to consider and vote on a proposal to approve the issuance and sale of 1,190,476 shares of the Company’s common stock to Paperboy Ventures, LLC, pursuant to the Common Stock Purchase Agreement, dated August 16, 2007 among the Company and the purchaser parties thereto as required by Nasdaq Rule 4350.

The total number of shares voted at the special meeting was 29,189,384. The voting on the proposal is set forth below:

For	28,544,623
Against	629,161
Abstain	15,600

ITEM 5.	OTHER INFORMATION

In October 2007, Robert L. Roe, our President, adopted a plan in accordance with Rule 10b5-1 under the Exchange Act for sales of our common stock. Under the plan, shares will be sold from time to time over a 12-month period, beginning in December 2007.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(1)	Specimen Common Stock Certificate

4.2(1)	Amended and Restated Registration Rights Agreement by and among Corcept Therapeutics Incorporated and certain holders of preferred stock, dated as of May 8, 2001

4.3(1)	Amendment No. 1 to Amended and Restated Registration Rights Agreement by and among Corcept Therapeutics Incorporated and certain holders of preferred stock, dated as of March 16, 2004

10.1(3)	Common Stock Purchase Agreement by and among Corcept Therapeutics Incorporated and each of those persons and entities listed on the Schedule of Purchasers thereto, dated as of March 30, 2007

10.2(4)	Severance and Change in Control Agreement between Corcept Therapeutics Incorporated and Joseph K. Belanoff, M. D., dated July 24, 2007

10.3(4)	Severance and Change in Control Agreement between Corcept Therapeutics Incorporated and Robert L. Roe , M. D., dated July 24, 2007

10.4(4)	Severance and Change in Control Agreement between Corcept Therapeutics Incorporated and Anne M. LeDoux, dated July 24, 2007

10.5(4)	Severance and Change in Control Agreement between Corcept Therapeutics Incorporated and James N. Wilson, dated July 24, 2007

10.6(5)	Common Stock Purchase Agreement by and among Corcept Therapeutics Incorporated and each of those persons and entities listed in the Schedule of Purchasers thereto, dated as of August 16, 2007.

10.7	Form of Indemnification Agreement for directors and officers approved by the Board of Directors on September 24, 2007

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Anne M. LeDoux.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Anne M. LeDoux.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) initially filed by the registrant with the SEC on February 10, 2004.

(2)	Incorporated by reference to the Registrants Current Report on Form 8-K filed September 27, 2007.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 3, 2007.

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, which was filed with the SEC on August 14, 2007.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed August 21, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date: November 14, 2007	/S/ JOSEPH K. BELANOFF
Joseph K. Belanoff, M.D. Chief Executive Officer

Date: November 14, 2007	/s/ Anne M. LeDoux
Anne M. LeDoux Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(1)	Specimen Common Stock Certificate

4.2(1)	Amended and Restated Registration Rights Agreement by and among Corcept Therapeutics Incorporated and certain holders of preferred stock, dated as of May 8, 2001

4.3(1)	Amendment No. 1 to Amended and Restated Registration Rights Agreement by and among Corcept Therapeutics Incorporated and certain holders of preferred stock, dated as of March 16, 2004

10.1(3)	Common Stock Purchase Agreement by and among Corcept Therapeutics Incorporated and each of those persons and entities listed on the Schedule of Purchasers thereto, dated as of March 30, 2007

10.2(4)	Severance and Change in Control Agreement between Corcept Therapeutics Incorporated and Joseph K. Belanoff, M. D., dated July 24, 2007

10.3(4)	Severance and Change in Control Agreement between Corcept Therapeutics Incorporated and Robert L. Roe , M. D., dated July 24, 2007

10.4(4)	Severance and Change in Control Agreement between Corcept Therapeutics Incorporated and Anne M. LeDoux, dated July 24, 2007

10.5(4)	Severance and Change in Control Agreement between Corcept Therapeutics Incorporated and James N. Wilson, dated July 24, 2007

10.6(5)	Common Stock Purchase Agreement by and among Corcept Therapeutics Incorporated and each of those persons and entities listed in the Schedule of Purchasers thereto, dated as of August 16, 2007.

10.7	Form of Indemnification Agreement for directors and officers approved by the Board of Directors on September 24, 2007.

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Anne M. LeDoux.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Anne M. LeDoux.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) initially filed by the registrant with the SEC on February 10, 2004.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2007.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 3, 2007.

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, which was filed with the SEC on August 14, 2007.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed August 21, 2007.