Form 10-K
period 2007-12-31
CORCEPT THERAPEUTICS INC
filed 2008-03-31
CIK 1088856

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $31,000,000 as of June 30, 2007 based upon the closing price on the Nasdaq Stock Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

On March 31, 2008 there were 48,473,164 shares of common stock outstanding at a par value $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Form 10-K

For the year ended December 31, 2007

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

Overview

Corcept Therapeutics Incorporated is a pharmaceutical company headquartered in Menlo Park, California engaged in the development of drugs for the treatment of severe psychiatric and metabolic diseases. Our current focus is on the development of drugs for disorders that are associated with a steroid hormone called cortisol. Elevated levels and abnormal release patterns of cortisol have been implicated in a broad range of human disorders. Our scientific founders are responsible for many of the critical discoveries illustrating the link between psychiatric and metabolic disorders and aberrant cortisol. Since our inception in May 1998, we have been developing our lead product, CORLUX®, a glucocorticoid receptor II, or GR-II, antagonist. CORLUX modulates the effect of cortisol by selectively blocking the binding of cortisol to one of its two known receptors, the GR-II receptor, also known as the Type II or GR receptor.

•

Psychotic depression.    We have an exclusive patent license from Stanford University for the use of GR-II antagonists to treat the psychotic features of psychotic major depression, hereinafter referred to as psychotic depression. The United States Food and Drug Administration (FDA) has granted “fast track” status to our program to evaluate the safety and efficacy of CORLUX for the treatment of the psychotic features of psychotic depression. Psychotic depression affects approximately three million people annually in the US. There is no FDA-approved treatment for psychotic depression. Psychiatrists currently use two approaches: electroconvulsive therapy (ECT), which involves passing an electrical current through the brain until the patient has a seizure, and combination drug therapy (simultaneous use of antidepressant and antipsychotic medications). Both ECT and combination drug therapy almost always have slow onsets of action and debilitating side effects. By modifying the level and release pattern of cortisol within the human body, we believe that CORLUX may be able to treat the psychotic features of psychotic depression more quickly and effectively and with fewer side effects than is possible with currently available treatments.

Three Phase 3 clinical trials have been completed. While the response rate to medicine exceeded the response rate to placebo in each of these studies for the primary endpoint, a 50% reduction in the Brief Psychiatric Rating Scale Positive Symptom Subscale (BPRS PSS) at day 7 sustained to day 56, in none of these studies was the difference in response rate statistically significant. However a robust relationship was demonstrated between higher dosing plasma level and a higher response rate. This relationship was tested prospectively in the last of our Phase 3 trials using a predetermined plasma concentration that correlates with response and was met with statistical significance. We believe that the confirmation of a drug concentration/response correlation threshold for efficacy provides a strong basis for our next Phase 3 study.

If we obtain FDA approval, we initially intend to market and sell CORLUX for psychotic depression in the United States directly to hospitals with in-patient psychiatric units, first focusing on those that use ECT. We then intend to expand our sales efforts to address the larger group of psychotic depression patients currently undergoing combination drug therapy. Given the concentrated nature of the initial target audience, we believe that we will be able to generate significant revenue with a relatively small, highly-focused medical education and commercialization team.

•

Antipsychotic-induced Weight Gain Mitigation.    In June 2007, we announced preliminary top-line results of our proof-of-concept study evaluating the ability of CORLUX to mitigate weight gain associated with the administration of olanzapine. The top line results indicated a statistically significant reduction in weight gain in those subjects who took olanzapine plus CORLUX compared to those who took olanzapine alone. The purpose of this study was to explore the hypothesis that GR-II antagonists would mitigate weight gain associated with atypical antipsychotic medications, such as olanzapine, risperidone, clozapine and quetiapine, which are widely used to treat schizophrenia and bipolar disorder. All medications in this group are associated with treatment emergent weight gain of varying degrees and carry a warning label relating to treatment emergent hyperglycemia and diabetes mellitus. Eli Lilly provided olanzapine and financial support for this study.

•

Cushing’s Syndrome.    The FDA has granted Orphan Drug Designation for CORLUX for the treatment of endogenous Cushing’s Syndrome, hereinafter referred to as “Cushing’s Syndrome”—a disorder caused by prolonged exposure of the body’s tissues to high levels of the hormone cortisol. “Orphan” drugs obtain seven years of marketing exclusivity from the date of approval, as well as tax credits for clinical trial costs, marketing application filing fee waivers and assistance from the FDA in the drug development process.

The Investigational New Drug application (IND) for the evaluation of CORLUX for the treatment of Cushing’s Syndrome was opened in September 2007. The FDA has indicated that a single study may provide a reasonable basis for the submission of a New Drug Application (NDA) for this indication. This trial was opened for enrollment late in December 2007.

In addition to the above, we also own or have exclusively licensed issued patents and patent applications relating to the treatment of several disorders that we believe also result from, or are negatively affected by, prolonged exposure to elevated cortisol including increasing the therapeutic response to electroconvulsive therapy (ECT), mild cognitive impairment, stress disorders and the treatment of delirium. We also have filed patent applications for additional diseases that may benefit from treatment with a drug that blocks the GR-II receptor.

We were incorporated in the State of Delaware on May 13, 1998. Our registered trademarks include Corcept® and CORLUX®. Other service marks, trademarks and tradenames referred to in this document are the property of their respective owners.

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

Many studies have shown that patients with psychotic depression have elevated levels and abnormal release patterns of cortisol. This abnormal cortisol pattern is not usually present in patients with nonpsychotic depression. More than 15 years ago, one of our scientific co-founders postulated that elevated levels of cortisol in patients with psychotic depression lead to elevated levels of dopamine, an important chemical substance found in the brain. Elevated levels of dopamine have been implicated in both delusional thinking and hallucinations. This was a clinically relevant hypothesis because it led to the concept that antipsychotic medications, which act by blocking dopamine, in combination with antidepressant medications, could be useful in treating psychotic depression. The hypothesis also led to the concept that by regulating the level and release patterns of cortisol, one could normalize dopamine levels in the brain, which may, in turn, ameliorate the symptoms of psychotic depression. In addition to cortisol’s effect on dopamine levels, research has shown that prolonged elevated cortisol may also play a direct role in causing the symptoms of psychotic depression.

The challenge in regulating levels of cortisol, however, is that it is needed for natural processes in the human body. Destroying the ability of the body to make cortisol or to drastically reduce its presence would result in serious detrimental effects. To have a viable therapeutic effect, a compound must be able to selectively modulate cortisol effects.

Glucocorticoid Receptor Antagonists

Cortisol is produced by the adrenal glands and is carried via the bloodstream to the brain, where it directly influences neuronal function. In the brain, cortisol binds to two receptors, Glucocorticoid Receptor I and Glucocorticoid Receptor II, also known as GR-I and GR-II. GR-I is a high-affinity receptor that is involved in the routine functions of cortisol. It has approximately ten times the affinity of GR-II for cortisol and its binding sites are filled with cortisol nearly all the time. In general, GR-II binding sites do not fill until levels of cortisol become elevated. Short-term activation of GR-II has benefits, which include helping the individual to be more alert and better able to function under stressful conditions. Long-term activation of GR-II, however, has been shown to have significant toxicity and appears to be linked to multiple psychiatric and metabolic disease states, particularly psychotic depression. The action of cortisol can be moderated by the use of blockers, or antagonists, that prevent the binding of the hormone to its receptors. These antagonists, referred to as glucocorticoid receptor antagonists, may prevent the undesirable effects of elevated levels and abnormal release patterns of cortisol.

The discovery that the brain has high affinity and low affinity receptors for cortisol was critical to our scientific approach in treating the psychosis manifested by patients with psychotic depression because it allowed for a specific target for a potential medication. CORLUX, also known as mifepristone or RU-486, works by selectively blocking the binding of cortisol to GR-II while not affecting GR-I. Because of its selective affinity, we believe that CORLUX can have a therapeutic benefit by modulating the effects of abnormal levels and release patterns of cortisol without compromising the necessary normal functions of cortisol.

Overview of Psychotic Depression

Psychotic depression is a serious psychiatric disease in which a patient suffers from severe depression accompanied by delusions, hallucinations or both. These psychotic features typically develop after the onset of a depressed mood, but may develop concurrently as well. Once psychotic symptoms occur, they usually reappear with each subsequent depressive episode. Of particular importance, when the patient’s mood returns to normal the psychosis also resolves.

Psychotic depression is not a simple combination of psychosis and depression, but rather a complex interaction between a predisposition to become psychotic and a predisposition to become severely depressed. In addition to psychosis, clinical features and outcomes that distinguish psychotic from nonpsychotic depression include elevated levels and abnormal release patterns of cortisol, motor abnormalities, a substantially higher suicide rate, more prominent sleep abnormalities and more potential for brain injury.

Data from the National Institutes of Mental Health published in 2005 indicate that depressive disorders affect an estimated 9.5% of adults in the United States, or about 19 million people each year. Of these 19 million people, many published studies show that approximately 15-20%, or about three million people, have psychotic depression. Most patients with psychotic depression suffer their first episode of major depression between the ages of 30 and 40 and the majority will experience more than one episode in their lifetime. Psychotic depression is more prevalent than either schizophrenia or bipolar I disorder. Psychotic depression is characterized by severe depression accompanied by psychosis (delusions and/or hallucinations). People with psychotic depression are approximately 70 times more likely to commit suicide in their lifetime than the general population and often require lengthy and expensive hospital stays.

We believe that people afflicted with psychotic depression are, as a group, unrecognized and undertreated because of:

•	reluctance on the part of patients with psychotic depression to accurately report their psychotic symptoms;

•	misdiagnosis of the disease by primary care physicians;

•	reluctance of patients and their families to be associated with the stigma of hospitalization for psychiatric care; and

•	adverse side effects associated with current treatments for psychotic depression.

Current Treatments for Psychotic depression

There are two treatment approaches for psychotic depression currently used by psychiatrists: ECT and combination drug therapy. Neither of these treatments has been approved by the FDA for psychotic depression and both approaches almost always have slow onsets of action and debilitating side effects. Of the two treatments, ECT is generally considered to be more effective.

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

Combination drug therapy is an alternative treatment for psychotic depression that involves taking antipsychotic drugs such as olanzapine, haloperidol or chlorpromazine in combination with antidepressant medication. Patients on combination drug therapy often require three weeks or more to show improvement in their symptoms and treatment can take months to complete. Antipsychotic drugs can cause significant adverse side effects, including weight gain, diabetes, sedation, permanent movement disorders and sexual dysfunction.

Because a therapeutic response to ECT and combination drug therapy does not occur for several weeks, neither approach prevents lengthy and expensive hospital stays in patients who are seriously ill. Consequently, a significant need exists for a medication that provides rapid relief from the psychotic symptoms of psychotic depression, as such a medication would substantially reduce the length of suffering associated with the illness. We believe that people suffering from psychotic depression would prefer a treatment that did not involve the risks of anesthesia, adverse side effects and stigma associated with ECT or the slow onset of action associated with both ECT and combination drug therapy. If an alternative treatment was approved by the FDA and had secured third-party reimbursement, we believe that many patients with psychotic depression would choose that alternative.

CORLUX for the Psychotic Features of Psychotic Depression

CORLUX is an oral medication that we are developing to treat the psychotic features of psychotic depression. CORLUX is a GR-II antagonist that appears to mitigate the effects of the elevated and abnormal release patterns of cortisol in patients suffering from psychotic depression. We intend CORLUX to be a once-daily treatment given to patients with psychotic depression over 7 consecutive days in a controlled setting, such as a hospital or physician’s office. Mifepristone, the active ingredient in CORLUX, in addition to blocking GR-II, blocks the progesterone receptor and has been approved by the FDA for termination of early pregnancy.

We believe that CORLUX may significantly reduce psychotic symptoms of psychotic depression in many patients within one week and allow patients to be more easily maintained on antidepressant therapy alone without the need for ECT or antipsychotic medication. We believe that CORLUX may be superior to currently available treatments because we believe that CORLUX will enable patients with psychotic depression to improve their quality of life more quickly and with fewer side effects than with ECT or combination drug therapy.

CORLUX for Psychotic Depression Clinical Trials

Psychiatric Rating Scales.    In our clinical trials, we assess the efficacy of CORLUX utilizing psychiatric rating scales commonly used to support regulatory approval of new antipsychotic and antidepressant medications. These scales include the:

•

BPRS:    The Brief Psychiatric Rating Scale (BPRS) is an 18-item instrument to assess psychopathology. It incorporates a range of psychiatric symptoms, including anxiety, depression, guilt, hostility and suicidality. Each of the 18 symptoms is scored on a numeric scale ranging from 1 (not present) to 7 (extremely severe).

•

BPRS Positive Symptom Subscale (BPRS PSS):    This subscale, which is based on four items of the BPRS, assesses a patient’s psychotic features by measuring the patient’s conceptual disorganization, suspiciousness, hallucinatory behavior and unusual thought content.

•	HAM-D: The Hamilton Depression Scale (HAM-D) is a 24-item instrument designed to measure the severity of a number of depressive symptoms such as insomnia, depressed mood, concentration, ability to experience pleasure, and agitation. Each question has 3 to 5 possible responses, with associated scores ranging from 0 to 4. The total score is calculated from all items.

Clinical Trials.    We initiated two Phase 3 trials in the United States in September 2004 (Study 07) and October 2004 (Study 06) and an additional Phase 3 trial in Eastern Europe in the second quarter of 2005 (Study 09) to evaluate the safety and efficacy of CORLUX. These three studies have been completed. The details of the results of these trials are discussed below. Prior to initiating these trials, we completed the following four clinical trials with CORLUX for the treatment of psychotic features of psychotic depression:

•

In 2001, we completed our first trial, an open label dose finding clinical trial with 30 patients evaluating the efficacy, tolerability and dose response of CORLUX for the treatment of the psychotic features of psychotic depression. After one week of treatment, approximately two-thirds of the patients in the two higher dosage groups experienced clinically meaningful reductions in psychosis, as measured by the BPRS PSS. A clinically meaningful reduction in psychosis represents a reduction of symptoms that are readily recognizable by patients and physicians.

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

Results were similar in the 600 mg and 1200 mg dose groups, but there was an apparent dose-response relationship when the results of the 50 mg group were compared to the two higher dose groups. Sixty-eight percent of patients in the higher dose groups (600 mg and 1200 mg combined) had a clinically meaningful 30% or greater reduction in the BPRS, compared to 36% in the 50 mg group. The items in the BPRS that are most specific to psychotic depression are contained in the BPRS PSS. Every patient with psychotic depression experiences one or more of these subscale symptoms. More than 60% of patients in the higher dosage groups had a 50% or greater reduction in the BPRS PSS within one week of treatment. Each of the reductions in the psychiatric rating scales that the study measured is a clinically meaningful reduction in symptoms that would be readily recognized by patients, family members, physicians and hospital staff. None of the patients in the trial experienced clinically consequential side effects and none dropped out of the trial due to side effects.

Double-blind Clinical Trials.    In June and July 2001, we initiated two double-blind, randomized clinical trials, Study 02 and Study 03, each of which was designed to enroll 200 patients and to evaluate the safety and efficacy of CORLUX in patients with psychotic depression. In each study, patients received either CORLUX or placebo. Both studies were designed and powered to test the hypothesis that the group of patients treated with CORLUX would be superior to the control group in achieving a rapid (within 7 days) and sustained (to 28 days) reduction in their BPRS score of at least 30%.

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

Study 02

The results of Study 02 indicated that CORLUX was well tolerated and that there were no discernable problems with clinical drug interactions when CORLUX was taken in combination with other antipsychotic or antidepressant medications. The median number of psychotropic medications that patients in Study 02 were receiving in addition to CORLUX was four. Although patients in the usual treatment plus CORLUX group more frequently achieved the study’s primary endpoint, a rapid and sustained reduction in psychotic symptoms as measured by a 30% decline in the BPRS at Day 7 sustained to Day 28, than did patients in the usual treatment plus placebo group, the difference between the groups was not statistically significant. The study did demonstrate with statistical significance (p value = 0.02) that the usual treatment plus placebo group required ECT or more antipsychotic medication between Day 7 and Day 28 and was less likely to be discharged from the hospital during the week of dosing (p value = 0.05) relative to the usual treatment plus CORLUX group. Post-hoc analysis of Study 02 data further revealed that patients in the usual treatment plus CORLUX group were more likely than patients in the usual treatment plus placebo group to achieve a rapid and sustained asymptomatic condition, as measured by a BPRS score of 25 or less. Although the number of patients achieving this result was small, the difference between the usual treatment plus CORLUX group and the usual treatment plus placebo group was statistically significant (p value = 0.01). All p values for Study 02 are based on an intent-to-treat analysis, which takes into account patients in the trial who received at least one dose of study medication.

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

Phase 3 Clinical Trials.    We have completed three randomized, double-blind, placebo-controlled Phase 3 clinical trials to further assess the safety and efficacy of CORLUX for the treatment of the psychotic features of psychotic depression. Two of these trials (Study 06 and Study 07) were conducted primarily in the United States. The third trial (Study 09) was conducted in Eastern Europe. The design of all three trials was based on the design of Study 03, described above.

The primary endpoint for Study 06 and Study 07 was the proportion of patients with at least a 50% improvement in the BPRS PSS at both Day 7 and Day 56. This type of endpoint is known as a categorical endpoint. Patients must have had at least mild psychotic symptoms (BPRS PSS ≥ 12) to enter the studies and were hospitalized if clinically necessary. BPRS PSS assessments were also be made at Days 14, 28 and 42. The primary endpoint for Study 09 was the proportion of patients with at least a 50% improvement in the BPRS PSS at both Day 7 and Day 28. A secondary endpoint of Study 09 was the same as the primary endpoint for Study 06 and Study 07.

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

Even though Study 07 did not meet its primary endpoint, an analysis of the data from this clinical trial revealed some items of interest that helped us to determine the direction for the continued development of CORLUX for treating psychotic depression including the fact that patients with higher plasma levels of CORLUX separated from patients who took placebo with statistical significance.

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

An important teaching from Study 07 derives from an analysis of the relationship between the concentration of CORLUX in patients’ blood on Day 7 and the likelihood that patients meet the response criteria of the primary endpoint. Patients with CORLUX plasma levels higher than 1650 nanograms per milliliter had statistically significant greater response rates observed than did patients who received placebo.

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

Fourth Phase 3 trial – Study 14

We believe that the confirmation of a correlation between drug concentration and clinical response, as well as other observations from Study 06 and our two other recently completed Phase 3 clinical trials, serves as a strong basis for our next Phase 3 study which commenced in March 2008. The protocol for this trial incorporates the learnings from the three completed trials that address the established relationship between increased drug plasma levels and clinical response and attempts to decrease the random variability observed in the results of the psychometric instruments used to measure efficacy. We have met with the FDA to discuss and seek their input concerning the design of this trial. In this trial we will use a CORLUX dose of 1200 mg once per day for seven days because, as expected, at this dose more patients achieved the predetermined plasma concentration in Study 06. In Study 06, 80% of the patients who took 1200 mg of CORLUX achieved a drug plasma level sufficient to separate responders from non-responders. We believe that this change in dose as well as other modifications to the protocol should allow us to determine the efficacy of CORLUX in the treatment of the psychotic features of psychotic depression. In addition, in our initial review of a summary of the safety data, we have seen no difference between any of the dose levels used in Study 06.

Given the serious nature of psychotic depression, the lack of any approved drugs for the disorder and the data from our first clinical trial, the FDA has granted a fast track designation for CORLUX for the treatment of the psychotic features of psychotic depression. In addition, the FDA has indicated that CORLUX will receive a priority review if no other treatment is approved for psychotic depression at the time we submit our New Drug Application, or NDA.

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

Clinical Trial Agreements.    Many of our Phase 3 clinical trials are conducted through the use of clinical research organizations (CROs.) At our request, these organizations oversee clinical trials at various institutions to test the safety and efficacy of our product candidates for the targeted indications. The preparation for our fourth Phase 3 clinical trial, Study 14, evaluating CORLUX for the treatment of the psychotic features of psychotic depression is being conducted under a Letter of Intent with ICON Clinical Research, LP (ICON) and we are in negotiations with ICON regarding an agreement for the conduct of the full trial activities. In addition, we entered into an agreement with MedAvante, Inc., effective March 17, 2008, to provide centralized psychiatric rating services of patients to be screened and enrolled in Study 14. This agreement may be terminated by Corcept with 30 days notice to MedAvante.

The previous three Phase 3 trials for CORLUX for this indication were conducted under clinical development agreements with other CROs that will be responsible for the completion of final reporting under these trials.

GR-II Antagonist Platform

We have assembled a patent portfolio covering the treatment of psychiatric and metabolic disorders that may benefit from drugs that block the GR-II receptor. In addition to psychotic depression, we own or have exclusively licensed issued patents for the use of GR-II antagonists for the prevention and treatment of stress disorders, for increasing the therapeutic response to ECT and for the treatment of :

•	weight gain following treatment with antipsychotic medication,

•	early dementia, including early Alzheimer’s disease;

•	mild cognitive impairment;

•	gastroesophageal reflux disease;

•	cognitive deterioration in adult’s with Down’s Syndrome;

•	delirium; and

•	psychosis associated with cocaine addiction.

We believe that cortisol plays a role in a variety of other diseases. We have eight pending U.S. method of use patent applications covering GR-II antagonists for the treatment of various diseases.

Clinical Trials in Other Psychiatric and Metabolic Disorders.

Cushing’s Syndrome.    In July 2007, the FDA granted Orphan Drug Designation for CORLUX for the treatment of Cushing’s Syndrome—a disorder caused by prolonged exposure of the body’s tissues to high levels of the hormone cortisol. Sometimes called “hypercortisolism,” it is relatively rare. An estimated 10 to 15 of every one million people are affected each year. It most commonly affects adults aged 20 to 50.

Orphan Drug Designation is a special status granted by the FDA to encourage the development of treatments for diseases or conditions that affect fewer than 200,000 patients in the United States. “Orphan” drugs obtain seven years of marketing exclusivity from the date of approval, as well as tax credits for clinical trial costs, marketing application filing fee waivers and assistance from the FDA in the drug development process.

In September 2007, the Investigational New Drug application (IND) for the evaluation of CORLUX for the treatment of Cushing’s Syndrome was opened. The FDA has indicated that a single 50-patient open label study defined by the protocol submitted with the application for the IND may provide a reasonable basis for the submission of an NDA for this indication. This trial was opened for enrollment late in December of 2007.

Antipsychotic-induced Weight Gain Mitigation.    In June 2007, we announced top-line results of our proof-of-concept study evaluating the ability of CORLUX to mitigate weight gain associated with the administration of olanzapine. The results indicated a statistically significant reduction in weight gain in those subjects who took olanzapine plus CORLUX compared to those who took olanzapine alone. The purpose of this study was to explore the hypothesis that GR-II antagonists would mitigate weight gain associated with atypical antipsychotic medications, such as olanzapine, risperidone, clozapine and quetiapine, which are widely used to treat schizophrenia and bipolar disorder. All medications in this group are associated with treatment emergent weight gain of varying degrees and carry a warning label relating to treatment emergent hyperglycemia and diabetes mellitus. Eli Lilly provided olanzapine and financial support for this study.

In this study, 57 lean, healthy men (body mass index of 25 or less) were randomized to receive either olanzapine plus placebo (n=22), olanzapine plus CORLUX (n=24) or CORLUX plus placebo (n=11). This study took place in an institutional setting where daily weights were recorded and a range of metabolic parameters were measured. In the two week study, subjects in the olanzapine alone group gained an average of 2.5 pounds more than subjects in the olanzapine plus CORLUX group and 2.2 pounds more than subjects in the CORLUX alone group, which are highly statistically significant differences (p<.001). The difference in weight gain trajectory was apparent in the first days of the study, reaching statistical significance during the first week. The increase in waist circumference in subjects who received olanzapine alone was also significantly greater than subjects who received olanzapine plus CORLUX (p<.01). The study was not designed to have statistical power to detect significant effects or metabolic measures, however, notable non-statistically significant group differences were observed. Compared to patients taking olanzapine plus CORLUX, patients taking olanzapine plus placebo experienced greater increases form baseline to end of study in both triglycerides and fasting insulin. No unexpected study drug related adverse events were observed.

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

Discovery Research

In early 2003, we initiated a discovery research program to identify and patent more selective GR-II antagonists in order to develop a pipeline of products for proprietary use. Our discovery chemistry was conducted at a contract research organization in the United Kingdom. Through the research program, we identified and filed patent applications for three distinct series of GR-II antagonists. These compounds appear to be as potent as

Corcept’s lead product CORLUX in blocking cortisol but, unlike CORLUX, they do not appear to block the progesterone or other steroid receptors. Currently we are evaluating one compound identified under our research program, which develops particularly high plasma and brain concentrations in an animal model, in a human microdosing study using Xceleron’s Accelerator Mass Spectrometry technology under an agreement signed in July 2007.

Medical Education and Commercialization

We intend to develop our own medical education and commercialization infrastructure in the United States for CORLUX because we believe that the initial market for psychotic depression in the United States is highly concentrated and accessible. We anticipate that this will include hiring a small, experienced field sales force of up to approximately 35 people. We intend to focus initially on patients who are candidates for ECT by marketing to hospitals and psychiatrists that perform ECT. We estimate that there are approximately 900 hospitals with more than 30 in-patient psychiatric beds. Of these, we estimate that approximately 300 offer ECT. We believe that approximately 1000 psychiatrists administer most ECT procedures. Subsequently, we also intend to expand our commercialization efforts to address the larger set of patients with psychotic depression currently undergoing combination drug therapy, which would require an increase in the size of our initial sales force.

We believe that a significant opportunity exists to further expand the market for the treatment of the psychotic features of psychotic depression beyond patients currently treated by ECT and combination drug therapy. A large portion of the people who suffer from psychotic depression remain unrecognized and undertreated. We intend to develop medical educational programs to alert the medical community about early diagnosis of psychotic depression and increase awareness regarding CORLUX.

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

We intend to continue to rely on experienced contract manufacturers to produce our product candidates. We have entered into manufacturing agreements with two contract manufacturers, Produits Chimiques Auxiliaires et de Synthese SA (PCAS) and ScinoPharm Taiwan (ScinoPharm), to produce the active pharmaceutical ingredient, or API, for CORLUX. The agreement with PCAS is for an initial period of five years with an automatic extension for one additional year unless either party gives twelve month’s prior notice that it does not want the extension. There is no guaranteed minimum purchase commitment under this agreement. If PCAS is unable to manufacture the product for a consecutive six-month period, we have the right to terminate the agreement. The agreement with ScinoPharm obligates us to purchase at least $1,000,000 of bulk mifepristone per year following the commercial launch of CORLUX. This agreement is terminable by either party at any time. We have also entered into an agreement with another contract manufacturer, PharmaForm, L.L.C., for the production of CORLUX tablets for use in clinical activities. In the event we are unable, for whatever reason, to obtain mifepristone or CORLUX from our contract manufacturers, we may not be able to identify alternate manufacturers able to meet our needs on commercially reasonable terms and in a timely manner, or at all. To date, our need for CORLUX tablets has been limited to the amounts required to support our clinical trials.

Competition

If approved for commercial use as a treatment for the psychotic features of psychotic depression, CORLUX will compete with established treatments, including ECT and combination drug therapy.

ECT has been shown to be the most effective treatment for psychotic depression, but it carries the risks of general anesthesia, potential memory loss and other adverse effects as well as the stigma associated with the procedure. Use of CORLUX does not require anesthesia and, in our clinical trials conducted to date, patients treated with CORLUX have not exhibited the adverse effects associated with ECT.

Other competitors include companies that market antipsychotic drugs that are used off-label as part of combination drug therapy for psychotic depression. To reduce the psychotic features of psychotic depression, these drugs generally are taken in combination with antidepressant medication over a period of weeks to several months. Unlike the use of CORLUX, this extended course of treatment may put patients at risk of significant adverse side effects, including weight gain, diabetes, sedation, permanent movement disorders and sexual dysfunction. Antipsychotics include Bristol-Myers Squibb’s Abilify, Novartis’ Clozaril, Pfizer’s Geodon and Navane, Ortho-McNeil’s Haldol, Janssen Pharmaceutica’s Risperdal, AstraZeneca’s Seroquel, GlaxoSmithKline’s Stelazine and Thorazine, Mylan’s Mellaril, Schering Corporation’s Trilafon and Eli Lilly’s Zyprexa.

We are aware of one clinical trial that has taken place, conducted by the pharmaceutical division of Akzo Nobel, for a new chemical entity for the treatment of psychotic depression. This new medicine is a GR-II antagonist, the commercial use of which would be covered by our patent. In 2004, Akzo Nobel filed an observation in our exclusively licensed European patent application with claims directed to psychotic depression, in which Akzo Nobel challenged the claims of that patent application. In 2005, we filed a rebuttal to Akzo Nobel’s observation. In February 2006, the European Patent Office, or EPO, allowed our patent application. In July 2006, the patent was issued. We are not aware of any public disclosures by any company, other than Akzo Nobel, regarding the development of new medicinal products to treat psychotic depression. However, other companies may be developing new drug products to treat psychotic depression and the other conditions we are exploring. Our present and potential competitors include major pharmaceutical companies, as well as specialized pharmaceutical firms. Most of our competitors have considerably greater financial, technical and marketing resources than we do. We expect competition to intensify as technical advances are made.

We are aware that Laboratoire HRA Pharma has received an Orphan Drug Designation in the United States and Europe for the use of mifepristone to treat a subtype of Cushing’s Syndrome and has begun a clinical trial in Europe and the United States. If this product is approved for commercialization before CORLUX, our potential future revenue could be reduced if there is off-label use of mifepristone for psychotic depression or for Cushing’s Syndrome that cannot be protected by our intellectual property.

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

Under an agreement with Stanford University, we have licensed exclusive rights to the following issued U.S. patents and any corresponding foreign patents:

U.S. Patent Number	Subject Matter	Expiration Date
U.S. Pat. No. 6,150,349	Use of GR-II antagonists in the treatment of psychotic major depression	October 5, 2018
U.S. Pat. No. 6,362,173	Use of GR-II antagonists in the treatment of cocaine-induced psychosis	October 5, 2018
U.S. Pat. No. 6,369,046	Use of GR-II antagonists in the treatment of early dementia	February 4, 2019

We are required to make milestone payments and pay royalties to Stanford University on sales of products commercialized under any of the above patents. We are currently in compliance with our obligations under the agreement. If Stanford University were to terminate any of our exclusive licenses due to breach of the license on our part, we would not be able to commercialize CORLUX for the treatment of the psychotic features of psychotic depression, cocaine-induced psychosis or early dementia.

We also own issued U.S. patents for the use of GR-II antagonists in the treatment of mild cognitive impairment, for the treatment of weight gain following treatment with antipsychotic medication, for the prevention and treatment of stress disorders, for the treatment of delirium, the treatment of gastroesophageal reflux disease, for inhibiting cognitive deterioration in adults with Down’s Syndrome and for increasing the therapeutic response to ECT. In addition, we have three U.S. composition of matter patent applications covering specific GR-II antagonists and eight U.S. method of use patent applications covering certain GR-II antagonists, including the treatment of:

•	catatonia;

•	neurological damage in premature infants;

•	migraine, headache;

•	postpartum psychosis, and

•	psychosis associated with interferon-alpha therapy.

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

The patent covering the product mifepristone has expired. The only FDA-approved use of mifepristone is to terminate pregnancy. The FDA has imposed significant restrictions on the use of mifepristone to terminate pregnancy and may impose similar restrictions on CORLUX for the treatment of the psychotic features of psychotic depression. We plan to rely on (1) the scope of our use patent, (2) the restrictions imposed by the FDA on the use of mifepristone to terminate pregnancy and (3) the different patient populations, administering physicians and treatment settings between the use of mifepristone to terminate pregnancy and to treat psychotic depression.

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

In November 2003, McLean Hospital had alleged that it also had rights to the technology that led to the patent for the use of GR-II antagonists to treat the psychotic features of psychotic depression. McLean Hospital was a prior employer of one of our founders, Dr. Alan Schatzberg and it alleged that the invention of the technology underlying this patent was conceived by Dr. Schatzberg and/or Dr. Anthony Rothschild while the two were employed by McLean Hospital. We contended that the invention was actually conceived by Dr. Schatzberg and Dr. Joseph Belanoff while they were employed by Stanford University and that the patent was appropriately assigned by them to Stanford University. In October 2004, we announced a resolution of this issue in which we retained our exclusive rights under the patent and which required us to make no additional payments under the license, regardless of the resolution of the impending inventorship dispute. In January 2005, the inventorship issue was resolved in favor of Stanford University.

As discussed above under “Competition,” in 2004 Akzo Nobel filed an observation to the grant of our exclusively licensed European patent application with claims directed to psychotic depression. In February 2006, the EPO allowed our patent application. We are not aware of any other disputes related to patent issues.

License Agreement

Under our exclusive license agreement with Stanford University to patents covering the use of CORLUX to treat the psychotic features of psychotic depression and for the treatment of early dementia, we are required to pay Stanford $50,000 annually as a nonrefundable royalty payment. This payment is creditable against future royalties. We are also obligated to pay Stanford a $50,000 milestone upon the filing of the new drug application, or NDA, for CORLUX for the treatment of psychotic depression and a further $200,000 milestone payment upon FDA approval of CORLUX. The milestone payments are also creditable against future royalties. This license agreement expires upon expiration of the related patents or upon notification by us to Stanford.

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

After Phase 3 trials are completed, drug developers submit the results of preclinical studies, clinical trials, formulation studies and data supporting manufacturing to the FDA in the form of an NDA for approval to commence commercial sales. The FDA reviews all NDAs submitted before it accepts them for filing. The FDA may request additional information rather than accept an NDA for filing. If the FDA accepts an NDA for filing, they may grant marketing approval, request additional information or deny the application if it determines that the application does not meet regulatory approval criteria. FDA approvals may not be granted on a timely basis, or at all.

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

We have been granted fast track status for CORLUX for the treatment of the psychotic features of psychotic depression. However, the fast track designation may be withdrawn by the FDA at any time. The fast track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures and does not increase the likelihood that CORLUX will receive regulatory approval.

Priority Review.    The FDA has indicated to us that it will grant us a priority review of our NDA of CORLUX for the treatment of the psychotic features of psychotic depression if no other medications have been approved for this indication at the time of our submission.

Employees

We are managed by a core group of experienced pharmaceutical executives with a track record of bringing new drugs to market. To facilitate advancement of development programs, we also enlist the expertise of associates and advisors with extensive pharmaceutical development experience.

As of December 31, 2007, we had 9 full-time employees, four part-time employees and eight long-term contract staff. Three of our employees and one of our long-term contract staff are M.D.s. We consider our employee relations to be good. None of our employees is covered by a collective bargaining agreement.

Available Information

We are subject to the information requirements of the Securities Exchange Act of 1934 and we therefore file periodic reports, proxy statements and other information with the Securities and Exchange Commission, or SEC, relating to our business, financial statements and other matters. The reports, proxy statements and other information we file may be inspected and copied at prescribed rates at the SEC’s Public Reference Room at Room 1580, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy statements and other information regarding issuers like us that file electronically with the SEC. The address of the SEC’s Internet site is www.sec.gov. For more information about us, please visit our website at www.corcept.com. You may also obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports on the day the reports or amendments are filed with or furnished to the SEC by visiting our website at www.corcept.com. The information found on, or otherwise accessible through, our website, is not incorporated information, and does not form a part of, this Form 10-K.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves significant risks. You should carefully consider the risks described below and the other information in this Form 10-K, including our financial statements and related notes, before you decide to invest in our common stock. If any of the following risks or uncertainties actually occurs, our business, results of operations or financial condition could be materially harmed, the trading price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are those that we currently believe may materially affect us; however, they may not be the only ones that we face. Additional risks and uncertainties of which we are unaware or currently deem immaterial may also become important factors that may harm our business. Except as required by law, we undertake no obligations to update any risk factors.

Risks Related to Our Business

We will depend heavily on the success of our lead product candidate, CORLUX for the treatment of the psychotic features of psychotic depression, which is still in development. Our first three Phase 3 trials did not meet their primary and key secondary endpoints. If we are unable to commercialize CORLUX for this indication, or experience significant delays in doing so, we may be unable to generate revenues and our stock price may decline.

We have invested a significant portion of our time and financial resources since our inception in the development of CORLUX for the treatment of the psychotic features of psychotic depression. We currently do not have any commercial products and we anticipate that for the foreseeable future our ability to generate meaningful revenues and achieve profitability will be solely dependent on the successful development, approval and commercialization of CORLUX for the treatment of the psychotic features of psychotic depression. We have completed three Phase 3 clinical trials evaluating CORLUX for this indication. None of the first three trials met its primary or key secondary endpoints. The FDA generally requires two positive Phase 3 studies prior to the submission of an NDA or one positive Phase 3 study plus sufficient supportive data. Many factors could harm our efforts to develop and commercialize CORLUX, including:

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

Although our pivotal Phase 3 clinical trial in Cushing’s Syndrome only requires 50 patients, both site selection and enrollment could be a relatively slow process. Delays in site selection and / or patient enrollment could extend the time and cost for completion or inhibit our ability to complete the trial at all.

Cushing’s Syndrome is a rare disorder. An estimated 10 to 15 of every one million people are affected each year.

The majority of the sites that treat patients with Cushing’s Syndrome are at academic institutions or large clinics in or affiliated with private hospitals. Academic institutions often take a prolonged period of time to complete the administrative activities required before a clinical trial can be initiated at that site. Because the disease is seen so infrequently, the process of identifying and screening the patients for participation in our study may be lengthy.

Any delays in the process of identifying and screening either the clinical sites or the patients for enrollment in the study could delay the completion of the study, increase the cost or even inhibit our ability to complete the trial at all.

Our clinical trials may not demonstrate that CORLUX is safe and effective. If our clinical program for CORLUX for the treatment of the psychotic features of psychotic depression or for any other indications does not demonstrate safety and efficacy, our business will be harmed.

To gain regulatory approval from the FDA to market CORLUX, our Phase 3 clinical trials must demonstrate the safety and efficacy of CORLUX for the particular indication. Our first three Phase 3 studies evaluating CORLUX for the treatment of the psychotic features of psychotic depression did not meet their primary or key secondary endpoints. In addition to the need for an additional Phase 3 clinical trial, we are conducting, or plan to conduct, other studies in support of a potential NDA. Clinical development is a long, expensive and uncertain process and is subject to delays, and data obtained from clinical trials and supportive studies are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. While we obtained favorable results in our Phase 2 clinical trials program in psychotic depression, these results were not replicated in a robust enough way in Studies 07, 09 or 06 and are not sufficient to support an application for FDA approval. In addition, we cannot assure you that supportive studies and tests will produce favorable results.

The development plan for CORLUX is not certain, and will require additional, expensive clinical and preclinical trials. We may not be able to finance the development program.

During the development of CORLUX, we have been engaged in dialogue with the FDA to determine an acceptable development plan which would enable the FDA to complete its review in a satisfactory manner. Because the results of our recently completed Phase 3 trials evaluating CORLUX for treatment of the psychotic features of psychotic depression did not meet their primary endpoints, the FDA will require us to pursue an additional clinical trial to demonstrate the safety and/or efficacy of CORLUX for this indication. The FDA generally requires two positive Phase 3 studies or one positive Phase 3 study with other supportive data to be completed prior to the submission of an NDA. In addition, the FDA may require us to pursue additional supportive studies. Recently, the FDA recommended that we conduct a dose proportionality study and other studies to determine whether there are interactions between CORLUX and some commonly used drugs. We are continuing our dialogue with the FDA to define any additional data needed to complete an NDA.

Further, we may decide, or the FDA or other regulatory authorities may require us, to pursue additional clinical, pre-clinical or manufacturing studies to satisfactorily complete our NDA. For example, the FDA may require us to perform a bioequivalence study comparing our recently reformulated CORLUX clinical trial materials to the materials used in our earlier clinical trials. Additional trials or studies will require additional funding which is not assured. Also, it is possible that additional trials or studies that we decide are necessary or desirable will delay or prevent the completion of the development of CORLUX for treating psychotic depression.

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

We are a development stage company with no current source of product revenue. We have a limited history of operations and have focused primarily on clinical trials, and if the outcome of our clinical trials supports it, we plan to seek FDA regulatory clearance to market CORLUX for the treatment of the psychotic features of psychotic depression and for the treatment of Cushing’s Syndrome. Historically, we have funded our operations primarily from the sale of our equity securities. We have incurred losses in each year since our inception in 1998. As of December 31, 2007, we had an accumulated deficit of $110.0 million. We do not know when or if we will generate product revenue. Subject to our ability to raise additional funds, we expect our research and development expenses to increase in connection with the clinical trials and other development activities for CORLUX and for other product candidates. We expect to incur significant expenses related to the preparation for commercializing CORLUX and for the product’s launch, if the FDA approves our NDA. As a result, we expect that our losses will increase for the foreseeable future. We are unable to predict the extent of any future losses or whether or when we will become profitable.

We depend on clinical investigators and clinical sites to enroll patients in our clinical trials and other third parties to manage the trials and to perform related data collection and analysis, and, as a result, we may face costs and delays outside of our control.

We rely on clinical investigators and clinical sites to enroll patients and other third parties to manage our trials and to perform related data collection and analysis. However, we may not be able to control the timing of identification and selection of appropriate sites for our planned trials and the amount and timing of resources that the clinical sites that conduct the clinical testing may devote to our clinical trials. If our clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials or fail to enroll them on our planned schedules, we will be unable to complete our trials or to complete them as planned, which could delay or prevent us from completing the clinical development of CORLUX or other development programs.

We have signed a Letter of Intent with a contract research organization, or CRO, that is conducting our fourth Phase 3 trial evaluating CORLUX for the treatment of the psychotic features of psychotic depression and anticipate signing an agreement with them to monitor clinical site performance and to perform investigator supervision, data collection and analysis for this trial. We may not be able to successfully complete those negotiations or to maintain these relationships with this or other CROs or with the clinical investigators and the clinical sites through the completion of all trial activities without excessive expenditures. Our agreements place substantial responsibilities on these parties, which could result in excessive expenditures for our clinical trials if these parties fail to perform as expected. For example, if any of our clinical trial sites fail to comply with FDA-approved good clinical practices, we may be unable to use the data gathered at those sites. If these CROs, clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, we may be unable to obtain regulatory approval for, or successfully commercialize, CORLUX.

The conduct of any future clinical trials will likely also be conducted through the use of CROs and investigative research sites. The conduct, timing and cost of these trials will be subject to the same kinds of risks as discussed above.

In Study 14, our fourth clinical trial evaluating CORLUX for the psychotic features of psychotic depression, we have engaged MedAvante to provide centralized psychiatric ratings services. If patients are uncomfortable or unwilling to participate in the centralized rating process or if MedAvante is unable to provide services in a satisfactory manner over the course of the trial, we may not see any improvement in the accuracy, reliability and quality of the psychiatric assessments.

In connection with our fourth Phase 3 trial evaluating CORLUX for the psychotic features of psychotic depression, Study 14, we have engaged MedAvante to provide centralized psychiatric ratings services. MedAvante will provide centralized psychometric assessments via high resolution video-conferencing. The use of MedAvante’s centralized rating services is expected to increase the accuracy, reliability, and quality of the psychiatric assessments.

MedAvante has provided similar centralized rating services to companies conducting clinical studies in various psychiatric disorders. However, they have not previously provided centralized rating services to any study in patients with psychotic depression. Although Corcept and MedAvante conducted a small pilot evaluation in patients with psychotic depression to assess patient receptivity, we cannot be certain that centralized rating will be successful in the patients enrolled in our study.

If patients are uncomfortable or unwilling to participate in the centralized rating process or if MedAvante is unable to provide services in a satisfactory manner over the course of the trial, we may not see any improvement in the accuracy or reliability of the psychiatric assessments. Such a result might diminish the likelihood of a successful trial or a definitive demonstration of the efficacy of CORLUX in treating the psychotic features of psychotic depression.

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

Future governmental action or changes in FDA policy or personnel may also result in delays or rejection of an NDA in the United States. In addition, because the only currently FDA-approved use of mifepristone is the termination of pregnancy, we expect that the label for CORLUX will include some limitations, including a warning that it should not be used by pregnant women or women seeking to become pregnant.

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

Even if we receive approval for the marketing and sale of CORLUX for the treatment of the psychotic features of psychotic depression, endogenous Cushing’s Syndrome or the mitigation of weight gain induced by the administration of atypical antipsychotic medications, CORLUX may never be accepted as a treatment for the approved indications.

Many factors may affect the market acceptance and commercial success of CORLUX for the treatment of the psychotic features of psychotic depression or for any other approved indication.

Even if the FDA approves CORLUX for the treatment of the psychotic features of psychotic depression, for the treatment of Cushing’s Syndrome, for the management of weight gain when taken in combination with antipsychotic medications or any other indication, physicians may not adopt CORLUX. Physicians will recommend the use of CORLUX only if they determine, based on experience, clinical data, side effect profiles and other factors, that it is preferable to other products or treatments then in use. Acceptance of CORLUX among influential practitioners may be essential for market acceptance of CORLUX.

Other factors that may affect the market acceptance and commercial success of CORLUX include:

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

To date, we own seven issued U.S. patents and have exclusively licensed three issued U.S. patents, in each case along with a number of corresponding foreign patents or patent applications. We also have eight U.S. method of use patent applications for GR-II antagonists and three composition of matter patent applications covering specific GR-II antagonists. We have applied, and will continue to apply, for patents covering our product candidates as we deem appropriate.

We have exclusively licensed three issued U.S. patents from Stanford University for the use of GR-II antagonists in the treatment of psychotic major depression, which is commonly referred to as psychotic depression, cocaine-induced psychosis and early dementia, including early Alzheimer’s disease. We bear the costs of protecting and defending the rights to these patents. In order to maintain the exclusive license to these patents until their expiration, we are obligated to make milestone and royalty payments to Stanford University. We are currently in compliance with our obligations under this agreement. If we become noncompliant, we may lose the right to commercialize CORLUX for the treatment of psychotic depression, cocaine-induced psychosis and early dementia and our business would be materially harmed. In addition, if Stanford University were to terminate our CORLUX license due to breach of the license on our part, we would not be able to commercialize CORLUX for the treatment of the psychotic features of psychotic depression, cocaine-induced psychosis or early dementia.

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

We have an exclusive license from Stanford University to a patent covering the use of GR-II antagonists, including mifepristone, targeted for the treatment of psychotic depression. A method of use patent covers only a specified use of a particular compound, not a particular composition of matter. All of our issued patents and all but three of our 11 U.S. patent applications relate to use patents. Because none of our issued patents covers the composition of mifepristone or any other compound, we cannot prevent others from commercializing mifepristone or any other GR-II antagonist in indications not covered by our patents. If others receive approval to manufacture and market mifepristone or any other GR-II antagonist, physicians could prescribe mifepristone or any other GR-II antagonist for patients with psychotic depression instead of CORLUX. Although any such “off-label” use would violate our licensed patent, effectively monitoring compliance with our licensed patent may be difficult and costly. In addition, if others develop a treatment for psychotic depression that works through a mechanism which does not involve the GR-II receptor, physicians could prescribe that treatment instead of CORLUX.

We may be subject to fines, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or “off-label” uses, resulting in damage to our reputation and business.

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of a drug for a use that has not been cleared or approved by FDA. Use of a drug outside its approved indications is known as “off-label” use. Physicians may use our products off-label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products would be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention and result in substantial damage awards against us.

Our efforts to discover, develop and commercialize new product candidates beyond CORLUX are at a very early stage. If we fail to identify and develop additional uses for GR-II antagonists, we may be unable to market additional products.

To develop additional potential sources of revenue, we believe that we must identify and develop additional product candidates. We own or have exclusively licensed issued U.S. patents covering the use of GR-II antagonists to treat psychotic depression, weight gain following treatment with antipsychotic medication, early dementia, mild cognitive impairment, psychosis associated with cocaine addiction, delirium, ECT, gastroesophageal reflux disease, Down’s Syndrome and stress disorders, in addition to eight U.S. method of use patent applications covering GR-II antagonists for the treatment of a number of other metabolic and psychiatric disorders and three U.S. composition of matter patent applications covering specific GR-II antagonists.

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

We only have experience with CORLUX and we may determine that CORLUX is not desirable for uses other than for the treatment of the psychotic features of psychotic depression. In that event, we would have to identify and may need to secure rights to a different GR-II antagonist. For example, we may not develop CORLUX for mitigation of the weight gain associated with the use of olanzapine, even though we have reported positive top-line results regarding the proof of concept study described earlier in this Form 10-K. We may pursue other GR-II antagonists for this use. The compounds developed pursuant to our discovery research program may fail to generate commercially viable product candidates in spite of the resources we have dedicated to the program. Even if product candidates are identified, we may abandon further development efforts before we reach clinical trials or after expending significant expense and time conducting clinical trials due to financial constraints, concerns over safety, efficacy of the product candidates or for other reasons. Moreover, governmental authorities may enact new legislation or regulations that could limit or restrict our development efforts. If we are unable to successfully discover and commercialize new uses for GR-II antagonists, we may be unable to generate sufficient revenue to support our operations.

We will need additional capital in order to complete the development and commercialization of CORLUX and our other proprietary selective GR-II antagonists. Additional capital may not be available to us at all or on favorable terms.

We believe that, after completing the financing transactions in March 2008, we have sufficient capital resources to complete the final reporting for our recently completed psychotic depression trials, to conduct our planned clinical trials in Cushing’s Syndrome psychotic depression, and the management of weight gain induced by antipsychotic medications, and to continue development work on our proprietary, selective GR-II antagonists.

We anticipate that our existing capital resources will be sufficient to fund our current operating plan into early 2010. However, our expectations include an estimate of proceeds from a variable funding source (see risk statement directly below) and are based on our currently planned clinical development and research programs for CORLUX and for certain of our proprietary, selective GR-II antagonists, which may change as a result of many factors, including:

•	the costs, timing of site selection and enrollment of our clinical trials;

•	the results of our research efforts and clinical trials;

•	the need to perform additional clinical trials;

•	the timing of the approval by the FDA, if any, to market CORLUX for the treatment of the psychotic features of PMD;

•	developments or disputes concerning patents or proprietary rights, including announcements of claims of infringement, interference or litigation against us or our licensors;

•	actual or anticipated fluctuations in our operating results;

•	changes in our growth rates;

•	changes in our research development plans for our proprietary, selective GR-II antagonist

•	the timing of commercialization of CORLUX and future product candidates; and

•	changes in the reimbursement policies of third-party insurance companies or government agencies.

We will have to perform additional clinical trials prior to submission of a New Drug Application, or NDA, for CORLUX for the treatment of the psychotic features of psychotic depression and for Cushing’s Syndrome. We will need to raise additional funds to complete the development of CORLUX for the treatment of psychotic depression, Cushing’s Syndrome and weight gain management associated with antipsychotic medications, to prepare for its commercialization and to continue and expand the development of our proprietary, selective GR-II antagonists.

Consequently, we may need additional funding sooner than anticipated. Our inability to raise capital would harm our business and product development efforts.

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

The Committed Equity Financing Facility (CEFF) that we entered into with Kingsbridge on March 25, 2008 may not be available to us at certain times, may require us to make additional “blackout” or other payments to Kingsbridge, and may result in dilution to our stockholders.

The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $60.0 million or approximately 9.6 million shares, subject to certain conditions and restrictions. Based on the closing price of our common stock on the Nasdaq Capital Market on March 27, 2008, we would only be able to raise approximately $27 million in net proceeds under the CEFF.

Kingsbridge will not be obligated to purchase additional shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; the continued effectiveness of the shelf registration statement; and the continued listing of our stock on the Nasdaq Capital Market. In addition, Kingsbridge is permitted to terminate the CEFF if it determines that a material and adverse event has occurred affecting our business, operations, properties or financial condition and if such condition continues for a period of 10 days from the date Kingsbridge provides us notice of such material and adverse event. If we are unable to access funds through the CEFF, or if the CEFF is terminated by Kingsbridge, we may be unable to access alternative capital on favorable terms or at all.

We are entitled in certain circumstances, to deliver a blackout notice to Kingsbridge to suspend the use of the shelf registration statement and prohibit Kingsbridge from selling shares thereunder. If we deliver a blackout notice in the 15 trading days following the settlement of a draw down, or if the shelf registration statement is not effective in circumstances not permitted by our agreement with Kingsbridge, then we must make a payment to Kingsbridge, or issue Kingsbridge additional shares in lieu of the payment, calculated on the basis of the number of shares held by Kingsbridge (exclusive of shares that Kingsbridge may hold pursuant to exercise of the Kingsbridge warrant) and the change in the market price of our common stock during the period in which the use of the shelf registration statement is suspended. If the trading price of our common stock declines during a suspension of the shelf registration statement, the blackout or other payment could be significant.

If we sell shares to Kingsbridge under the CEFF, or issue shares in lieu of a blackout payment, it will have a dilutive effective on the holdings of our current stockholders, and may result in downward pressure on the price of our common stock. For each draw down under the CEFF, we will issue shares to Kingsbridge at a discount of up to 10% from the volume weighted average price of our common stock. If we draw down amounts under the CEFF when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price.

We may not be able to pursue all of our product research and development opportunities if we are unable to secure adequate funding for these programs.

The costs required to start or continue many of the programs that our intellectual property allow us to consider for further development are collectively greater that the funds currently available to us. For example, we have successfully discovered three series of compounds that are specific GR-II antagonists but, unlike CORLUX, do not appear to block the progesterone receptor. Further development of these programs and others, such as the use of GR-II antagonists for the mitigation of weight gain associated with olanzapine, may be delayed or cancelled if we determine that such development may jeopardize our ability to complete the clinical development of CORLUX for the treatment of psychotic depression or for Cushing’s Syndrome.

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

Combination medicinal therapy consists of the use of antipsychotic and antidepressant medicines, not currently approved for the treatment of psychotic depression. The antipsychotics are prescribed for off-label use by physicians to treat the psychotic features of psychotic depression, which is the clinical target of CORLUX. Antipsychotics include Bristol-Myers Squibb’s Abilify, Novartis’ Clozaril, Pfizer’s Geodon and Navane, Ortho-McNeil’s Haldol, Janssen Pharmaceutica’s Risperdal, AstraZeneca’s Seroquel, GlaxoSmithKline’s Stelazine and Thorazine, Mylan’s Mellaril, Schering Corporation’s Trilafon and Eli Lilly’s Zyprexa. CORLUX may not compete effectively with these established treatments. We are aware of one clinical trial conducted by the pharmaceutical division of Akzo Nobel, for a new chemical entity for the treatment of psychotic depression. This new chemical entity is a GR-II antagonist, the commercial use of which would be covered by our patent. As discussed above, in 2004, Akzo Nobel filed an observation in our exclusively licensed European patent application with claims directed to psychotic depression, in which Akzo Nobel challenged the claims of that patent application. In 2005, we filed a rebuttal to the EPO that responded to the points raised by Akzo Nobel. In February 2006, the EPO allowed our patent application. In July 2006, the patent was issued. We are not aware of any public disclosures by any company, other than Akzo Nobel, regarding the development of new products to treat psychotic depression.

We are aware that Laboratoire HRA Pharma has received an Orphan Drug Designation in the United States and Europe for the use of mifepristone to treat a subtype of Cushing’s Syndrome and has began a Phase II clinical trial in Europe and the United States for this indication. If this product is approved for commercialization before CORLUX, our potential future revenue could be reduced by the possibility of off-label use of mifepristone for psychotic depression or for Cushing’s Syndrome.

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

Our employees have limited experience in marketing or selling pharmaceutical products and we currently have no sales staff or marketing activities. To achieve commercial success for any approved product, we must either develop a sales and marketing force or enter into arrangements with others to market and sell our future products. We currently plan to establish a small, specialty sales force to market and sell CORLUX in the United States for the treatment of the psychotic features of psychotic depression. However, our sales and marketing efforts may not be successful or cost-effective. In the event that the commercial launch of CORLUX is delayed due to FDA requirements or other reasons, we may establish a sales and marketing force too early relative to the launch of CORLUX. This may be expensive, and our investment would be lost if the sales and marketing force could not be retained. If our efforts to develop a sales and marketing force are not successful, cost-effective and timely, we may not achieve profitability.

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

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended March 25, 2008 our average daily trading volume has been approximately 110,000 shares and the intra-day sales prices per share of our common stock ranged from $0.70 to $6.85. As of March 25, 2008, our officers, directors and principal stockholders control approximately 68% of our common stock. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	our cash and short-term investment position;

•	actual or anticipated timing and results of our clinical trials;

•	actual or anticipated regulatory approvals of our product candidates or of competing products;

•	changes in laws or regulations applicable to our product candidates or our competitors’ products;

•	changes in the expected or actual timing of our development programs or our competitors’ potential development programs;

•	actual or anticipated variations in quarterly operating results;

•	announcements of technological innovations by us, our collaborators or our competitors;

•	new products or services introduced or announced by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the biotechnology and pharmaceutical industries;

•	changes in the market valuations of similar companies;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	developments concerning collaborations;

•	trading volume of our common stock;

•	limited number of shares of our common stock held by non-affiliates of the company;

•	maintaining compliance with the listing requirements of the stock exchange on which we are listed;

•	announcement of, or expectation of, additional financing efforts; and

•	sales of our common stock by us or our stockholders.

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

In April 2007, the listing of our common stock was transferred from the Nasdaq Global Market to the Nasdaq Capital Market. In order to maintain that listing, we must maintain minimum stockholders’ equity of $2,500,000 or satisfy minimum financial and other requirements.

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

A total of approximately 16.6 million shares of our common stock issued prior to our initial public offering or in connection with private offerings completed during the last two years, the majority of which are held by our officers, directors and principal stockholders, are subject to registration rights pursuant to which we have agreed to file with the Securities and Exchange Commission registration statements covering the resale of these shares. We expect to file these registration statements during 2008, beginning shortly after the filing of this annual report on Form 10-K.

We may be required to pay significant amounts if we are not able to meet our obligations under our outstanding registration rights agreements.

The registration rights agreement covering the approximately 8.9 million shares issued in a private offering in March 2008 and an additional approximately 4.5 million shares underlying warrants issued in connection with the offering provide that if we fail to file or cause to be declared effective the registration statement or registration statements covering the resale of these shares prior to specified deadlines, or fail to maintain the effectiveness of such registration statements (subject to limited permissible suspension periods), we will be required to pay the holders of such shares and warrants liquidated damages equal to up to 10% of the purchase price of these shares and warrants.

See the discussion above under “Risks Related to our Business—Committed Equity Financing Facility regarding registration rights under that agreement.

If we are required to pay significant amounts under these or future registration rights agreements, it could have an adverse effect on our financial condition and ability to finance our operations.

Our officers, directors and principal stockholders acting as a group, as well as Paperboy Ventures acting alone, will be able to significantly influence corporate actions.

As of March 25, 2008, our officers, directors and principal stockholders control approximately 68% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders. As of March 25, 2008, Paperboy Ventures LLC owns approximately 23% of our common stock. Allen Andersson, the chairman of Paperboy Ventures LLC, is a member of our board of directors. Paperboy Ventures’ ownership interest and board representation may allow it to exert significant control over us and the risks described above regarding our officers, directors and principal stockholders acting as a group are equally applicable to Paperboy Ventures acting alone.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K. This requirement first applies to this annual report on this Form 10-K. In addition, the independent registered public accounting firm auditing the company’s financial statements must attest to and report on the effectiveness of the company’s internal controls over financial reporting, which requirement may first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2008. Uncertainty exists regarding our ability to comply with these requirements by applicable deadlines and to maintain compliance in future years. If we are unable to complete the required assessment as to the adequacy of our internal control reporting in future years or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of the required deadline and future year ends, investors could lose confidence in the reliability of our financial reporting.

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

None.

ITEM 2.	PROPERTIES

We lease approximately 7,700 square feet of office space in Menlo Park, California for our corporate facilities. The lease had an initial term of 30 months with a commencement date of July 1, 2005. In July 2007, we exercised our option to extend the lease for an additional year, through the end of 2008. We expect that these facilities will accommodate our operations for the next year.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The Nasdaq Capital Market under the symbol “CORT”. The following table sets forth the high and low intra-day sale prices per share of our common stock on The Nasdaq Capital Market for the periods indicated. These prices represent quotations among dealers without adjustments for retail mark-ups, markdowns or commissions, and may not represent prices of actual transactions.

	High	Low
2007
First Quarter	$1.39	$0.68
Second Quarter	$2.99	$0.97
Third Quarter	$6.85	$1.90
Fourth Quarter	$5.25	$2.44

	High	Low
2006
First Quarter	$5.59	$3.45
Second Quarter	$6.15	$4.04
Third Quarter	$4.54	$0.75
Fourth Quarter	$1.70	$0.68

Stockholders of Record and Dividends

As of March 31, 2008, we had 48,473,164 shares of common stock outstanding held by 120 stockholders of record. We have never declared or paid cash dividends on our capital stock .We currently intend to retain any future earnings to finance the growth and development of our business and therefore, do not anticipate paying any in the foreseeable future.

Sale of Unregistered Securities

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

The March 2007 financing was exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) the Securities Act of 1933, as amended. The securities sold and issued in connection with the private placement were not initially registered under the Securities Act of 1933, as amended, or any state securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements. As part of the transaction, the Company agreed to file a registration statement with the Securities and Exchange Commission for purposes of registering the resale of certain of the common stock issued in this transaction.

A resale Form S-1 was filed on April 4, 2007, to register for resale 4,900,000 of the shares sold in the March Financing and 1,992,527 shares sold in a private equity financing in December 2006.

On August 16, 2007, we agreed to sell an aggregate of 4,790,473 shares of common stock, par value $0.001, at a price of $2.10 per share, for aggregate proceeds of approximately $10.1 million, hereinafter referred to as the August / September Financing. We completed the initial closing of the August / September Financing on August 17, 2007, selling 3,599,997 shares of common stock, par value $0.001, at the purchase price of $2.10 per share for gross proceeds of $7.6 million. The Purchasers in the initial closing included Paperboy Ventures, LLC, Sutter Hill Ventures and Alta Partners, LLP, all venture capital firms that are currently significant shareholders of the Company. The Purchasers also included various entities affiliated with G. Leonard Baker, Jr., Joseph C. Cook, Jr., David L. Mahoney and James N. Wilson, who are members of the Company’s board of directors, and other qualified investors. Allen Andersson, a member of the Company’s board of directors, is the chairman of Paperboy Ventures. Mr. Baker is a partner and managing director of Sutter Hill Ventures. Alix Marduel, M.D., a member of the Company’s board of directors, is a managing director of Alta Partners. On September 24, 2007, after receiving approval at a special meeting of stockholders, we completed the second closing under the agreement selling an additional 1,190,476 shares of common stock, par value $0.001, at the purchase price of $2.10 per share to Paperboy Ventures LLC for additional proceeds of $2.5 million.

This August / September Financing is exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) the Securities Act of 1933, as amended, and Regulation D under the Securities Act of 1933, as amended. The securities sold and issued in connection with the private placement have not been registered under the Securities Act of 1933, as amended, or any state securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements.

As part of the transaction, we agreed to file a registration statement with the Securities and Exchange Commission for purposes of registering the resale of the common stock issued in these transactions within forty-five business days following the filing of this Annual Report on Form 10-K. Shares of common stock sold in the private equity transactions in December 2006 and March 2007 that were not registered for resale in the April 2007 Form S-1 will be included for registration for resale in this same registration statement.

On March 14, 2008, we entered into a definitive agreement with certain accredited investors for the private placement of approximately 8.9 million shares of our common stock at a price of $2.77 per share and warrants to purchase approximately 4.5 million shares of our common stock, at a price of $0.125 per warrant. The warrants have a seven year term and an exercise price of $2.77 per share. The closing for the financing occurred on March 25, 2008 and generated approximately $25 million in net proceeds, after deducting the costs of issuance.

The Purchasers in this transaction were led by Longitude Capital Management Co., LLP. Other investors participating in the offering include Paperboy Ventures LLC, Sutter Hill Ventures and Alta Partners, LLP, venture capital firms that are all significant shareholders in Corcept, as well as various entities and individuals related to these firms. Also investing are trusts and other entities related to members of the Corcept Board of Directors, Joseph C. Cook, Jr., David L. Mahoney, G. Leonard Baker and James N. Wilson, and other accredited investors. Mr. Baker is a partner and managing director of Sutter Hill Ventures. Alix Marduel, M.D., a member of the Company’s board of directors, is a managing director of Alta Partners. Allen Anderson, a member of the Company’s board of directors, is the chairman of Paperboy Ventures.

The March 2008 Financing is exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) the Securities Act of 1933, as amended, and Regulation D under the Securities Act of 1933, as amended. The securities sold and issued in connection with the private placement have not been registered under the Securities Act of 1933, as amended, or any state securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements. As part of the transaction, the Company agreed to file the initial registration statement with the Securities and Exchange Commission for purposes of registering the resale of the common stock issued in this transaction within 30 days of the closing of this transaction.

On March 25, 2008, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge), a private investment group. Under the terms of the agreement, Kingsbridge has committed to provide up to $60 million of capital during the next three years through the purchase of newly-issued shares of Corcept’s common stock. The maximum number of shares that can be sold by Corcept under this agreement is approximately 9.6 million shares. Under the terms of the agreement, the determination of the exact timing and amount of any CEFF financings will be made solely by Corcept, subject to certain conditions. The actual amount of funds that can be raised under this agreement will be dependent on the number of shares actually sold under the agreement and the market value of Corcept’s stock during the pricing periods of each sale.

Certain details of the CEFF are as follows:

•

Under the terms of the agreement, Corcept has access to up to $60 million from Kingsbridge in exchange for newly-issued shares of Corcept’s common stock for a period of up to three years after the Securities and Exchange Commission declares effective the registration statement to be filed by Corcept covering the resale of the shares of common stock issuable in connection with the CEFF and the shares of common stock underlying the warrant discussed below.

•

Corcept can access capital under the CEFF in tranches of up to 1.25% of Corcept’s market capitalization at the time of the initiation of the draw down period, or, at Corcept’s option, the lesser of (a) 2.5% of Corcept’s market capitalization at the time of the initiation of the draw down period, and (b) an alternative draw down amount as defined in the agreement; provided, however, that in no event may the maximum draw down amount exceed $10 million per tranche, subject to certain conditions.

•

Each tranche will be issued and priced over an eight-day pricing period. Kingsbridge will purchase shares of common stock pursuant to the CEFF at discounts ranging from 6% to 10%, depending on the volume weighted average price of the common stock during the eight-day pricing period, provided that the minimum acceptable purchase price for any shares to be issued to Kingsbridge during the eight-day period is determined by the higher of $1.50 or 90% of Corcept’s common stock closing price the day before the commencement of each draw down.

•	Throughout the term of the agreement, Kingsbridge has agreed it will not, and will not cause any other person to, enter into or execute a short sale of any of Corcept’s securities.

•

Corcept is not obligated to utilize any of the $60 million available under the CEFF and there are no minimum commitments or minimum use penalties. The CEFF agreement does not contain any restrictions on Corcept’s operating activities, automatic pricing resets or minimum market volume restrictions.

•	The agreement does not prohibit Corcept from conducting additional debt or equity financing, other than financings similar to the CEFF and other future priced securities.

•

In connection with the CEFF, Corcept issued a warrant to Kingsbridge to purchase up to 330,000 shares of common stock at an exercise price of $3.525 per share which represents a 125% premium over the average of the closing bid prices of Corcept’s common stock during the 5 trading days preceding the signing of the agreement. The warrant will become exercisable after the six month anniversary of the date of the agreement. The warrant will remain exercisable, subject to certain exceptions, until five years after the date it becomes exercisable.

The CEFF, and the issuance of the warrant in connection with the CEFF, is exempt from registration pursuant to the exemption for transactions by an issuer not involving a public offering under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D under the Securities Act of 1933, as amended.

The warrant issued to Kingsbridge and the shares of common stock issuable under the CEFF, and the shares issuable upon the exercise of the warrant, have not been registered under the Securities Act, or state securities laws, and may not be offered or sold in the United States without being registered with the SEC or through an applicable exemption from SEC registration requirements. Corcept has agreed to file a registration statement with the SEC covering the resale of the shares issuable under the CEFF and the shares issuable upon the exercise of the warrant within 60 days of the date of the agreement.

Sales and Repurchases of Securities

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information with respect to our compensation plans under which equity securities are authorized for issuance.

Market Performance Graph

The graph and the accompanying text below is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filings by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in such filing. The rules of the SEC require that the Company include in a line-graph presentation comparing cumulative stockholder returns on the Company’s common stock with the NASDAQ Composite Index (which tracks the aggregate price performance of equity securities of companies traded on NASDAQ) and either a published industry or line-of-business standard index or an index of peer companies selected by the Company. The Company has elected to use the NASDAQ Biotechnology Index (consisting of a group of approximately 130 companies in the biotechnology sector, including the Company) for purposes of the performance comparison that appears below.

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

COMPARISON OF 44-MONTH CUMULATIVE TOTAL RETURN* AMONG

CORCEPT THERAPEUTICS, THE NASDAQ STOCK MARKET (U.S.) INDEX

AND THE NASDAQ BIOTECHNOLOGY INDEX

*	$100 invested on 4/14/04 including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

(in thousands, except per share data)

The selected financial data set forth below are derived from our financial statements. The statement of operations data for the years ended December 31, 2005, 2006, and 2007 and for the period from inception (May 13, 1998) to December 31, 2007 and the balance sheet data as of December 31, 2006 and 2007 are derived from our audited financial statements included in this Annual Report on Form 10-K, or Form 10-K. The statements of operations data for the years ended December 31, 2003 and 2004, and the balance sheet data as of December 31, 2003, 2004 and 2005 have been derived from our audited financial statements, which are not included in this Form 10-K. The selected financial data set forth below should be read in conjunction with our financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

						Period from inception (May 13, 1998) to December 31, 2007
	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Statement of Operations Data:
Collaboration Revenue	$482	$294	$—	$—	$—	$776

Operating expenses:
Research and development*	7,860	20,834	17,074	11,551	8,223	85,657
General and administrative*	4,867	5,042	4,084	4,494	1,746	29,140

Total operating expenses	12,727	25,876	21,158	16,045	9,969	114,797

Loss from operations	(12,245)	(25,582)	(21,158)	(16,045)	(9,969)	(114,021)
Non-operating income, net	672	709	1,065	510	157	4,010

Net loss	$(11,573)	$(24,873)	$(20,093)	$(15,535)	$(9,812)	$(110,011)

Net loss per share:
Basic and diluted	$(0.34)	$(1.09)	$(0.89)	$(0.84)	$(1.22)

Weighted average shares—basic and diluted	34,251	22,841	22,608	18,440	8,069

* Includes non-cash stock-based compensation (recovery) of the following:
Research and development	$213	$535	$(26)	$202	$551	$4,744
General and administrative	846	1,013	799	1,475	(308)	6,650

Total non-cash stock-based compensation	$1,059	$1,548	$773	$1,677	$243	$11,394

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$17,366	$9,456	$29,619	$46,887	$11,577
Working capital	14,662	6,286	25,984	36,415	10,729
Total assets	17,744	9,902	30,156	47,772	11,781
Long-term liabilities	16	29	42	—	524
Convertible preferred stock	—	—	—	—	41,716
Total stockholders’ equity (net capital deficiency)	14,734	6,360	26,593	45,948	(31,473)

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

Overview

We are a pharmaceutical company engaged in the development of medications for the treatment of severe psychiatric and metabolic diseases. Since our inception in May 1998, we have been developing our lead product, CORLUX, a glucocorticoid receptor II, or GR-II, antagonist.

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

We believe that the confirmation of a correlation between drug concentration and clinical response, as well as other observations from Study 06 and our other two completed Phase 3 clinical trials, serves as a strong basis for our current Phase 3 study, which commenced enrollment in March of 2008. The protocol for this trial incorporates what we have learned from the three completed trials addressing the established relationship between increased drug plasma levels and clinical response and attempt to decrease the random variability observed in the results of the psychometric instruments used to measure efficacy. In this trial we are using a dose level of 1200 mg once per day for seven days because, as expected, at successively higher dosages, more patients achieved the predetermined plasma concentration that correlates with response. In Study 06, 80% of the patients who took 1200 mg of Corlux achieved a drug plasma level sufficient for a strong clinical response. We have seen no difference in the safety data between any of the dose levels used in Study 06 in our initial review of a summary of that data. We believe that this change in dose, as well as other modifications to the protocol, should allow us to demonstrate the efficacy of CORLUX in the treatment of the psychotic symptoms of psychotic depression.

Management of Weight Gain induced by Antipsychotics

During 2007 we announced the top-line results of our proof-of-concept study evaluating the ability of CORLUX to mitigate weight gain associated with the use of olanzapine. This study in healthy male volunteers was initiated during the first quarter of 2006. The top line results indicated a statistically significant reduction in weight gain in those subjects who took olanzapine plus CORLUX compared to those who took olanzapine alone. Eli Lilly and Company, or Lilly, provided olanzapine and financial support for this study.

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

The Investigational New Drug application (IND) for the evaluation of CORLUX for the treatment of Cushing’s Syndrome was opened in September 2007. The FDA has indicated that a single study may provide a reasonable basis for the submission of a New Drug Application (NDA) for this indication. This trial is now open for enrollment.

Research and Human Biology

In July 2007, we executed an agreement with Xceleron Limited to conduct a human microdosing study of one of Corcept’s new chemical entities, a selective GR-II antagonist, utilizing Xceleron’s Accelerator Mass Spectrometry, or AMS, technology. In early 2003, we initiated a discovery research program to identify and patent selective GR-II antagonists to develop a pipeline of products for proprietary use. Three distinct series of GR-II antagonists were identified. These compounds appear to be as potent as our lead product CORLUX in blocking cortisol but, unlike CORLUX, they do not appear to block the progesterone or other steroid receptors. We are evaluating one of the compounds, which develops particularly high plasma and brain concentrations in an animal model, in a human microdosing study using Xceleron’s AMS technology.

During 2007 and early 2008 we signed agreements with our contract research scientists to continue our discovery research activities on new compounds for through June 2008.

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

We are in the development stage and have incurred significant losses since our inception. We have not generated any revenue through December 2007 other than the revenue under the collaboration agreement with Lilly, and do not expect to generate significant revenue for the foreseeable future. As of December 31, 2007, we had an accumulated deficit of $110.0 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for CORLUX, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing process development and regulatory activities, as well as general and administrative expenses. We expect to continue to incur net losses over at least the next several years as we continue our CORLUX clinical development program, apply for regulatory approvals, initiate development of newly identified GR-II antagonists for various indications, continue our discovery research program, acquire and develop treatments in other therapeutic areas, establish sales and marketing capabilities and expand our operations.

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

Results of Operations

Collaboration revenue—Collaboration revenue relates to services rendered in connection with our agreement with Lilly discussed above under the caption “Overview-Management of Weight Gain induced by Antipsychotics.” Under the agreement, Lilly agreed to supply olanzapine and pay for the costs of the study. We were required to perform development activities as specified in this agreement and we were reimbursed based on the costs associated with the conduct of the trial and the preparation and packaging of clinical trial materials. Revenue was recognized as the services were rendered in accordance with the agreement.

During the years ended December 31, 2007 and 2006, we recognized approximately $482,000 and $294,000, respectively, under this agreement. There will be no significant revenue under this agreement in the future as the majority of the activities were completed during 2007.

Research and development expenses.    Research and development expenses include the personnel costs related to our development activities, including non-cash stock-based compensation, as well as the costs of discovery research, pre-clinical studies, clinical trial preparations, enrolment and monitoring expenses, regulatory costs and the costs of manufacturing development.

Research and development expenses decreased 62% to $7.9 million for the year ended December 31, 2007, from $20.8 million for the year ended December 31, 2006. The decrease in expenses reflects clinical trial cost decreases of approximately $13.7 million due to the substantial completion of our earlier Phase 3 clinical trials for psychotic depression in late 2006 and early 2007, which were partially offset by approximately $145,000 in costs associated with the preparations for our upcoming psychotic depression trial and increases in clinical trial costs related to other programs of approximately $510,000. During the year ended December 31, 2007 as compared to 2006, there were also increases in contract research expenses of approximately $725,000 due to basic research work in new chemical compounds and the initiation of the micro-dosing study on a selected compound, increases in analytical testing of approximately $75,000 and increases in manufacturing expenses of approximately $360,000 due to the manufacture of additional materials for upcoming clinical trials and manufacturing process development. In addition, during the year ended December 31, 2007 as compared to 2006, there were decreases in pre-clinical studies of approximately $995,000 and staffing expenses of approximately $480,000, which included decreases in non-cash stock-based compensation of approximately $275,000. The decreases in staffing expenses were offset by increases in consulting and professional fees of $435,000 for 2007 as compared to 2006.

Research and development expenses increased 22% to $20.8 million for the year ended December 31, 2006 from $17.1 million for 2005. The increase in expenses between years reflect clinical trial cost increases of approximately $4.7 million for 2006 as compared to 2005 primarily related to clinical trial expenses for our first three Phase 3 psychotic depression studies. This increase was partially offset by a reduction in 2006 of approximately $450,000 in expenses for our discovery research program due to the successful conclusion of a program focusing on the discovery of new chemical entities that will be available for future development.

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

Research and development expenses discussed above included stock based compensation charges related to option grants to individuals performing these functions of approximately $240,000, $575,000 and $224,000, respectively, for the years ended December 31, 2007, 2006 and 2005. The increase in expense between 2006 and 2005 was due principally to the implementation of SFAS 123R in January 2006. The decrease between 2007 and 2006 was due principally to the cancellation of unvested options due to the resignation of an employee early in 2007, which was partially offset by increases in expense related to options granted during 2007. In addition, during the years ended December 31, 2007, 2006 and 2005 upon the termination of employees or the change in status of employees who worked in a development function to consultants, we recorded reversals of approximately $25,000, $40,000 and $250,000, respectively, of previously reported stock-based compensation expense, which represents the difference between the expense recorded and the expense that would have been recorded based upon the rights to options that vested during the service of these individuals as employees. See the discussion below under the caption “Stock-based compensation for options to employees—impact of adopting SFAS 123R” regarding the impact of adoption in January 2006.

Below is a summary of our research and development expenses by major project:

	Year Ended December 31,
Project	2007	2006	2005
	(in thousands)
CORLUX for the treatment of the psychotic features of psychotic depression	$5,645	$19,759	$15,391
CORLUX for other clinical programs	1,085	276	954
Drug discovery research	917	264	755
Stock-based compensation	213	535	(26)

Total research and development expense	$7,860	$20,834	$17,074

We expect that research and development expenditures will increase during 2008 as compared to 2007 due to the commencement of our Phase 3 studies in Cushing’s Syndrome and psychotic depression, the clinical trials to further evaluate the management of weight gain induced by antipsychotic medications, and to continue development of our proprietary selective GR-II antagonists. Research and development expenses in 2009 and future years will be largely dependent on the availability of additional funds to finance clinical development plans based on our experience from prior trials. See also, the “Liquidity and Capital Resources” section in this Form 10-K.

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

General and administrative expenses decreased 3% to approximately $4.9 million for the year ended December 31, 2007, from $5.0 million for the year ended December 31, 2006. The decrease in costs between years was comprised of decreases in legal and professional fees of approximately $100,000 due primarily to lower costs related to patents. Staffing costs also decreased by approximately $30,000 in 2007 as compared to 2006. The changes in staffing costs included a decrease in non-cash stock-based compensation of approximately $160,000, which was offset by increases in salaries and wages of $125,000.

The decreases in stock-based compensation expense during 2007 included a reversal of approximately $395,000 of stock-compensation expense during the second quarter of 2007 in connection with the resignation of an officer, which represents the excess of expense under the graded vesting method as compared with the expense associated with stock options that actually vested prior to this termination. There were net increases of approximately $195,000 between 2007 and 2006 in stock-based compensation charges related to stock options granted to officers and employees during 2007, which were partially offset by declining expense of earlier options due to the decelerating scale of expense under the graded vesting method and options cancelled due to the termination.

General and administrative expenses increased 23% to $5.0 million for the year ended December 31, 2006, from $4.1 million for the year ended December 31, 2005. The increase in 2006 as compared to 2005 was primarily due to increases in professional fees of approximately $560,000 and increases in staffing costs of approximately $455,000. The increases in staffing expenses were primarily due to higher non-cash stock-based compensation expense.

General and administrative expenses included stock-based compensation expense related to option grants to individuals performing these functions of approximately $1.2 million, $1.0 million and $800,000, respectively, for the years ended December 31, 2007, 2006 and 2005. See discussion below under the caption “Stock-based compensation for options to employees—impact of adopting SFAS 123R” regarding the impact of adoption in January 2006.

The amount of general and administrative expenses in 2008 and future years will be largely dependent on our assessment of the staff necessary to support our continued clinical development activities and the availability of additional funds. See also, the “Liquidity and Capital Resources” section in this Form 10-K.

Interest and other income, net.    Interest and other income, net of investment management fees, was approximately $690,000 for the year ended December 31, 2007 as compared to $720,000 for the same period in 2006 and $1.1 million in 2005. The decreases in each successive period were principally attributable to decreased interest on investments due to lower average balance of invested funds that were partially offset by higher yields on the investment portfolios.

Other expense.    Other expense was approximately $15,000 for the year ended December 31, 2007 as compared to $10,000 for the same period in 2006 and $50,000 in 2005. Other expense includes interest expense on capitalized leases entered into during the second quarter of 2005 and state tax on capital which is based on our capital and asset positions as of each year-end.

Liquidity and Capital Resources

We have incurred operating losses since inception, and at December 31, 2007, we had a deficit accumulated during the development stage of $110.0 million. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities to fund our operations. On March 30, 2007, we sold 9 million shares of common stock at a price of $1.00 per share in a private placement, which generated net proceeds of approximately $8.8 million after deducting issuance costs. During the third quarter of 2007, we sold approximately 4.8 million shares of common stock at a price of $2.10 per share in a private placement, which generated net proceeds of approximately $10.0 million after deducting issuance costs.

At December 31, 2007, we had cash, cash equivalents and investments balances of $17.4 million, compared to $9.5 million at December 31, 2006. Net cash used in operating activities for the years ended December 31, 2007, 2006 and 2005, were $11.0 million, $23.2 million and $17.2 million, respectively. The use of cash in each period was primarily a result of net losses associated with our research and development activities and amounts incurred to develop our administrative infrastructure. We expect cash used in operating activities to increase during 2008 and later years due to the continuation and expansion of our development programs for psychotic depression, Cushing’s Syndrome and the management of weight gain induced by atypical antipsychotic medications, research activities, commercialization activities and general and administrative expenses.

On March 25, 2008, we sold approximately 8.9 million shares of our common stock at a price of $2.77 per share and warrants to purchase approximately 4.5 million shares of its common stock, at a price of $0.125 per warrant in a private placement. The warrants have a seven year term and an exercise price of $2.77 per share. The March 2008 Financing generated approximately $25 million in net proceeds, after deducting the costs of issuance.

On March 25, 2008, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge), a private investment group. Under the terms of the agreement, Kingsbridge has committed to provide up to $60 million of capital in exchange for newly-issued shares of Corcept’s common stock for a period of up to three years after the Securities and Exchange Commission declares effective the registration statement to be filed by Corcept covering the resale of the shares of common stock issuable in connection with the CEFF and the shares of common stock underlying the warrant discussed below. The maximum number of shares that can be sold by Corcept under this agreement is approximately 9.6 million shares. Under the terms of the agreement, the determination of the exact timing and amount of any CEFF financings will be made solely by Corcept, subject to certain conditions. Based on the closing stock price of the Company’s common stock on March 27, 2008, the maximum amount of net proceeds that could be raised under the CEFF is approximately $27 million. The actual amount of net proceeds that can be raised under this agreement will be dependent on the number of shares actually sold under the agreement and the market value of Corcept’s stock during the pricing periods of each sale.

We believe that, with the completion of these March 2008 financing transactions, we will have sufficient capital resources to complete the final reporting for our recently completed psychotic depression trials, to conduct clinical trials in Cushing’s Syndrome, psychotic depression, and the management of weight gain induced by antipsychotic medications, and to continue development work on our proprietary, selective GR-II antagonists. Our projections include an estimate of proceeds from a variable funding source based on the calculations as of March 27, 2008 discussed in the preceding paragraph. (See Part I, Item 1A, “Risk Factors” for a discussion of risks related to the Committed Equity Financing Facility.)

We will have to perform additional clinical trials prior to submission of an NDA for CORLUX for the treatment of the psychotic features of psychotic depression and for Cushing’s Syndrome. We will need to raise additional funds to complete the development of CORLUX for the treatment of psychotic depression, to initiate its clinical development for other indications, to prepare for its commercialization and to conduct other research activities.

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

Contractual Obligations and Commercial Commitments

The following table presents our estimates of obligations under contractual agreements as of December 31, 2007:

Payments Due by Period	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Research and development studies (1) through (6)	$2,380	$754	$—	$—
Purchase commitments (7)	537	—	—	—
Operating lease (8)	241	—	—	—
Capital leases (9)	13	16	—	—
Minimum royalty payments (10)	50	100	100	50 per year

Total	$3,221	$870	$100	$50 per year

(1)	Amounts reflected for research and development studies exclude amounts included in accounts payable and accrued clinical costs reflected on the balance sheet as of December 31, 2007.
(2)	During 2004 through 2006, we executed a number of agreements to conduct clinical trials and pre-clinical studies for further development of our lead product, CORLUX, targeted for the treatment of the psychotic features of psychotic depression. The agreements provide for termination by us upon forty-five days’ written notice or less. The exact amounts and timing of these obligations are dependent on the pace of activities of the various trials and studies. As of December 31, 2007, substantially all patient activities had been completed and remaining reporting activities are expected to be completed in early 2008, at a cost of approximately $330,000.
(3)	During 2007, the Company signed agreements for services in connection with the trial to be initiated for CORLUX for the treatment of Cushing’s Syndrome. The total commitment under agreements signed during 2007 is approximately $1.6 million. Approximately $140,000 was expensed under these agreements during 2007, with the remainder to be expensed over the remainder of the trial. Under the master agreement with these vendors, the agreements may be terminated upon sixty days notice to the vendors. If terminated early, the Company would be responsible for the costs incurred by the vendor through the effective date of the termination plus cancellation charges as stipulated in the various agreements.
(4)	During 2007 and early 2008, the Company signed agreements for research services on new compounds. The total commitment under these research agreements is approximately $1.0 million of which $425,000 was expensed in 2007; the remainder will be incurred in 2008.
(5)	During 2007, we initiated an agreement for a human microdosing study of one of the Company’s new chemical entities. The total commitment under this agreement is approximately $540,000. Approximately $210,000 of this commitment was expensed during 2007. The remainder will be incurred in 2008.
(6)	In November 2007, the Company signed a Letter of Intent (“LOI”) with a contract research organization to assist in preparations for the upcoming Phase 3 clinical trial in psychotic depression. The total commitment under this LOI was approximately $635,000. Approximately $90,000 of this commitment was expensed in 2007, with the remainder to be paid in 2008.
(7)	In November 2007, we initiated purchase orders for the acquisition of active pharmaceutical ingredient to be delivered in 2008.
(8)	Our operating lease commitment relates to the lease of our office facility. The operating lease, originally signed in 2005 was effective for a 30 month term, from July 2005 through December 2007 at a monthly rental of approximately $14,000, plus operating expenses. In July 2007, we extended the lease through December 2008 at a monthly rental of approximately $20,000, plus operating expenses.
(9)	During 2005, we entered into capital leases for the acquisition of certain pieces of office furniture and equipment.
(10)	Under our cancelable license agreement with Stanford University, we are obligated to make nonrefundable minimum royalty payments of $50,000 annually for as long as we maintain our licenses with Stanford; however, these payments are creditable against future royalties.

We also have other contractual payment obligations, the timing of which is contingent on future events.

(a)

Under our license agreement with Stanford University related to the patent covering the use of GR-II antagonists to treat the psychosis associated with psychotic depression and early dementia, we are obligated to make milestone payments to Stanford of $50,000 upon filing of an NDA covering the licensed product and $200,000 upon FDA approval of the licensed product. The milestone payments payable to Stanford under these licenses are creditable against future royalties.

(b)

Under the agreement with our contract research company we may be obligated to make milestone payments upon the occurrence of certain events, including: (i) patent filings in connection with the project; (ii) entries into Phase 1 clinical trials; and (iii) national regulatory approval of each product arising from work performed under the agreement, provided that sales of the product by the Company or any future licensees reach $5,000,000. These obligations remain in force after the conclusion of work under the agreement. There are no royalty obligations associated with this contract.

(c)

Our agreement with ScinoPharm Taiwan that provides for the manufacture and supply of the active pharmaceutical ingredient for CORLUX includes a minimum purchase commitment of $1,000,000 per year following the commercial launch of CORLUX. This agreement may be terminated by us at any time without penalty.

(d)

On November 8, 2006, we signed an agreement with Produits Chimiques Auxiliaires et de Synthese SA (“PCAS”) for the manufacture of mifepristone, the active pharmaceutical ingredient in CORLUX, for our development and commercial needs for an initial period of five years. The agreement provides for an automatic extension for one additional year unless either party gives twelve month’s prior notice that it does not want the extension. There is no guaranteed minimum purchase commitment under this agreement. If PCAS is unable to manufacture the product for a consecutive six-month period, we have the right to terminate the agreement without penalty.

In March 2008, we signed an agreement with MedAvante, Inc., to provide centralized psychiatric rating services of patients to be screened and enrolled in our fourth Phase 3 clinical trial evaluating CORLUX for the treatment of the psychotic features of psychotic depression. The total commitment under this agreement is approximately $4.1 million. Approximately $1.7 million of this cost will be incurred during 2008, with the remainder occurring over the course of the trial. This agreement may be terminated by Corcept with 30 days notice to MedAvante.

Net Operating Loss Carryforwards

At December 31, 2007 we had approximately $48.4 million of federal net operating loss carryforwards and approximately $630,000 in federal research and development tax credit carryforwards, as well as approximately $48.1 million of California net operating loss carryforwards and approximately $725,000 in California research and development tax credit carryforwards, available to offset any future taxable income we may generate. The federal and California net operating loss and tax credit carryforwards will expire beginning in 2019 and 2009, respectively. Our deferred tax assets have been offset by a full valuation allowance as the realization of such assets is uncertain. The Internal Revenue Code of 1986, as amended, places certain limitations on the annual amount of net operating loss and tax credit carryforwards that can be utilized in any particular year if certain changes in our ownership occur.

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

Revenue recognition—Collaboration revenue.    Collaboration revenue relates to services rendered in connection with our agreement signed in October 2005 with Lilly under which Lilly agreed to supply olanzapine and pay for the study. We were required to perform development activities as specified in this agreement and were reimbursed based on the costs associated with the conduct of the trial and the preparation and packaging of clinical trial materials. Revenue was recognized as services were rendered in accordance with the agreement. The cost of providing these research services approximates the revenue recognized.

Accruals of Research and Development Costs.    We recorded accruals for estimated costs of research, pre-clinical and clinical studies, and manufacturing development of approximately $880,000 and $2.2 million as of December 31, 2007 and 2006, respectively. These costs are a significant component of our research and development expenses. We make significant judgments and estimates in determining the accrual balance in each reporting period. Accrued clinical trial costs are based on estimates of the work completed under the service agreements, milestones achieved, patient enrollment and past experience with similar contracts and service providers. Our estimate of the work completed and associated costs to be accrued includes our assessment of the information received from our third-party contract research organizations and the overall status of our clinical trial activities. In the past, we have not experienced any material deviations between accrued clinical trial expenses and actual clinical trial expenses. However, actual services performed, number of patients enrolled and the rate of patient enrollment may vary from our estimates, resulting in adjustments to clinical trial expense in future periods.

Stock-based compensation for options.    Stock-based compensation arises from the granting of stock options to employees and directors, as well as to non-employees.

Employees and directors

We adopted Statement of Financial Accounting Standard 123 (Revised 2004), Share-Based Payment, or SFAS 123R, as of January 1, 2006 under the “modified prospective” method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payment arrangements with employees granted or modified after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees and directors prior to the effective date of Statement 123R that remain non-vested on the effective date. Prior to the adoption of SFAS 123R, we had accounted for stock-based compensation for options granted to employees and directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and had adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, or SFAS 148. Because we had used the “minimum” value method for SFAS 123 pro forma disclosure requirements for options granted prior to the IPO in 2004, we continue to account for the portion of these pre-IPO grants that were non-vested as of January 1, 2006 under the provisions of APB 25 and related Interpretations, with pro forma disclosures under SFAS 123.

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

Following is a brief synopsis of the implications of adoption of this statement on our accounting practices and the estimates and judgments that are considered in determining fair value in regard to stock option grants to employees and directors:

•	The grant date fair value for all new grants issued after January 1, 2006 is being amortized to expense using the straight-line method over the vesting period of the options.

•	The expected term used in determining the fair value for options is based on the “simple” method prescribed by the Securities and Exchange Commission, or SEC, in Staff Accounting Bulletins 107 and

110, and considers the weighted average of the vesting period and contractual life of the options. There has been no adjustment made to the expected term to adjust for employees’ expected exercise and expected post-vesting termination behavior because we have a limited employee base and do not have sufficient historical information to determine such an adjustment.

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

The following table indicates the impact on our statement of operations for the year ended December 31, 2006, as a result of implementing SFAS 123R.

	Year Ended
	December 31, 2006
Operating Expense Category	Research and development	General and administrative	Total
	(amounts in thousands)
Expense under provisions of APB 25	$(2)	$373	$371
Incremental expense	440	632	1,072

Expense under provisions of SFAS123R	$438	$1,005	$1,443

As of December 31, 2007, the Company had the following amounts of unrecognized compensation expense for employee options outstanding as of that date.

	Amount	Weighted- average period
	(in thousands)	(in years)
Remaining deferred compensation related to options granted prior to the IPO, to be expensed under the provisions of APB 25	$13	0.9
Remaining fair value to be expensed
Options granted after IPO through 2005, using fair value under SFAS 123	186	1.9
Options granted after January 1, 2006, using fair value under SFAS 123R	3,453	3.1

Total	$3,652

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

No amounts have been recognized as interest or penalties on income tax related matters. The determination of an accounting policy as to the classification of such costs has been deferred until such time as any such costs are incurred.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2007, with the exception of the operating lease for our office space. The operating lease, originally signed in 2005 was effective for a 30 month term, from July 2005 through December 2007 at a monthly rental of approximately $14,000, plus operating expenses. In July 2007, we extended the lease through December 2008 at a monthly rental of approximately $20,000, plus operating expenses.

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

In December 2007, the Financial Accounting Standards Board, or FASB, ratified EITF No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and would be applied retrospectively as a change in accounting principle for collaborative arrangements existing at the effective date. The Company does not anticipate that there will be a material effect on its financial statements on the adoption of this standard.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss. As of December 31, 2007, our cash and cash equivalents consisted primarily of money market funds maintained at major U.S. financial institutions and commercial paper with original maturities of less than 90-days and our short-term investments consist of corporate debt securities. As of December 31, 2007, there were no mortgage-backed securities and no auction rate securities in the portfolio. To minimize our exposure to interest rate risk, we have limited the maturities of our investments to less than two years with an average maturity not to exceed one year. Due to the short-term nature of these instruments, a 1% increase or decrease in market interest rates would not have a material impact on the total value of our portfolio as of December 31, 2007.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning at page F-1 of this report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T).	CONTROLS AND PROCEDURES

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and discussed with our management, including our Chief

Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of December 31, 2007, our Chief Executive Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) which were designed to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-K. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Based on the evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective.

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report on internal controls over financial reporting was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(c) Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

In November 2007, Dr. Robert L. Roe, our President, adopted a plan in accordance with Rule 10b5-1 under the Exchange Act for sales of our common stock. Under this plan, shares may be sold from time to time over 12-month periods, beginning in December 2007.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following table sets forth, as of December 31, 2007, the name, age and occupation of each member of our Board of Directors:

Name	Age	Occupation
James N. Wilson(3)	64	Chairman of the Board of the Company
Allen Andersson	64	Chairman, Paperboy Ventures LLC
Joseph K. Belanoff, M.D.	50	Chief Executive Officer of the Company
G. Leonard Baker, Jr.(2)	65	Venture Capitalist
Joseph C. Cook, Jr.(1)(3)	66	Executive/Investor
James A. Harper(2)	60	Retired Pharmaceutical Executive
David L. Mahoney(1)(2)	53	Private Equity Investor
Alix Marduel, M.D.(2)(3)	50	Venture Capitalist
David B. Singer(1)	45	Private Investment Fund Principal

(1)	Member of audit committee
(2)	Member of compensation committee
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

Allen Andersson is founder and chairman of Paperboy Ventures LLC, a merchant bank commercializing undervalued science since 2003. A software designer and entrepreneur for over twenty years, he was a founder of LightSpeed International, a developer of voice-over-Internet systems in 1995, Expert Image Systems, a developer of medical diagnostic technology in 1986 and Interleaf, an early word processing developer in 1981. Mr. Andersson has held executive positions in Logos Advanced Technologies, Transatlantic Software. He is also President of The Riecken Foundation, which creates public libraries and promotes prosperity and democracy in Central America. Mr. Andersson received his S.B. in mathematics from the Massachusetts Institute of Technology and served in the Peace Corps in Honduras.

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

G. Leonard Baker, Jr. has served as a member of the Board of Directors since 1999. Since 1973, Mr. Baker has been a Managing Director of the General Partner of Sutter Hill Ventures, a venture capital firm. Mr. Baker currently serves on the boards of a number of private companies. Mr. Baker received his B.A. from Yale University and his M.B.A. from Stanford University.

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

James A. Harper has served as a member of the Board of Directors since October 2004. He has spent over 30 years in the pharmaceutical and healthcare industries, all in positions with Eli Lilly and Company, from which he retired in 2004. Mr. Harper served as Group Vice President and Chief Marketing Officer from 2001 to 2004 and as President, Diabetes and Growth Disorders Business Unit / Product Group from 1994 to 2001. He was a Vice President, Global Pharmaceutical Marketing, from 1993 to 1994 and was President and CEO, Advanced Cardiovascular Systems, Inc. from 1991 to 1993. Mr. Harper also serves on the Board of Directors of Zymogenetics, Inc., the Board of Directors of Anesiva, Inc. and the Board of Directors of Phenomix Corporation, all biotechnology companies. He is also an advisor for Nomura Phase4 Ventures. Mr. Harper received his B.A. from Vanderbilt University and his M.B.A. from The Wharton School of Business.

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

There are no family relationships among any of the Company’s directors or executive officers.

Executive Officers

The following table sets forth, as of December 31, 2007, information about our executive officers:

Name	Age	Position
Joseph K. Belanoff, M.D.	50	Chief Executive Officer and Director
Robert L. Roe, M.D.	67	President and Secretary
Anne M. LeDoux	60	Vice President, Controller and Chief Accounting Officer

Joseph K. Belanoff, M.D.’s background is discussed above.

Robert L. Roe, M.D. joined us as President in October 2001. Dr. Roe has spent more than 30 years in the pharmaceutical and biotechnology industries. From 1999 to 2001, he served as President and Chief Executive Officer of Allergenics, Inc. From 1996 to 1999, he was Executive Vice President, Chief Operating Officer and a director of Cytel Corporation. From 1995 to 1996, he was Executive Vice President, Chief Operating Officer and a director of Chugai Biopharmaceuticals, Inc. From 1992 to 1995, Dr. Roe served as President of the Development Research Division and Senior Vice President of Syntex Corporation. Dr. Roe received his B.A. from Stanford University and his M.D. from the University of California, San Francisco.

Anne M. LeDoux joined the company as Controller in 2004 and was promoted to the position of Vice President, Controller and Chief Accounting Officer in April 2007. Ms. LeDoux has over 15 years of financial and accounting management experience with public pharmaceutical and biotechnology companies. Prior to joining Corcept in 2004, Ms. LeDoux served in various financial positions at Aviron, Roche Biosciences and Syntex Corporation. She was also Vice President and Chief Financial Officer at the Northern California Health Center and Vice President, Finance for the Children’s Hospital of San Francisco. Ms. LeDoux is a Certified Public Accountant and has over 13 years of experience in public accounting, primarily at Coopers and Lybrand. Ms. LeDoux received her Bachelor of Arts degree in Business from the University of Massachusetts and a law degree from Western New England College, School of Law.

Board Meetings and Committees

The Board met eleven times during fiscal 2007; five of them telephonically, and took action via unanimous written consent once. The Audit Committee met five times and the Compensation Committee met three times. The Nominating and Corporate Governance Committee met twice during fiscal 2007. Each member of the Board attended 75% or more of the total number of Board meetings and meetings of Board committees on which such Board member served, other than David Singer who attended 55% of the Board meetings and 80% of Audit Committee meetings.

The Board has standing Audit, Compensation and Nominating and Corporate Governance Committees as described under “Director Independence.” below.

Audit Committee.    The Audit Committee currently consists of David L. Mahoney (chairman), Joseph C. Cook, Jr. and David B. Singer. The Board has determined that all members of the Audit Committee are independent directors under the rules of the Nasdaq Stock Market and each of them is able to read and understand fundamental financial statements. In addition, the Board has determined that each member of the Audit Committee also satisfies the independence requirements of Rule 10A-3(b)(1) of the Exchange Act. The Board has determined that David L. Mahoney qualifies as an “Audit Committee financial expert” as defined by by Item 407(d)(5) of Regulation S-K of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. The purpose of the Audit Committee is to oversee the accounting and financial reporting processes of the Company and audits of its financial statements. The responsibilities of the Audit Committee include appointing and providing the compensation of the independent accountants to conduct the annual audit of the Company’s accounts, reviewing the scope and results of the independent audits, reviewing and evaluating internal accounting policies, and approving all professional services to be provided to the Company by its independent auditors.

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

Nominating and Corporate Governance Committee.    The Company’s Nominating and Corporate Governance Committee consists of Joseph C. Cook, Jr. (chairman), and Alix Marduel, M.D. and James N. Wilson. Alan F. Schatzberg, M.D. was also a member of the this committee until his term as a director was concluded at the Annual Meeting on June 11, 2007. The Nominating and Governance Committee is responsible for identifying individuals qualified to serve as members of the Board, recommending to the independent members of the Board nominees for election as directors of the Company and providing oversight with respect to corporate governance and ethical conduct. Although Mr. Wilson is an employee of the Company and therefore not an “independent director” for NASDAQ purposes, the Company’s director nomination process meets applicable NASDAQ requirements because the Company’s director nominees are selected by the independent members of the Board.

Communications with Directors

Stockholders or other interested parties may communicate with any director or committee of the Board by writing to them c/o Secretary, Corcept Therapeutics, 149 Commonwealth Drive, Menlo Park, California 94025. Comments or questions regarding the Company’s accounting, internal controls or auditing matters will be referred to members of the Audit Committee. Comments or questions regarding the nomination of directors and other corporate governance matters will be referred to members of the Nominating and Governance Committee.

The Company encourages its directors to attend the annual stockholder meetings. One of the Company’s directors attended the 2007 annual meeting.

Code of Ethics

The Company has adopted a code of ethics that applies to all officers and employees, including its principal executive officer, principal financial officer and controller. This code of ethics has been filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC. The Company will also deliver a copy of its code of ethics to any stockholder, without charge, upon written request to Corcept Therapeutics, 149 Commonwealth Drive, Menlo Park, California 94025, Attention: Secretary, or upon oral request by calling (650) 327-3270.

Section 16(A) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act and SEC rules, the Company’s directors, executive officers and beneficial owners of more than 10% of any class of equity security are required to file periodic reports of their ownership, and changes in that ownership, with the SEC. Based solely on its review of copies of these reports and representations of such reporting persons, the Company believes that during fiscal 2007, such SEC filing requirements were satisfied, with the exception that David Singer reported on a Form 5 filed on February 13, 2008, gifts of stock to his children on December 17, 2007 and the grant of a stock option from the Company on December 19, 2007. These transactions should have been reported on Forms 4 within 2 business days after the occurrence.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Objectives

For Joseph K. Belanoff, M.D., our Chief Executive Officer, Robert L. Roe, M.D., our President and Anne LeDoux, our Vice President and Controller (Chief Accounting Officer), our named executive officers (“NEOs”) compensation is intended to be performance-based, with the exception of such NEOs’ base salary. The Compensation Committee believes that compensation paid to NEOs should be closely aligned with the performance of the Company on both a short-term and long-term basis, linked to specific, measurable results intended to create value for stockholders, and that such compensation should assist the Company in attracting and retaining key executives critical to its long-term success.

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

The Company provides a base salary to our executive officers. Additionally, consistent with our performance-based philosophy, the Company reserves the largest potential compensation awards for performance- and incentive-based programs for the Company’s senior executive management team, comprised of the Chief Executive Officer, President and Chief Accounting Officer. Such programs include stock options grants, designed to provide compensation opportunities if milestones that increase the value of the Company, such as positive results in clinical trials, are attained. Incentive-based programs provide compensation in the form of both cash and equity, to reward for both short-term and long-term performance of the Company. The Compensation Committee allocates total compensation between cash and equity compensation based on the Compensation Committee members’ knowledge of compensation practices in the biotechnology and specialty pharmaceutical industries. The balance between equity and cash compensation among members of the senior executive management team, all three of whom are NEOs, is evaluated annually to align the interests of management with stockholders through both short and long term incentives.

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

Determination of Compensation

The Compensation Committee is provided with the primary authority to determine and recommend the compensation awards available to the Company’s executive officers for approval by the Board of Directors. Based on the Compensation Committee members’ collective understanding of compensation practices in similar companies in the biotechnology and specialty pharmaceutical industry, the Company’s executive compensation package consists of the following elements, in addition to the employee benefit plans in which all employees may participate:

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

To aid the Compensation Committee in making its determination, our Chief Executive Officer provides recommendations annually to the Compensation Committee regarding the compensation of all other executive officers. Each NEO in turn, participates in an annual performance review with our Chief Executive Officer to provide input about their individual contributions to the Company’s success for the period being assessed. The overall performance of our senior executive management team is reviewed annually by the Compensation Committee.

The Company sets base salary structures and any grants of stock options based on the Compensation Committee members’ collective understanding of compensation practices in the biotechnology and specialty pharmaceutical industry and such members’ experiences as seasoned executives, consultants, board and compensation committee members, or investors in similar biotechnology and specialty pharmaceutical industry companies.

Tax Considerations

A goal of the Compensation Committee is to comply with the requirements of Internal Revenue Code Section 162(m) of the Internal Revenue Code of 1986, as amended (“Section 162 (m) limits the tax deductibility by the Company of annual compensation in excess of $1,000,000 paid to our Chief Executive Officer and any of our three other most highly compensated executive officers, other than our Chief Financial Officer. However, performance-based compensation that has been approved by our stockholders is excluded from the $1,000,000 limit if, among other requirements, the compensation is payable only upon the attainment of pre-established, objective performance goals and the committee of our board of directors that establishes such goals consist only of “outside directors.” All members of the Compensation Committee qualify as outside directors.

While the tax impact of any compensation arrangement is one factor to be considered, such impact is evaluated in light of the Compensation Committee’s overall compensation philosophy and objectives. The Compensation Committee will consider ways to maximize the deductibility of executive compensation, while retaining the discretion it deems necessary to compensate officers in a manner commensurate with performance and the competitive environment for executive talent. From time to time, the Compensation Committee may award compensation to our executive officers which is not fully deductible if it determines that such award is consistent with its philosophy and is in our and our stockholders’ best interests.

Certain option grants made under our equity plans are intended to be structured so that any compensation deemed paid upon the exercise of those options will qualify as performance-based compensation that is not subject to the $1,000,000 limitation.

Elements of Executive Compensation

Base Compensation

The Company pays base salaries to provide fixed compensation based on the Compensation Committee’s assessment of competitive market practices. Due to the Compensation Committee’s collective experience with similar companies in the biotechnology and specialty pharmaceutical industry, the Compensation Committee has intricate knowledge and understanding of what the industry demands in order to motivate and retain our executive officers. The Company provides each NEO with a base salary that was established by extensive negotiations with each NEO when such individual first joined the Company as an employee or was promoted to the position of executive officer. Base salaries have not changed in 2007 as compared to 2006 other than for annual cost of living adjustments of 4% per year that were approved by the Compensation Committee and applied equally to all employees. While base salaries are not considered by the Internal Revenue Service to constitute performance-based compensation, each year the Compensation Committee reviews the CEO’s base salary to determine if a change is appropriate based on Company performance, such as the Company’s progress on research and development programs. Similarly, the CEO reviews the base salary of the other NEOs and has the ability to propose a change in base salary based on performance to the Compensation Committee. Other than the annual cost of living increases that the Compensation Committee has approved, no formulaic base salary increases are provided to the NEOs.

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

Performance-based cash compensation has been awarded in past years primarily to recognize the attainment of certain accomplishments of value enhancing milestones such as successful financing transactions and positive results in clinical trials. The Compensation Committee believes that performance-based compensation should be based on achievement of certain milestone successes, such as the attainment of predetermined end-points in the Company’s clinical trials, successful financing transactions and commencement of certain clinical trials. For 2007, the Compensation Committee performed a retrospective assessment of performance during the year and recommended to the Board of Directors the payment of a 25% bonus of actual 2007 salary earned (adjusted for any partial year employees) to each employee of the Company at December 31, 2007, including the officers. This recommendation was approved by the Board of Directors at their meeting in December 2007. This bonus was paid in January 2008.

Long-Term Performance-Based Equity Incentive Program

The Company’s executive officers, along with all of the Company’s employees, are eligible to participate in the Company’s awarding of stock options under its 2004 Equity Incentive Plan. As discussed above, the

Company believes, with its performance-based approach to compensation, that equity ownership in the Company is important to tie the ultimate level of an executive officer’s compensation to the performance of the Company’s stock and stockholder gains while creating an incentive for sustained growth. The Company has, thus far, only used stock options as the long-term performance-based equity incentive vehicle because the Compensation Committee believes that stock options maximize executive officers’ incentive to increase the Company’s stock price and maximize stockholder value (i.e. there is no financial gain to an executive officer unless our stock price appreciates.)

Equity compensation in the form of incentive or non-qualified stock options is awarded by the Compensation Committee from time to time. The size and the timing of each grant is based on a number of factors, including the executive officer’s salary, such executive officer’s contributions to the achievement of the Company’s financial and strategic objectives, the value of the stock option at the time of grant, the possible value of the option if the Company achieves its objectives and industry practices and norms from the collective knowledge of the Compensation Committee as seasoned executives of, consultants to, board and compensation members of, and venture capitalists with investments in similar companies in the industry. The relative weight given to each of these factors varies among individuals at the Compensation Committee’s discretion. There is no set formula for the granting of stock options to individual executives and employees. Grants also may be made following a significant change in job responsibility or in recognition of a significant achievement. In April 2007, Dr. Belanoff, Dr. Roe and Ms. LeDoux were granted stock options for 1,000,000, 700,000 and 125,000 shares, respectively. The amounts of these stock option grants were awarded in recognition of each individual’s outstanding performance and determined by the Compensation Committee through its collective understanding of compensation practices in the biotechnology and specialty pharmaceutical industry.

Stock options granted to NEOs under the various stock plans generally have a four or five-year vesting schedule in order to provide an incentive for continued employment and generally expire ten years from the date of the grant. This provides a reasonable time frame in which to provide the executive officer with the possibility of price appreciation of the Company’s shares. The exercise price of options granted under the stock plans is 100% of the fair market value of the underlying stock on the date of grant.

The Company grants all stock option awards based on the fair market as of the date of grant. The Company does not have a policy of granting stock option awards at other than the fair market value. The exercise price for stock option grants is determined by looking at the fair market value of the last quoted price per share on the Nasdaq Capital Market on the date of grant. The Company does not have a policy and does not intend to have a policy or practice to select option grant dates for executive officers in coordination with the release of material non-public information.

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

Severance and Change in Control Arrangements

On July 24, 2007, the Company entered into Severance and Change in Control Agreements with each of its executive officers: Joseph K. Belanoff, M.D., Chief Executive Officer; Robert L. Roe, M.D., President; and Anne M. LeDoux, Chief Accounting Officer. The terms of the agreements are identical. The agreements provide that, if employment is terminated without cause or for good reason regardless of whether it is in connection with a change in control, the executive will be eligible for 12 months of his or her then current base salary and continued health insurance coverage for this same period. In addition, the agreements provide for the full vesting of all outstanding equity awards in the event the executive’s employment is terminated without cause or for good reason within 18 months following a change in control. The agreement with Dr. Roe supersedes his prior agreement with the Company. The other officers did not have prior employment or severance agreements.

On July 24, 2007, the Company also entered into a Severance and Change in Control Agreement with James N. Wilson, Chairman of the Board of Directors. The agreement with Mr. Wilson provides that if his employment or service on the Board terminates involuntarily without cause or good reason within eighteen months of a change in control all of his outstanding equity awards shall become fully vested. Mr. Wilson did not have a prior severance agreement.

These severance and change in control arrangements are designed to retain these executives in these key positions as the Company competes for talented executives in the marketplace where such protections are commonly offered. These arrangements provide benefits to encourage the executives to continue to provide necessary or desireable service to the company during a change in control and to ease the transition of the executives due to an unexpected employment termination by the Company due to changes in the Company’s employment needs.

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

The following tables and descriptive materials set forth information concerning compensation earned for services rendered to the Company by its Chief Executive Officer (the “CEO”), Chief Financial Officer (the “CFO”), Chief Accounting Officer (the “CAO”) and the Company’s other executive officer for fiscal year 2007 whose salary and bonus for the fiscal year 2007 exceeded $100,000. The data for the Chief Financial Officer is included for 2006 and through mid-April 2007, at which time Mr. Kurland resigned. Collectively, together with the CEO and CAO, these are the “named executive officers” for the respective years.

Summary Compensation Table

The following table provides compensation information for the years ended December 31, 2007 and 2006 for each of our named executive officers.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards(1) ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Joseph K. Belanoff, M.D.,	2007	$411,008		$102,752		—	$1,130,000		—	—	—	$1,643,760
Chief Executive Officer	2006	$395,200		—		—	—		—	—		$395,200

Robert L. Roe, M.D.,	2007	$378,776		$95,294		—	$791,000		—	—	2,400	$1,267,470
President	2006	$364,208		—		—	$181,500		—	—	2,325	$548,033

Anne LeDoux,	2007	$191,777		$47,944		—	$141,250		—	—	—	$380,971
Vice President and	2006	—	(2)	—	(2)	—	—	(2)	—	—	—	—	(2)
Controller(2) (Chief Accounting Officer

Fred Kurland, Chief	2007	$93,408		—		—	—		—	—	—	$93,408
Financial Officer(3)	2006	$257,088		—		—	$90,750		—	—	—	$347,838

(1)	Refer to Notes 1—“Accounting Policies and Estimates—Stock-Based Compensation” included in Part II – Item 8—Financial Statements in the Company’s Annual Report on Form 10-K for the relevant assumptions used to determine the valuation of our option awards.
(2)	Anne LeDoux promoted to Chief Accounting Officer in April 2007. Compensation earned in 2006 was not in a position as an executive officer.
(3)	Fred Kurland resigned from the company effective April 13, 2007.

Grants of Plan-Based Awards during 2007

The following table summarizes the grants of stock and option awards we made to the named executive officers in 2007.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options(1) (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum (#)	Threshold (#)	Target (#)	Maximum (#)
Joseph K. Belanoff, M.D.	04/16/07	—	—	—	—	—	—	—	1,000,000	(2)	$1.50	$1,130,000

Robert L. Roe, M.D.	04/16/07	—	—	—	—	—	—	—	700,000	(2)	$1.50	$791,000

Anne LeDoux	04/16/07	—	—	—	—	—	—	—	125,000	(2)	$1.50	$141,250

(1)	Refer to Notes 1—“Accounting Policies and Estimates—Stock-Based Compensation” included in the Part II—Item 8—Financial Statements in the Company’s Annual Report on From 10-K for the relevant assumptions used to determine the valuation of our option awards.
(2)	The options were granted under the Company’s 2004 Equity Incentive Plan.

Outstanding Equity Awards At Fiscal Year-End

The following table summarizes unexercised options that have not vested and related information for each of our named executive officers as of December 31, 2007.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vest (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joseph K. Belanoff, M.D.	166,672	(3)	833,328	—	$1.50	4/16/2017	—	—	—	—

Robert L. Roe, M.D.	10,000	(1)	—	—	$0.10	10/1/2010	—	—	—	—
	81,790	(1)	18,210	—	$7.00	11/23/2013
	56,740	(1)	43,260	—	$4.82	2/10/2015
	21,875	(2)	28,125	—	$4.95	3/2/2016
	116,670	(3)	583,330	—	$1.50	4/16/2017

Anne M. LeDoux	12,862	(1)	4,648	—	$12.00	4/16/2014
	26,953	(1)	15,547	—	$7.73	10/6/2014
	6,757	(1)	8,243	—	$5.70	9/23/2015
	20,834	(3)	104,166	—	$1.50	4/16/2017	—	—	—	—

(1)	The option vests at the rate of 20% at the first anniversary of the grant date and, thereafter, at the rate of 1.67% per month, until fully vested.
(2)	The option vests at the rate of 25% at the first anniversary of the grant date and, thereafter, at the rate of 2.0834% per month, until fully vested.
(3)	The option vests at the rate of 2.0834% per month until fully vested.

Option Exercises and Stock Vested

None of our named executive officers exercised stock options during 2007. To date, no stock awards have been granted to any of our named executive officers.

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

Potential Payments Upon Termination or Change of Control

Severance and Change of Control Agreements

On July 24, 2007, the Company entered into Severance and Change in Control Agreements with each of its executive officers: Joseph K. Belanoff, M.D., Chief Executive Officer; Robert L. Roe, M.D., President; and Anne M. LeDoux, Chief Accounting Officer. The terms of the agreements are identical. The agreements provide that, if employment is terminated without cause or for good reason regardless of whether it is in connection with a change in control, the executive will be eligible for 12 months of his or her then current base salary and continued health insurance coverage for such 12-month period. In addition, the agreements provide for the full vesting of all outstanding equity awards in the event the executive employment is terminated without cause or for good reason within 18 months following a change in control. The agreement with Dr. Roe supersedes his prior agreement with the Company. The other executive officers did not have prior employment or severance agreements.

On July 24, 2007, the Company also entered into a Severance and Change in Control Agreement with James N. Wilson, Chairman of the Board of Directors. The agreement with Mr. Wilson provides that if his employment or service on the Board terminates involuntarily without cause or good reason within eighteen months of a change in control all of his outstanding equity awards shall become fully vested. Mr. Wilson did not have a prior severance agreement.

The following table reflects compensation payable to each named executive officer under a change of control or various employment termination events. The amounts shown below assume that (i) a change of control of the Company or (ii) each named executive officer terminated employment with the Company, was effective as of December 31, 2007, and estimates the value to the named executive officer as a result of each triggering event.

Name	Benefit	Termination Without Cause(1)	Involuntary Termination Other Than for Death, Disability or Cause Within 18 Months of Change of Control
Joseph K. Belanoff, M.D.	Base Salary	$411,008	$411,008
	Accelerated Vesting, of Stock Options(2)(3)	—	$1,324,992
	Health Benefit	$10,580	$10,580

Robert L. Roe, M.D.	Base Salary	$378,776	$378,776
	Accelerated Vesting, of Stock Options(2)(3)	—	$927,495
	Health Benefit	$770	$770

Anne M. LeDoux	Base Salary	$200,000	$200,000
	Accelerated Vesting, of Stock Options(2)(3)	—	$165,624
	Health Benefit	$13,503	$13,503

(1)	Assumes that the stock options were not assumed or substituted by the successor entity to the Company or a parent or subsidiary of the successor entity.
(2)	Assumes that the stock options were not assumed or substituted by the successor entity to the Company or a parent or subsidiary of the successor entity.
(3)	For unvested options held by named executive officers as of December 31, 2007, the value ascribed to the change of control acceleration features under the Severance and Change of Control Agreements is calculated as follows:
a.	For options where the exceeded the closing stock price for the Company’s common stock on the Nasdaq Stock Market as of that date exceeded the exercise price of the options, the value represents the difference between these factors multiplied by the number of unvested options as of December 31, 2007.
b.	There is no value ascribed to option for which the exercise price of the options exceeded the closing stock price for the Company’s common stock on the Nasdaq Stock Market as of December 31, 2007.

DIRECTOR COMPENSATION

The following table provides compensation information for the one year period ended December 31, 2007, for each member of our Board of Directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(4)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James N. Wilson(2)	$—	—	—		—	—	—	—
Allen Andersson	$7,500	—	$141,400	(5)	—	—	—	$148,900
Joseph K. Belanoff, M.D.(3)	—	—	—		—	—	—	—
G. Leonard Baker, Jr.	$15,000	—	$57,300	(6)	—	—	—	$72,300
Joseph C. Cook, Jr. (1)	$25,000	—	$28,650	(6)	—	—	—	$53,650
James A. Harper(1)	$15,000	—	$28,650	(6)	—	—	—	$43,650
David L. Mahoney(1)	$25,000	—	$57,300	(6)	—	—	—	$82,300
Alix Marduel, M.D.	$15,000	—	$28,650	(6)	—	—	—	$43,650
Alan F. Schatzberg(7)	$7,500	—	—		—	—	—	$7,500
David B. Singer	$25,000	—	$28,650	(6)	—	—	—	$53,650

(1)	The following are the aggregate number of shares represented by option awards outstanding that have been granted to each of our non-employee directors as of December 31, 2006, the last day of the 2006 fiscal year: Mr. Cook: 75,000; Mr. Harper: 60,000; Mr. Mahoney: 70,000.
(2)	Mr. Wilson is an employee director. He receives no additional compensation in his capacity as a director.
(3)	Dr. Belanoff is a full time employee and a named executive officer of the company and is compensated in that capacity. He receives no additional compensation in his capacity as a director.
(4)	Refer to Notes 1—“Accounting Policies and Estimates—Stock-Based Compensation” included in Part II – Item 8—Financial Statements in this Annual Report on Form 10-K for the relevant assumptions used to determine the valuation of our option awards.
(5)	This option was granted under the Company’s 2004 Equity Incentive Plan and vests at the rate of 25% at the first anniversary of the vesting base date and, thereafter, at the rate of 2.0834% per month, until fully vested.
(6)	These options were granted under the Company’s 2004 Equity Incentive Plan and vest at the rate of 8.3334% per month on monthly anniversary of the vesting base date, until fully vested.
(7)	Dr. Schatzberg’s term on the Board was completed in June 2007 at the time of our Annual Meeting.

Non-employee directors receive a director fee from the Company for their services as members of the Board in the amount of $15,000 per year. Members of the Audit Committee receive an additional $10,000 per year. New directors receive an initial stock option grant of 70,000 shares of the Company’s common stock in connection with their initial election to the Board. The initial director options will vest with respect to 25% of the shares on the first anniversary of the date of the grant and, thereafter, at the rate of 2.0834% per month, until fully vested. Non-employee directors who are reelected at the Annual Shareholder Meeting each receive a stock option grant that vests over the one year term as director at the rate of 8.3334% per month from the date of the Annual Meeting until fully vested. The chairmen of the Audit Committee and the Compensation Committee each receive additional grant of 15,000 shares of the Company’s common stock with a similar one-year vesting provision.

During 2007, Allen Andersson was awarded a stock option grant of 70,000 shares of stock as a newly elected director with the four year vesting schedule described above. Also, during 2007, the chairmen of the Audit Committee and the Compensation Committee each received a stock option grant for 30,000 shares of the Company stock and all other non-employee directors that were reelected in June 2007 received grants of 15,000 shares of the Company’s common stock, which vest over their one year term. Directors are reimbursed for certain expenses in connection with attending Board and committee meetings.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 with respect to the shares of the Company’s common stock that may be issued under all of the Company’s existing equity compensation plans, including the 2004 Equity Incentive Plan and the 2000 Stock Option Plan.

Plan Category	(a) Number of Securities to Be Issued upon Exercise of Outstanding Options	(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(2)
Equity compensation plans approved by stockholders	3,890,936	$3.10	887,131	(1)(2)
Equity compensation plans not approved by stockholders	—	—	—

Total	3,890,936	$3.10	887,131

(1)	This figure represents shares of common stock remaining available for future issuance under the Company’s 2004 Equity Incentive Plan as of December 31, 2007.
(2)	The 2004 Equity Incentive Plan contains an “evergreen” provision that automatically increases on the first business day of each fiscal year beginning January 1, the lesser of an additional (i) 1,000,000 shares of the Company’s common stock, (ii) 2% of the outstanding shares of capital stock on such date, or (iii) an amount determined by the Board. None of the Company’s other plans has an “evergreen” provision. On December 19, 2007, the Board of Directors authorized an “evergreen” increase in the shares available for grant under the 2004 Plan in the amount of 790,970 shares. This increase, which was effective on January 1, 2008, represented 2% of the shares of the Company’s common stock outstanding on December 31, 2007.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding ownership of the Company’s common stock as of March 31, 2008 or earlier date for information based on filings with the SEC by (a) each person known to the Company to own more than 5% of the outstanding shares of its common stock, (b) each director of the Company, (c) the Company’s Chief Executive Officer and each other executive officer named in the compensation tables appearing earlier in this Form 10-K and (d) all directors and executive officers as a group. The information in this table is based solely on statements in filings with the SEC or other information the Company believes to be reliable. Percentage of ownership is based on 48,473,164 shares of common stock outstanding as of March 31, 2008. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to the shares. Shares of common stock subject to outstanding options and warrants exercisable within 60 days of March 31, 2008 are deemed outstanding for computing the percentage of ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of Shares Beneficially Owned
5% Stockholders
Paperboy Ventures, LLC(3)	12,024,405	24.8%
Sutter Hill Ventures and related entities(4)	8,462,400	17.5%
Entities affiliated with Alta Partners II, Inc.(5)	5,753,107	11.9%
Longitude Capital Management Co., LLP(6)	5,295,675	10.9%
Alan F. Schatzberg, M.D.(7)	2,738,749	5.7%
Directors and Named Executive Officers
Allen Andersson(8)	12,524,405	25.3%
G. Leonard Baker, Jr.(9)	5,752,616	11.7%
Alix Marduel(5)	5,753,107	11.7%
Joseph K. Belanoff(10)	3,035,037	6.2%
James N. Wilson(11)	2,817,231	5.8%
Joseph C. Cook, Jr.(12)	1,830,906	3.8%
David B. Singer(13)	792,417	1.6%
David L. Mahoney(14)	750,835	1.6%
Robert L. Roe(15)	530,793	1.1%
James A. Harper(16)	124,212	*
Anne M. LeDoux(17)	86,680	*

All directors and executive officers as a group (11 persons)(18)	33,998,239	65.6%

*	Less than 1% of Corcept’s outstanding common stock.

(1)	Unless otherwise indicated, the address of each of the named individuals is c/o Corcept Therapeutics, 149 Commonwealth Drive, Menlo Park, California 94025.

(2)	Beneficial ownership of shares is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power, or of which a person has the right to acquire ownership within 60 days after March 31, 2008. Except as otherwise noted, each person or entity has sole voting and investment power with respect to the shares shown.

(3)	Includes 10,965,270 shares held of record by Paperboy Ventures, LLC, and 1,059,135 shares that may be acquired by the entity within 60 days of March 31, 2008 pursuant to a warrant. The address of Paperboy Ventures LLC is 1875 K Street NW, Suite 700, Washington, DC 20006.

(4)	Consists of: (a) 3,768,231 shares held by Sutter Hill Ventures, A California Limited Partnership (Sutter Hill Ventures), and 346,559 shares that may be acquired by the entity within 60 days of March 31, 2008 pursuant to a warrant, (b) 29,273 shares held by Sutter Hill Entrepreneurs Fund (AI), L.P. (SHAI), (c) 74,113 shares held by Sutter Hill Entrepreneurs Fund (QP), L.P. (SHQP), (d) 2,486,343 shares held by individuals affiliated with Sutter Hill Ventures and entities affiliated with such individuals, and 223,441 shares that may be acquired by the individuals and entities within 60 days of March 31, 2008 pursuant to a warrant, (e) 205,439 shares of Common Stock owned by G. Leonard Baker, Jr., one of our directors, (f) 575,610 shares held by Mr. Baker, Trustee of The Baker Revocable Trust, and 167,696 shares that may be acquired by the Trust within 60 days of March 31, 2008 pursuant to a warrant, (g) 505,238 shares held by Saunders Holdings, L.P. of which Mr. Baker is a General Partner, and 52,957 shares that may be acquired by the entity within 60 days of March 31, 2008 pursuant to a warrant, and (h) 27,500 shares issuable within 60 days of March 31, 2008 pursuant to an option granted to Mr. Baker. Mr. Baker has shared voting and dispositive power with respect to the shares held by The Baker Revocable Trust and Saunders Holdings, L.P. Mr. Baker, Sutter Hill Ventures, SHAI and SHQP do not have any voting or dispositive power with respect to the shares held by individuals affiliated with Sutter Hill Ventures and entities affiliated with such individuals referenced under part (d) of this note. Mr. Baker shares voting and dispositive power with respect to the shares held by Sutter Hill Ventures, SHAI and SHQP with the following natural persons: David L. Anderson, William H. Younger, Jr., Tench Coxe, Gregory P. Sands, James C. Gaither, James N. White, Jeffrey W. Bird, David E. Sweet and Andrew T. Sheehan. As a result of the shared voting and dispositive powers referenced herein, Messrs. Baker, David L. Anderson, William H. Younger, Jr., Tench Coxe, Gregory P. Sands, James C. Gaither, James N. White, Jeffrey W. Bird, David E. Sweet and Andrew T. Sheehan may each be deemed to beneficially own the shares held by Sutter Hill Ventures, SHAI and SHQP. The address for Sutter Hill Ventures and affiliates is 755 Page Mill Road, SuiteA-200, Palo Alto, CA 94304.

(5)

Consists of: (a) 5,043,299 shares held of record by Alta BioPharma Partners II, L.P., and 522,960 shares that may be acquired by the entity within 60 days of March 31, 2008 pursuant to a warrant, (b) 166,491 shares held of record by Alta Embarcadero BioPharma Partners II, LLC, and 6,607 shares that may be acquired by the entity within 60 days of March 31, 2008 pursuant to a warrant, and (c) 13,750 shares issuable within 60 days of March 31, 2008 pursuant to an option granted to Alix Marduel, one of our directors. Dr. Marduel is a managing director of Alta BioPharma Management II, LLC (which is a general partner of Alta BioPharma Partners II, L.P.) and a manager of Alta Embarcadero BioPharma Partners II, LLC. Dr. Marduel disclaims beneficial ownership of all such shares held by all of the foregoing funds, except to the extent of her proportionate pecuniary interests therein. Alta Partners II, Inc. provides investment advisory services to several venture capital funds including Alta BioPharma Partners II, L.P. and Alta Embarcadero BioPharma Partners II, LLC. The managing directors of Alta BioPharma Partners II, L.P. and the managers of Alta Embarcadero BioPharma Partners II, LLC exercise sole voting and investment power with respect to shares owned by such funds. Certain principals of Alta Partners II, Inc. are managing directors of Alto BioPharma Management II, LLC (which is the general partner of Alta BioPharma Partners II, L.P.), and managers of Alta Embarcadero BioPharma Partners II, LLC. As managing directors and managers of such entities, they may be deemed to share voting and investment powers for the shares held by the funds. The principals of Alta Partners II, Inc. disclaim beneficial ownership of all such shares held by the foregoing funds, except to the extent of their proportionate pecuniary interests therein. The address of Alta Partners II, Inc. is One Embarcadero Center, Suite 3700, San Francisco, California 94111.

(6)	Includes 3,530,450 shares held of record by Longitude Capital Management Co., LLP, and 1,765,225 shares that may be acquired by the entity within 60 days of March 31, 2008 pursuant to a warrant. The address for Longitude Capital Management Co., LLP is 3000 Sandhill Road, Building 1, Suite 230, Menlo Park, California 94025.

(7)	Includes 300,000 shares held of record by Lindsey D. Schatzberg over which Dr. Schatzberg has voting control.

(8)	Includes all shares referred to in footnote (3) plus 500,000 shares held by Anderieck Holdings, LLC (“Anderieck”). Mr. Andersson is the founder and chairman of Paperboy and the sole member of both Paperboy and Anderieck. The address of Paperboy Ventures, LLC and Anderieck Holdings, LLC is 1875 K Street NW, Suite 700, Washington, DC 20006.

(9)	Includes all shares referenced in footnote (4) other than the 2,486,343 shares held by individuals affiliated with Sutter Hill Ventures and entities affiliated with such individuals, and 223,441 shares that may be acquired by the individuals and entities within 60 days of March 31, 2008 pursuant to a warrant, as referenced under part (d) of footnote (4.) Mr. Baker’s beneficial interest also includes: (a) 167,696 shares that may be acquired by Mr. Baker as Trustee of The Baker Revocable Trust within 60 days of March 31, 2008 pursuant to a warrant, (b) 52,957 shares that may be acquired by Saunders Holdings, L.P. of which Mr. Baker is a General Partner within 60 days of March 31, 2008 pursuant to a warrant, and (c) 27,500 shares issuable pursuant to an option exercisable within 60 days of March 31, 2008.

(10)	Includes 300,000 shares held as custodian for Edward G. Belanoff and 300,000 shares held as custodian for Julia E. Belanoff under the California Uniform Transfers to Minors Act over which Dr. Belanoff has voting control and 270,842 shares issuable pursuant to an option exercisable within 60 days of March 31, 2008.

(11)	Includes 2,071,017 shares held of record by the James N. Wilson and Pamela D. Wilson Trust and 666,060 shares held of record by the James and Pamela Wilson Family Partners, over all of which Mr. Wilson has voting control pursuant to voting agreements. Mr. Wilson disclaims beneficial ownership of such shares, except to the extent of his pecuniary interests in the entities holding such shares. Mr. Wilson’s beneficial interest also includes 17,652 shares that may be acquired by the James and Pamela Wilson Family Partners within 60 days of March 31, 2008 pursuant to a warrant, and 62,502 shares issuable pursuant to an option exercisable within 60 days of March 31, 2008.

(12)	Includes 995,238 shares held of record by Farview Management, Co. L.P., a Texas limited partnership, 176,522 shares held of record by the 2008 Cook Grantor Retained Annuity Trust, and 88,261 shares that may be acquired by the Trust within 60 days of March 31, 2008 pursuant to a warrant, and 86,285 shares issuable pursuant to options exercisable within 60 days of March 31, 2008.

(13)	Includes 13,750 shares issuable pursuant to an option exercisable within 60 days of March 31, 2008, 50,166 shares held of record by the Singer-Kapp Family 2000 Trust FBO Kapp S. Singer, 10,166 shares held of record by the Singer-Kapp Family 2000 Trust FBO Elliot Byrd Singer and 6,666 shares held of record by the Singer-Kapp Family 2000 Trust FBO Emma B. Singer. The address of David Singer is One Market Street, Spear Street Tower, Suite 3710, San Francisco, CA 94105.

(14)	Includes 636,547 shares held of record by the David L. Mahoney and Winnifred C. Ellis 1998 Family Trust, and 35,304 shares that may be acquired by the Trust within 60 days of March 31, 2008 pursuant to a warrant, and 78,984 shares issuable pursuant to options exercisable within 60 days of March 31, 2008.

(15)	Includes 381,903 shares issuable pursuant to options exercisable within 60 days of March 31, 2008.

(16)	Includes 56,812 shares issuable pursuant to options exercisable within 60 days of March 31, 2008.

(17)	Includes 86,680 shares issuable pursuant to options exercisable within 60 days of March 31, 2008.

(18)	Total number of shares includes common stock held by entities affiliated with directors and executive officers. See footnotes 1 through 5 and 8 through 17 above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On March 30, 2007, we sold an aggregate of 9,000,000 shares of our common stock, par value $0.001, at a price of $1.00 per share to certain investors pursuant to a Common Stock Purchase Agreement dated that same date (the “March 2007 Financing”.) The aggregate consideration received by the Company was $9,000,000. The investors included Paperboy Ventures, LLC, Sutter Hill Ventures and Alta Partners, LLP, all venture capital firms that are currently significant shareholders of the Company. Paperboy Ventures, LLC purchased 4,250,000 shares, Sutter Hill Ventures and related entities and affiliates purchased a total of 1,332,430 shares and entities affiliated with Alta Partners, LLP purchased a total of 1,500,000 shares. The investors also included G. Leonard Baker, Jr., Joseph C. Cook, Jr., James A. Harper, David L. Mahoney, Alan F. Schatzberg, M.D. and James N. Wilson, who are members of our board of directors. Entities affiliated with Mr. Baker, a partner at Sutter Hill Ventures, purchased a total of 154,306 shares (as part of the Sutter Hill Ventures purchase noted above), Mr. Cook and a related entity purchased a total of 600,000 shares, Mr. Harper purchased 50,000 shares, an entity affiliated with Mr. Mahoney purchased 200,000 shares and Mr. Wilson and a related entity purchased a total of 360,000 shares in the March 2007 Financing. This financing also included the purchase of 707,570 shares by other qualified investors.

On August 16, 2007, we agreed to sell an aggregate of 4,790,473 shares of common stock, par value $0.001, at a price of $2.10 per share to certain investors pursuant to a Common Stock Purchase Agreement dated that same date (the “August / September 2007 Financing”), for aggregate proceeds of approximately $10.1 million. We completed the initial closing of the August / September 2007 Financing on August 17, 2007, selling 3,599,997 shares of common stock, par value $0.001, at the purchase price of $2.10 per share for gross proceeds of $7.6 million. On September 24, 2007, after receiving approval at a special meeting of stockholders, we completed the second closing under the agreement selling an additional 1,190,476 shares of common stock, par value $0.001, at the purchase price of $2.10 per share to Paperboy Ventures LLC for additional proceeds of $2.5 million.

The Purchasers in the August / September 2007 Financing included Paperboy Ventures, LLC, Sutter Hill Ventures and Alta Partners, LLP, all venture capital firms that are currently significant shareholders of the Company. Paperboy Ventures, LLC purchased a total of 2,142,856 shares. In connection with the August/September Financing, we obtained shareholder approval under Nasdaq rule 4350 of the issuance to shares to Paperboy Ventures, LLC in an amount which caused their total ownership to exceed 20% of our outstanding voting stock. Sutter Hill Ventures and related entities and affiliates purchased a total of 379,400 shares and entities affiliated with Alta Partners, LLP purchased a total of 952,381 shares. The Purchasers also included various entities affiliated with G. Leonard Baker, Jr., Joseph C. Cook, Jr., David L. Mahoney and James N. Wilson, who are members of the Company’s board of directors, and other qualified investors. Allen Andersson, a member of the Company’s board of directors, is the chairman of Paperboy Ventures. Mr. Baker is a partner and managing director of Sutter Hill Ventures. Alix Marduel, M.D., a member of the Company’s board of directors, is a managing director of Alta Partners. Entities related to Mr. Baker, a partner at Sutter Hill Ventures, purchased 142,857 shares (which are included as part of the Sutter Hill Ventures purchase noted above), an entity related to Mr. Cook purchased 595,238 shares, an entity related to Mr. Mahoney purchased 95,238 shares and an entity related to Mr. Wilson purchased 47,619 shares in the August / September 2007 Financing. This financing also included the purchase of 577,741 shares by other qualified investors.

On March 25, 2008, we agreed to sell an aggregate of 8,923,210 shares of our common stock, par value $0.001 per share, in a private placement at a price of $2.77 per share and warrants to purchase an additional 4,461,062 shares of our common stock at a price of $0.125 per warrant to certain investors pursuant to a Securities Purchase Agreement executed on March 14, 2008. The warrants have a seven year term and an exercise price of $2.77 per share. The aggregate consideration to the Company was approximately $25 million in net proceeds, after deducting costs of issuance.

The Purchasers in this transaction were led by Longitude Capital Management Co., LLP. Other investors participating in the offering include Paperboy Ventures LLC, Sutter Hill Ventures and Alta Partners, LLP, venture capital firms that are all significant shareholders in Corcept, as well as various entities and individuals related to these firms. The Purchasers also included various entities affiliated with G. Leonard Baker, Jr., Joseph C. Cook, Jr., David L. Mahoney and James N. Wilson, who are members of the Company’s board of directors, and other qualified investors. Allen Andersson, a member of the Company’s board of directors, is the chairman of Paperboy Ventures. Mr. Baker is a partner and managing director of Sutter Hill Ventures. Alix Marduel, M.D., a member of the Company’s board of directors, is a managing director of Alta Partners.

Longitude Capital Management Co., LLP, purchased 3,530,450 shares, Paperboy Ventures, LLC purchased 2,118,270 shares, Sutter Hill Ventures and related entities and affiliates purchased a total of 1,581,311 shares and entities affiliated with Alta Partners, LLP purchased a total of 1,059,135 shares. Entities related to Mr. Baker, a partner at Sutter Hill Ventures, purchased 441,307 shares (which are included as part of the Sutter Hill Ventures purchase noted above), an entity related to Mr. Cook purchased 176,522 shares, an entity related to Mr. Mahoney purchased 70,609 shares and an entity related to Mr. Wilson purchased 35,304 shares in the March 2008 Financing. This financing also included the purchase of 351,609 shares by other qualified investors.

Pursuant to a consulting agreement with the Company, Dr. Alan Schatzberg received compensation of $33,750 for his services as Chair of the Company’s Scientific Advisory Board in 2006. The Company terminated this agreement with Dr. Schatzberg in October 2006.

The Company has entered into an agreement with Robert L. Roe, M.D., the Company’s President, dated October 18, 2001. Pursuant to such letter agreement, Dr. Roe received an option to purchase 250,000 shares of the Company’s common stock with an exercise price of $0.75 per share and a loan in the amount of $187,250, subject to interest rate of 6.5% and evidenced by a full-recourse promissory note to the Company to finance the exercise of the option. Shares purchased by Dr. Roe pursuant to the option are subject to a right of repurchase in favor of the Company, which lapsed over five years, ending in October 2006. Through December 2007, Dr. Roe had repaid $99,705 of the principal of the loan plus accrued interest, leaving a total remaining balance of $87,545 plus accrued interest in the amount of $32,215 for a total combined balance of $119,760.

On July 24, 2007, the Company entered into Severance and Change in Control Agreements with each of its executive officers: Joseph K. Belanoff, M.D., Chief Executive Officer; Robert L. Roe, M.D., President; and Anne M. LeDoux, Chief Accounting Officer. The terms of the agreements are identical. The agreements provide that, if employment is terminated without cause or for good reason regardless of whether it is in connection with a change in control, the executive will be eligible for 12 months of his or her then current base salary and continued health insurance coverage for this same period. In addition, the agreements provide for the full vesting of all outstanding equity awards in the event the executive’s employment is terminated without cause or for good reason within 18 months following a change in control. The agreement with Dr. Roe supersedes his prior agreement with the Company. The other officers did not have prior employment or severance agreements.

On July 24, 2007, the Company also entered into a Severance and Change in Control Agreement with James N. Wilson, Chairman of the Board of Directors. The agreement with Mr. Wilson provides that if his employment or service on the Board terminates involuntarily without cause or good reason within eighteen months of a change in control all of his outstanding equity awards shall become fully vested. Mr. Wilson did not have a prior severance agreement.

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

The Board has determined that the following directors are “independent” under current NASDAQ rules:

Allen Andersson

G. Leonard Baker, Jr.

Joseph C. Cook, Jr.

James A. Harper

David L. Mahoney

Alix Marduel, M.D.

David B. Singer

See “Director Compensation” for a discussion of the Company’s director compensation policy.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services totaled approximately $331,000 in 2007 and $217,000 in 2006, including fees for professional services provided in connection with the annual audit of the Company’s financial statements and review of the Company’s quarterly financial statement and audit services provided in connection with other statutory or regulatory filings.

Audit- Related Fees, Tax Fees, and All Other Fees

There were no fees paid to our principal accounting firm during 2007 or 2006 for any of these services.

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

PART IV

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

(A)	EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(5)	Amended and Restated Bylaws

4.1(1)	Specimen Common Stock Certificate

4.2(1)	Amended and Restated Information and Registration Rights Agreement by and among Corcept Therapeutics Incorporated and certain holders of preferred stock, dated as of May 8, 2001

4.3(1)	Amendment No. 1 to Amended and Restated Information and Registration Rights Agreement by and among Corcept Therapeutics Incorporated and certain holders of preferred stock, dated as of March 16, 2004

4.4	Form of Warrant issued in connection with the Securities Purchase Agreement by and among Corcept Therapeutics Incorporated and the purchasers named therein, dated March 14, 2008

4.5	Warrant, dated March 25, 2008, issued to Kingsbridge Capital Limited.

10.1*(1)	2000 Stock Option Plan

10.2*(1)	Employment offer letter to Robert L. Roe, M.D., dated October 18, 2001

10.3*(1)	Employment offer letter to Fred Kurland, dated February 3, 2004

10.4*(1)	Promissory Note and Pledge Agreement by and between Corcept Therapeutics Incorporated and Robert L. Roe, M.D., dated as of October 22, 2001

10.5(1)	Form of Indemnification Agreement

10.6#(1)	License Agreement by and between The Board of Trustees of the Leland Stanford Junior University and Corcept Therapeutics Incorporated, dated as of July 1, 1999

10.7(1)	Research Agreement/cGMP Manufacturing, by and between Corcept Therapeutics Incorporated and KP Pharmaceutical Technology, Inc., dated as of February 12, 2002

10.8(1)	Master Clinical Development Agreement by and between Corcept Therapeutics Incorporated and Scirex Corporation, dated as of July 12, 2001

10.9#(1)	Memorandum of Understanding, Supply and Services Agreement, by and between Corcept Therapeutics Incorporated and ScinoPharm Taiwan, dated as of June 12, 2000

10.10(1)*	Consulting, Confidential Information and Inventions Agreement by and between Corcept Therapeutics Incorporated and Alan Schatzberg M.D., dated as of May 31, 1999

10.11(1)*	2004 Equity Incentive Plan

10.12(1)	Master Services Agreement by and between Corcept Therapeutics Incorporated and PPD Development, LP, dated as of January 17, 2003

10.13(2)	Master Services Agreement by and between Corcept Therapeutics Incorporated and i3 Research, a division of Ingenix Pharmaceuticals Services (UK) Limited, dated as of November 2, 2004

10.14(3)	Office Lease Agreement by and between Corcept Therapeutics Inc., and Exponent Realty, LLC, dated May 23, 2005

10.15##(6)	Manufacturing Agreement with Produits Chimgues Auxiliaries et de Synthese SA, dated November 8, 2006

10.16(4)	Common Stock Purchase Agreement by and among Corcept Therapeutics Incorporated and each of the Purchasers listed on Exhibit A thereto, dated November 14, 2006

Exhibit Number	Description of Document

10.17(7)	Common Stock Purchase Agreement by and among Corcept Therapeutics Incorporated and each of those persons and entities listed on the Schedule of Purchasers thereto, dated as of March 30, 2007

10.18(8)	Severance and Change in Control Agreement by and between Corcept Therapeutics, Inc., and Joseph K. Belanoff, M. D., dated July 24, 2007

10.19(8)	Severance and Change in Control Agreement by and between Corcept Therapeutics, Inc., and Robert L. Roe, M. D., dated July 24, 2007

10.20(8)	Severance and Change in Control Agreement by and between Corcept Therapeutics, Inc., and Anne M. Ledoux, dated July 24, 2007

10.21(8)	Severance and Change in Control Agreement by and between Corcept Therapeutics, Inc., and James N. Wilson, dated July 24, 2007

10.22(9)	Common Stock Purchase Agreement by and among Corcept Therapeutics Incorporated and each of the Purchasers listed on Exhibit A thereto, dated August 16, 2007

10.23(10)	Form of Indemnification Agreement for directors and officers approved by the Board of Directors on September 24, 2007.

10.24	Securities Purchase Agreement by and among Corcept Therapeutics Incorporated and the purchasers named therein, dated March 14, 2008.

10.25	Registration Rights Agreement by and among Corcept Therapeutics Incorporated and the investors signatory thereto, dated March 14, 2008.

10.26	Common Stock Purchase Agreement, by and between Kingsbridge Capital Limited and Corcept Therapeutics Incorporated dated as of March 25, 2008

10.27	Registration Rights Agreement by and between Corcept Therapeutics Incorporated and Kingsbridge Capital Limited, dated as of March 25, 2008

14.1(1)	Code of Ethics

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (See page 81)

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Anne LeDoux

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Anne LeDoux

#	Confidential treatment granted
##	Confidential treatment requested
*	Management compensatory plan
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) initially filed by the registrant with the SEC on February 10, 2004.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed by the registrant with the SEC on March 29, 2005.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed by the registrant with the SEC on August 11, 2005.
(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed by the registrant with the SEC on November 14, 2006.
(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed by the registrant with the SEC on September 27, 2007.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed by the registrant with the SEC on April 2, 2007.
(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed by the registrant with the SEC on April 3, 2007.
(8)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, which was filed by the registrant with the SEC on August 14, 2007.
(9)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed by the registrant with the SEC on August 21, 2007.
(10)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, which was filed by the registrant with the SEC on November 14, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Menlo Park, State of California, on the 31st day of March, 2008.

CORCEPT THERAPEUTICS INCORPORATED

By:	/S/ JOSEPH K. BELANOFF
Joseph K. Belanoff, M.D., Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Joseph K. Belanoff and Anne M. LeDoux, and each of them acting individually, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JOSEPH K. BELANOFF Joseph K. Belanoff, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2008

/S/ ANNE M. LEDOUX Anne M. LeDoux	Vice President, Controller (Principal Financial and Accounting Officer)	March 31, 2008

/S/ JAMES N. WILSON James N. Wilson	Director and Chairman of the Board of Directors	March 31, 2008

/S/ ALLEN ANDERSSON Allen Andersson	Director	March 31, 2008

/S/ G. LEONARD BAKER, JR. G. Leonard Baker, Jr.	Director	March 31, 2008

/S/ JOSEPH C. COOK, JR. Joseph C. Cook, Jr.	Director	March 31, 2008

/S/ JAMES A. HARPER James A. Harper	Director	March 31, 2008

/S/ DAVID L. MAHONEY David L. Mahoney	Director	March 31, 2008

/S/ ALIX MARDUEL Alix Marduel, M. D.	Director	March 31, 2008

/S/ DAVID B. SINGER David B. Singer	Director	March 31, 2008

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Corcept Therapeutics Incorporated

We have audited the accompanying balance sheets of Corcept Therapeutics Incorporated (a development stage company) as of December 31, 2007 and 2006, and the related statements of operations, convertible preferred stock and stockholders’ equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2007, and for the period from inception (May 13, 1998) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corcept Therapeutics Incorporated (a development stage company) at December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 and for the period from inception (May 13, 1998) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 2006 Corcept Therapeutics Incorporated changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

/s/ Ernst & Young LLP

Palo Alto, California

March 28, 2008

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$11,433	$8,906
Short-term investments	5,933	550
Prepaid expenses and other current assets	290	343

Total current assets	17,656	9,799
Property and equipment, net of accumulated depreciation	25	38
Other assets	63	65

Total assets	$17,744	$9,902

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,115	$916
Accrued clinical expenses	879	2,224
Accrued compensation	637	138
Obligations under capital lease, short-term	13	13
Other liabilities	350	222

Total current liabilities	2,994	3,513
Obligations under capital lease, long-term	16	29

Total liabilities	3,010	3,542
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares outstanding at December 31, 2007 or 2006	—	—
Common stock, $0.001 par value; 140,000 shares authorized and 39,548 and 25,732 shares issued and outstanding at December 31, 2007 and 2006, respectively	40	26
Additional paid-in capital	124,822	105,125
Notes receivable from stockholders	(107)	(125)
Deferred compensation	(13)	(228)
Deficit accumulated during the development stage	(110,011)	(98,438)
Accumulated other comprehensive gain	3	—

Total stockholders’ equity	14,734	6,360

Total liabilities and stockholders’ equity	$17,744	$9,902

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,			Period from inception (May 13, 1998) to December 31, 2007
	2007	2006	2005
Collaboration revenue	$482	$294	$—	$776

Operating expenses:
Research and development*	7,860	20,834	17,074	85,657
General and administrative*	4,867	5,042	4,084	29,140

Total operating expenses	12,727	25,876	21,158	114,797

Loss from operations	(12,245)	(25,582)	(21,158)	(114,021)
Interest and other income, net	688	719	1,117	4,282
Other expense	(16)	(10)	(52)	(272)

Net loss	$(11,573)	$(24,873)	$(20,093)	$(110,011)

Basic and diluted net loss per share	$(0.34)	$(1.09)	$(0.89)

Shares used in computing basic and diluted net loss per share	34,251	22,841	22,608

* Includes non-cash stock-based compensation (recovery) of the following:

Research and development	$213	$535	$(26)	$4,744
General and administrative	846	1,013	799	6,650

Total non-cash stock-based compensation	$1,059	$1,548	$773	$11,394

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)

(in thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Notes Receivable from Stockholders	Deferred Compensation	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity (Net Capital Deficiency)
	Shares	Amount	Shares	Amount
Balance at inception (May 13, 1998)	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock to directors for cash in June and July 1998	—	—	7,500	8	(5)	—	—	—	—	3
Issuance of common stock to a director for cash in May 1999	—	—	1,771	2	63	—	—	—	—	65
Issuance of common stock to Stanford and directors in conjunction with a license agreement in October 1999	—	—	30	—	1	—	—	—	—	1
Issuance of Series A convertible preferred stock to institutional and individual investors at $1.08 per share for cash and conversion of notes payable, net of issuance costs of $34 in May 1999	608	623	—	—	—	—	—	—	—	—
Common stock issued to attorneys and consultants in exchange for services in May 1999	—	—	49	—	2	—	—	—	—	2
Issuance of common stock upon option exercise	—	—	60	—	—	—	—	—	—	—
Repurchase of common stock held by director in March 1999	—	—	(750)	(1)	—	—	—	—	—	(1)
Deferred compensation related to options granted to non-employees	—	—	—	—	65	—	(65)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	7	—	—	7
Net loss from inception to December 31, 1999	—	—	—	—	—	—	—	(321)	—	(321)

Balance at December 31, 1999	608	623	8,660	9	126	—	(58)	(321)	—	(244)
Issuance of Series B convertible preferred stock to institutional and individual investors at $3.00 per share for cash, net of issuance costs of $19 in January 2000	400	1,180	—	—	—	—	—	—	—	—
Deferred compensation related to options granted to an employee and non-employees	—	—	—	—	248	—	(248)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	91	—	—	91
Net loss	—	—	—	—	—	—	—	(1,846)	—	(1,846)

Balance at December 31, 2000	1,008	1,803	8,660	9	374	—	(215)	(2,167)	—	(1,999)
Issuance of Series B convertible preferred stock to consultants in exchange for services in January and April 2001	12	205	—	—	—	—	—	—	—	—
Issuance of Series BB convertible preferred stock to institutional and individual investors at $4.033 per share upon conversion of promissory notes in May 2001	268	1,081	—	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock to institutional and individual investors at $7.066 per share for cash, net of issuance costs of approximately $95 in May and June 2001	3,807	26,805	—	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock to consultants in exchange for services in October 2001	1	20	—	—	—	—	—	—	—	—
Issuance of common stock to a consultant for cash below fair value in April 2001	—	—	50	—	50		—	—	—	50
Issuance of common stock upon option exercises	—	—	768	—	438	(438)	—	—	—	—
Issuance of common stock in conjunction with a license agreement	—	—	1	—	15	—	—	—	—	15
Deferred compensation related to options granted to employees and non-employees	—	—	—	—	10,226	—	(10,226)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	1,849	—	—	1,849
Net loss	—	—	—	—	—	—	—	(7,454)	—	(7,454)

Balance at December 31, 2001 (carried forward)	5,096	29,914	9,479	9	11,103	(438)	(8,592)	(9,621)	—	(7,539)

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY), (Continued)

(in thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Notes Receivable from Stockholders	Deferred Compensation	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity (Net Capital Deficiency)
	Shares	Amount	Shares	Amount
Balance at December 31, 2001 (brought forward)	5,096	$29,914	9,479	$9	$11,103	$(438)	$(8,592)	$(9,621)	$—	$(7,539)
Issuance of Series C convertible preferred stock to institutional and individual investors at $7.066 per share for cash, net of issuance costs of approximately $19 in December 2002	1,673	11,802	—	—	—	—	—	—	—	—
Issuance of common stock upon option exercises	—	—	62	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	4,085	—	—	4,085
Reduction of deferred compensation related to the unamortized portion of deferred stock compensation related to a terminated employee	—	—	—	—	(239)	—	239	—	—	—
Reversal of previously expensed deferred compensation related to a terminated employee based on the straight line method	—	—	—	—	(50)	—	—	—	—	(50)
Stock-based compensation related to lapsing repurchase right of stock held by a non-employee					68					68
Net loss	—	—	—	—	—	—	—	(18,504)	—	(18,504)

Balance at December 31, 2002	6,769	41,716	9,541	9	10,882	(438)	(4,268)	(28,125)	—	(21,940)
Deferred compensation related to options granted to employees and non-employees	—	—	—	—	1,159	—	(1,159)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	1,559	—	—	1,559
Reduction of deferred compensation related to the unamortized portion of deferred stock compensation related to terminated employees	—	—	—	—	(1,588)	—	1,588	—	—	—
Reversal of previously expensed deferred compensation related to terminated employees	—	—	—	—	(1,384)	—	—	—	—	(1,384)
Repurchase of common stock and reduction of note payable upon termination of employees	—	—	(206)	—	(155)	155	—	—	—	—
Repayment of note receivable from stockholder	—	—	—	—	—	37	—	—	—	37
Stock-based compensation related to lapsing repurchase right of stock held by a non-employee					68					68
Net loss	—	—	—	—	—	—	—	(9,812)	—	(9,812)
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	(1)	(1)

Total comprehensive loss										(9,813)

Balance at December 31, 2003 (carried forward)	6,769	41,716	9,335	9	8,982	(246)	(2,280)	(37,937)	(1)	(31,473)

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY), (Continued)

(in thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Notes Receivable from Stockholders	Deferred Compensation	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity (Net Capital Deficiency)
	Shares	Amount	Shares	Amount
Balance at December 31, 2003 (brought forward)	6,769	$41,716	9,335	$9	$8,982	$(246)	$(2,280)	$(37,937)	$(1)	$(31,473)
Sale of Shares in IPO at $12.00 per share for cash, net of issuance costs of approximately $4,974	—	—	4,500	5	49,020	—	—	—	—	49,025
Conversion of preferred shares in IPO	(6,769)	(41,716)	8,807	9	41,707	—	—	—	—	41,716
Conversion of note payable	—	—	45	—	534	—	—	—	—	534
Issuance of common stock upon option exercises	—	—	7	—	1	—	—	—	—	1
Deferred compensation related to options granted to employees and non-employees	—	—	—	—	1,447	—	(1,447)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	1,854	—	—	1,854
Reduction of deferred compensation related to the unamortized portion of deferred stock compensation related to terminated employees and consultants	—	—	—	—	(155)	—	155	—	—	—
Reversal of previously expensed deferred compensation related to terminated or converted to consultant employees	—	—	—	—	(243)	—	—	—	—	(243)
Repayment of note receivable from stockholder	—	—	—	—	—	62	—	—	—	62
Stock-based compensation related to lapsing repurchase right of stock held by a non-employee					68					68
Net loss	—	—	—	—	—	—	—	(15,535)	—	(15,535)
Change in unrealized loss on investments	—	—	—	—	—	—	—	—	(61)	(61)

Total comprehensive loss										(15,596)

Balance at December 31, 2004	—	—	22,694	23	101,361	(184)	(1,718)	(53,472)	(62)	45,948
Issuance of common stock upon option exercise for cash in June 2005 at a price of $0.10 per share	—	—	9	—	1	—	—	—	—	1
Deferred compensation related to options granted to employees and non-employees	—	—	—	—	(94)	—	94	—	—	—
Amortization of deferred compensation	—	—	—	—	35	—	912	—	—	947
Reduction of deferred compensation related to the unamortized portion of deferred stock compensation related to unvested shares at termination of employees	—	—	—	—	(109)	—	109	—	—	—
Reversal of previously expensed deferred compensation related to employees terminated or converted to consultant	—	—	—	—	(250)	—	—	—	—	(250)
Repayment of note receivable from stockholder	—	—	—	—	—	16	—	—	—	16
Stock-based compensation related to lapsing repurchase right of stock held by a non-employee	—	—	—	—	68	—	—	—	—	68
Issuance of common stock for services	—	—	1	—	2	—	—	—	—	2
Net loss	—	—	—	—	—	—	—	(20,093)	—	(20,093)
Change in unrealized loss on investments	—	—	—	—	—	—	—	—	(46)	(46)

Total comprehensive loss										(20,139)

Balance at December 31, 2005 (carried forward)	—	—	22,704	23	101,014	(168)	(603)	(73,565)	(108)	26,593

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY), (Continued)

(in thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Notes Receivable from Stockholders	Deferred Compensation	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity (Net Capital Deficiency)
	Shares	Amount	Shares	Amount
Balance at December 31, 2005 (brought forward)	—	$—	22,704	$23	$101,014	$(168)	$(603)	$(73,565)	$(108)	$26,593
Sale of common stock in December 2006 at $1.00 per share for cash, net of issuance costs of approximately $83	—	—	3,000	3	2,914	—	—	—	—	2,917
Issuance of common stock upon option exercises at various times for cash at weighted-average exercise price of $0.73 per share	—	—	26	—	19	—	—	—	—	19
Issuance of common stock at various times for services in lieu of cash compensation at an average value of $4.93 per share	—	—	2	—	12	—	—	—	—	12
Amortization of deferred compensation related to options granted to employees prior to the IPO	—	—	—	—	—	—	375	—	—	375
Stock-based compensation under SFAS 123R related to employee options granted after the IPO	—	—	—	—	1,118	—	—	—	—	1,118
Stock-based compensation related to options to consultants at various times at prices ranging from $0.10 to $10.06	—	—	—	—	75	—	—	—	—	75
Reversal of previously expensed compensation related to employees terminated or converted to consultant	—	—	—	—	(50)	—	—	—	—	(50)
Repayments of notes receivable from stockholders in October and December of 2006	—	—	—	—	—	43	—	—	—	43
Stock-based compensation related to lapsing repurchase right of stock held by a non-employee					23					23
Net loss	—	—	—	—	—	—	—	(24,873)	—	(24,873)
Change in unrealized loss on investments	—	—	—	—	—	—	—	—	108	108

Total comprehensive loss										(24,765)

Balance at December 31, 2006 (carried forward)	—	—	25,732	26	105,125	(125)	(228)	(98,438)	—	6,360

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY), (Continued)

(in thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Notes Receivable from Stockholders	Deferred Compensation	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity (Net Capital Deficiency)
	Shares	Amount	Shares	Amount
Balance at December 31, 2006 (brought forward)	—	$—	25,732	$26	$105,125	$(125)	$(228)	$(98,438)	$—	$6,360
Sale of common stock in March 2007 at $1.00 per share for cash, net of issuance costs of approximately $151	—	—	9,000	9	8,840	—	—	—	—	8,849
Sale of common stock in August & September 2007 at $2.10 per share for cash, net of issuance costs of approximately $64	—	—	4,790	5	9,991	—	—	—	—	9,996
Issuance of common stock upon option exercises at various times for cash at weighted-average exercise price of $0.79 per share	—	—	26	—	21	—	—	—	—	21
Amortization of deferred compensation related to options granted to employees prior to the IPO	—	—	—	—	—	—	96	—	—	96
Stock-based compensation under SFAS 123R related to employee options granted after the IPO	—	—	—	—	1,334	—	—	—	—	1,334
Stock-based compensation related to options to consultants at various times at prices ranging from $0.10 to $10.06	—	—	—	—	48	—	—	—	—	48
Reduction of deferred compensation related to the unamortized portion of deferred stock compensation related to unvested shares at termination of employees	—	—	—	—	(119)	—	119	—	—	—
Reversal of previously expensed compensation related to employees terminated	—	—	—	—	(418)	—	—	—	—	(418)
Repayments of notes receivable from stockholders in March and October 2007	—	—	—	—	—	18	—	—	—	18
Net loss	—	—	—	—	—	—	—	(11,573)	—	(11,573)
Change in unrealized gain on investments	—	—	—	—	—	—	—	—	3	3

Net comprehensive loss										(11,570)

Balance at December 31, 2007	—	$—	39,548	$40	$124,822	$(107)	$(13)	$(110,011)	$3	$14,734

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,			Period from inception (May 1, 1998) to December 31, 2007
	2007	2006	2005
Operating activities
Net loss	$(11,573)	$(24,873)	$(20,093)	$(110,011)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization of property and equipment	13	14	7	88
Stock-based compensation, net of recoveries	1,060	1,518	697	11,040
Expense related to stock issued for services	—	12	2	60
Expense related to stock issued in conjunction with license agreement	—	—	—	15
Expense related to stock issued below fair value	—	23	68	522
Interest accrued on convertible promissory notes	—	—	—	104
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	53	82	413	(290)
Other assets	2	(5)	(13)	(63)
Accounts payable	199	367	(1)	1,115
Accrued clinical	(1,345)	(297)	1,866	879
Other liabilities	627	(79)	(180)	987

Net cash used in operating activities	(10,964)	(23,238)	(17,234)	(95,554)

Investing activities
Purchases of property and equipment	—	—	—	(54)
Purchases of short-term and long-term investments	(6,380)	(1,315)	(25,863)	(114,726)
Maturities of short-term investments	1,000	26,676	40,971	108,796

Net cash provided by (used in) investing activities	(5,380)	25,361	15,108	(5,984)

Financing activities
Proceeds from issuance of common stock, net of cash paid for issuance costs	18,866	2,936	1	70,903
Proceeds from issuance of convertible note payable	—	—	—	463
Proceeds from convertible promissory notes	—	—	—	1,080
Proceeds from repayment of stockholder notes	18	43	16	177
Principal payments of obligations under capital leases	(13)	(12)	(5)	(30)
Proceeds from issuance of convertible preferred stock, net of cash paid for issuance costs	—	—	—	40,378

Net cash provided by financing activities	18,871	2,967	12	112,971

Net increase (decrease) in cash and cash equivalents	2,527	5,090	(2,114)	11,433
Cash and cash equivalents at beginning of period	8,906	3,816	5,930	—

Cash and cash equivalents at end of period	$11,433	$8,906	$3,816	$11,433

Supplemental disclosure of cash flow information
Interest paid	$3	$4	$2	$9

Supplemental disclosure of non-cash financing activities
Conversion of convertible promissory notes and accrued interest
—to convertible preferred stock	$—	$—	$—	$1,111

—to common stock	$—	$—	$—	$534

Purchase of equipment under capital leases	$—	$—	$59	$59

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

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue for at least the next several years. The Company plans to continue to finance its operations through the sale of its equity and debt securities. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent upon successful execution of its financing strategy. See footnote 13—Subsequent Events for additional information regarding financing transactions closed in March 2008.

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

Revenue Recognition

Collaboration revenue relates to services rendered in connection with an agreement signed in October 2005 with Eli Lilly and Company (“Lilly”) in which Lilly agreed to support the Company’s proof-of-concept clinical study evaluating the ability of CORLUX, a GR-II antagonist, to mitigate weight gain associated with the use of olanzapine. Under the agreement, Lilly agreed to supply olanzapine and pay for the budgeted costs of the study. Under the agreement, the Company was required to perform specified development activities and the fee paid to it by Lilly was based on the costs associated with the conduct of that trial and the preparation and packaging of clinical trial materials. Revenue was recognized as services were rendered in accordance with the agreement.

Research and Development

Research and development expenses consist of costs incurred for Company-sponsored research and development activities. These costs include direct expenses (including nonrefundable payments to third parties) and research-related overhead expenses, as well as the cost of funding clinical trials, pre-clinical studies,

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

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

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertain tax positions as described in SFAS 109, and requires a company to recognize, in its financial statements, the impact of a tax position only if that position is “more likely than not” of being sustained on an audit basis solely on the technical merit of the position. In addition, FIN 48 requires qualitative and quantitative disclosures including a discussion of reasonably possible changes that might occur in the recognized tax benefits over the next twelve months as well as a roll-forward of all unrecognized tax benefits. As a result of the implementation of FIN 48, the Company did not recognize any adjustment to the liability for uncertain tax positions or to its deferred tax assets for unrecognized tax benefits, all of which are currently offset by a full valuation allowance. Therefore, there was no adjustment to the beginning balance of accumulated deficit in 2007.

No amounts have been recognized as interest or penalties on income tax related matters. The determination of an accounting policy as to the classification of such costs has been deferred until such time as any such costs are incurred.

All tax years from inception remain open to examination by the Internal Revenue Service and the California Franchise Tax Board until such time as the net operating losses and research credits are either fully utilized or expire.

Credit Risks and Concentrations

The Company’s concentration of credit risk consists of cash, cash equivalents, and short-term investments. The Company is exposed to credit risk in the event of default by the financial institutions holding the cash, cash equivalents, and short-term investments to the extent of the amount recorded on the balance sheets. This risk is mitigated by investing in securities with high credit ratings from the major rating services and by limiting the amount of investment in any one issuer. As of December 31, 2007, the Company had no investments in mortgage-backed securities or auction rate securities.

The Company also has a concentration of risk in regard to the manufacture of its product. As of December 31, 2007, the Company has a single source supplier for its tablet manufacture. If this supplier is unable to prepare the CORLUX tablets in the quantities and time frame required, the Company may not be able to manufacture its product in a timely manner.

Segment Reporting

The Company has adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which requires companies to report selected information about operating segments, as well as

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

enterprise wide disclosures about products, services, geographical areas, and major customers. Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, which is involved in the development of pharmaceutical products.

Cash, Cash Equivalents and Short-term Investments

The Company invests its excess cash in bank deposits, money market accounts, corporate debt securities, and obligations of the U.S. government and U.S. government sponsored entities. The Company considers all highly liquid investments purchased with maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost, and primarily consist of money market funds maintained at major U.S. financial institutions and commercial paper issued by major corporations with maturities of less than 90 days from date of purchase.

All short-term investments, which primarily represent marketable debt securities, have been classified as “available-for-sale.” Short-term investments includes debt securities with maturities of one year or less from the balance sheet dates. Debt securities with maturities of greater than 12 months from the balance sheet dates are classified as long-term investments. Purchased premiums or discounts on debt securities are amortized to interest income through the stated maturities of the debt securities. The differences between amortized cost and fair values of the debt securities are recorded as a component of accumulated other comprehensive loss. Management determines the appropriate classification of its investments in debt securities at the time of purchase and evaluates such designation as of each balance sheet date. Unrealized gains and losses are included in accumulated other comprehensive loss and reported as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other expenses. The cost of securities sold is based on the specific identification method. Interest earned on short-term and long-term investments is included in interest income.

Fair market values of cash equivalents and investments are based on quoted market prices.

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

The Company adopted Statement of Financial Accounting Standard 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) as of January 1, 2006 under the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payments granted or modified after the effective date and (b) based on the requirements of Statement

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

123 for all awards granted to employees prior to the effective date of Statement 123R that remain unvested on the effective date. See Note 8 for a discussion of the Company’s stock option plans. Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation for options granted to employees and directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and had adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). Because the Company had used the “minimum” value method for SFAS 123 pro forma disclosure requirements for options granted prior to the initial public offering of its common stock (“IPO”) in 2004, it continues to account for the portion of these pre-IPO grants that were non-vested as of January 1, 2006 under the provisions of APB 25 and related Interpretations, with pro forma disclosures under SFAS 123.

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

¡

For the options granted after the IPO, the Company began, as of January 1, 2006, to record non-cash stock-based compensation expense in the financial statements in amounts that represent the remaining fair value of the non-vested portion of these grants, utilizing the assumptions and fair value per share information as of the original grant date that the Company has been using for SFAS 123 pro forma disclosure purposes.

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

Deferred stock-based compensation for employee options

As discussed above, from its inception in May 1998 through December 31, 2005, the Company accounted for stock-based compensation for options granted to employees and directors using the intrinsic value method prescribed in APB25. Under the intrinsic value method, deferred stock-based compensation related to option grants to employees and directors represented the difference between the exercise price of an option and the fair value of the Company’s common stock on the date of the grant. Given the absence of an active market for the Company’s common stock prior to the IPO in April 2004, the Company’s management was required to estimate the fair value of its common stock based on a variety of company and industry-specific factors for the purpose of measuring the cost of the transaction and properly reflecting it in the financial statements. Since the Company’s IPO, all stock option grants have been at the closing price for the stock on the Nasdaq Stock Market as of the date of grant and no deferred compensation was recorded related to the options granted after the IPO.

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

As noted above, the Company estimated the fair value of these options at the date of grant in accordance with SFAS 123, which allowed non-public companies to use the minimum value option pricing model and required the use of a model such as the Black-Sholes option pricing model for options granted by public companies. The Company has estimated the fair value of options granted prior to February 10, 2004, the date of

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

filing of the Form S-1 for the Company’s IPO, using the minimum value option pricing model and has used the Black-Scholes option pricing model for determining the fair value of options granted on or after that date.

	Year Ended December 31,			Period from inception (May 13, 1998) to December 31, 2007
	2007	2006	2005
	(in thousands, except per share amounts)
Net loss—as reported	$(11,573)	$(24,873)	$(20,093)	$(110,011)
Adjustments to net loss related to stock awards to employees and directors accounted for under the intrinsic value method:
Add back: Amortization of deferred compensation	96	375	841	10,084
Deduct: Stock-based employee compensation expense determined under SFAS 123	(126)	(496)	(2,498)	(13,280)

Pro forma net loss	$(11,603)	$(24,994)	$(21,750)	$(113,207)

As reported net loss per share—basic and diluted	$(0.34)	$(1.09)	$(0.89)
Pro forma net loss per share—basic and diluted	$(0.34)	$(1.09)	$(0.96)

The pro forma adjustment reflected in the table above for 2007 and 2006 relates only to those options granted to employees and directors prior to the IPO because as discussed above, these options continue to be accounted for using the intrinsic value method. This pro forma adjustment is not required after December 31, 2005 for options granted after the IPO that are now accounted for under SFAS 123R as their expense is recorded based on fair value at the date of grant since the adoption of SFAS 123R. For 2005 and all prior years, the pro forma adjustment relates to all options to employees and directors.

Assumptions used in determining fair value for options granted to employees

The following table summarizes the weighted-average assumptions and resultant fair value for options granted to employees.

	Year Ended December 31,
	2007	2006	2005
Weighted average assumptions for stock options granted:
Risk-free interest rate	4.59%	4.98%	4.15%
Expected term	6.0 years	6.0 years	8.4 years
Expected volatility of stock price	87.2%	78.6%	76.2%
Dividend rate	0%	0%	0%
Weighted average fair value of grants issued	$1.21	$3.09	$3.62

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

The expected term for options granted during 2007 and 2006 is based on the “simple” method prescribed by the SEC in Staff Accounting Bulletins 107 and 110, and considers the weighted average of the vesting period and contractual life of the options. For options granted during 2005 the expected term was based on the contractual life of the options. There has been no adjustment made to the expected term to adjust for employees’ expected exercise and expected post-vesting termination behavior because the Company has a limited employee base and does not have sufficient historical information to determine such an adjustment.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 does not require any new fair value measurements but clarifies the fair value definition, establishes a fair value hierarchy that prioritizes the information used to develop assumptions used for measuring fair value, and expands disclosures about fair value measurements. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financing Liabilities—including an amendment of SFAS Statement No. 115, or SFAS 159. SFAS 159 allows entities to voluntarily to choose to measure many financial assets and financial liabilities as well as certain nonfinancial instruments that are similar to financial instruments (collectively, eligible items) at fair value (the fair value option). The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 157 and SFAS 159 are both effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 and SFAS 159 on its financial statements.

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

In December 2007, the Financial Accounting Standards Board, or FASB, ratified EITF No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and would be applied retrospectively as a change in accounting principle for collaborative arrangements existing at the effective date. The Company does not anticipate that there will be a material effect on its financial statements on the adoption of this standard.

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

In October 1999, the Company exercised its option to acquire an exclusive license to patents covering the use of glucocorticoid receptors antagonists for the treatment of psychotic major depression, early dementia, and cocaine-induced psychosis, as specified in the license agreement. This license agreement expires upon the expiration of the related patents or upon notification by the Company to Stanford. In exchange for the license, the Company paid Stanford $47,000 and immediately issued 30,000 shares of the Company’s common stock to Stanford. The Company is further required to pay Stanford $50,000 per year as a nonrefundable royalty payment. The annual royalty payments are creditable against future royalties. The Company is also obligated to pay a $50,000 milestone upon filing of the first New Drug Application with the United States Food and Drug Administration (“FDA”) and a $200,000 milestone upon FDA approval of the related drug. The milestone payments are also creditable against future royalties. The Company has expensed the $47,000 payment made up front, the $50,000 annual nonrefundable royalty payments and the value of the common stock issued to Stanford as research and development costs.

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

On November 8, 2006, the Company signed an agreement with Produits Chimiques Auxiliaires et de Synthese SA (“PCAS”) for the manufacture of the API in CORLUX, for its development and commercial needs for an initial period of five years. The agreement provides for an automatic extension for one additional year unless either party gives twelve month’s prior notice that it does not want the extension. If PCAS is unable to manufacture the product for a consecutive six-month period, the Company has the right to terminate the agreement. There is no guaranteed minimum purchase commitment under this agreement.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

Research Agreements

In January 2003, the Company entered into a contract research agreement with Argenta Discovery Limited (“Argenta”) in which Argenta agreed to conduct research toward identifying a novel small molecule glucocorticoid receptor antagonist for the treatment of psychotic depression, Alzheimer’s disease, and other psychiatric and metabolic disorders. The project was expected to last at least two years, during which time the Company would make payments to Argenta based upon agreed-upon FTE (full-time equivalent) rates. During 2004, the Company gave notice to Argenta of its intent to extend its agreement to March 31, 2005, at which time the work under this agreement was concluded. During 2007 and early 2008, the Company signed agreements with Argenta to conduct research activities on new compounds. The total commitment under these research agreements is approximately $1.0 million of which $425,000 was expensed in 2007; the remainder will be incurred in 2008.

Under the agreements with Argenta, the Company may be obligated to make milestone payments upon the occurrence of certain events, including: (i) patent filings in connection with the project; (ii) entries into Phase 1 clinical trials; and (iii) national regulatory approval of each product arising from work performed under the agreement, provided that sales of the product by the Company or any future licensees reach $5,000,000. These obligations remain in force after the conclusion of work under the agreement.

During 2007, the Company initiated an agreement with Xceleron for a human microdosing study of one of the Company’s new chemical entities. The total commitment under this agreement is approximately $540,000. Approximately $210,000 of this commitment was expensed during 2007. The remainder will be incurred in 2008.

Development Agreements

Through 2006, the Company executed a number of agreements to conduct clinical trials and pre-clinical studies for further development of its lead product, CORLUX, targeted for the treatment of the psychotic features of psychotic major depression. As of December 31, 2007, approximately $330,000 of costs remained to be expensed under these agreements.

In October 2005, the Company signed an agreement with Eli Lilly and Company (“Lilly”) in which Lilly agreed to support the Company’s proof of concept clinical study evaluating the ability of CORLUX, a GR-II antagonist, to mitigate weight gain associated with the use of olanzapine. Under the agreement, Lilly agreed to supply olanzapine and pay for the study. This study, completed in 2007, was conducted in healthy male volunteers.

During 2007, the Company signed agreements for services in connection with the trial for CORLUX for the treatment of Cushing’s Syndrome. Through January 2008, the total commitment under these agreements is approximately $1.6 million. Approximately $140,000 was expensed under these agreements during 2007, with the remainder to be expensed over the remainder of the trial. Under the master agreement with these vendors, the agreements may be terminated upon sixty days notice to the vendors. If terminated early, the Company would be responsible for the costs incurred by the vendor through the effective date of the termination plus cancellation charges as stipulated in the various agreements.

In November 2007, the Company signed a Letter of Intent (“LOI”) with ICON Clinical Research, L.P. (“ICON”) to assist in preparations for the upcoming Phase 3 clinical trial in psychotic depression. The total commitment under this LOI was approximately $635,000. Approximately $90,000 of this commitment was expensed in 2007, with the remainder of these costs to be incurred in 2008.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

See footnote 13—Subsequent events for discussion of agreements signed during the first quarter of 2008.

3.    Financial Instruments

The following is a summary of cash, cash equivalents, short-term and long-term investments as of December 31, 2007 and 2006:

	Cost	Unrealized Gain	Unrealized Loss	Fair Value
	(all amounts in thousands)
December 31, 2007
Cash	$252	$—	$—	$252
Money market funds	9,135	—	—	9,135
Commercial paper	7,976	3	—	7,979

	$17,363	$3	$—	$17,366

Reported as:
Cash and cash equivalents	$11,432	$1	$—	$11,433
Short -term investments	5,931	2	—	5,933

	$17,363	$3	$—	$17,366

	Cost	Unrealized Gain	Unrealized Loss	Fair Value
	(all amounts in thousands)
December 31, 2006
Cash	$80	$—	$—	$80
Money market funds	8,826	—	—	8,826
Commercial paper	550	—	—	550

	$9,456	$—	$—	$9,456

Reported as:
Cash and cash equivalents	$8,906	$—	$—	$8,906
Short -term investments	550	—	—	550

	$9,456	$—	$—	$9,456

As of December 31, 2007, there were no mortgage-backed securities and no auction rate securities in the portfolio.

All short-term investments at December 31, 2007 have remaining maturities of less than one year.

The net realized loss on sales of available-for-sales investments was not material for any period presented. Realized gains and losses are calculated based on the specific identification method.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

4.    Property and Equipment

Property and equipment, including assets purchased under capitalized leases, consists of the following:

	December 31,
	2007	2006
	(in thousands)
Furniture and equipment	$59	$106
Software	—	7
Less: accumulated depreciation and amortization	(34)	(75)

	$25	$38

Furniture and equipment recorded under capital leases of approximately $59,000 was acquired during 2005. Amortization expense related to assets under capital lease was approximately $13,000, respectively for the each of the years ended December 31, 2007 and 2006 and approximately $7,000 for the year ended December 31, 2005.

Depreciation expense on fixed assets acquired for cash was approximately $54,000 for the period from inception (May 13, 1998) to December 31, 2004, at which time they were fully depreciated.

5.    Other Liabilities

At December 31, 2007 and 2006 other accrued liabilities consisted of the following:

	December 31,
	2007	2006
	(in thousands)
Accrued professional fees	$258	$132
Accrued legal fees	70	46
Other	22	44

	$350	$222

6.    Lease Obligations

In May 2005, the Company entered into a lease agreement for office space at a cost of approximately $14,000 per month, which was subject to increases each January based on increases in the landlord’s operating expenses for the property. The lease had an initial term of 30 months, which was effective from July 2005 through December 2007. In July 2007, the Company extended the lease through December 2008 at a base monthly rent of approximately $20,000 during 2008.

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

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

The following table provides a summary of the principal payment obligations under the capital leases and the minimum rental payments under the operating lease as of December 31, 2007.

Year Ending December 31,	Capital Leases	Operating Leases
	(in thousands)
2008	$13	$241
2009	10	—
2010	6	—
2011	—	—
2012	—	—

Total obligation	29	$241

Less current portion	(13)

Long-term portion of obligation	$16

Rent expense amounted to approximately $185,000, $171,000, $225,000 and $1.4 million for the years ended December 31, 2007, 2006 and 2005, and the period from inception (May 13, 1998) to December 31, 2007, respectively.

7.    Related Party Transactions

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

8.    Preferred Stock and Stockholders’ Equity

Preferred Stock

As of the closing of the IPO in April 2004, the board of directors is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue up to an aggregate of 10,000,000 shares of preferred stock at $0.001 par value in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences. The rights of the holders of common stock will be subject to the rights of holders of any preferred stock that may be issued in the future.

In April 2004, the Convertible Preferred Stock that had been outstanding prior to the IPO was converted into shares of Common Stock, as discussed below. As of December 31, 2007 and 2006, the Company has no outstanding shares of preferred stock.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

Common Stock

As of the closing of the IPO in April 2004, the Company’s authorized capital stock includes 140,000,000 shares of common stock at $0.001 par value. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

In April 2001, the Company issued 50,000 shares of common stock at a price below fair value to a scientific advisor for cash proceeds of $5,000. Through April 2006, the Company had the right to repurchase a portion of the common stock shares upon termination of services at the original exercise price. The Company recorded research and development expense of approximately $23,000, $68,000, and $345,000 during the years ended December 31, 2006 and 2005 and for the period from inception (May 13, 1998) to December 31, 2006, respectively, for the difference between the fair value and price paid by the advisor related to the portion of the shares for which the Company’s right of repurchase lapsed in each period. The Company’s right to repurchase these shares expired in April 2006.

On December 31, 2006, the Company sold 3 million shares of common stock at a price of $1.00 per share in a private placement. The net proceeds were approximately $2.9 million after deducting issuance costs.

On March 30, 2007, the Company sold 9.0 million shares of common stock at a price of $1.00 per share in a private placement. The net proceeds were approximately $8.8 million after deducting issuance costs.

On August 16, 2007, the Company signed an agreement for the private placement of a total of approximately 4.8 million shares of its common stock at a price of $2.10 per share. Approximately 3.6 million shares were sold on August 17, 2007, with the remaining 1.2 million shares sold on September 24, 2007. The aggregate net proceeds of this financing were approximately $10.0 million after deducting issuance costs.

See footnote 13—Subsequent Events for a discussion of financing transactions during the first quarter of 2008.

No dividends have been declared or paid by the Company.

Shares of common stock reserved for future issuance as of December 31, 2007 are as follows:

(in thousands)
Common stock:
Exercise of outstanding options	3,891
Shares available for grant under stock option plans	887

4,778

In December 2007, the Board of Directors authorized an increase of 790,970 shares in the shares available under the 2004 Plan to be effective on January 1, 2008, which amount is based on 2% of the shares of the Company’s common stock outstanding as of December 31, 2007 pursuant to the terms of the 2004 Plan.

Stock Option Plans

In October 2000, the Company adopted the 2000 Stock Option Plan (the “2000 Plan”), which provides for the issuance of option grants for up to 1,000,000 shares of the Company’s common stock to eligible participants. Under the 2000 Plan, options to purchase common stock may be granted at no less than 100% of fair value on the

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

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

In March 2004, the Company’s board of directors and stockholders approved the 2004 Equity Incentive Plan (the “2004 Plan”), which became effective upon the completion of the IPO. The Company has reserved a total of 3,000,000 shares of its common stock for issuance under the 2004 Equity Incentive Plan. No additional options will be issued under the 2000 Plan. Under the 2004 Plan, options, stock purchase and stock appreciation rights and restricted stock awards can be issued to employees, officers, directors and consultants of the Company. The 2004 Plan provides that the exercise price for incentive stock options will be no less than 100% of the fair value of the Company’s common stock, as of the date of grant. Options granted under the 2004 Plan vest over periods ranging from one to five years. The vesting period of the options is generally equivalent to the requisite service period. Upon exercise, new shares are issued.

The 2004 Plan provides that the share reserve will be cumulatively increased on January 1 of each year, beginning January 1, 2005 and for nine years thereafter, by a number of shares that is equal to the least of (a) 2% of the number of the Company’s shares issued and outstanding at the preceding December 31, (b) 1,000,000 shares and (c) a number of shares set by the Board of Directors. Through March 2007, the board approved increases in the shares available for grant under the 2004 Plan totaling 1,422,584 shares. In addition, in December 2007, the board authorized an additional increase of 790,970 shares in the shares available under the 2004 Plan to be effective on January 1, 2008, based on 2% of the shares outstanding as of December 31, 2007.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

Option activity during 2005, 2006 and 2007

The following table summarizes all stock plan activity:

	Stock Options
	Shares Available	Options Outstanding	Weighted- Average Exercise Price
	(in thousands, except per share data)
Balance at December 31, 2004	2,564	1,141	$6.84
Increase in shares authorized under 2004 Plan	454	—	—
Shares granted	(257)	257	$4.71
Shares exercised	—	(9)	$0.10
Shares issued for services	(1)	—	$4.87
Shares cancelled and forfeited under 2004 Plan	10	(10)	$5.78
Shares cancelled and forfeited under 2000 Plan	—	(44)	$9.28

Balance at December 31, 2005	2,770	1,335	$6.41

Increase in shares authorized under 2004 Plan	454	—	—
Shares granted	(637)	637	$4.33
Shares exercised	—	(26)	$0.73
Shares issued for services	(2)	—	$4.93
Shares cancelled and forfeited under 2004 Plan	95	(95)	$4.74
Shares cancelled and forfeited under 2000 Plan	—	(41)	$8.23

Balance at December 31, 2006	2,680	1,810	$5.80

Increase in shares authorized under 2004 Plan	514	—	—
Shares granted	(2,502)	2,502	$1.61
Shares exercised	—	(26)	$0.79
Shares cancelled and forfeited under 2004 Plan	195	(195)	$5.40
Shares cancelled and forfeited under 2000 Plan	—	(200)	$7.00

Balance at December 31, 2007	887	3,891	$3.10

The total intrinsic value of options exercised during the year ended December 31, 2007, 2006 and 2005 were approximately $359,000, $360,000, and $14,000 respectively.

The following table presents the total fair value of options to employees that vested during the years ended December 31, 2007, 2006 and 2005. All amounts are in thousands.

	Year ended December 31,
	2007	2006	2005
Pre-IPO options, using minimum value method	$342	$1,270	$1,755
Options granted after IPO through 2005, using fair value under SFAS 123	487	829	903
Options granted after January 1, 2006, using fair values under SFAS 123R	1,052	121	—

Total	$1,881	$2,220	$2,658

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

As of December 31, 2007, the Company had the following amounts of unrecognized compensation expense for employee options outstanding as of that date.

	Amount	Weighted-average period
	(in thousands)	(in years)
Remaining deferred compensation related to options granted prior to the IPO, to be expensed under the provisions of APB 25	$13	0.9
Remaining fair value to be expensed
Options granted after IPO through 2005, using fair value under SFAS 123	186	1.9
Options granted after January 1, 2006, using fair value under SFAS 123R	3,453	3.1

Total	$3,652

The following is a summary of options outstanding and options exercisable at December 31, 2007. All options outstanding at December 31, 2007 are either exercisable or expected to become exercisable.

	Options Outstanding				Options Exercisable
	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)		(in thousands)
$ 0.10 - $ 0.75	41	3.0	$0.26	$159	41	$0.26	$159
$ 1.50 - $ 2.70	2,501	9.4	$1.61	—	433	$1.67	—
$ 4.00 - $ 7.73	1,213	7.3	$5.26	752	678	$5.68	621
$ 10.06 - $ 15.00	136	6.4	$12.07	—	98	$12.13	—

	3,891	8.5	$3.10	$911	1,250	$4.62	$780

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

Also, as discussed in Note 1, the Company continues to account for stock options granted to employees and directors prior to the IPO using the intrinsic value method with deferred compensation being expensed based on the graded-vesting method. Options granted since the IPO are accounted for in accordance with SFAS 123R with the fair value being expensed either based on the graded-vesting method or on the straight-line method, as discussed in Note 1.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

Compensation expense of approximately $1.0 million, $1.4 million, $591,000, and $10.2 million was recognized for employee options during the years ended December 31, 2007, 2006 and 2005 and for the period from inception (May 13, 1998) to December 31, 2007, respectively, net of recoveries.

During the years ended December 31, 2007, 2006 and 2005, the Company recorded recoveries of previously reported stock-based compensation expense of approximately $420,000, $83,000 and $250,000 upon the termination or conversion to consultants of employees. These amounts represent the difference between the expense recorded under the graded-vesting method and the expense that would have been recorded based upon the rights to options that vested during the service of these individuals as employees. The recoveries recorded during 2007 included approximately $395,000 related to an officer and $25,000 related to a development employee. The recoveries during 2006 were split approximately evenly between employees in development and administrative functions. The 2005 recoveries related to the resignation of a development employee.

In addition, the Company reversed approximately $120,000 and $110,000 in each of the years ended December 31, 2007 and 2005, respectively, from deferred compensation related to outstanding options forfeited by employees who terminated or converted to consultancy status during the year, as the rights to the underlying shares had not fully vested by the date of conversion or termination of service as employees. There was no similar reversal in 2006.

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

Stock Options to Consultants

As of December 31, 2007, options held by consultants to purchase approximately 32,000 shares were unvested.

The Company recorded charges to operations for stock options granted to consultants using the straight-line vesting method of approximately $50,000, $83,000, $107,000 and $940,000 for the years ended December 31, 2007, 2006, 2005 and the period from inception (May 13, 1998) to December 31, 2007, respectively. The straight-line method is commensurate with the services being provided by such consultants.

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

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

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

As of December 31, 2007, the amounts outstanding under these notes included principal in the amount of approximately $107,000 and interest in the amount of approximately $42,000.

9.    Net Loss Per Share

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

Basic and diluted net loss per share has been computed as follows:

	Year ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)
Net loss (numerator)	$(11,573)	$(24,873)	$(20,093)

Shares used in computing historical basic and diluted net loss per share (denominator)
Weighted-average common shares outstanding	34,251	22,863	22,699
Less weighted-average shares subject to repurchase	—	(22)	(91)

Denominator for basic and diluted net loss per share	34,251	22,841	22,608

Basic and diluted net loss per share	$(0.34)	$(1.09)	$(0.89)

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

	December31,
	2007	2006	2005
	(in thousands)
Shares subject to repurchase	—	—	55
Stock options outstanding	3,891	1,810	1,335

Total	3,891	1,810	1,390

10.    Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2007	2006
	(in thousands)
Deferred tax assets:
Federal and state net operating losses	$19,255	$15,033
Capitalized research and patent costs	20,026	20,063
Stock-based compensation costs	893	991
Research credits	1,107	1,128

Total deferred tax assets	41,281	37,215
Valuation allowance	(41,281)	(37,215)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $4.0 million, $9.9 million, $8.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, the Company had net operating loss carryforwards for federal income tax purposes of approximately $48.4 million, which expire in the years 2019 through 2027. The Company also has California net operating loss carryforwards of approximately $48.1 million, which expire in the years 2009 through 2017. The Company also has federal and California research and development tax credits of approximately $630,000 and $725,000, respectively. The federal research credits will expire in the years 2019 through 2027 and the California research credits have no expiration date.

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

A reconciliation from the statutory federal income tax rate to the effective rate is as follows:

	Year ended December 31,
	2007	2006	2005
	(in thousands)
U.S. federal taxes (benefit) at statutory rate	$(3,935)	$(8,457)	$(6,832)
State Tax	—	—	—
Unutilized, net operating loss	3,814	8,211	6,649
Non-deductible stock based compensation	112	241	175
Other	9	5	8

Total	$—	$—	$—

11.    Commitments

During 2004 through 2007, the Company executed a number of agreements to conduct clinical trials and pre-clinical studies for further development of its lead product, CORLUX, targeted for the treatment of psychotic depression and Cushing’s Syndrome, as well as other indications. See the discussion in footnote 2—Significant Agreements—Research Agreements and Development Agreements for further discussion regarding these agreements.

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

12.    Quarterly Financial Data (Unaudited)

The following table is in thousands, except per share amounts:

Quarter Ended	March 31	June 30	September 30	December 31
2007(1)
Net loss	$(2,535)	$(1,417)	$(3,427)	$(4,194)
Basic and diluted net loss per share	$(0.10)	$(0.04)	$(0.09)	$(0.11)

2006(2)
Net loss	$(6,730)	$(7,864)	$(6,403)	$(3,876)
Basic and diluted net loss per share	$(0.30)	$(0.35)	$(0.28)	$(0.16)

2005
Net loss	$(5,512)	$(4,111)	$(5,223)	$(5,247)
Basic and diluted net loss per share	$(0.24)	$(0.18)	$(0.23)	$(0.23)

(1)	During 2007 the Company sold shares of common stock in a series of private equity transactions—9.0 million shares on March 30, 2007; 3.6 million shares on August 17, 2007; and 1.2 million shares on September 24, 2007.
(2)	In December 2006, in connection with a private equity transaction the Company sold 3.0 million shares of common stock.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

13.	Subsequent Events

The Company entered into an agreement with MedAvante, Inc., effective March 17, 2008, for the provision of centralized psychiatric rating services of patients to be screened and enrolled in our fourth Phase 3 clinical trial evaluating CORLUX for the treatment of the psychotic features of psychotic depression. The total commitment under this agreement is approximately $4.1 million, which will be incurred over the course of the trial. This agreement may be terminated by Corcept with 30 days notice to MedAvante. In the event of termination, the Company is obligated to pay certain costs including costs incurred to date, costs associated with any non-cancellable commitments for video service connectivity and costs of staff assigned to the project or a period of three months or until such time as they can be assigned to other projects, whichever is less.

On March 25, 2008, the Company sold approximately 8.9 million shares of its common stock at a price of $2.77 per share and warrants to purchase approximately 4.5 million shares of its common stock, at a price of $0.125 per warrant in a private placement. The warrants have a seven year term and an exercise price of $2.77 per share. The March 2008 financing generated proceeds of approximately $25 million, net of costs of issuance.

On March 25, 2008, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge), a private investment group. Under the terms of the agreement, Kingsbridge has committed to provide up to $60 million of capital in exchange for newly-issued shares of Corcept’s common stock for a period of up to three years after the Securities and Exchange Commission declares effective the registration statement to be filed by Corcept covering the resale of the shares of common stock issuable in connection with the CEFF and the shares of common stock underlying the warrant discussed below. The maximum number of shares that can be sold by Corcept under this agreement is approximately 9.6 million shares. Under the terms of the agreement, the determination of the exact timing and amount of any CEFF financings will be made solely by Corcept, subject to certain conditions. Based on the closing stock price of the Company’s stock on March 27, 2008, the maximum amount of net proceeds that could be raised under the CEFF is approximately $27 million. The actual amount of funds that can be raised under this agreement will be dependent on the number of shares actually sold under the agreement and the market value of Corcept’s stock during the pricing periods of each sale.

Certain details of the CEFF are as follows:

•

Corcept can access capital under the CEFF in tranches of up to 1.25% of Corcept’s market capitalization at the time of the initiation of the draw down period, or, at Corcept’s option, the lesser of (a) 2.5% of Corcept’s market capitalization at the time of the initiation of the draw down period, and (b) an alternative draw down amount as defined in the agreement; provided, however, that in no event may the maximum draw down amount exceed $10 million per tranche, subject to certain conditions.

•

Each tranche will be issued and priced over an eight-day pricing period. Kingsbridge will purchase shares of common stock pursuant to the CEFF at discounts ranging from 6% to 10%, depending on the volume weighted average price of the common stock during the eight-day pricing period, provided that the minimum acceptable purchase price for any shares to be issued to Kingsbridge during the eight-day period is determined by the higher of $1.50 or 90% of Corcept’s common stock closing price the day before the commencement of each draw down.

•	Throughout the term of the agreement, Kingsbridge has agreed it will not, and will not cause any other person to, enter into or execute a short sale of any of Corcept’s securities.

•

Corcept is not obligated to utilize any of the $60 million available under the CEFF and there are no minimum commitments or minimum use penalties. The CEFF agreement does not contain any restrictions on Corcept’s operating activities, automatic pricing resets or minimum market volume restrictions.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

•	The agreement does not prohibit Corcept from conducting additional debt or equity financing, other than financings similar to the CEFF and other future priced securities.

•

In connection with the CEFF, Corcept issued a warrant to Kingsbridge to purchase up to 330,000 shares of common stock at an exercise price of $3.525 per share which represents a 125% premium over the average of the closing bid prices of Corcept’s common stock during the 5 trading days preceding the signing of the agreement. The warrant will become exercisable after the six month anniversary of the date of the agreement. The warrant will remain exercisable, subject to certain exceptions, until five years after the date it becomes exercisable.

The warrant issued to Kingsbridge and the shares of common stock issuable under the CEFF, and the shares issuable upon the exercise of the warrant, have not been registered under the Securities Act, or state securities laws, and may not be offered or sold in the United States without being registered with the SEC or through an applicable exemption from SEC registration requirements. Corcept has agreed to file a registration statement with the SEC covering the resale of the shares issuable under the CEFF and the shares issuable upon the exercise of the warrant within 60 days of the date of the agreement.

Exhibit Index

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(5)	Amended and Restated Bylaws

4.1(1)	Specimen Common Stock Certificate

4.2(1)	Amended and Restated Information and Registration Rights Agreement by and among Corcept Therapeutics Incorporated and certain holders of preferred stock, dated as of May 8, 2001

4.3(1)	Amendment No. 1 to Amended and Restated Information and Registration Rights Agreement by and among Corcept Therapeutics Incorporated and certain holders of preferred stock, dated as of March 16, 2004

4.4	Form of Warrant issued in connection with the Securities Purchase Agreement by and among Corcept Therapeutics Incorporated and the purchasers named therein, dated March 14, 2008

4.5	Warrant, dated March 25, 2008, issued to Kingsbridge Capital Limited.

10.1*(1)	2000 Stock Option Plan

10.2*(1)	Employment offer letter to Robert L. Roe, M.D., dated October 18, 2001

10.3*(1)	Employment offer letter to Fred Kurland, dated February 3, 2004

10.4*(1)	Promissory Note and Pledge Agreement by and between Corcept Therapeutics Incorporated and Robert L. Roe, M.D., dated as of October 22, 2001

10.5(1)	Form of Indemnification Agreement

10.6#(1)	License Agreement by and between The Board of Trustees of the Leland Stanford Junior University and Corcept Therapeutics Incorporated, dated as of July 1, 1999

10.7(1)	Research Agreement/cGMP Manufacturing, by and between Corcept Therapeutics Incorporated and KP Pharmaceutical Technology, Inc., dated as of February 12, 2002

10.8(1)	Master Clinical Development Agreement by and between Corcept Therapeutics Incorporated and Scirex Corporation, dated as of July 12, 2001

10.9#(1)	Memorandum of Understanding, Supply and Services Agreement, by and between Corcept Therapeutics Incorporated and ScinoPharm Taiwan, dated as of June 12, 2000

10.10(1)*	Consulting, Confidential Information and Inventions Agreement by and between Corcept Therapeutics Incorporated and Alan Schatzberg M.D., dated as of May 31, 1999

10.11(1)*	2004 Equity Incentive Plan

10.12(1)	Master Services Agreement by and between Corcept Therapeutics Incorporated and PPD Development, LP, dated as of January 17, 2003

10.13(2)	Master Services Agreement by and between Corcept Therapeutics Incorporated and i3 Research, a division of Ingenix Pharmaceuticals Services (UK) Limited, dated as of November 2, 2004

10.14(3)	Office Lease Agreement by and between Corcept Therapeutics Inc., and Exponent Realty, LLC, dated May 23, 2005

10.15##(6)	Manufacturing Agreement with Produits Chimgues Auxiliaries et de Synthese SA, dated November 8, 2006

10.16(4)	Common Stock Purchase Agreement by and among Corcept Therapeutics Incorporated and each of the Purchasers listed on Exhibit A thereto, dated November 14, 2006

10.17(7)	Common Stock Purchase Agreement by and among Corcept Therapeutics Incorporated and each of those persons and entities listed on the Schedule of Purchasers thereto, dated as of March 30, 2007

Exhibit Number	Description of Document

10.18(8)	Severance and Change in Control Agreement by and between Corcept Therapeutics, Inc., and Joseph K. Belanoff, M. D., dated July 24, 2007

10.19(8)	Severance and Change in Control Agreement by and between Corcept Therapeutics, Inc., and Robert L. Roe, M. D., dated July 24, 2007

10.20(8)	Severance and Change in Control Agreement by and between Corcept Therapeutics, Inc., and Anne M. Ledoux, dated July 24, 2007

10.21(8)	Severance and Change in Control Agreement by and between Corcept Therapeutics, Inc., and James N. Wilson, dated July 24, 2007

10.22(9)	Common Stock Purchase Agreement by and among Corcept Therapeutics Incorporated and each of the Purchasers listed on Exhibit A thereto, dated August 16, 2007

10.23(10)	Form of Indemnification Agreement for directors and officers approved by the Board of Directors on September 24, 2007.

10.24	Securities Purchase Agreement by and among Corcept Therapeutics Incorporated and the purchasers named therein, dated March 14, 2008.

10.25	Registration Rights Agreement by and among Corcept Therapeutics Incorporated and the investors signatory thereto, dated March 14, 2008.

10.26	Common Stock Purchase Agreement, by and between Kingsbridge Capital Limited and Corcept Therapeutics Incorporated dated as of March 25, 2008

10.27	Registration Rights Agreement by and between Corcept Therapeutics Incorporated and Kingsbridge Capital Limited, dated as of March 25, 2008

14.1(1)	Code of Ethics

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (See page 81)

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Anne LeDoux

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Anne LeDoux

#	Confidential treatment granted
##	Confidential treatment requested
*	Management compensatory plan
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) initially filed by the registrant with the SEC on February 10, 2004.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed by the registrant with the SEC on March 29, 2005.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed by the registrant with the SEC on August 11, 2005.
(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed by the registrant with the SEC on November 14, 2006.
(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed by the registrant with the SEC on September 27, 2007.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed by the registrant with the SEC on April 2, 2007.
(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed by the registrant with the SEC on April 3, 2007.
(8)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, which was filed by the registrant with the SEC on August 14, 2007.
(9)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed by the registrant with the SEC on August 21, 2007.
(10)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, which was filed by the registrant with the SEC on November 14, 2007.