Form 10-Q
period 2008-03-31
CORCEPT THERAPEUTICS INC
filed 2008-05-13
CIK 1088856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

On May 9, 2008 there were 48,473,164 shares of common stock outstanding at a par value $.001 per share.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(In thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$31,791	$11,433
Short-term investments	—	5,933
Prepaid expenses and other current assets	561	290

Total current assets	32,352	17,656
Property and equipment, net of accumulated depreciation	22	25
Other assets	63	63

Total assets	$32,437	$17,744

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$878	$1,115
Accrued clinical expenses	884	879
Accrued compensation	137	637
Obligations under capital lease, short-term	12	13
Other accrued liabilities	398	350

Total current liabilities	2,309	2,994
Obligations under capital lease, long-term	14	16

Total liabilities	2,323	3,010

Commitments
Stockholders’ equity:
Preferred stock	—	—
Common stock	48	40
Additional paid-in capital	150,120	124,822
Notes receivable from stockholders	(6,107)	(107)
Deferred compensation	(6)	(13)
Deficit accumulated during the development stage	(113,941)	(110,011)
Accumulated other comprehensive income	—	3

Total stockholders’ equity	30,114	14,734

Total liabilities and stockholders’ equity	$32,437	$17,744

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Period from inception (May 13, 1998) to March 31, 2008

	2008	2007
Collaboration revenue	$—	$108	$776

Operating expenses:
Research and development*	2,850	1,601	88,507
General and administrative*	1,233	1,135	30,373

Total operating expenses	4,083	2,736	118,880

Loss from operations	(4,083)	(2,628)	(118,104)

Interest and other income, net	157	96	4,439
Other expense	(4)	(3)	(276)

Net loss	$(3,930)	$(2,535)	$(113,941)

Basic and diluted net loss per share	$(0.10)	$(0.10)

Weighted average shares outstanding used in computing basic and diluted net loss per share	40,235	25,932

* Includes non-cash stock-based compensation consisting of the following:

Research and development	$64	$29	$4,809
General and administrative	350	221	7,000

Total non-cash stock-based compensation	$414	$250	$11,809

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,		Period from inception (May 13, 1998) to March 31, 2008
	2008	2007
Operating activities
Net loss	$(3,930)	$(2,535)	$(113,941)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization of property and equipment	3	3	91
Expense related to stock options, net of reversals	414	250	11,454
Expense related to stock issued for services or in conjunction with license agreement	—	—	75
Expense related to stock issued below fair value	—	—	522
Interest accrued on convertible promissory note	—	—	104
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(271)	(25)	(561)
Other assets	—	4	(63)
Accounts payable	(237)	(107)	878
Accrued clinical	5	(1,305)	884
Other liabilities	(452)	94	535

Net cash used in operating activities	(4,468)	(3,621)	(100,022)

Investing activities
Purchases of property and equipment	—	—	(54)
Purchases of short-term and long-term investments	—	—	(114,726)
Sales and maturities of short-term investments	5,930	550	114,726

Net cash provided by (used in) investing activities	5,930	550	(54)

Financing activities
Proceeds from issuance of common stock and warrants, net of note receivable and cash paid for issuance costs	18,899	8,898	89,802
Proceeds from issuance of convertible preferred stock, net of cash paid for issuance costs	—	—	40,378
Proceeds from issuance of convertible notes	—	—	1,543
Proceeds from repayment of stockholder notes	—	14	177
Principal payments of obligations under capital leases	(3)	(3)	(33)

Net cash provided by financing activities	18,896	8,909	131,867

Net increase in cash and cash equivalents	20,358	5,838	31,791
Cash and cash equivalents, at beginning of period	11,433	8,906	—

Cash and cash equivalents, at end of period	$31,791	$14,744	$31,791

Supplemental disclosure of non-cash financing activities
Conversion of convertible promissory notes and accrued interest
- to convertible preferred stock	$—	$—	$1,111

- to common stock	$—	$—	$534

Issuance of note receivable for sale of common stock and warrants	$6,000	$—	$6,000

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

The accompanying unaudited balance sheet as of March 31, 2008, statements of operations for the three-month periods ended March 31, 2008 and 2007, and statements of cash flows for the three-month periods ended March 31, 2008 and 2007 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2007 has been derived from audited financial statements at that date.

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

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

Revenue Recognition

Collaboration revenue relates to services rendered in connection with an agreement signed in October 2005 with Eli Lilly and Company, or Lilly, in which Lilly has agreed to support the Company’s proof-of-concept clinical study evaluating the ability of CORLUX, the Company’s lead product candidate, to mitigate weight gain associated with the use of Zyprexa, an atypical antipsychotic medication. Under the agreement, Lilly agreed to supply Zyprexa and pay for the study. The Company was required to perform development activities as specified in this agreement and was reimbursed based on the costs associated with the conduct of the trial and the preparation and packaging of clinical trial materials. Revenue was recognized as services were rendered in accordance with the agreement.

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

No amounts have been recognized as interest or penalties on income tax related matters. The determination of an accounting policy as to where such costs will be classified has been deferred until such costs are incurred.

All tax years from inception remain open to examination by the Internal Revenue Service and the California Franchise Tax Board until such time as the net operating losses and research credits are either fully utilized or expire.

Recently Adopted Accounting Standards

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157, which was issued by the Financial Accounting Standards Board, or the FASB, in September 2006, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financing Liabilities – including an amendment of SFAS Statement No. 115, or SFAS 159, which was issued by the FASB in February 2007. SFAS 159 permits entities the irrevocable option to choose to measure many financial assets and liabilities at fair value that are not currently required to be measured at fair value on a contract-by-contract basis. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company did not elect to adopt the fair value option under this Statement.

SFAS 157 and SFAS 159 were both effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As discussed above, both of these pronouncements were adopted by the Company on January 1, 2008 and are applied prospectively from that date forward. There was no material effect on the Company’s financial statements on the implementation of these standards.

Effective January 1, 2008, the Company also adopted Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3, which was adopted by the Emerging Issues Task Force of the Financial Accounting Standards Board, or EITF, in June 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities should be deferred and recognized as expense as the goods are delivered or the related services are performed, unless the entity does not expect the goods to be delivered or the services to be rendered. EITF 07-3 is effective for the fiscal years beginning after December 31, 2007, including interim periods within those fiscal years. There was no effect on the Company’s financial statements on the implementation of this standard.

Recently Issued Accounting Standards

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and would be applied retrospectively as a change in accounting principle for collaborative arrangements existing at the effective date. The Company does not anticipate that there will be a material effect on its financial statements on the adoption of this standard.

2.	Fair Value

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents) measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Level 1	Level 2
Money market funds	$31,150	$—
Commercial paper	—	349

Total	$31,150	$349

3.	Commitments

The Company entered into an agreement with MedAvante, Inc., effective March 17, 2008, for the provision of centralized psychiatric rating services of patients to be screened and enrolled in our fourth Phase 3 clinical trial evaluating CORLUX for the treatment of the psychotic features of psychotic depression. The total commitment under this agreement is approximately $4.1 million, which will be incurred over the course of the trial. This agreement may be terminated by Corcept with 30 days notice to MedAvante. In the event of termination, the Company is obligated to pay certain costs including costs

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

incurred to date, costs associated with any non-cancellable commitments for video service connectivity and costs of staff assigned to the project for a period of three months or until such time as they can be assigned to other projects, whichever is less.

4.	Capital Stock and Stock Note Receivable

On March 25, 2008, the Company sold approximately 8.9 million shares of its common stock at a price of $2.77 per share and warrants to purchase approximately 4.5 million shares of its common stock, at a price of $0.125 per warrant in a private placement (the March 2008 Financing). The warrants have a seven year term and an exercise price of $2.77 per share. One investor financed the purchase of its securities in this transaction with a promissory note to the Company in the amount of $6.0 million. The note receivable is payable on or before June 24, 2008, bears interest to the Company at a rate of 7.25% per annum and is secured by a pledge agreement with the securities purchased being held by the Company as collateral for the note. The March 2008 Financing generated proceeds of approximately $25 million, net of costs of issuance, assuming payment is received on the note.

On March 25, 2008, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge), a private investment group. Under the terms of the agreement, Kingsbridge has committed to provide up to $60 million of capital in exchange for newly-issued shares of Corcept’s common stock for a period of up to three years after the Securities and Exchange Commission declares effective the registration statement filed by Corcept covering the resale of the shares of common stock issuable in connection with the CEFF and the shares of common stock underlying the warrant discussed below. The maximum number of shares that can be sold by Corcept under this agreement is approximately 9.6 million shares. Based on the closing stock price of the Company’s common stock on March 27, 2008, the maximum amount of net proceeds that could be raised under the CEFF is approximately $27 million. Under the terms of the agreement, the determination of the exact timing and amount of any CEFF financings will be made solely by Corcept, subject to certain conditions. The actual amount of funds that can be raised under this agreement will be dependent on the number of shares actually sold under the agreement and the market value of Corcept’s stock during the pricing periods of each sale.

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

•	The agreement does not prohibit Corcept from conducting additional debt or equity financings, other than financings similar to the CEFF and other future priced securities.

•

In connection with the CEFF, Corcept issued a warrant to Kingsbridge to purchase up to 330,000 shares of common stock at an exercise price of $3.525 per share, which represents 125% of the average of the closing bid prices of Corcept’s common stock during the 5 trading days preceding the signing of the agreement. The warrant will become exercisable after the six month anniversary of the date of the agreement. The warrant will remain exercisable, subject to certain exceptions, until five years after the date it becomes exercisable. The warrant was valued at approximately $655,000 using the Black-Scholes pricing model using the following assumptions: a contractual term of five and one-half years, risk-free interest rate of 2.71%, volatility of 89%, and the closing price of our stock price on the Nasdaq Stock Market on the date of signing the commitment, March 25, 2008, of $2.84 per share. The warrant value was recorded in Additional Paid In Capital with an offsetting amount recorded as issuance cost in Additional Paid In Capital.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

The warrant issued to Kingsbridge and the shares of common stock issuable under the CEFF, and the shares issuable upon the exercise of the warrant, have not been registered under the Securities Act, or state securities laws, and may not be offered or sold in the United States without being registered with the SEC or through an applicable exemption from SEC registration requirements. Corcept filed a registration statement with the SEC covering the resale of the shares issuable under the CEFF and the shares issuable upon the exercise of the warrant on April 14, 2008.

5.	Stock Option Plans

Stock Option Plans

In December 2007, the Board of Directors authorized an increase of 790,970 shares in the shares available under the 2004 Equity Incentive Plan (the “2004 Plan”) to be effective on January 1, 2008, which amount is based on 2% of the shares of the Company’s common stock outstanding as of December 31, 2007 pursuant to the terms of the 2004 Plan.

6.	Comprehensive Loss

Comprehensive loss is comprised of net loss and the change in unrealized gains and losses on available-for-sale securities. The following table presents the components of comprehensive loss for the periods presented. All figures are in thousands.

	Three Months Ended March 31,
	2008	2007
Net loss as reported	$(3,930)	$(2,535)
Change in unrealized gain	(3)	—

Comprehensive net loss	$(3,933)	$(2,535)

7.	Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during each period. The computation of net loss per share for each period, including the number of weighted-average shares outstanding, is shown on the face of the income statement.

The following table presents information on securities outstanding as of the end of each period that could potentially dilute the per share data in the future.

	March 31,
	2008	2007
	(in thousands)
Warrants Outstanding	4,792	—
Stock options outstanding	3,976	1,741

Total	8,768	1,741

8.	Subsequent Events

In April 2008, we signed an agreement with a Clinical Research Organization (CRO) to provide clinical services for our upcoming study of CORLUX for the mitigation of weight gain induced by an atypical antipsychotic medication, Risperdal, for a total commitment of approximately $1.0 million, which will be expended over the course of the trial. This agreement can be terminated on 45-days written notice. The majority of these costs are expected to be incurred during 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended and should be read in conjunction with the “Risk Factors” section of this Form 10-Q. All statements contained in this Form 10-Q other than statements of historical fact are forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements may include, but are not limited to, statements about:

•	the progress and timing of our research, development and clinical programs and the timing of regulatory activities;

•	the timing of the market introduction of CORLUX® and future product candidates;

•	estimates of the dates by which we expect to report results of our clinical trials and the anticipated results of these trials;

•	our ability to market, commercialize and achieve market acceptance for CORLUX or other future product candidates;

•	uncertainties associated with obtaining and enforcing patents;

•	our estimates for future performance; and

•	our estimates regarding our capital requirements and our needs for, and ability to obtain, additional financing.

Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see “Risk Factors” and the “Overview” and “Liquidity and Capital Resources” sections of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-Q. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward looking statements. Accordingly, you should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

Overview

We are a pharmaceutical company engaged in the development of medications for the treatment of severe psychiatric and metabolic diseases. Since our inception in May 1998, we have been developing our lead product, CORLUX, a glucocorticoid receptor II, or GR-II, antagonist.

Psychotic Depression

Our lead program is for the development of CORLUX for the treatment of the psychotic features of psychotic major depression, under an exclusive patent license from Stanford University. Psychotic major depression, or PMD, will hereinafter be referred to as psychotic depression. The United States Food and Drug Administration, or FDA, has granted “fast track” status to evaluate the safety and efficacy of CORLUX for the treatment of the psychotic features of psychotic depression. Between August 2006 and March 2007 we announced the results of our initial three Phase 3 trials in which CORLUX was evaluated for treating the psychotic features of psychotic depression.

We reported the results of Study 06, the last of the three Phase 3 trials during 2007. These results indicated that this study did not achieve statistical significance with respect to the primary endpoint, 50% improvement in the Brief Psychiatric Rating Scale Positive Symptom Subscale, or BPRS PSS, at Day 7 and at Day 56. However, there was a statistically significant correlation between plasma levels and clinical outcome achieved during treatment. Patients whose plasma levels rose above a predetermined threshold statistically separated from both those patients whose plasma levels were below the threshold and those patients who received placebo. In particular, those patients in Study 06 who achieved a predetermined level of 1661 nanograms of CORLUX per milliliter of plasma separated from the placebo group with statistical significance for the primary endpoint. Conversely, at substantially lower plasma levels, there was no distinguishable response rate between patients who received CORLUX and those receiving placebo. This study confirms a similar finding in Study 07 that at higher plasma levels the drug candidate is able to demonstrate desired clinical effects. Further, the incidence of serious adverse events did not differ between placebo and any of the three CORLUX dose groups.

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

We believe that the confirmation of a correlation between drug concentration and clinical response, as well as other observations from Study 06 and our other two completed Phase 3 clinical trials, serves as a strong basis for our current Phase 3 study (Study 14), which commenced enrollment in March of 2008. The protocol for this trial incorporates what we have learned from the three completed trials to address the established relationship between increased drug plasma levels and clinical response and attempts to decrease the random variability observed in the results of the psychometric instruments used to measure efficacy. In Study 06, Corcept prospectively tested and confirmed that patients whose plasma levels rose above a predetermined threshold statistically separated from both those patients whose plasma levels were below the threshold and those patients who received placebo; this threshold was established from data produced in earlier studies. As expected, patients who took 1200 mg of CORLUX developed higher drug plasma levels than patients who received lower doses. Further, there was no discernable difference in the incidence of adverse events between placebo and any of the three CORLUX dose groups in Study 06. Based on this information, Study 14 will use a CORLUX dose of 1200 mg once per day for seven days. We believe that this change in dose, as well as other modifications to the protocol, should allow us to demonstrate the efficacy of CORLUX in the treatment of the psychotic symptoms of psychotic depression and we currently plan to conduct an interim analysis.

Management of Weight Gain induced by Antipsychotics

During 2007 we announced the results of our proof-of-concept study evaluating the ability of CORLUX to mitigate weight gain associated with the use of Zyprexa. This study in healthy male volunteers was initiated during the first quarter of 2006. The results show a statistically significant reduction in weight and waist circumference gain in those subjects who took Zyprexa plus CORLUX compared to those who took Zyprexa alone. Eli Lilly and Company, or Lilly, provided Zyprexa and financial support for this study.

The combination of Zyprexa and CORLUX is not approved for any indication. The purpose of this study was to explore the hypothesis that GR-II antagonists would mitigate weight gain associated with atypical antipsychotic medications. The group of medications known as atypical antipsychotics, including Zyprexa, Risperdal, Clozaril and Seroquel, are widely used to treat schizophrenia and bipolar disorder. All medications in this group are associated with treatment emergent weight gain of varying degrees and carry a warning label relating to treatment emergent hyperglycemia and diabetes mellitus.

During the first quarter of 2008, we began preparations for additional studies with CORLUX to mitigate the weight gain induced by other atypical antipsychotic medications. The first of these studies is expected to commence late in the second quarter of 2008.

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

The Investigational New Drug application (IND) for the evaluation of CORLUX for the treatment of Cushing’s Syndrome was opened in September 2007. The FDA has indicated that a single study may provide a reasonable basis for the submission of a New Drug Application (NDA) for this indication. This trial was opened for enrollment in December 2007.

Research and Human Biology

In early 2003, we initiated a discovery research program to identify and patent selective GR-II antagonists to develop a pipeline of products for proprietary use. Three distinct series of GR-II antagonists were identified and applications were filed for composition of matter patents in the United States and internationally. These compounds appear to be as potent as our lead product CORLUX in blocking cortisol but, unlike CORLUX, they do not appear to block the PR (progesterone), ER (estrogen), AR (androgen) or GR-I (mineralocorticoid) receptors. In 2007, we commenced a human microdosing study of one of our selective GR-II antagonist with Xceleron Limited utilizing their Accelerator Mass Spectrometry, or AMS, technology. In this microdosing study, we evaluated one of the compounds, which develops particularly high plasma and brain concentrations in an animal model. On May 1, 2008, we announced the top line results from this study, which demonstrated that this new compound, CORT 108297, was extremely well absorbed, demonstrated good bioavailability and had a half-life that appears compatible with once-a-day oral dosing.

Early in 2008 we signed agreements with our contract research scientists to continue our discovery research activities on new compounds through June 2008.

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

We are in the development stage and have incurred significant losses since our inception. We have not generated any revenue through March 2008 other than the revenue under the collaboration agreement with Lilly, and do not expect to generate significant revenue for the foreseeable future. As of March 31, 2008, we had an accumulated deficit of $113.9 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for CORLUX, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing process development and regulatory activities, as well as general and administrative expenses. We expect to continue to incur net losses over at least the next several years as we continue our CORLUX clinical development program, apply for regulatory approvals, initiate development of newly identified GR-II antagonists for various indications, continue our discovery research program, acquire and develop treatments in other therapeutic areas, establish sales and marketing capabilities and expand our operations.

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

Results of Operations

Collaboration revenue — Collaboration revenue relates to services rendered in connection with our agreement with Lilly discussed above under the caption “Overview-Management of Weight Gain induced by Antipsychotics.” Under the agreement, Lilly agreed to supply Zyprexa and pay for the costs of the study. We were required to perform development activities as specified in this agreement and we were reimbursed based on the costs associated with the conduct of the trial and the preparation and packaging of clinical trial materials. Revenue was recognized as the services were rendered in accordance with the agreement.

During the quarter ended March 31, 2007, we recognized revenue of approximately $108,000, under this agreement. There was no revenue recognized under the agreement during the first quarter of 2008 and we do not expect that there will be significant revenue under this agreement in the future as the majority of the activities were completed during 2007.

Research and development expenses. Research and development expenses include the personnel costs related to our development activities, including non-cash stock-based compensation, as well as the costs of discovery research, pre-clinical studies, clinical trial preparations, enrollment and monitoring expenses, regulatory costs, the costs of manufacturing development and the costs of manufacture and / or acquisition of clinical trial materials.

Research and development expenses increased 78% to $2.9 million for the three-month period ended March 31, 2008, from $1.6 million for the same period in 2007. The increase in expenses reflects clinical trial cost increases of approximately $920,000 related to new trials in psychotic depression and Cushing’s Syndrome, which were offset by decreases of approximately $900,000 due to the substantial completion of our earlier Phase 3 clinical trials for psychotic depression in early 2007. During the first quarter of 2008 as compared to 2007, there were also increases in contract research expenses of approximately $630,000 due to basic research work in new chemical compounds and the initiation of the micro-dosing study on a selected compound, increases in manufacturing expenses of approximately $360,000 due to the acquisition and manufacture of materials for the new clinical trials and manufacturing process development and decreases in pre-clinical studies of approximately $90,000. In addition, during the first quarter of 2008 as compared to 2007, there were increases in consulting expenses of approximately $125,000 and in staffing costs of approximately $125,000, which included increases in non-cash stock-based compensation of approximately $35,000.

Below is a summary of our research and development expenses by major project:

	Three Months Ended March 31,
Project	2008	2007
	(in thousands)
CORLUX for the treatment of the psychotic features of psychotic depression	$1,583	$1,346
CORLUX for other clinical programs	563	221
Drug discovery research	639	5
Stock-based compensation	65	29

Total research and development expense	$2,850	$1,601

We expect that research and development expenditures will increase during 2008 as compared to 2007 due to the commencement of Phase 3 studies in Cushing’s Syndrome and psychotic depression, the clinical trials to further evaluate the management of weight gain induced by antipsychotic medications, and continued development of our proprietary selective GR-II antagonists. Research and development expenses in 2009 and future years will be largely dependent on the availability of additional funds to finance clinical development plans based on our experience from prior trials. See also, the “Liquidity and Capital Resources” section in this Form 10-Q.

Many factors can affect the cost and timing of our trials including the pace of patient enrollment, adverse side effects in study patients, adequate supplies for our clinical trials, inconclusive results requiring additional clinical trials and real or perceived lack of effectiveness or safety of the drug in our trials. In addition, the development of all of our product candidates will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our product candidates.

General and administrative expenses. General and administrative expenses consist primarily of the costs of administrative personnel and related facility costs along with legal, accounting and other professional fees.

General and administrative expenses increased 9% to approximately $1.2 million for the three-month period ended March 31, 2008, from $1.1 million for the corresponding period of 2007. The increase in costs between years was primarily related to combined increases in staffing and consultancy costs of approximately $135,000, which included an increase in non-cash stock-based compensation of approximately $125,000. These costs were partially offset by decreases in legal fees, primarily related to the timing of efforts regarding patents.

The amount of general and administrative expenses in 2008 and future years will be largely dependent on our assessment of the staff necessary to support our continued clinical development activities and the availability of additional funds. See also, the discussion below under the sub-caption - Liquidity and Capital Resources.

Interest and other income, net. Interest and other income, net of investment management fees, was approximately $160,000 for the first quarter of 2008 as compared to $95,000 for the same period in 2007. This increase was attributable to increased interest on investments due to higher average balance of invested funds and higher yields on the investment portfolios.

Other expense. Other expense was approximately $4,000 for the first quarter of 2008, as compared to $3,000 for the same period in 2007. Other expense includes interest expense on capitalized leases entered into during the second quarter of 2005 and state tax on capital which is based on our projected capital and asset positions as of each year-end.

Liquidity and Capital Resources

We have incurred operating losses since inception, and at March 31, 2008, we had a deficit accumulated during the development stage of $113.9 million. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities to fund our operations.

On March 25, 2008, we sold approximately 8.9 million shares of our common stock at a price of $2.77 per share and warrants to purchase approximately 4.5 million shares of our common stock, at a price of $0.125 per warrant in a private placement. The warrants have a seven year term and an exercise price of $2.77 per share. We refer to this transaction as the March 2008 Financing. One investor financed the purchase of its securities in this transaction with a promissory note to the Company in the amount of $6.0 million. The note receivable is payable on or before June 24, 2008, bears interest to the Company at a rate of 7.25% per annum and is secured by a pledge agreement with the securities purchased being held by the Company as collateral for the note. The March 2008 Financing will have generated total proceeds of approximately $25 million, after deducting the costs of issuance, assuming payment is received on the note.

On March 25, 2008, we entered into a Committed Equity Financing Facility, or CEFF, with Kingsbridge Capital Limited (Kingsbridge), a private investment group. Under the terms of the agreement, Kingsbridge has committed to provide us with up to $60 million of capital in exchange for newly-issued shares of our common stock for a period of up to three years after the Securities and Exchange Commission declares effective the registration statement that we filed on April 14, 2008 covering the resale of the shares of common stock issuable in connection with the CEFF and the shares of common stock underlying the warrant discussed below. The maximum number of shares that we can sell to Kingsbridge under this agreement is approximately 9.6 million shares. Under the terms of the agreement, the determination of the exact timing and amount of any CEFF financings will be made solely by us, subject to certain conditions. Based on the volume weighted average price of our common stock for the period from March 25, 2008 through May 8, 2008, the maximum amount of net proceeds that could be raised under the CEFF is approximately $28 million. The actual amount of funds that can be raised under this agreement will be dependent on the number of shares actually sold under the agreement and the market value of Corcept’s stock during the pricing periods of each sale.

At March 31, 2008, we had cash, cash equivalents and investments balances of $31.8 million, compared to $17.4 million at December 31, 2007. As discussed above, this does not include the $6 million proceeds from the March 2008 Financing that is the subject of the note receivable. Net cash used in operating activities for the three-month period ended March 31, 2008 was $4.5 million as compared to $3.6 million in the same period of 2007. The use of cash in each period was primarily a result of net losses associated with our research and development activities and amounts incurred to develop our administrative infrastructure. We expect cash used in operating activities to increase during 2008 and later years due to the continuation and expansion of our development programs for psychotic depression, Cushing’s Syndrome and the management of weight gain induced by atypical antipsychotic medications, research activities, commercialization activities and general and administrative expenses.

We believe that, with the completion of these March 2008 financing transactions, including the availability of funding under the CEFF, we will have sufficient capital resources to fund our current operating plan into early 2010, which will include the completion of the final reporting for our recently completed psychotic depression trials, the conduct of clinical trials in Cushing’s Syndrome, psychotic depression, and the management of weight gain induced by antipsychotic medications, and continued development work on our proprietary, selective GR-II antagonists. Our projections include an estimate of proceeds from a variable funding source based on the calculations discussed in paragraph above. (See “Risk Factors” for a discussion of risks related to the Committed Equity Financing Facility.)

We will have to perform additional clinical trials prior to submission of NDAs for CORLUX for the treatment of the psychotic features of psychotic depression or for Cushing’s Syndrome. We may need to raise additional funds to complete the development of CORLUX for the treatment of psychotic depression and for Cushing’s Syndrome. In addition, we will need to raise additional funds to prepare for the commercialization of CORLUX for either of these indications, to develop a product for weight gain management associated with the use of antipsychotic medications and to continue and expand the development of our proprietary selective GR-II antagonists.

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

In April 2008, we signed an agreement with a Clinical Research Organization (CRO) to provide clinical services for our upcoming study of CORLUX for the mitigation of weight gain induced by an atypical antipsychotic medication, Risperdal, for a total commitment of approximately $1.0 million, which will be expended over the course of the trial. This agreement can be terminated on 45-days written notice. The majority of these costs are expected to be incurred during 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of March 31, 2008, with the exception of the operating lease for our office space. The operating lease, originally signed in 2005 was effective for a 30 month term, from July 2005 through December 2007 at a monthly rental of approximately $14,000, plus operating expenses. In July 2007, we extended the lease through December 2008 at a monthly rental of approximately $20,000, plus operating expenses.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. During the quarter ended March 31, 2008, we have adopted the following polices due to implementation of new accounting pronouncements

Recently Adopted Accounting Standards

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157, which was issued by the Financial Accounting Standards Board, or the FASB, in September 2006, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financing Liabilities – including an amendment of SFAS Statement No. 115, or SFAS 159, which was issued by the FASB in February 2007. SFAS 159 permits entities the irrevocable option to choose to measure many financial assets and liabilities at fair value that are not currently required to be measured at fair value on a contract-by-contract basis. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We did not elect to adopt the fair value option under this Statement.

SFAS 157 and SFAS 159 were both effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As discussed above, both of these pronouncements were adopted by us on January 1, 2008 and are applied prospectively from that date forward. There was no material effect on our financial statements on the implementation of these standards.

Effective January 1, 2008, we also adopted Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3, which was adopted by the Emerging Issues Task Force of the Financial Accounting Standards Board, or EITF, in June 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities should be deferred and recognized as expense as the goods are delivered or the related services are performed, unless the entity does not expect the goods to be delivered or the services to be rendered. EITF 07-3 is effective for the fiscal years beginning after December 31, 2007, including interim periods within those fiscal years. There was no effect on our financial statements on the implementation of this standard.

Recently Issued Accounting Standards

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and would be applied retrospectively as a change in accounting principle for collaborative arrangements existing at the effective date. We do not anticipate that there will be a material effect on our financial statements on the adoption of this standard.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss. As of March 31, 2008, our cash and cash equivalents consisted primarily of money market funds maintained at major U.S. financial institutions. To minimize our exposure to interest rate market risk, we limit the maturities of our investments to less than two years with an average maturity not to exceed one year. Due to the short-term nature of these instruments, a 1% increase or decrease in market interest rates would not have a material adverse impact on the total value of our portfolio as of March 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation as of March 31, 2008, our chief executive officer and chief accounting officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Changes in internal controls. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves significant risks. You should carefully consider the risks described below and the other information in this Form 10-Q, including our financial statements and related notes, before you decide to invest in our common stock. If any of the following risks or uncertainties actually occurs, our business, results of operations or financial condition could be materially harmed, the trading price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are those that we currently believe may materially affect us; however, they may not be the only ones that we face. Additional risks and uncertainties of which we are unaware or currently deem immaterial may also become important factors that may harm our business. Except as required by law, we undertake no obligations to update any risk factors.

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

We have invested a significant portion of our time and financial resources since our inception in the development of CORLUX for the treatment of psychotic features of psychotic depression. We currently do not have any commercial products and we anticipate that for the foreseeable future our ability to generate meaningful revenues and achieve profitability will be solely dependent on the successful development, approval and commercialization of CORLUX for the treatment of psychotic features of psychotic depression. We have completed three Phase 3 clinical trials evaluating CORLUX for this indication. None of the first three trials met its primary or key secondary endpoints. The FDA generally requires two positive Phase 3 studies prior to the submission of an NDA or one positive Phase 3 study plus sufficient supportive data. Many factors could harm our efforts to develop and commercialize CORLUX, including:

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

Although our pivotal Phase 3 clinical trial in Cushing’s Syndrome only requires 50 patients, both site selection and enrollment could be an extended process. Delays in selection and initiation of clinical trial sites and / or patient enrollment could extend the time and cost for completion or inhibit our ability to complete the trial at all.

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

Any delays in the process of identifying and recruiting the clinical sites or identifying and screening the patients for enrollment in the study could delay the completion of the study, increase the cost or even inhibit our ability to complete the trial at all.

Our clinical trials may not demonstrate that CORLUX is safe and effective. If our clinical program for CORLUX for the treatment of the psychotic features of psychotic depression or for any other indications does not demonstrate safety and efficacy, our business will be harmed.

To gain regulatory approval from the FDA to market CORLUX, our Phase 3 clinical trials must demonstrate the safety and efficacy of CORLUX for the particular indication. Our first three Phase 3 studies evaluating CORLUX for the treatment of the psychotic features of psychotic depression did not meet their primary or key secondary endpoints. In addition to the need for an additional Phase 3 clinical trial, we are conducting, or plan to conduct, other studies in support of a potential NDA. Clinical development is a long, expensive and uncertain process and is subject to delays, and data obtained from clinical trials and supportive studies are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. While we obtained favorable results in our Phase 2 clinical trials program in psychotic depression, these results were not replicated in a robust enough way in Studies 07, 09 or 06 and are not sufficient to use by themselves as the pivotal clinical trials in an application for FDA approval. In addition, we cannot assure you that supportive studies and tests will produce favorable results.

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

Further, we may decide, or the FDA or other regulatory authorities may require us, to pursue additional clinical, pre-clinical or manufacturing studies to satisfactorily complete our NDA. For example, the FDA may require us to perform a bioequivalance study comparing our recently reformulated CORLUX clinical trial materials to the materials used in our earlier clinical trials. Additional trials or studies will require additional funding which is not assured. Also, it is possible that additional trials or studies that we decide are necessary or desirable will delay or prevent the completion of the development of CORLUX for treating psychotic depression.

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

Many other factors could delay or result in termination of our clinical trials, including, but not limited to:

•	negative or inconclusive results;

•	slow patient enrollment;

•	patient noncompliance with the protocol;

•	adverse medical events or side effects among patients during the clinical trials;

•	negative or problematic FDA inspections of our clinical operations; and

•	real or perceived lack of effectiveness or safety of CORLUX.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We are a development stage company with no current source of product revenue. We have a limited history of operations and have focused primarily on clinical trials, and if the outcome of our clinical trials supports it, we plan to seek FDA regulatory clearance to market CORLUX for the treatment of the psychotic features of psychotic depression and for the treatment of Cushing’s Syndrome. Historically, we have funded our operations primarily from the sale of our equity securities. We have incurred losses in each year since our inception in 1998. As of March 31, 2008, we had an accumulated deficit of $113.9 million. We do not know when or if we will generate product revenue. Subject to our ability to raise additional funds, we expect our research and development expenses to increase in connection with the clinical trials and other development activities for CORLUX and for other product candidates. We expect to incur significant expenses related to the preparation for commercializing CORLUX and for the product’s launch, if the FDA approves our NDA. As a result, we expect that our losses will increase for the foreseeable future. We are unable to predict the extent of any future losses or whether or when we will become profitable.

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

We have signed a Letter of Intent with a contract research organization, or CRO, that is conducting our fourth Phase 3 trial evaluating CORLUX for the treatment of the psychotic features of psychotic depression, Study 14, and anticipate signing an agreement with them to supervise and monitor clinical site performance and to perform investigator supervision, data collection and analysis for this trial. We may not be able to successfully complete the negotiations with the CRO or to maintain relationships with this or other CROs or with the clinical investigators and the clinical sites through the completion of all trial activities without delays in anticipated timing of trial activities or excessive expenditures. Our agreements place substantial responsibilities on these parties, which could result in excessive expenditures for our clinical trials if these parties fail to perform as expected. For example, if any of our clinical trial sites fail to comply with FDA-approved good clinical practices, we may be unable to use the data gathered at those sites. If these CROs, clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, we may be unable to obtain regulatory approval for, or successfully commercialize, CORLUX.

The conduct of any future clinical trials will likely also be conducted through the use of CROs and clinical research sites. The conduct, timing and cost of these trials will be subject to the same kinds of risks as discussed above.

In Study 14, our ongoing clinical trial evaluating CORLUX for the psychotic features of psychotic depression, we have engaged MedAvante to provide centralized psychiatric rating services. If patients are uncomfortable or unwilling to participate in the centralized rating process or if MedAvante is unable to provide services in a satisfactory manner over the course of the trial, we may not see any improvement in the accuracy and consistency of the psychiatric assessments.

In connection with our fourth Phase 3 trial evaluating CORLUX for the psychotic features of psychotic depression, Study 14, we have engaged MedAvante to provide centralized psychiatric rating services. MedAvante will provide centralized psychometric assessments via high resolution video-conferencing. The use of MedAvante’s centralized rating services is expected to increase the accuracy and consistency of the psychiatric assessments.

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

Our patent applications and patents licensed or issued to us may be challenged by third parties and our patent applications may not result in issued patents. For example, in 2004, Akzo Nobel filed an observation challenging the claims of our exclusively licensed European patent application with claims directed to psychotic depression. In 2005, we filed a rebuttal to the EPO that responded to the points raised by Akzo Nobel. In February 2006, the EPO allowed our patent application and in July 2006, this patent was issued. In April 2007 we received notification that there will be no opposition proceedings in Europe in regards to this patent.

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

We have an exclusive license from Stanford University to a patent covering the use of GR-II antagonists, including mifepristone, for the treatment of psychotic depression. A method of use patent covers only a specified use of a particular compound, not a particular composition of matter. All of our issued patents and all but three of our 11 U.S. patent applications are method of use patents. Because none of our issued patents covers the composition of mifepristone or any other compound, we cannot prevent others from commercializing mifepristone or any other GR-II antagonist not covered by our composition of matter patent applications in indications not covered by our method of use patents. If others receive approval to manufacture and market mifepristone or any other GR-II antagonist, physicians could prescribe mifepristone or any other GR-II antagonist for patients with psychotic depression instead of CORLUX. Although any such “off-label” use would violate our licensed patent, effectively monitoring compliance with our licensed patent may be difficult and costly. In addition, if others develop a treatment for psychotic depression that works through a mechanism which does not involve the GR-II receptor, physicians could prescribe that treatment instead of CORLUX.

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

We only have experience with CORLUX and we may determine that CORLUX is not desirable for uses other than for the treatment of the psychotic features of psychotic depression or Cushing’s Syndrome. In that event, we would have to identify and may need to secure rights to a different GR-II antagonist. For example, we do not intend to develop CORLUX for mitigation of the weight gain associated with the use of Zyprexa, even though we have reported positive results in the proof of concept study described in our Annual Report on Form 10-K. We may pursue other GR-II antagonists for this use. The compounds developed pursuant to our discovery research program may fail to generate commercially viable product candidates in spite of the resources we may dedicate to the program. Even if product candidates are identified, we may abandon further development efforts before we reach clinical trials or after expending significant expense and time conducting clinical trials due to financial constraints, concerns over safety, efficacy of the product candidates or for other reasons. Moreover, governmental authorities may enact new legislation or regulations that could limit or restrict our development efforts. If we are unable to successfully discover and commercialize new uses for GR-II antagonists, we may be unable to generate sufficient revenue to support our operations.

We will need additional capital in order to complete the development and commercialization of CORLUX and our other proprietary, selective GR-II antagonists. Additional capital may not be available to us at all or on favorable terms.

We believe that, after completing the financing transactions in March 2008, including the availability of funds under the CEFF, we have sufficient capital resources to complete the final reporting for our recently completed psychotic depression trials, to conduct our planned clinical trials in Cushing’s Syndrome, psychotic depression, and the management of weight gain induced by antipsychotic medications, and to continue development work on our proprietary, selective GR-II antagonists.

We anticipate that our existing capital resources, including the availability of funding under the CEFF, will be sufficient to fund our current operating plan into early 2010. However, our expectations are based on our currently planned clinical development and research programs for CORLUX and for certain of our proprietary, selective GR-II antagonists, which may change as a result of many factors, including:

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

We will have to perform additional clinical trials prior to submission of a New Drug Application, or NDA, for CORLUX for the treatment of the psychotic features of psychotic depression and for Cushing’s Syndrome. We may need to raise additional funds to complete the development of CORLUX for the treatment of psychotic depression and Cushing’s Syndrome. In addition, we will need to raise additional funds to prepare for the commercialization of CORLUX for either of these indications, to develop a product for weight gain management associated with antipsychotic medications, and to continue and expand the development of our proprietary, selective GR-II antagonists.

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

We cannot be certain that additional funding will be available on acceptable terms or at all. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. If we obtain funds through collaborations with others, these arrangements may be on unfavorable terms or may require us to relinquish certain rights to our technologies or product candidates, including potentially our lead product candidate that we would otherwise seek to develop on our own. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or we may be required to discontinue operations.

The Committed Equity Financing Facility (CEFF) that we entered into with Kingsbridge on March 25, 2008 may not be available to us at certain times, may generate a lower level of funding than we anticipate, may require us to make additional “blackout” or other payments to Kingsbridge, and will result in dilution to our stockholders.

The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $60.0 million or approximately 9.6 million shares, subject to certain conditions and restrictions. Based on the volume weighted average price of our common stock for the period from March 25, 2008, the date of execution of the CEFF, through May 8, 2008, the maximum amount of net proceeds that could be raised under the CEFF is approximately $28 million. The actual amount of funds that can be raised under this agreement will be dependent on the number of shares actually sold under the agreement and the market value of our stock during the pricing periods of each sale.

Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; the effectiveness and continued effectiveness of the resale registration statement; and the continued listing of our stock on the Nasdaq Capital Market. Although we filed a registration statement with the SEC on April 14, 2008, we cannot assure you that the registration statement will be declared effective or, if declared effective, that it will remain continuously effective thereafter. In addition, Kingsbridge is permitted to terminate the CEFF if it determines that a material and adverse event has occurred affecting our business, operations, properties or financial condition and if such condition continues for a period of 10 days from the date Kingsbridge provides us notice of such material and adverse event. If we are unable to access funds through the CEFF, or if the CEFF is terminated by Kingsbridge, we may be unable to access alternative capital on favorable terms or at all.

We are entitled in certain circumstances, to deliver a blackout notice to Kingsbridge to suspend the use of the resale registration statement and prohibit Kingsbridge from selling shares thereunder. If we deliver a blackout notice in the 15 trading days following the settlement of a draw down, or if the resale registration statement is not effective in circumstances not permitted by our agreement with Kingsbridge, then we must make a payment to Kingsbridge, or issue Kingsbridge additional shares in lieu of the payment, calculated on the basis of the number of shares held by Kingsbridge (exclusive of shares that Kingsbridge may hold pursuant to exercise of the Kingsbridge warrant) and the change in the market price of our common stock during the period in which the use of the resale registration statement is suspended. If the trading price of our common stock declines during a suspension of the resale registration statement, the blackout or other payment could be significant.

If we sell shares to Kingsbridge under the CEFF, or issue shares in lieu of a blackout payment, it will have a dilutive effect on the holdings of our current stockholders, and may result in downward pressure on the price of our common stock. For each draw down under the CEFF, we will issue shares to Kingsbridge at a discount of up to 10% from the volume weighted average price of our common stock. If we draw down amounts under the CEFF when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price.

We may not be able to pursue all of our product research and development opportunities if we are unable to secure adequate funding for these programs.

The costs required to start or continue many of the programs that our intellectual property allow us to consider for further development are collectively greater that the funds currently available to us. For example, we have successfully discovered three series of compounds that are specific GR-II antagonists but, unlike CORLUX, do not appear to block the progesterone receptor. Further development of these proprietary compounds or any further development stemming from our method of use patents may be delayed or cancelled if we determine that such development may jeopardize our ability to complete the clinical development of CORLUX for the treatment of psychotic depression or for Cushing’s Syndrome.

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

We may face competition from other companies who attempt to develop mifepristone for the treatment of Cushing’s Syndrome, which could limit our future revenues from the commercialization of CORLUX for the treatment of that disorder and which could have a negative impact on future revenues from the commercialization of CORLUX for any indication.

We are aware that Laboratoire HRA Pharma has received an Orphan Drug Designation in the United States and Europe for the use of mifepristone to treat a subtype of Cushing’s Syndrome and has begun a Phase II clinical trial in Europe and the United States for this indication. If this product is approved for commercialization before CORLUX, our potential future revenue could be reduced by the possibility of off-label use of mifepristone for psychotic depression or for other subtypes of Cushing’s Syndrome.

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

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended May 9, 2008 our average daily trading volume has been approximately 106,000 shares and the intra-day sales prices per share of our common stock ranged from $1.30 to $6.85. As of May 9, 2008, our officers, directors and principal stockholders control approximately 76% of our common stock. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

In addition, the stock market in general, the Nasdaq Stock Market and the market for biotechnology and life sciences companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of biotechnology and life sciences companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources.

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

The registration rights agreement covering the approximately 8.9 million shares issued in a private offering in March 2008 and an additional approximately 4.5 million shares underlying warrants issued in connection with the offering provide that if we fail to file or cause to be declared effective the registration statement or registration statements covering the resale of these shares prior to a specified deadlines, or fail to maintain the effectiveness of such registration statements (subject to limited permissible suspension periods), we will be required to pay the holders of such shares and warrants liquidated damages equal to up to 10% of the purchase price of these shares and warrants. We filed the registration statement covering the resale of the shares and shares underlying the warrants sold in this transaction with the SEC on April 11, 2008.

See the discussion above under “Risks Related to our Business— Committed Equity Financing Facility, regarding registration rights under that agreement.

If we are required to pay significant amounts under these or future registration rights agreements, it could have a material adverse effect on our financial condition and ability to finance our operations.

Our officers, directors and principal stockholders acting as a group, as well as Paperboy Ventures acting alone, will be able to significantly influence corporate actions.

As of May 9, 2008, our officers, directors and principal stockholders control approximately 76% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders. As of May 9, 2008, Paperboy Ventures LLC owns approximately 23% of our common stock. Allen Andersson, the chairman of Paperboy Ventures LLC, is a member of our board of directors. Paperboy Ventures’ ownership interest and board representation may allow it to exert significant control over us and the risks described above regarding our officers, directors and principal stockholders acting as a group are equally applicable to Paperboy Ventures acting alone.

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

Compliance with public company obligations, including the securities laws and regulations, is costly and requires significant management resources, and we may fail to comply.

We are a small company with limited resources. Until April 2004, we operated as a private company, not subject to many of the requirements applicable to public companies.

The federal securities laws and regulations, including the corporate governance and other requirements of the Sarbanes-Oxley Act of 2002, impose complex and continually changing regulatory requirements on our operations and reporting. These requirements impose comprehensive reporting and disclosure requirements, set stricter independence and financial expertise standards for audit committee members, and impose civil and criminal penalties for companies, their chief executive officers, principal financial officers and directors for securities law violations. These requirements have increased and will continue to increase our legal compliance costs, increase the difficulty and expense in obtaining director and officer liability insurance, and make it harder for us to attract and retain qualified members of our Board of Directors and/or qualified executive officers. Such developments could harm our results of operations and divert management’s attention from business operations.

In addition, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. This requirement first applied to our annual report on Form 10-K for the year ended December 31, 2007. In addition, the independent registered public accounting firm auditing our financial statements must attest to and report on the effectiveness of our internal controls over financial reporting, which requirement may first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2008. Uncertainty exists regarding our ability to comply with these requirements by applicable deadlines and to maintain compliance in future years. If we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting in 2008 or in future years or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting as of the required deadline and as of future year ends, investors could lose confidence in the reliability of our financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All Unregistered Sales of Equity Securities and the Use Of Proceeds from such sales have been previously disclosed in our Current Reports on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the first quarter of fiscal 2008.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(1)	Specimen Common Stock Certificate

4.2(1)	Amended and Restated Registration Rights Agreement by and among Corcept Therapeutics Incorporated and certain holders of preferred stock, dated as of May 8, 2001

4.3(1)	Amendment No. 1 to Amended and Restated Registration Rights Agreement by and among Corcept Therapeutics Incorporated and certain holders of preferred stock, dated as of March 16, 2004

4.4(3)	Form of Warrant issued in connection with the Securities Purchase Agreement by and among Corcept Therapeutics Incorporated and the purchasers named therein, dated March 14, 2008

4.5(3)	Warrant, dated March 25, 2008, issued to Kingsbridge Capital Limited.

10.1(3)	Securities Purchase Agreement by and among Corcept Therapeutics Incorporated and the purchasers named therein, dated March 14, 2008.

10.2(3)	Registration Rights Agreement by and among Corcept Therapeutics Incorporated and the investors signatory thereto, dated March 14, 2008.

10.3(3)	Common Stock Purchase Agreement, by and between Kingsbridge Capital Limited and Corcept Therapeutics Incorporated dated as of March 25, 2008.

10.4(3)	Registration Rights Agreement by and between Corcept Therapeutics Incorporated and Kingsbridge Capital Limited, dated as of March 25, 2008.

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Anne M. LeDoux.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Anne M. LeDoux.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) initially filed by the registrant with the SEC on February 10, 2004.

(2)	Incorporated by reference to the Registrants Current Report on Form 8-K filed September 27, 2007.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on March 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date: May 13, 2008	/s/ JOSEPH K. BELANOFF
Joseph K. Belanoff, M.D. Chief Executive Officer

Date: May 13, 2008	/s/ Anne M. LeDoux
Anne M. LeDoux Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(1)	Specimen Common Stock Certificate

4.2(1)	Amended and Restated Registration Rights Agreement by and among Corcept Therapeutics Incorporated and certain holders of preferred stock, dated as of May 8, 2001

4.3(1)	Amendment No. 1 to Amended and Restated Registration Rights Agreement by and among Corcept Therapeutics Incorporated and certain holders of preferred stock, dated as of March 16, 2004

4.4(3)	Form of Warrant issued in connection with the Securities Purchase Agreement by and among Corcept Therapeutics Incorporated and the purchasers named therein, dated March 14, 2008

4.5(3)	Warrant, dated March 25, 2008, issued to Kingsbridge Capital Limited.

10.1(3)	Securities Purchase Agreement by and among Corcept Therapeutics Incorporated and the purchasers named therein, dated March 14, 2008.

10.2(3)	Registration Rights Agreement by and among Corcept Therapeutics Incorporated and the investors signatory thereto, dated March 14, 2008.

10.3(3)	Common Stock Purchase Agreement, by and between Kingsbridge Capital Limited and Corcept Therapeutics Incorporated dated as of March 25, 2008.

10.4(3)	Registration Rights Agreement by and between Corcept Therapeutics Incorporated and Kingsbridge Capital Limited, dated as of March 25, 2008.

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Anne M. LeDoux.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Anne M. LeDoux.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) initially filed by the registrant with the SEC on February 10, 2004.

(2)	Incorporated by reference to the Registrants Current Report on Form 8-K filed September 27, 2007.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on March 31, 2008.