Form 10-Q
period 2008-06-30
CORCEPT THERAPEUTICS INC
filed 2008-08-14
CIK 1088856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one.)

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not complete if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On August 9, 2008 there were 48,877,751 shares of common stock outstanding at a par value $.001 per share.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(In thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$26,123	$11,433
Short-term investments	—	5,933
Prepaid expenses and other current assets	1,638	290

Total current assets	27,761	17,656
Property and equipment, net of accumulated depreciation	18	25
Other assets	64	63

Total assets	$27,843	$17,744

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,098	$1,115
Accrued clinical expenses	414	879
Accrued compensation	166	637
Obligations under capital lease, short-term	11	13
Other accrued liabilities	228	350

Total current liabilities	1,917	2,994
Obligations under capital lease, long-term	12	16
Commitments
Stockholders’ equity:
Preferred stock	—	—
Common stock	48	40
Additional paid-in capital	150,304	124,822
Notes receivable from stockholders	(6,101)	(107)
Deferred compensation	(1)	(13)
Deficit accumulated during the development stage	(118,336)	(110,011)
Accumulated other comprehensive income	—	3

Total stockholders’ equity	25,914	14,734

Total liabilities and stockholders’ equity	$27,843	$17,744

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

					Period from inception (May 13, 1998) to June 30, 2008
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Collaboration revenue	$—	$374	$—	$482	$776

Operating expenses:
Research and development*	3,277	1,160	6,126	2,761	91,783
General and administrative*	1,410	793	2,643	1,928	31,783

Total operating expenses	4,687	1,953	8,769	4,689	123,566

Loss from operations	(4,687)	(1,579)	(8,769)	(4,207)	(122,790)

Interest and other income, net	298	164	455	261	4,737
Other expense	(7)	(2)	(11)	(6)	(283)

Net loss	$(4,396)	$(1,417)	$(8,325)	$(3,952)	$(118,336)

Basic and diluted net loss per share	$(0.09)	$(0.04)	$(0.19)	$(0.13)

Weighted average shares outstanding used in computing basic and diluted net loss per share	48,473	34,742	44,354	30,361

*Includes non-cash stock-based compensation consisting of the following:
Research and development	$67	$56	$132	$85	$4,876
General and administrative	344	(108)	694	113	7,344

Total non-cash stock-based compensation	$411	$(52)	$826	$198	$12,220

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

			Period from inception (May 13, 1998) to June 30, 2008
	Six Months Ended June 30,
	2008	2007
Operating activities
Net loss	$(8,325)	$(3,952)	$(118,336)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization of property and equipment	7	6	95
Expense related to stock options, net of reversals	822	198	11,862
Expense related to stock issued for services or in conjunction with license agreement	4	—	79
Expense related to stock issued below fair value	—	—	522
Interest accrued on convertible promissory note	—	—	104
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,348)	(544)	(1,638)
Other assets	(1)	3	(64)
Accounts payable	(17)	(610)	1,098
Accrued clinical	(465)	(1,476)	414
Other liabilities	(593)	(7)	394

Net cash used in operating activities	(9,916)	(6,382)	(105,470)

Investing activities
Purchases of property and equipment	—	—	(54)
Purchases of short-term and long-term investments	—	—	(114,726)
Sales and maturities of short-term investments	5,930	550	114,726

Net cash provided by (used in) investing activities	5,930	550	(54)

Financing activities
Proceeds from issuance of common stock and warrants, net of note receivable and cash paid for issuance costs	18,676	8,868	89,579
Proceeds from issuance of convertible preferred stock, net of cash paid for issuance costs	—	—	40,378
Proceeds from issuance of convertible notes	—	—	1,543
Proceeds from repayment of stockholder notes	6	14	183
Principal payments of obligations under capital leases	(6)	(7)	(36)

Net cash provided by financing activities	18,676	8,875	131,647

Net increase in cash and cash equivalents	14,690	3,043	26,123
Cash and cash equivalents, at beginning of period	11,433	8,906	—

Cash and cash equivalents, at end of period	$26,123	$11,949	$26,123

Supplemental disclosure of non-cash financing activities
Conversion of convertible promissory notes and accrued interest
- to convertible preferred stock	$—	$—	$1,111

- to common stock	$—	$—	$534

Issuance of note receivable for sale of common stock and warrants	$6,000	$—	$6,000

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

The accompanying unaudited balance sheet as of June 30, 2008, statements of operations for the three and six-month periods ended June 30, 2008 and 2007, and statements of cash flows for the six-month periods ended June 30, 2008 and 2007 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2007 has been derived from audited financial statements at that date.

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

Fair Value Measurements

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

Recently Adopted Accounting Standards

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

As of June 30, 2008, all of the Company’s financial assets were invested in money market funds, which can be converted to cash at par on demand. In accordance with SFAS 157, these investments were measured at fair value on a recurring basis and were categorized as Level 1 in the Company’s fair value hierarchy for its financial assets.

3.	Commitments

The Company entered into an agreement with MedAvante, Inc., effective March 17, 2008, for the provision of centralized psychiatric rating services of patients to be screened and enrolled in our current Phase 3 clinical trial evaluating CORLUX for the treatment of the psychotic features of psychotic depression. The total commitment under this agreement is approximately $4.1 million, which will be incurred over the course of the trial. This agreement may be terminated by Corcept with 30 days notice to MedAvante. In the event of termination, the Company is obligated to pay certain costs including costs incurred to date, costs associated with any non-cancellable commitments for video service connectivity and costs of staff assigned to the project for a period of three months or until such time as they can be assigned to other projects, whichever is less.

In April 2008, the Company signed an agreement with a Clinical Research Organization (CRO) to provide clinical services for our upcoming study of CORLUX for the mitigation of weight gain induced by an atypical antipsychotic medication, Risperdal, for a total commitment of approximately $1.0 million, which will be expended over the course of the trial. This agreement can be terminated on 45-days written notice.

On June 4, 2008 the Company executed a Master Service Agreement (MSA) and a Project Contract (Contract), with ICON Clinical Research, LP (ICON) to assist the Company in various clinical trial activities, including the selection of clinical sites, supervision and monitoring of clinical site performance, data collection and analysis in connection with Study 14, the Company’s current Phase 3 trial, to confirm the utility of CORLUX for the treatment of the psychotic features of psychotic depression. The total commitment under this agreement is estimated to be approximately $16.1 million over the course of the trial, which includes the work under the Letter of Intent that the Company had signed with ICON in November 2007. The actual timing of expense recognition and payments will depend upon various factors, including the timing of site initiation, the pace of patient enrollment, the fees negotiated with site investigators, the timing of other trial activities and the timing of payments of pass-through costs, such as grants to investigators and laboratory services. The Contract may be terminated by the Company at any time upon sixty days’ written notice, or sooner based on mutual agreement of the parties. Upon termination, the Company would be obligated to pay ICON for services performed and pass-through costs incurred to the date of termination plus a cancellation fee to compensate the CRO for staff reallocation costs.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

4.	Capital Stock and Stock Note Receivable

On March 25, 2008, the Company sold approximately 8.9 million shares of its common stock at a price of $2.77 per share and warrants to purchase approximately 4.5 million shares of its common stock, at a price of $0.125 per warrant in a private placement (the March 2008 Financing). The warrants have a seven year term and an exercise price of $2.77 per share. One investor financed the purchase of its securities in this transaction with a promissory note to the Company in the amount of $6.0 million. The note receivable is payable on or before September 30, 2008, bears interest to the Company at a rate of 9.25% per annum as of June 30, 2008; is a full recourse note and is secured by a pledge agreement with the securities purchased being held by the Company as collateral for the note. The March 2008 Financing generated proceeds of approximately $25 million, net of costs of issuance, assuming payment is received on the note.

The registration rights agreement covering the approximately 8.9 million shares issued in the March 2008 Financing and the additional approximately 4.5 million shares underlying warrants issued in connection with that offering provides that if the Company fails to file or cause to be declared effective the registration statement or registration statements covering the resale of these shares prior to specified deadlines, or fails to maintain the effectiveness of such registration statements (subject to limited permissible suspension periods), the Company may be required to pay the holders of such shares and warrants liquidated damages at the rate of 1% per month of the purchase price of these shares and warrants, up to a total of 10%. While the Company filed the registration statement covering the resale of the shares sold and shares underlying the warrants sold in this transaction with the Securities and Exchange Commission (SEC) on April 11, 2008, within the time period required by the agreement, this registration statement has not been declared effective by the SEC as of the date of filing of this Form 10-Q and the Company may be obligated to pay the investors in this transaction liquidated damages of up to $250,000 per month from July 8, 2008 until a registration statement covering these shares is declared effective.

On March 25, 2008, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge), a private investment group. Under the terms of the agreement, Kingsbridge has committed to provide up to $60 million of capital in exchange for newly-issued shares of Corcept’s common stock for a period of up to three years after the SEC declares effective the registration statement filed by Corcept covering the resale of the shares of common stock issuable in connection with the CEFF and the shares of common stock underlying the warrant discussed below. The maximum number of shares that can be sold by Corcept under this agreement is approximately 9.6 million shares. Based on the volume weighted average price on the NASDAQ Capital Market for the Company’s common stock for the period from March 25, 2008, the date of the signing of the Kingsbridge CEFF, through August 6, 2008, the maximum amount of net proceeds available under the CEFF is projected to be approximately $24 million. Under the terms of the agreement, the determination of the exact timing and amount of any CEFF financings will be made solely by Corcept, subject to certain conditions. The actual amount of funds that can be raised under this agreement will be dependent on the number of shares actually sold under the agreement and the market value of Corcept’s stock during the pricing periods of each sale.

See Note 8 – Subsequent Events for a discussion of common stock sold to Kingsbridge under the CEFF in July and early August 2008.

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

At the time of the signing of the CEFF agreements, the warrant issued to Kingsbridge and the shares of common stock issuable under the CEFF, and the shares issuable upon the exercise of the warrant, were not registered under the Securities Act, or state securities laws, and may not be offered or sold in the United States without being registered with the SEC or through an applicable exemption from SEC registration requirements. On June 10, 2008, the SEC declared effective the Company’s initial registration statement covering the resale of approximately 3.9 million shares, which includes approximately 3.6 million of the shares issuable under the CEFF and the shares issuable upon the exercise of the warrant. This registration statement covers approximately 37% of the 9.6 million shares of our common stock issuable pursuant to the CEFF and all of the 330,000 shares of our common stock issuable upon exercise of the warrant issued to Kingsbridge.

The Company intends to file additional registration statements covering the resale of additional shares of our common stock issuable pursuant to the CEFF beginning at the later of 60 days after Kingsbridge and its affiliates have resold substantially all of the securities registered for sale under the initial registration statement or six months after the effective date of this registration statement. These subsequent registration statements are subject to the Company’s ability to prepare and file them and to review and comment by the Staff of the SEC, as well as consent by our independent registered accounting firm. Therefore, the timing of effectiveness of these subsequent registration statements becoming effective cannot be assured. The effectiveness of these subsequent registration statements is a condition precedent to our ability to sell the shares of common stock subject to these subsequent registration statements to Kingsbridge under the CEFF.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

5.	Stock Option Plans

Stock Option Plans

Effective January 1, 2008, the Board of Directors authorized an increase of 790,970 shares in the shares available under the 2004 Equity Incentive Plan (the “2004 Plan”), which amount is based on 2% of the shares of the Company’s common stock outstanding as of December 31, 2007 pursuant to the terms of the 2004 Plan.

6.	Comprehensive Loss

Comprehensive loss is comprised of net loss and the change in unrealized gains and losses on available-for-sale securities. The following table presents the components of comprehensive loss for the periods presented. All figures are in thousands.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss as reported	$(4,396)	$(1,417)	$(8,325)	$(3,952)
Change in unrealized gain	—	—	(3)	—

Comprehensive net loss	$(4,396)	$(1,417)	$(8,328)	$(3,952)

7.	Net Loss Per Share

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

	June 30,
	2008	2007
	(in thousands)
Warrants Outstanding	4,792	—
Stock options outstanding	4,321	3,822

Total	9,113	3,822

8.	Subsequent Events

Since June 30, 2008, the Company sold a total of 404,587 shares of common stock to Kingsbridge under the CEFF at an average discounted price of $1.85 per share, for total proceeds of $750,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended and should be read in conjunction with the “Risk Factors” section of this Form 10-Q. All statements contained in this Form 10-Q other than statements of historical fact are forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements may include, but are not limited to, statements about:

•	the progress and timing of our research, development and clinical programs and the timing of regulatory activities;

•	the timing of the market introduction of CORLUX® and future product candidates, including CORT 108297;

•	estimates of the dates by which we expect to report results of our clinical trials and the anticipated results of these trials;

•	our ability to market, commercialize and achieve market acceptance for CORLUX or other future product candidates;

•	uncertainties associated with obtaining and enforcing patents;

•	our estimates for future performance; and

•	our estimates regarding our capital requirements and our needs for, and ability to obtain, additional financing.

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

We reported the results of Study 06, the last of the three Phase 3 trials during 2007. These results indicated that this study did not achieve statistical significance with respect to the primary endpoint, 50% improvement in the Brief Psychiatric Rating Scale Positive Symptom Subscale, or BPRS PSS, at Day 7 and at Day 56. However, there was a statistically significant correlation between the plasma levels of CORLUX and clinical outcome. Patients whose plasma levels rose above a predetermined threshold statistically separated from both those patients whose plasma levels were below the threshold and those patients who received placebo. In particular, those patients in Study 06 who achieved a predetermined level of 1661 nanograms of CORLUX per milliliter of plasma separated from the placebo group with statistical significance on the primary endpoint. Conversely, at substantially lower plasma levels, there was no distinguishable difference in response rates between patients who received CORLUX and those receiving placebo. This study confirms a similar finding in Study 07 that at higher plasma levels the drug candidate is able to demonstrate desired clinical effects. Further, the incidence of serious adverse events did not differ between placebo and any of the three CORLUX dose groups.

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

We believe that the confirmation of a correlation between drug concentration and clinical response, as well as other observations from Study 06 and our other two completed Phase 3 clinical trials, serves as a strong basis for our current Phase 3 study (Study 14), which commenced enrollment in March of 2008. The protocol for this trial incorporates what we have learned from the three completed trials to address the established relationship between increased drug plasma levels and clinical response and attempts to decrease the random variability observed in the results of the psychometric instruments used to measure efficacy. In Study 06, Corcept prospectively tested and confirmed that patients whose plasma levels rose above a predetermined threshold statistically separated from both those patients whose plasma levels were below the threshold and those patients who received placebo; this threshold was established from data produced in earlier studies. As expected, patients who took 1200 mg of CORLUX developed higher drug plasma levels than patients who received lower doses. Further, there was no discernable difference in the incidence of adverse events between placebo and any of the three CORLUX dose groups in Study 06. Based on this information, we are using a CORLUX dose of 1200 mg once per day for seven days in Study 14. We believe that this change in dose, as well as other modifications to the protocol, should allow us to demonstrate the efficacy of CORLUX in the treatment of the psychotic symptoms of psychotic depression. We currently anticipate that we will have a sufficient number of patients enrolled in this study by late 2009 to enable the independent data safety monitoring board to perform an interim analysis of the safety and top-line efficacy results from the first half of the study.

Cushing’s Syndrome

In July 2007, we received Orphan Drug Designation from the FDA for CORLUX for the treatment of Cushing’s Syndrome. Cushing’s Syndrome is a disorder caused by prolonged exposure of the body’s tissues to high levels of the hormone cortisol. Sometimes called “hypercortisolism,” it is relatively rare and most commonly affects adults aged 20 to 50. An estimated 10 to 15 of every one million people are newly diagnosed each year.

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

During the first quarter of 2008, we began preparations for additional studies with CORLUX to mitigate the weight gain induced by other atypical antipsychotic medications. The first of these studies is expected to commence later this year.

Research

In early 2003, we initiated a discovery research program to identify and patent selective GR-II antagonists to develop a pipeline of products for proprietary use. Three distinct series of GR-II antagonists were identified. Composition of matter patents on two of the series have been allowed in Europe, while substantive examination in the corresponding United States applications has not yet begun. United States and European applications have been filed for composition of matter patents in the third series, and are currently undergoing substantive examination. These compounds appear to be as potent as our lead product CORLUX in blocking cortisol but, unlike CORLUX, they do not appear to block the PR (progesterone), ER (estrogen), AR (androgen) or GR-I (mineralocorticoid) receptors.

We have signed agreements with our contract research scientists to continue our discovery research activities on new compounds through December 2008.

New Chemical Entity – CORT 108297

In 2007, we commenced a human microdosing study of one of our newly identified selective GR-II antagonists, CORT 108297, with Xceleron Limited utilizing their Accelerator Mass Spectrometry, technology. In this microdosing study, we evaluated CORT 108297, a compound which develops particularly high plasma and brain concentrations in an animal model. On May 1, 2008, we announced the results from this study, which demonstrated that CORT 108297 was extremely well absorbed, demonstrated good bioavailability and had a half-life that appears compatible with once-a-day oral dosing. In addition, further pharmacokinetic testing of CORT 108297 in a rat model indicated that a ten-fold increase in oral dose (5 milligrams per kilograms to 50 milligrams per kilograms) led to a proportional increase in the amount of compound detected in plasma.

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

We are in the development stage and have incurred significant losses since our inception. We have not generated any revenue through June 2008 other than the revenue under the collaboration agreement with Lilly, and do not expect to generate significant revenue for the foreseeable future. As of June 30, 2008, we had an accumulated deficit of $118.3 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for CORLUX, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing process development and regulatory activities, as well as general and administrative expenses. We expect to continue to incur net losses over at least the next several years as we continue our CORLUX clinical development program, apply for regulatory approvals, initiate development of newly identified GR-II antagonists for various indications, continue our discovery research program, acquire and develop treatments in other therapeutic areas, establish sales and marketing capabilities and expand our operations.

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

Results of Operations

Collaboration revenue - Collaboration revenue relates to services rendered in connection with our agreement with Lilly discussed above under the caption “Overview-Management of Weight Gain induced by Antipsychotics.” Under the agreement, Lilly agreed to supply Zyprexa and pay for the costs of the study. We were required to perform development activities as specified in this agreement and we were reimbursed based on the costs associated with the conduct of the trial and the preparation and packaging of clinical trial materials. Revenue was recognized as the services were rendered in accordance with the agreement.

During the quarter and six-months ended June 30, 2007, we recognized revenue of approximately $374,000 and $482,000 respectively, under this agreement. There was no revenue recognized under the agreement during the second quarter and first half of 2008 and we do not expect that there will be significant revenue under this agreement in the future as the majority of the activities were completed during 2007.

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

Research and development expenses increased 183% to $3.3 million for the three-month period ended June 30, 2008, from $1.2 million for the three-month period ended June 30, 2007. For the six-month period ended June 30, 2008, research and development expenses increased 122% to $6.1 million from $2.8 million for the six-month period ended June 30, 2007. The increase in expenses reflects clinical trial cost increases of approximately $1.2 million and $2.1 million, respectively, for the current quarter and year-to-date periods as compared to the same periods of 2007, related to new trials in psychotic depression and Cushing’s Syndrome, which were partially offset by decreases of approximately $555,000 and $1.5 million, respectively, due to the substantial completion of our earlier Phase 3 clinical trials for psychotic depression and our proof of concept study in the mitigation of olanzapine induced weight gain in 2007. During the three- and six-month periods ended June 30, 2008 as compared to the similar periods in 2007, there were also increases in contract research expenses of approximately $410,000 and $1.0 million, respectively, due to basic research work on new chemical compounds and the initiation of the micro-dosing study on a selected compound, increases in manufacturing expenses of approximately $715,000 and $1.1 million, respectively, due to the acquisition and manufacture of materials for the new clinical trials and manufacturing process development. In addition, during the three- and six-month periods ended June 30, 2008, as compared to the similar periods in 2007, there were increases in consulting expenses of approximately $190,000 and $315,000, respectively, and in staffing costs of approximately $120,000 and $240,000, respectively, which included increases in non-cash stock-based compensation of approximately $10,000 and $40,000, respectively.

Below is a summary of our research and development expenses by major project:

	Three Months Ended June 30,		Six Months Ended June 30,
Project	2008	2007	2008	2007
	(in thousands)
CORLUX for the treatment of the psychotic features of psychotic depression	$2,266	$609	$3,849	$1,955
CORLUX for other clinical programs	478	440	1,041	661
Drug discovery research	466	55	1,104	60
Stock-based compensation	67	56	132	85

Total research and development expense	$3,277	$1,160	$6,126	$2,761

We expect that research and development expenditures will increase during the remainder of 2008 as compared to 2007 due to the commencement of Phase 3 studies in Cushing’s Syndrome and psychotic depression, the clinical trials to further evaluate the management of weight gain induced by antipsychotic medications, and continued development of our proprietary selective GR-II antagonists. Research and development expenses in 2009 and future years will be largely dependent on the availability of additional funds to finance clinical development plans. See also, the “Liquidity and Capital Resources” section in this Form 10-Q.

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

General and administrative expenses increased 78% to $1.4 million for the three-month period ended June 30, 2008, from approximately $795,000 for the three-month period ended June 30, 2007. For the six-month period ended June 30, 2008, general and administrative expenses increased 37% to $2.6 million from $1.9 million for the six-month period ended June 30, 2007. The increase in costs between years was primarily related to combined increases in staffing and consultancy costs of approximately $490,000 and $610,000, respectively, for the three- and six-month periods ended June 30, 2008 as compared to the same periods in 2007, which included increases in non-cash stock-based compensation of approximately $450,000 and $580,000, respectively. The increases in stock-based compensation were due to costs associated with additional stock options and to the inclusion in the second quarter of 2007 of a reversal of approximately $395,000 of stock-compensation expense in connection with the resignation of an employee, which represented the excess of expense under the graded vesting method as compared with the expense associated with stock options that actually vested prior to this termination. In addition, legal and professional services increased by approximately $110,000 and $80,000 for the three- and six-month periods ended June 30, 2008 as compared to the same periods in 2007.

The amount of general and administrative expenses in the remainder of 2008 and future years will be largely dependent on our assessment of the staff necessary to support our continued clinical development activities and the availability of additional funds. See also, the discussion below under the sub-caption - Liquidity and Capital Resources.

Interest and other income, net. Interest and other income, net of investment management fees, was approximately $300,000 and $455,000, respectively, for the three- and six-month periods ended June 30, 2008, as compared to approximately $165,000 and $260,000, respectively, for the same periods in 2007. Interest income includes approximately $110,000 and $120,000, respectively, for the three- and six-month periods ended June 30, 2008 that was earned on the note receivable issued in connection with the March 2008 Financing. The remainder of the increase was attributable to increased interest on investments due to higher average balance of invested funds.

Other expense. Other expense was approximately $7,000 and $11,000, respectively for the three- and six-month periods ended June 30, 2008, as compared to $2,000 and $6,000, respectively, for the same periods in 2007. Other expense includes interest expense on capitalized leases and state tax on capital which is based on our projected capital and asset positions as of each year-end.

Liquidity and Capital Resources

We have incurred operating losses since inception, and at June 30, 2008, we had a deficit accumulated during the development stage of $118.3 million. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities to fund our operations.

On March 25, 2008, we sold approximately 8.9 million shares of our common stock at a price of $2.77 per share and warrants to purchase approximately 4.5 million shares of our common stock, at a price of $0.125 per warrant in a private placement. The warrants have a seven year term and an exercise price of $2.77 per share. We refer to this transaction as the March 2008 Financing. One investor financed the purchase of its securities in this transaction with a promissory note to the Company in the amount of $6.0 million. The note receivable is payable on or before September 30, 2008, bears interest to the Company at a rate of 9.25% per annum as of June 30, 2008; is a full recourse note and is secured by a pledge agreement with the securities purchased being held by the Company as collateral for the note. The March 2008 Financing will have generated total proceeds of approximately $25 million, after deducting the costs of issuance, assuming payment is received on the note. The registration rights agreement covering the securities sold in this financing provides that if we fail to file or cause to be declared effective the registration statement or registration statements covering the resale of these shares prior to specified deadlines, we may be required to pay the holders of such shares and warrants liquidated damages at the rate of 1% per month of the purchase price of these shares and warrants, up to a total of 10%. While we filed the registration statement covering the resale of the shares sold and shares underlying the warrants sold in this transaction with the SEC on April 11, 2008, within the time period required in the agreement, this registration statement has not been declared effective by the SEC as of the date of the filing of this Form 10-Q and we may be obligated to pay liquidated damages to investors in this financing at a rate of up to $250,000 per month from July 8, 2008 until a registration statement covering these shares is declared effective.

On March 25, 2008, we entered into a Committed Equity Financing Facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge, a private investment group. Under the terms of the agreement, Kingsbridge has committed to provide us with up to $60 million of capital in exchange for newly-issued shares of our common stock for a period of up to three years. The maximum number of shares that we can sell to Kingsbridge under this agreement is approximately 9.6 million shares. Under the terms of the agreement, the determination of the exact timing and amount of any CEFF financings will be made solely by us, subject to certain conditions. Since June 30, 2008, we sold a total of 404,587 shares of common stock to Kingsbridge under the CEFF for total proceeds of approximately $750,000. Based on the volume weighted average price on the NASDAQ Capital Market for the Company’s common stock for the period from March 25, 2008, the date of the signing of the Kingsbridge CEFF, through August 6, 2008, the maximum amount of net proceeds available under the CEFF is projected to be approximately $24 million. The actual amount of funds that can be raised under this agreement will be dependent on the number of shares actually sold under the agreement and the market value of Corcept’s stock during the pricing periods of each sale. See the discussion in Part II, Item IA – Risk Factors of this Form 10-Q for a discussion of risks associated with the CEFF.

At June 30, 2008, we had cash, cash equivalents and investments balances of $26.1 million, compared to $17.4 million at December 31, 2007. As discussed above, this does not include the $6 million proceeds from the March 2008 Financing that is the subject of the note receivable. Net cash used in operating activities for the six-month period ended June 30, 2008 was $9.9 million as compared to $6.4 million in the same period of 2007. The use of cash in each period was primarily a result of net losses associated with our research and development activities and amounts incurred to develop our administrative infrastructure. We expect cash used in operating activities to increase during the remainder of 2008 and later years due to the continuation and expansion of our development programs for psychotic depression, Cushing’s Syndrome and the management of weight gain induced by atypical antipsychotic medications, research activities, commercialization activities and general and administrative expenses.

We believe that, with the completion of these March 2008 financing transactions, including the availability of funding under the CEFF, we will have sufficient capital resources to fund our current operating plan into early 2010, which will include the completion of the final reporting for our recently completed psychotic depression trials, the conduct of clinical trials in Cushing’s Syndrome, psychotic depression, and the management of weight gain induced by antipsychotic medications, and continued development work on our proprietary, selective GR-II antagonists. Our projections include an estimate of proceeds from a variable funding source based on the calculations discussed in paragraph above. (See Part II, Item IA—Risk Factors of this Form 10-Q for a discussion of risks related to the CEFF.)

We may have to perform additional clinical trials prior to submission of NDAs for CORLUX for the treatment of the psychotic features of psychotic depression or for Cushing’s Syndrome. We may need to raise additional funds to complete the development of CORLUX for the treatment of psychotic depression and for Cushing’s Syndrome. In addition, we will need to raise additional funds to prepare for the commercialization of CORLUX for either of these indications, to develop a product for weight gain management associated with the use of antipsychotic medications and to continue and expand the development of our proprietary selective GR-II antagonists.

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

Contractual Obligations and Commercial Commitments

In March 2008, we signed an agreement with MedAvante, Inc., to provide centralized psychiatric rating services of patients to be screened and enrolled in our current Phase 3 clinical trial evaluating CORLUX for the treatment of the psychotic features of psychotic depression. The total commitment under this agreement is approximately $4.1 million. Approximately $1.4 million of this cost will be incurred during 2008, with the remainder occurring over the course of the trial. This agreement may be terminated by Corcept with 30 days notice to MedAvante.

In April 2008, we signed an agreement with a Clinical Research Organization (CRO) to provide clinical services for our upcoming study of CORLUX for the mitigation of weight gain induced by an atypical antipsychotic medication, Risperdal, for a total commitment of approximately $1.0 million, which will be expended over the course of the trial. This agreement can be terminated on 45-days written notice. Approximately $650,000 of these costs are expected to be incurred during 2008, with the remainder to be incurred in 2009.

On June 4, 2008, we executed a Master Service Agreement (MSA) and a Project Contract (Contract), with ICON Clinical Research, LP (ICON) to assist the Company in various clinical trial activities, including the selection of clinical sites, supervision and monitoring of clinical site performance, data collection and analysis in connection with Study 14, the Company’s current Phase 3 trial, to confirm the utility of CORLUX for the treatment of the psychotic features of psychotic depression. The total commitment under this agreement is estimated to be approximately $16.1 million over the course of the trial, which includes the work under the Letter of Intent that the Company had signed with ICON in November 2007. The Company currently expects costs incurred under this Contract to be approximately $3.7 million through the end of 2008, with the remainder being incurred over the course of the trial. The actual timing of expense recognition and payments will depend upon various factors, including the timing of site initiation, the pace of patient enrollment, the fees negotiated with site investigators, the timing of other trial activities and the timing of payments of pass-through costs, such as grants to investigators and laboratory services. The Contract may be terminated by the Company at any time upon sixty days’ written notice, or sooner based on mutual agreement of the parties. Upon termination, the Company would be obligated to pay ICON for services performed and pass-through costs incurred to the date of termination plus a cancellation fee to compensate the CRO for staff reallocation costs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of June 30, 2008, with the exception of the operating lease for our office space. The operating lease, originally signed in 2005 was effective for a 30 month term, from July 2005 through December 2007 at a monthly rental of approximately $14,000, plus operating expenses. In July 2007, we extended the lease through December 2008 at a monthly rental of approximately $20,000, plus operating expenses.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. During the six-month period ended June 30, 2008, we have adopted the following polices due to implementation of new accounting pronouncements:

Recently Adopted Accounting Standards

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157, which was issued by the Financial Accounting Standards Board, or the FASB, in September 2006, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 with respect to our financial assets and liabilities only. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss. As of June 30, 2008, our cash and cash equivalents consisted primarily of money market funds maintained at major U.S. financial institutions. To minimize our exposure to interest rate market risk, we limit the maturities of our investments to less than two years with an average maturity not to exceed one year. Due to the short-term nature of these instruments, a 1% increase or decrease in market interest rates would not have a material adverse impact on the total value of our portfolio as of June 30, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation as of June 30, 2008, our chief executive officer and chief accounting officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Changes in internal controls. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Cushing’s Syndrome is a rare disorder. An estimated 10 to 15 of every one million people are newly diagnosed each year.

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

During the development of CORLUX, we have been engaged in dialogue with the FDA to determine an acceptable development plan which would enable the FDA to complete its review in a satisfactory manner. Because the results of our recently completed Phase 3 trials evaluating CORLUX for treatment of the psychotic features of psychotic depression did not meet their primary endpoints, the FDA will require us to pursue an additional clinical trial to demonstrate the safety and/or efficacy of CORLUX for this indication. The FDA generally requires two positive Phase 3 studies or one positive Phase 3 study with other supportive data to be completed prior to the submission of an NDA. For example, in March 2006, the FDA recommended that we conduct a dose proportionality study and other studies to determine whether there are interactions between CORLUX and some commonly used drugs. We have expanded our development plan to include the supportive studies that we anticipate will be required, based on our knowledge at the present time. In addition, the FDA may require us to pursue additional supportive studies. We are continuing our dialogue with the FDA to define any additional data needed to complete an NDA.

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

We are a development stage company with no current source of product revenue. We have a limited history of operations and have focused primarily on clinical trials, and if the outcome of our clinical trials supports it, we plan to seek FDA regulatory clearance to market CORLUX for the treatment of the psychotic features of psychotic depression and for the treatment of Cushing’s Syndrome. Historically, we have funded our operations primarily from the sale of our equity securities. We have incurred losses in each year since our inception in 1998. As of June 30, 2008, we had an accumulated deficit of $118.3 million. We do not know when or if we will generate product revenue. Subject to our ability to raise additional funds, we expect our research and development expenses to increase in connection with the clinical trials and other development activities for CORLUX and for other product candidates. We expect to incur significant expenses related to the preparation for commercializing CORLUX and for the product’s launch, if the FDA approves our NDA. As a result, we expect that our losses will increase for the foreseeable future. We are unable to predict the extent of any future losses or whether or when we will become profitable.

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

We have signed an agreement with a contract research organization, or CRO, that is conducting our ongoing Phase 3 trial evaluating CORLUX for the treatment of the psychotic features of psychotic depression, Study 14, to supervise and monitor clinical site performance and to perform investigator supervision, data collection and analysis for this trial. We may not be able to maintain relationships with this or other CROs or with the clinical investigators and the clinical sites through the completion of all trial activities without delays in anticipated timing of trial activities or excessive expenditures. Our agreements place substantial responsibilities on these parties, which could result in excessive expenditures for our clinical trials if these parties fail to perform as expected. For example, if any of our clinical trial sites fail to comply with FDA-approved good clinical practices, we may be unable to use the data gathered at those sites. If these CROs, clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, we may be unable to obtain regulatory approval for, or successfully commercialize, CORLUX.

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

In connection with our ongoing Phase 3 trial evaluating CORLUX for the psychotic features of psychotic depression, Study 14, we have engaged MedAvante to provide centralized psychiatric rating services. MedAvante will provide centralized psychometric assessments via high resolution video-conferencing. The use of MedAvante’s centralized rating services is expected to increase the accuracy and consistency of the psychiatric assessments.

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

Even if the FDA approves CORLUX for the treatment of the psychotic features of psychotic depression, for the treatment of Cushing’s Syndrome or any other indication, physicians may not adopt CORLUX. Physicians will recommend the use of CORLUX only if they determine, based on experience, clinical data, side effect profiles and other factors, that it is preferable to other products or treatments then in use. Acceptance of CORLUX among influential practitioners may be essential for market acceptance of CORLUX.

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

To develop additional potential sources of revenue, we believe that we must identify and develop additional product candidates. We own or have exclusively licensed issued U.S. patents covering the use of GR-II antagonists to treat psychotic depression, weight gain following treatment with antipsychotic medication, early dementia, mild cognitive impairment, psychosis associated with cocaine addiction, delirium, ECT, gastroesophageal reflux disease, Down’s Syndrome and stress disorders, in addition to nine U.S. method of use patent applications covering GR-II antagonists for the treatment of a number of other metabolic and psychiatric disorders and three U.S. composition of matter patent applications covering specific GR-II antagonists.

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

We only have experience with CORLUX and we may determine that CORLUX is not desirable for uses other than for the treatment of the psychotic features of psychotic depression or Cushing’s Syndrome. In that event, we would have to identify and may need to secure rights to a different GR-II antagonist. For example, we do not intend to develop CORLUX for mitigation of the weight gain associated with the use of Zyprexa, even though we have reported positive results in the proof of concept study described in our Annual Report on Form 10-K. We may pursue other GR-II antagonists for this use. The compounds developed pursuant to our discovery research program, including CORT 108297, may fail to generate commercially viable product candidates in spite of the resources we may dedicate to the program. Even if product candidates are identified, we may abandon further development efforts before we reach clinical trials or after expending significant expense and time conducting clinical trials due to financial constraints, concerns over safety, efficacy of the product candidates or for other reasons. Moreover, governmental authorities may enact new legislation or regulations that could limit or restrict our development efforts. If we are unable to successfully discover and commercialize new uses for GR-II antagonists, we may be unable to generate sufficient revenue to support our operations.

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

Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; the effectiveness and continued effectiveness of the resale registration statement; and the continued listing of our stock on the Nasdaq Capital Market. On June 10, 2008, the SEC declared effective our registration statement with the SEC covering the resale of approximately 3.6 million of the shares issuable under the CEFF and the shares issuable upon the exercise of the warrant. This registration statement covers approximately 37% of the 9.6 million shares of our common stock issuable pursuant to the CEFF and all of the 330,000 shares of our common stock issuable upon exercise of the warrant issued to Kingsbridge.

We intend to file additional registration statements covering the resale of additional shares of our common stock issuable pursuant to the CEFF beginning at the later of 60 days after Kingsbridge and its affiliates have resold substantially all of the securities registered for sale under this initial registration statement or six months after the effective date of this registration statement. These subsequent registration statements are subject to our ability to prepare and file them and may be subject to review and comment by the Staff of the SEC, as well as consent by our independent registered accounting firm. Therefore, the timing of these subsequent registration statements becoming effective cannot be assured. The effectiveness of these subsequent registration statements is a condition precedent to our ability to sell the shares of common stock subject to these subsequent registration statements to Kingsbridge under the CEFF. We cannot assure you that the registration statements will be declared effective or, if declared effective, that they will remain continuously effective thereafter.

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

The costs required to start or continue many of the programs that our intellectual property allow us to consider for further development are collectively greater that the funds currently available to us. For example, we have successfully discovered three series of compounds that are specific GR-II antagonists but, unlike CORLUX, do not appear to block the progesterone receptor. Further development of these proprietary compounds, including CORT 108297, or any further development stemming from our method of use patents may be delayed or cancelled if we determine that such development may jeopardize our ability to complete the clinical development of CORLUX for the treatment of psychotic depression or for Cushing’s Syndrome.

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

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended August 6, 2008 our average daily trading volume has been approximately 91,000 shares and the intra-day sales prices per share of our common stock ranged from $1.67 to $6.85. As of August 6, 2008, our officers, directors and principal stockholders control approximately 73% of our common stock. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

The registration rights agreement covering the approximately 8.9 million shares issued in a private offering in March 2008 and an additional approximately 4.5 million shares underlying warrants issued in connection with the offering provide that if we fail to file or cause to be declared effective the registration statement or registration statements covering the resale of these shares prior to a specified deadlines, or fail to maintain the effectiveness of such registration statements (subject to limited permissible suspension periods), we may be required to pay the holders of such shares and warrants liquidated damages at the rate of 1% per month of the purchase price of these shares and warrants, up to a total of 10%. While we filed the registration statement covering the resale of the shares and shares underlying the warrants sold in this transaction with the SEC on April 11, 2008, within the time frames specified in the agreement, this registration statement has not been declared effective by the SEC as of the date of filing of this Form 10-Q and we may be obligated to pay the investors in this financing liquidated damages at a rate of up to $250,000 per month from July 8, 2008 until a registration statement covering these shares is declared effective.

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

As of August 6, 2008, our officers, directors and principal stockholders control approximately 73% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders. As of August 6, 2008, Paperboy Ventures LLC owns approximately 22% of our common stock. Allen Andersson, the chairman of Paperboy Ventures LLC, is a member of our board of directors. Paperboy Ventures’ ownership interest and board representation may allow it to exert significant control over us and the risks described above regarding our officers, directors and principal stockholders acting as a group are equally applicable to Paperboy Ventures acting alone.

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

In addition, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. This requirement first applied to our annual report on Form 10-K for the year ended December 31, 2007. In addition, the independent registered public accounting firm auditing our financial statements must attest to and report on the effectiveness of our internal controls over financial reporting. On June 26, 2008, in Release No. 33-8934, the SEC announced a postponement of the application of this attestation requirement for non-accelerated filers, which becomes effective on September 2, 2008. With this change, the requirement for the auditor’s attestation and report will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2009. Uncertainty exists regarding our ability to comply with these requirements by applicable deadlines and to maintain compliance in future years. If we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting in 2008 or in future years or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting as of the required deadline in 2009 and as of future year ends, investors could lose confidence in the reliability of our financial reporting.

Changes in or interpretations of accounting rules and regulations, such as expensing of stock options, could result in unfavorable accounting charges or require us to change our compensation policies.

Accounting methods and policies for business and marketing practices of pharmaceutical companies, including policies regarding expensing employee stock options, are subject to further review, interpretation and guidance from relevant accounting authorities, including the SEC. For example, in December 2004, the Financial Accounting Standards Board adopted Financial Accounting Standard 123R, “Share Based Payment.” This statement, which we adopted in 2006, requires the recording of expense for the fair value of stock options granted. As a result, our operating expenses have increased and are likely to continue to increase. We rely heavily on stock options to compensate existing employees and attract new employees. Because we are now required to expense stock options on a fair-value basis, we may choose to reduce our reliance on stock options as a compensation tool. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees. Although we believe that our accounting practices are consistent with current accounting pronouncements, changes to or interpretations of accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements.

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

Since June 30, 2008, we have sold a total of 404,587 shares of common stock to Kingsbridge under the CEFF at an average discounted price of $1.85 per share for total proceeds of $750,000. We expect to use the proceeds to conduct our current Phase 3 clinical trial evaluating CORLUX for the treatment of the psychotic features of psychotic depression, to conduct a Phase 3 clinical trial for CORLUX for the treatment of Cushing’s Syndrome, to conduct clinical trials to further evaluate the management of weight gain induced by antipsychotic medications, to continue development of our proprietary, selective GR-II antagonists and for general corporate purposes, including working capital.

These sales of shares pursuant to the CEFF are exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) the Securities Act of 1933, as amended, and Regulation D under the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on June 10, 2008 to consider and vote on proposals to elect directors to serve for the ensuing year and until their successors are elected and qualified and to ratify the selection by the Audit Committee of the Board of Directors of Ernst & Young, LLP, as independent registered public accounting firm of the Company for its fiscal year ending December 31, 2008.

The total number of shares voted at the annual meeting was 47,184,916. The voting on the two matters is set forth below:

Proposal 1 – Election of officers

The following directors were elected to serve for the ensuing year and until their successors are elected and qualified.

	For	Withheld
Director:
Allen Andersson	46,686,964	497,952
G. Leonard Baker, Jr.	47,055,561	129,355
Joseph K. Belanoff, M.D.	47,068,123	116,793
Joseph C. Cook, Jr.	47,053,831	131,085
Patrick G. Enright	47,069,090	115,826
James A. Harper	46,675,402	509,514
David L. Mahoney	46,675,402	509,514
Edward E. Penhoet, Ph.D.	46,661,307	523,609
James N. Wilson	46,668,810	516,106

Proposal 2 – Proposal to ratify the selection by the Audit Committee of the Board of Directors of Ernst & Young, LLP, as independent registered public accounting firm of the Company for its fiscal year ending December 31, 2008:

For	47,146,662
Against	36,619
Abstain	1,635

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

10.5##	Master Service Agreement by and among Corcept Therapeutics Incorporated and ICON Clinical Research, L.P., signed on June 4, 2008.

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Anne M. LeDoux.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Anne M. LeDoux.

##	Confidential treatment requested.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date: August 14, 2008	/s/ JOSEPH K. BELANOFF
Joseph K. Belanoff, M.D. Chief Executive Officer

Date: August 14, 2008	/s/ Anne M. LeDoux
Anne M. LeDoux Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document

10.5##	Master Service Agreement by and among Corcept Therapeutics Incorporated and ICON Clinical Research, L.P., signed on June 4, 2008.

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Anne M. LeDoux.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Anne M. LeDoux.

##	Confidential treatment requested.