Form 10-Q
period 2008-09-30
CORCEPT THERAPEUTICS INC
filed 2008-11-14
CIK 1088856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one.)

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not complete if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On November 7, 2008 there were 48,880,051 shares of common stock outstanding at a par value $.001 per share.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(In thousands)

	September 30, 2008	December 31, 2007
	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$16,320	$11,433
Short-term investments	6,504	5,933
Prepaid expenses and other current assets	1,690	290

Total current assets	24,514	17,656
Property and equipment, net of accumulated depreciation	15	25
Other assets	170	63

Total assets	$24,699	$17,744

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,003	$1,115
Accrued clinical expenses	781	879
Accrued compensation	195	637
Obligations under capital lease, short-term	10	13
Other accrued liabilities	1,297	350

Total current liabilities	3,286	2,994
Obligations under capital lease, long-term	9	16
Commitments
Stockholders’ equity:
Preferred stock	—	—
Common stock	49	40
Additional paid-in capital	151,385	124,822
Notes receivable from stockholders	(6,101)	(107)
Deferred compensation	—	(13)
Deficit accumulated during the development stage	(123,901)	(110,011)
Accumulated other comprehensive income	(28)	3

Total stockholders’ equity	21,404	14,734

Total liabilities and stockholders’ equity	$24,699	$17,744

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from inception (May 13, 1998) to September 30, 2008
	2008	2007	2008	2007
Collaboration revenue	$66	$—	$66	$482	$842

Operating expenses:
Research and development*	3,300	2,426	9,426	5,188	95,083
General and administrative*	1,668	1,192	4,312	3,120	33,451

Total operating expenses	4,968	3,618	13,738	8,308	128,534

Loss from operations	(4,902)	(3,618)	(13,672)	(7,826)	(127,692)

Interest and other income, net	291	191	747	453	5,028
Other expense	(954)	(1)	(965)	(7)	(1,237)

Net loss	$(5,565)	$(3,428)	$(13,890)	$(7,380)	$(123,901)

Basic and diluted net loss per share	$(0.11)	$(0.09)	$(0.30)	$(0.23)

Weighted average shares outstanding used in computing basic and diluted net loss per share	48,754	36,608	45,831	32,466

* Includes non-cash stock-based compensation consisting of the following:

Research and development	$70	$64	$202	$149	$4,946
General and administrative	328	299	1,022	411	7,672

Total non-cash stock-based compensation	$398	$363	$1,224	$560	$12,618

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,		Period from inception (May 13, 1998) to September 30, 2008
	2008	2007
Operating activities
Net loss	$(13,890)	$(7,380)	$(123,901)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization of property and equipment	10	10	98
Expense related to stock options, net of reversals	1,220	561	12,260
Expense related to stock issued for services or in conjunction with license agreement	4	—	79
Expense related to stock issued below fair value	—	—	522
Interest accrued on convertible promissory note	—	—	104
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,400)	(87)	(1,690)
Other assets	(107)	1	(170)
Accounts payable	(112)	750	1,003
Accrued clinical	(98)	(1,612)	781
Other liabilities	505	11	1,492

Net cash used in operating activities	(13,868)	(7,746)	(109,422)

Investing activities
Purchases of property and equipment	—	—	(54)
Purchases of short-term and long-term investments	(6,532)	(2,016)	(121,258)
Sales and maturities of short-term investments	5,930	550	114,726

Net cash used in investing activities	(602)	(1,466)	(6,586)

Financing activities
Proceeds from issuance of common stock and warrants, net of note receivable and cash paid for issuance costs	19,361	18,866	90,264
Proceeds from issuance of convertible preferred stock, net of cash paid for issuance costs	—	—	40,378
Proceeds from issuance of convertible notes	—	—	1,543
Proceeds from repayment of stockholder notes	6	14	183
Principal payments of obligations under capital leases	(10)	(9)	(40)

Net cash provided by financing activities	19,357	18,871	132,328

Net increase in cash and cash equivalents	4,887	9,659	16,320
Cash and cash equivalents, at beginning of period	11,433	8,906	—

Cash and cash equivalents, at end of period	$16,320	$18,565	$16,320

Supplemental disclosure of non-cash financing activities
Conversion of convertible promissory notes and accrued interest
- to convertible preferred stock	$—	$—	$1,111

- to common stock	$—	$—	$534

Issuance of note receivable for sale of common stock and warrants	$6,000	$—	$6,000

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

The accompanying unaudited balance sheet as of September 30, 2008, statements of operations for the three and nine-month periods ended September 30, 2008 and 2007, and statements of cash flows for the nine-month periods ended September 30, 2008 and 2007 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2007 has been derived from audited financial statements at that date.

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

Cash, Cash Equivalents and Short-term Investments

The Company invests its excess cash in bank deposits, money market funds maintained at major U.S. financial institutions, commercial paper and corporate debt securities issued by major corporations with high credit ratings from the major rating services, and obligations of the U.S. government and U.S. government sponsored entities. The Company considers all highly liquid investments purchased with maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents and short-term investments are carried at fair value, which approximates cost.

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

On October 10, 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (FSP FAS 157-3). This FSP, which was effective upon release, clarifies the application of FAS 157 in a market that is not active and provides guidance and examples to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of this statement has not had a material effect on the Company’s financial statements to date as the Company does not currently have any funds invested in markets that are not active.

Revenue Recognition

Collaboration revenue relates to services rendered in connection with agreements signed with Eli Lilly and Company, or Lilly, in which Lilly has agreed to support certain of the Company’s pre-clinical and clinical proof-of-concept studies evaluating the ability of the Company’s product candidates to mitigate or prevent weight gain associated with the use of olanzapine, an atypical antipsychotic medication. Under the agreements, Lilly has agreed to supply olanzapine and pay for the studies. The Company is required to perform development activities as specified in these agreements and is reimbursed based on the costs associated with the conduct of the trial and the preparation and packaging of clinical trial materials. Revenue is recognized as services are rendered in accordance with the agreement.

Research and Development

Research and development expenses consist of costs incurred for research and development activities. These costs include direct expenses (including nonrefundable payments to third parties) and research-related overhead expenses, as well

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

as the cost of funding clinical trials, pre-clinical studies, manufacturing development and the contract development of second-generation compounds. Such costs are expensed as incurred. Costs to acquire technologies and materials that are utilized in research and development and that have no alternative future use are also expensed when incurred.

Recently Adopted Accounting Standards

Effective January 1, 2008, the Company also adopted Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3, which was adopted by the Emerging Issues Task Force of the Financial Accounting Standards Board, or EITF, in June 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities should be deferred and recognized as expense as the goods are delivered or the related services are performed, unless the entity does not expect the goods to be delivered or the services to be rendered. EITF 07-3 is effective for the fiscal years beginning after December 31, 2007, including interim periods within those fiscal years. There was no effect on the Company’s financial statements upon the implementation of this standard.

See discussion under the caption “Fair Value Measurements” for a discussion regarding adoption of FSP FAS 157-3.

Recently Issued Accounting Standards

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and would be applied retrospectively as a change in accounting principle for collaborative arrangements existing at the effective date. There will be no material effect on the financial statements of the Company on the adoption of this standard.

2.	Fair Value

As of September 30, 2008, the Company’s financial assets were invested in money market funds, which can be converted to cash at par on demand and in commercial paper and corporate debt securities with maturities of less than nine months. In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Level 1	Level 2
Money market funds	$14,691	$—
Commercial paper	—	5,816
Corporate debt securities	—	2,184

Total	$14,691	$8,000

All cash equivalents and short-term investments held as of September 30, 2008 were in active markets.

3.	Other Accrued Liabilities

Other Accrued Liabilities includes the following:

	September 30, 2008	December 31, 2007
	(in thousands)
Liquidated damages	$944	$—
Professional fees	310	346
Other	43	4

Total	$1,297	$350

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

The liquidated damages represent amounts accrued from July 8 through September 30, 2008 related to the registration rights agreement covering securities sold in the financing transaction completed in March 2008. See Note 5.

4.	Commitments

The Company entered into an agreement with MedAvante, Inc., effective March 17, 2008, under which MedAvante will provide centralized psychiatric rating services of patients to be screened and enrolled in its current Phase 3 clinical trial evaluating CORLUX for the treatment of the psychotic features of psychotic depression. The total commitment under this agreement is approximately $4.1 million, which will be incurred over the course of the trial. This agreement may be terminated by Corcept with 30 days notice to MedAvante. In the event of termination, the Company is obligated to pay certain costs including costs incurred to date, costs associated with any non-cancellable commitments for video service connectivity and costs of staff assigned to the project for a period of three months or until such time as they can be assigned to other projects, whichever is less.

In April 2008, the Company signed an agreement with a clinical research organization (CRO) to provide clinical services for our upcoming study of CORLUX for the mitigation of weight gain induced by an atypical antipsychotic medication, Risperdal, for a total commitment of approximately $1.0 million, which will be expended over the course of the trial. This agreement may be terminated with a 45-day written notice.

On June 4, 2008 the Company executed a Master Service Agreement (MSA) and a Project Contract (Contract), with ICON Clinical Research, LP (ICON) to assist the Company in various clinical trial activities, including the selection of clinical sites, supervision and monitoring of clinical site performance, data collection and analysis in connection with Study 14, the Company’s current Phase 3 trial to confirm the utility of CORLUX for the treatment of the psychotic features of psychotic depression. The total commitment under this agreement is estimated to be approximately $16.1 million over the course of the trial, which includes the work under the Letter of Intent that the Company had signed with ICON in November 2007. The actual timing of expense recognition and payments will depend upon various factors, including the timing of site initiation, the pace of patient enrollment, the fees negotiated with site investigators, the timing of other trial activities and the timing of payments of pass-through costs, such as grants to investigators and laboratory services. The Contract may be terminated by the Company at any time upon sixty days’ written notice, or sooner based on mutual agreement of the parties. Upon termination, the Company would be obligated to pay ICON for services performed and pass-through costs incurred to the date of termination plus a cancellation fee to compensate the CRO for staff reallocation costs.

On October 20, 2008, the Company renewed its lease for office space for a two-year term commencing on January 1, 2009 at a monthly cost of approximately $20,000 plus operating expenses. The new lease provides for an option to the Company to extend for an additional year upon 180 days notice.

5.	Capital Stock and Stock Note Receivable

On March 25, 2008, the Company sold approximately 8.9 million shares of its common stock at a price of $2.77 per share and warrants to purchase approximately 4.5 million shares of its common stock, at a price of $0.125 per warrant in a private placement (the March 2008 Financing), reflecting a total price per unit of $2.84. The warrants have a seven year term and an exercise price of $2.77 per share. One investor financed the purchase of its securities in this transaction with a promissory note to the Company in the amount of $6.0 million. The note receivable, as amended, is payable on or before December 12, 2008, currently bears interest to the Company at a rate of 9.25% per annum as of September 30, 2008, is a full recourse note and is secured by a pledge of the securities purchased being held by the Company as collateral for the note together with additional securities owned by the borrower. The March 2008 Financing generated proceeds of approximately $25 million, net of costs of issuance, assuming payment is received on the note.

The registration rights agreement covering the approximately 8.9 million shares issued in the March 2008 Financing and the additional approximately 4.5 million shares underlying warrants issued in connection with that offering provides that if the Company fails to file or cause to be declared effective the registration statement or registration statements covering the resale of these shares prior to specified deadlines, or fails to maintain the effectiveness of such registration statements (subject to limited permissible suspension periods), the Company may be required to pay the holders of such shares and warrants liquidated damages at the rate of 1% per month of the purchase price of these shares and warrants, up to a total of 10%. The Company filed the registration statement covering the resale of the shares sold and shares underlying the warrants sold in this transaction with the Securities and Exchange Commission (SEC) on April 11, 2008, within the time period required by the agreement. However, this registration statement was not declared effective by the SEC until November 10,

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

2008, and accordingly, the Company became obligated to pay the liquidated damages to the investors in this transaction. The Company has accrued a liability totaling approximately $944,000 as of September 30, 2008 in regard to these liquidated damages, in accordance with Financial Accounting Standards Board (FASB) Statement No. 5, Accounting for Contingencies, (FAS 5) and FASB Staff Position on Emerging Issues Task Force Issue 00-19-2, Accounting for Registration Payment Arrangements, (FSP EITF 00-19-2). See Note 9, Subsequent Events, for a discussion of additional damages accrued for the period from October 1 through November 10, 2008 and settlement of the liquidated damages liability in the form of issuance of shares of the Company’s common stock.

On March 25, 2008, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge), a private investment group. Under the terms of the agreement, Kingsbridge has committed to provide up to $60 million of capital in exchange for newly-issued shares of Corcept’s common stock for a period of up to three years after the SEC declares effective the registration statement filed by Corcept covering the resale of the shares of common stock issuable in connection with the CEFF and the shares of common stock underlying the warrant discussed below. The maximum number of shares that can be sold by Corcept under this agreement is approximately 9.6 million shares. Based on the volume weighted average price on the NASDAQ Capital Market for the Company’s common stock for the period from March 25, 2008, the date of the signing of the Kingsbridge CEFF, through November 10, 2008, the maximum amount of net proceeds available under the CEFF is projected to be approximately $22 million. Under the terms of the agreement, the determination of the exact timing and amount of any CEFF financings will be made solely by Corcept, subject to certain conditions. The actual amount of funds that can be raised under this agreement will be dependent on the number of shares actually sold under the agreement and the market value of Corcept’s stock during the pricing periods of each sale.

During the quarter ended September 30, 2008, the Company sold a total of 404,587 shares of common stock to Kingsbridge under the CEFF at an average discounted price of $1.85 per share, for total proceeds of $750,000.

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

•

In connection with the CEFF, Corcept issued a warrant to Kingsbridge to purchase up to 330,000 shares of common stock at an exercise price of $3.525 per share, which represents 125% of the average of the closing bid prices of Corcept’s common stock during the 5 trading days preceding the signing of the agreement. The warrant became exercisable on September 25, 2008 and will remain exercisable, subject to certain exceptions, until five years after that date. The warrant was valued at approximately $655,000 using the Black-Scholes pricing model using the following assumptions: a contractual term of five and one-half years, risk-free interest rate of 2.71%, volatility of 89%, and the closing price of our stock price on the Nasdaq Stock Market on the date of signing the commitment, March 25, 2008, of $2.84 per share. The warrant value was recorded in Additional Paid In Capital with an offsetting amount recorded as issuance cost in Additional Paid In Capital.

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

6.	Stock Option Plans

Stock Option Plans

Effective January 1, 2008, the Board of Directors authorized an increase of 790,970 shares in the shares available under the 2004 Equity Incentive Plan (the “2004 Plan”), which amount is based on 2% of the shares of the Company’s common stock outstanding as of December 31, 2007 pursuant to the terms of the 2004 Plan.

During the quarter ended September 30, 2008, a stock option was exercised for 2,300 shares of the Company’s common stock.

7.	Comprehensive Loss

Comprehensive loss is comprised of net loss and the change in unrealized gains and losses on available-for-sale securities. The following table presents the components of comprehensive loss for the periods presented. All figures are in thousands.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss as reported	$(5,565)	$(3,428)	$(13,890)	$(7,380)
Change in unrealized gain	(28)	1	(31)	1

Comprehensive net loss	$(5,593)	$(3,427)	$(13,921)	$(7,379)

8.	Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during each period. The computation of net loss per share for each period, including the number of weighted-average shares outstanding, is shown on the face of the statements of operations.

The following table presents information on securities outstanding as of the end of each period that could potentially dilute the per share data in the future.

	September 30,
	2008	2007
	(in thousands)
Warrants outstanding	4,792	—
Stock options outstanding	4,332	3,666

Total	9,124	3,666

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

9.	Subsequent Events

On November 10, 2008, the SEC declared effective the registration statement covering the securities sold in the March 2008 Financing. As discussed in Notes 3 and 5, the Company had accrued a liability in the amount of approximately $944,000 as of September 30, 2008 as liquidated damages to the investors in this financing. Additional liquidated damages in the amount of approximately $337,000 were accrued for the period from October 1 through November 10, 2008. On November 11, 2008, the Company’s board of directors approved the issuance of shares of the Company’s common stock in lieu of paying the liquidated damages in cash. The number of shares payable to each holder of shares purchased in this financing will be calculated by dividing the amount of liquidated damages owed to each holder by $1.45, which is equal to the closing market price of the Company’s common stock on the NASDAQ Capital Market on November 11, 2008. On November 11, the holders of the requisite number of securities sold under this financing approved an amendment to the registration rights agreement requiring the liquidated damages amount payable to all holders to be payable in shares of common stock as calculated above. The total number of shares of common stock issuable to the holders under the amendment is approximately 883,200 shares.

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

Management of Weight Gain induced by Antipsychotics

In 2005, we published the results of studies in rats that demonstrated that CORLUX, a potent GR-II (cortisol) receptor antagonist, both reduced the weight gain associated with the ongoing use of olanzapine and mitigated the weight gain associated with the initiation of treatment with olanzapine.

During 2007 we announced the positive results of our proof-of-concept study evaluating the ability of CORLUX to mitigate weight gain associated with the use of Zyprexa. This study in healthy male volunteers was initiated during the first quarter of 2006. The results show a statistically significant reduction in weight and waist circumference gain in those subjects who took Zyprexa plus CORLUX compared to those who took Zyprexa alone. Eli Lilly and Company, or Lilly, provided Zyprexa and financial support for this study.

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

During 2008, we have been preparing for additional studies in humans with CORLUX to mitigate the weight gain induced by other atypical antipsychotic medications. The first of these studies commenced during the fourth quarter of 2008.

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

New Chemical Entity – CORT 108297

In 2007, we commenced a human microdosing study of one of our newly identified selective GR-II antagonists, CORT 108297, with Xceleron Limited utilizing their Accelerator Mass Spectrometry technology. In this microdosing study, we evaluated CORT 108297, a compound which develops particularly high plasma and brain concentrations in an animal model. On May 1, 2008, we announced the results from this study, which demonstrated that CORT 108297 was extremely well absorbed, demonstrated good bioavailability and had a half-life that appears compatible with once-a-day oral dosing. In addition, further pharmacokinetic testing of CORT 108297 in a rat model indicated that a ten-fold increase in oral dose (5 milligrams per kilograms to 50 milligrams per kilograms) led to a proportional increase in the amount of compound detected in plasma.

In September 2008, we signed a second agreement with Lilly, under which Lilly agreed to provide funding and provide olanzapine for two studies to test the effectiveness of CORT 108297 in rat models of olanzapine induced weight gain. The first of these studies commenced during the third quarter of 2008.

General

Our activities to date have included:

•	product development;

•	designing, funding and overseeing clinical trials;

•	regulatory affairs; and

•	intellectual property prosecution and expansion.

Historically, we have financed our operations and internal growth primarily through private placements of our preferred and common stock and the public sale of common stock rather than through collaborative or partnership agreements. Therefore, we have no research funding or collaborative payments payable to us, except for the limited revenue under the agreements with Lilly discussed above.

We are in the development stage and have incurred significant losses since our inception. We have not generated any revenue through September 2008 other than the revenue under the collaboration agreements with Lilly, and do not expect to generate significant revenue for the foreseeable future. As of September 30, 2008, we had an accumulated deficit of $123.9 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for CORLUX, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing process development and regulatory activities, as well as general and administrative expenses. We expect to continue to incur net losses over at least the next several years as we continue our CORLUX clinical development program, apply for regulatory approvals, initiate development of newly identified GR-II antagonists for various indications, continue our discovery research program, acquire and develop treatments in other therapeutic areas, establish sales and marketing capabilities and expand our operations.

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

Results of Operations

Collaboration revenue — Collaboration revenue relates to services rendered in connection with our agreements with Lilly discussed above under the caption “Overview-Management of Weight Gain induced by Antipsychotics.” Under these agreements, Lilly has agreed to supply olanzapine and pay for the costs of the studies. We are required to perform development activities as specified in these agreements and we are reimbursed based on the costs associated with the conduct of the studies and the preparation and packaging of clinical trial materials. Revenue is recognized as the services are rendered in accordance with these agreements.

During the nine-months ended September 30, 2007, we recognized revenue of approximately $482,000 from Lilly in regard to our proof-of-concept study evaluating our lead product, CORLUX, for the mitigation of olanzapine induced weight gain in healthy human volunteers. There was no revenue recognized regarding this study during 2008 as the activities for this study were completed during 2007.

During the three months ended September 30, 2008, we recognized revenue from Lilly of approximately $66,000 in connection with the study of the effectiveness of our selective GR-II antagonist, CORT 108297, in rat models of olanzapine induced weight gain.

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

Research and development expenses increased 36% to $3.3 million for the three-month period ended September 30, 2008, from $2.4 million for the three-month period ended September 30, 2007. For the nine-month period ended September 30, 2008, research and development expenses increased 82% to $9.4 million from $5.2 million for the nine-month period ended September 30, 2007. The increase in expenses reflects clinical trial cost increases of approximately $1.1 million and $3.2 million, respectively, for the current quarter and year-to-date periods as compared to the same periods of 2007, related to new trials in psychotic depression and Cushing’s Syndrome, which were partially offset by decreases of approximately $1.0 million and $2.3 million, respectively, due to the substantial completion of our earlier Phase 3 clinical trials for psychotic depression, our cardiac study and our proof of concept study in the mitigation of olanzapine induced weight gain in 2007. During the three- and nine-month periods ended September 30, 2008 as compared to the similar periods in 2007, there were also increases in contract research expenses of approximately $155,000 and $1.2 million, respectively, due to basic research work on new chemical compounds and the initiation of the micro-dosing study on a selected compound. In addition, during the nine-month period ended September 30, 2008, there was an increase in manufacturing expenses of approximately $1.1 million, due to the acquisition and manufacture of materials for the new clinical trials and manufacturing process development. During the three- and nine-month periods ended September 30, 2008, as compared to the similar periods in 2007, there were also increases in consulting expenses of approximately $170,000 and $485,000, respectively, and in staffing costs of approximately $220,000 and $465,000, respectively, which included increases in non-cash stock-based compensation of approximately $15,000 and $55,000, respectively.

Below is a summary of our research and development expenses by major project:

	Three Months Ended September 30,		Nine Months Ended September 30,
Project	2008	2007	2008	2007
	(in thousands)
CORLUX for the treatment of the psychotic features of psychotic depression	$2,162	$1,918	$6,011	$3,873
CORLUX for other clinical programs	595	137	1,636	798
Drug discovery research	473	307	1,577	368
Stock-based compensation	70	64	202	149

Total research and development expense	$3,300	$2,426	$9,426	$5,188

We expect that research and development expenditures will increase during the remainder of 2008 as compared to 2007 due to the ongoing Phase 3 studies in psychotic depression and Cushing’s Syndrome, the commencement of clinical trials to further evaluate the management of weight gain induced by antipsychotic medications, and continued development of our proprietary selective GR-II antagonists. Research and development expenses in 2009 and future years will be largely dependent on the availability of additional funds to finance clinical development plans. See also, the “Liquidity and Capital Resources” section in this Form 10-Q.

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

General and administrative expenses increased 40% to $1.7 million for the three-month period ended September 30, 2008, from approximately $1.2 million for the three-month period ended September 30, 2007. For the nine-month period ended September 30, 2008, general and administrative expenses increased 38% to $4.3 million from $3.1 million for the nine-month period ended September 30, 2007. The increase in costs between years was primarily related to combined increases in staffing and consultancy costs of approximately $165,000 and $780,000, respectively, for the three- and nine-month periods ended September 30, 2008 as compared to the same periods in 2007, which included increases in non-cash stock-based compensation of approximately $30,000 and $605,000, respectively. The increases in stock-based compensation were due to costs associated with additional stock options and to the inclusion in the second quarter of 2007 of a reversal of approximately $395,000 of stock-compensation expense in connection with the resignation of an employee, which represented the excess of expense under the graded vesting method as compared with the expense associated with stock options that actually vested prior to this termination. In addition, legal and professional services increased by approximately $325,000 and $410,000 for the three- and nine-month periods ended September 30, 2008 as compared to the same periods in 2007 primarily related to patents.

The amount of general and administrative expenses in the remainder of 2008 and future years will be largely dependent on our assessment of the staff necessary to support our continued clinical development activities and the availability of additional funds. See also, the discussion below under the sub-caption - Liquidity and Capital Resources.

Interest and other income, net. Interest and other income, net of investment management fees, was approximately $290,000 and $745,000, respectively, for the three- and nine-month periods ended September 30, 2008, as compared to approximately $190,000 and $455,000, respectively, for the same periods in 2007. Interest income includes approximately $145,000 and $260,000, respectively, for the three- and nine-month periods ended September 30, 2008 that was earned on the note receivable issued in connection with the March 2008 Financing, which amounts had not been received as of September 30, 2008. The remainder of the increase was attributable to increased interest on investments due to higher average balance of invested funds.

Other expense. Other expense was approximately $955,000 and $965,000, respectively for the three- and nine-month periods ended September 30, 2008, as compared to $1,000 and $7,000, respectively, for the same periods in 2007. This increase was primarily related to the incurrence of liquidated damages of approximately $944,000 during the third quarter of 2008 related to the March 2008 Financing. The registration statement covering the securities sold in the March 2008 financing was declared effective by the SEC on November 10, 2008. Accordingly, the Company has recorded additional liquidated damages of approximately $337,000 for the period from October 1 through November 10, 2008.

Liquidity and Capital Resources

We have incurred operating losses since inception, and at September 30, 2008, we had a deficit accumulated during the development stage of $123.9 million. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities to fund our operations.

On March 25, 2008, we sold approximately 8.9 million shares of our common stock at a price of $2.77 per share and warrants to purchase approximately 4.5 million shares of our common stock, at a price of $0.125 per warrant in a private placement, reflecting a total unit price of $2.84. The warrants have a seven year term and an exercise price of $2.77 per share. We refer to this transaction as the March 2008 Financing. One investor financed the purchase of its securities in this transaction with a promissory note to the Company in the amount of $6.0 million. The note receivable, as amended, is payable on or before December 12, 2008, currently bears interest to the Company at a rate of 9.25% per annum as of September 30, 2008, is a full recourse note and is secured by a pledge of the securities purchased together with additional securities owned by the borrower. The March 2008 Financing will have generated total proceeds of approximately $25 million, after deducting the costs of issuance, assuming payment is received on the note. If the amended note receivable is not repaid pursuant to its terms, we intend to seize and potentially liquidate the collateral and take whatever further legal actions may be necessary to compel the investor to satisfy the obligations under the amended note. Our operating plan assumes that we will receive the cash amount due to us under the amended note, including interest. If we are not able to recover the full amount due to us under the amended note, either from the investor or as a result of liquidating the collateral, we may not be able to fund our operating plan as currently contemplated and may need to delay, reduce the scope of or eliminate a portion of our research or development programs.

The registration rights agreement covering the securities sold in this financing provides that if we fail to file or cause to be declared effective the registration statement or registration statements covering the resale of these shares prior to specified deadlines, we may be required to pay the holders of such shares and warrants liquidated damages at the rate of 1% per month of the purchase price of these shares and warrants, up to a total of 10%. While we filed the registration statement covering the resale of the shares sold and shares underlying the warrants sold in this transaction with the SEC on April 11, 2008, within the time period required in the agreement, this registration statement was not declared effective by the SEC until November 10, 2008. Accordingly, we accrued a liability of approximately $944,000 related to the liquidated damages to investors in this financing for the period from July 8 through September 30, 2008, and have accrued an additional amount of approximately $337,000 for liquidated damages covering the period from October 1 to November 10, 2008, the date the registration statement was declared effective. On November 11, 2008, the Company’s board of directors approved the issuance of shares of the Company’s common stock in lieu of paying the liquidated damages in cash. The number of shares payable to each holder of shares purchased in this financing will be calculated by dividing the amount of liquidated damages owed to each holder by $1.45, which is equal to the closing market price of the Company’s common stock on the NASDAQ Capital Market on November 11, 2008. On November 11, the holders of the requisite number of securities sold under this financing approved an amendment to the registration rights agreement requiring the liquidated damages amount payable to all holders to be payable in shares of common stock as calculated above. The total number of shares of common stock issuable to the holders under the amendment is approximately 883,200 shares.

On March 25, 2008, we entered into a Committed Equity Financing Facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge, a private investment group. Under the terms of the agreement, Kingsbridge has committed to provide us with up to $60 million of capital in exchange for newly-issued shares of our common stock for a period of up to three years. The maximum number of shares that we can sell to Kingsbridge under this agreement is approximately 9.6 million shares. Under the terms of the agreement, the determination of the exact timing and amount of any CEFF financings will be made solely by us, subject to certain conditions. During the third quarter of 2008, we sold a total of 404,587 shares of common stock to Kingsbridge under the CEFF for total proceeds of approximately $750,000. Based on the volume weighted average price on the NASDAQ Capital Market for the Company’s common stock for the period from March 25, 2008, the date of the signing of the Kingsbridge CEFF, through November 10, 2008, the maximum amount of net proceeds available under the CEFF is projected to be approximately $22 million. The actual amount of funds that can be raised under this agreement will be dependent on the number of shares actually sold under the agreement and the market value of Corcept’s stock during the pricing periods of each sale. See the discussion in Part II, Item IA – Risk Factors of this Form 10-Q for a discussion of risks associated with the CEFF.

At September 30, 2008, we had cash, cash equivalents and investments balances of $22.8 million, compared to $17.4 million at December 31, 2007. As discussed above, this does not include the $6 million proceeds from the March 2008 Financing that is the subject of the note receivable. Net cash used in operating activities for the nine-month period ended September 30, 2008 was $13.9 million, as compared to $7.7 million in the same period of 2007. The use of cash in each period was primarily a result of net losses associated with our research and development activities and amounts incurred to develop our administrative infrastructure. We expect cash used in operating activities to increase during the remainder of 2008 and later years due to the continuation and expansion of our development programs for psychotic depression, Cushing’s Syndrome and the management of weight gain induced by atypical antipsychotic medications, research activities, commercialization activities and general and administrative expenses.

We believe that, with the completion of these March 2008 financing transactions, including the availability of funding under the CEFF, we will have sufficient capital resources to fund our current operating plan into early 2010, which will include the completion of the final reporting for our recently completed psychotic depression trials, the conduct of clinical trials in psychotic depression, Cushing’s Syndrome, and the management of weight gain induced by antipsychotic medications, and continued development work on our proprietary, selective GR-II antagonists. Our projections include an estimate of proceeds from a variable funding source based on the calculations discussed in paragraph above. (See Part II, Item IA - Risk Factors of this Form 10-Q for a discussion of risks related to the CEFF.)

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

As noted above, at September 30, 2008, we had cash and cash equivalents and short-term investments of $22.8 million. These funds are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest-bearing money market funds, commercial paper and corporate debt securities. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time we may have approximately $150,000 to $1.5 million in our operating account with a third party financial institution. While we monitor the cash balance in our operating account and transfer the funds in only as needed, these cash balances could be impacted if the underlying financial institution were to fail or could be subject to other adverse conditions in the financial markets. On October 23, 2008, the Federal Deposit Insurance Corporation (FDIC) implemented its Temporary Liquidity Guarantee Program. Under this program, non-interest bearing commercial accounts are insured to an unlimited amount through December 31, 2009, thus mitigating our exposure to any possible bank failure. To date, we have experienced no loss or lack of access to cash in our operating accounts.

In the U.S., recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the third quarter of 2008. For the nine-month period ended September 30, 2008, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy. In the third quarter, added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government-provided loan to American International Group, Inc. and other federal government interventions in the U.S. credit markets lead to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have in recent weeks subsequent to the end of the quarter contributed to volatility of unprecedented levels.

We cannot be certain that additional funding will be available on acceptable terms or at all. The recent market and economic conditions described above may make it significantly more difficult for us to raise new capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. If we obtain funds through collaborations with others, these arrangements may be on unfavorable terms or may require us to relinquish certain rights to our technologies or product candidates, including potentially our lead product candidate, that we would otherwise seek to develop on our own. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or we may be required to discontinue operations.

Contractual Obligations and Commercial Commitments

In March 2008, we signed an agreement with MedAvante, Inc., to provide centralized psychiatric rating services of patients to be screened and enrolled in our current Phase 3 clinical trial evaluating CORLUX for the treatment of the psychotic features of psychotic depression. The total commitment under this agreement is approximately $4.1 million. Approximately $1.0 million of this cost will be incurred during 2008, with the remainder occurring over the course of the trial. This agreement may be terminated by Corcept with 30 days notice to MedAvante.

In April 2008, we signed an agreement with a clinical research organization (CRO) to provide clinical services for our upcoming study of CORLUX for the mitigation of weight gain induced by an atypical antipsychotic medication, Risperdal, for a total commitment of approximately $1.0 million, which will be expended over the course of the trial. This agreement can be terminated on 45-days written notice. Approximately $450,000 of these costs are expected to be incurred during 2008, with the remainder to be incurred in 2009.

On June 4, 2008, we executed a Master Service Agreement (MSA) and a Project Contract (Contract), with ICON Clinical Research, LP (ICON) to assist the Company in various clinical trial activities, including the selection of clinical sites, supervision and monitoring of clinical site performance, data collection and analysis in connection with Study 14, the Company’s current Phase 3 trial, to confirm the utility of CORLUX for the treatment of the psychotic features of psychotic depression. The total commitment under this agreement is estimated to be approximately $16.1 million over the course of the trial, which includes the work under the Letter of Intent that the Company had signed with ICON in November 2007. The Company currently expects costs incurred under this Contract to be approximately $3.4 million through the end of 2008, with the remainder being incurred over the course of the trial. The actual timing of expense recognition and payments will depend upon various factors, including the timing of site initiation, the pace of patient enrollment, the fees negotiated with site investigators, the timing of other trial activities and the timing of payments of pass-through costs, such as grants to investigators and laboratory services. The Contract may be terminated by the Company at any time upon sixty days’ written notice, or sooner based on mutual agreement of the parties. Upon termination, the Company would be obligated to pay ICON for services performed and pass-through costs incurred to the date of termination plus a cancellation fee to compensate the CRO for staff reallocation costs.

On October 20, 2008, the Company renewed its lease for office space for a two-year term commencing on January 1, 2009 at a monthly cost of approximately $20,000 plus operating expenses. The new lease provides an option to the Company to extend the lease for an additional year upon 180 days notice.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of September 30, 2008, with the exception of the operating lease for our office space. The operating lease, originally signed in 2005 was effective for a 30 month term, from July 2005 through December 2007 at a monthly rental of approximately $14,000, plus operating expenses. In July 2007, we extended the lease through December 2008 at a monthly rental of approximately $20,000, plus operating expenses. As discussed above, in October 2008, we signed an agreement to extend the office lease for an additional two year term.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. During the nine-month period ended September 30, 2008, we have adopted the following polices due to implementation of new accounting pronouncements:

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

On October 10, 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (FSP FAS 157-3). This FSP, which was effective upon release, clarifies the application of FAS 157 in a market that is not active and provides guidance and examples to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of this statement has not had a material effect on the Company’s financial statements to date as the Company does not have any funds invested in markets that are not active.

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

Recently Issued Accounting Standards

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and would be applied retrospectively as a change in accounting principle for collaborative arrangements existing at the effective date. There will be no material effect on our financial statements on the adoption of this standard.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss. As of September 30, 2008, our cash and cash equivalents and short-term investments consisted primarily of money market funds maintained at major U.S. financial institutions and commercial paper and corporate debt securities with high credit ratings from the major rating services. To minimize our exposure to interest rate market risk, we limit the maturities of our investments to less than two years with an average maturity not to exceed one year. The short-term investments held as of September 30, 2008 are all scheduled to mature in less than nine months. Due to the short-term nature of these instruments, a 1% increase or decrease in market interest rates would not have a material adverse impact on the total value of our portfolio as of September 30, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation as of September 30, 2008, our chief executive officer and chief accounting officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Changes in internal controls. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a development stage company with no current source of product revenue. We have a limited history of operations and have focused primarily on clinical trials, and if the outcome of our clinical trials supports it, we plan to seek FDA regulatory clearance to market CORLUX for the treatment of the psychotic features of psychotic depression and for the treatment of Cushing’s Syndrome. Historically, we have funded our operations primarily from the sale of our equity securities. We have incurred losses in each year since our inception in 1998. As of September 30, 2008, we had an accumulated deficit of $123.9 million. We do not know when or if we will generate product revenue. Subject to our ability to raise additional funds, we expect our research and development expenses to increase in connection with the clinical trials and other development activities for CORLUX and for other product candidates. We expect to incur significant expenses related to the preparation for commercializing CORLUX and for the product’s launch, if the FDA approves our NDA. As a result, we expect that our losses will increase for the foreseeable future. We are unable to predict the extent of any future losses or whether or when we will become profitable.

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

To date, we own seven issued U.S. patents and have exclusively licensed three issued U.S. patents, in each case along with a number of corresponding foreign patents or patent applications. We also have six U.S. method of use patent applications for GR-II antagonists and three composition of matter patent applications covering specific GR-II antagonists. We have applied, and will continue to apply, for patents covering our product candidates as we deem appropriate.

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

We have an exclusive license from Stanford University to a patent covering the use of GR-II antagonists, including mifepristone, for the treatment of psychotic depression. A method of use patent covers only a specified use of a particular compound, not a particular composition of matter. All of our issued patents and all but three of our nine U.S. patent applications are method of use patents. Because none of our issued patents covers the composition of mifepristone or any other compound, we cannot prevent others from commercializing mifepristone or any other GR-II antagonist not covered by our composition of matter patent applications in indications not covered by our method of use patents. If others receive approval to manufacture and market mifepristone or any other GR-II antagonist, physicians could prescribe mifepristone or any other GR-II antagonist for patients with psychotic depression instead of CORLUX. Although any such “off-label” use would violate our licensed patent, effectively monitoring compliance with our licensed patent may be difficult and costly. In addition, if others develop a treatment for psychotic depression that works through a mechanism which does not involve the GR-II receptor, physicians could prescribe that treatment instead of CORLUX.

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

To develop additional potential sources of revenue, we believe that we must identify and develop additional product candidates. We own or have exclusively licensed issued U.S. patents covering the use of GR-II antagonists to treat psychotic depression, weight gain following treatment with antipsychotic medication, early dementia, mild cognitive impairment, psychosis associated with cocaine addiction, delirium, ECT, gastroesophageal reflux disease, Down’s Syndrome and stress disorders, in addition to six U.S. method of use patent applications covering GR-II antagonists for the treatment of a number of other metabolic and psychiatric disorders and three U.S. composition of matter patent applications covering specific GR-II antagonists.

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

We anticipate that our existing capital resources, including the availability of funding under the CEFF, will be sufficient to fund our current operating plan into early 2010. However, our expectations are based on our currently planned clinical development and research programs for CORLUX and for certain of our proprietary, selective GR-II antagonists, which may change as a result of many factors, including:

•	the costs, timing of site selection and enrollment of our clinical trials;

•	the results of our research efforts and clinical trials;

•	the need to perform additional clinical trials and other supportive studies;

•	the timing of the approval by the FDA, if any, to market CORLUX for the treatment of the psychotic features of PMD;

•	developments or disputes concerning patents or proprietary rights, including announcements of claims of infringement, interference or litigation against us or our licensors;

•	actual or anticipated fluctuations in our operating results;

•	changes in our growth rates;

•	changes in our research development plans for our proprietary, selective GR-II antagonist

•	the timing of commercialization of CORLUX and future product candidates; and

•	changes in the reimbursement policies of third-party insurance companies or government agencies.

We will have to perform additional clinical trials prior to submission of a New Drug Application, or NDA, for CORLUX for the treatment of the psychotic features of psychotic depression and for Cushing’s Syndrome. We willneed to raise additional funds to complete the development of CORLUX for the treatment of psychotic depression and Cushing’s Syndrome. In addition, we will need to raise additional funds to prepare for the commercialization of CORLUX for either of these indications, to develop a product for weight gain management associated with antipsychotic medications, and to continue and expand the development of our proprietary, selective GR-II antagonists.

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

We cannot be certain that additional funding will be available on acceptable terms or at all. The recent market and economic conditions may make it significantly more difficult for us to raise new capital. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. If we obtain funds through collaborations with others, these arrangements may be on unfavorable terms or may require us to relinquish certain rights to our technologies or product candidates, including potentially our lead product candidate that we would otherwise seek to develop on our own. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or we may be required to discontinue operations.

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

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended November 7, 2008 our average daily trading volume has been approximately 40,000 shares and the intra-day sales prices per share of our common stock ranged from $0.90 to $4.29. As of November 7, 2008, our officers, directors and principal stockholders control approximately 73% of our common stock. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	our cash and short-term investment position;

•	actual or anticipated timing and results of our clinical trials;

•	actual or anticipated regulatory approvals of our product candidates or of competing products;

•	changes in laws or regulations applicable to our product candidates or our competitors’ products;

•	changes in the expected or actual timing of our development programs or our competitors’ potential development programs;

•	actual or anticipated variations in quarterly operating results;

•	announcements of technological innovations by us, our collaborators or our competitors;

•	new products or services introduced or announced by us or our competitors;

•	General market and economic conditions, including those seen as a result of the recent worldwide financial credit crisis;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the biotechnology and pharmaceutical industries;

•	changes in the market valuations of similar companies;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	developments concerning collaborations;

•	trading volume of our common stock;

•	limited number of shares of our common stock held by non-affiliates of the company;

•	maintaining compliance with the listing requirements of the stock exchange on which we are listed;

•	announcement of, or expectation of, additional financing efforts; and

•	sales of our common stock by us or our stockholders.

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

The registration rights agreement covering the approximately 8.9 million shares issued in a private offering in March 2008 and an additional approximately 4.5 million shares underlying warrants issued in connection with the offering provide that if we fail to file or cause to be declared effective the registration statement or registration statements covering the resale of these shares prior to a specified deadlines, or fail to maintain the effectiveness of such registration statements (subject to limited permissible suspension periods), we may be required to pay the holders of such shares and warrants liquidated damages at the rate of 1% per month of the purchase price of these shares and warrants, up to a total of 10%. The registration statement covering the resale of the shares and shares underlying the warrants sold in this transaction was declared effective by the SEC on November 10, 2008. As discussed above in Management’s Discussion and Analysis of Operations – Liquidity and Capital Resources, since the registration statement was not declared effective within the time frame specified in the agreement, we became obligated to pay the investors in this financing liquidated damages of approximately $1.3 million for the period from July 8 through November 10, 2008. As noted above, if we fail to maintain the effectiveness of this registration statement, we may be obligated to pay additional liquidated damage amounts in the future.

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

As of November 7, 2008, our officers, directors and principal stockholders control approximately 73% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders. As of November 10, 2008, Paperboy Ventures LLC owns approximately 22% of our common stock. Allen Andersson, the chairman of Paperboy Ventures LLC, is a member of our board of directors. Paperboy Ventures’ ownership interest and board representation may allow it to exert significant control over us and the risks described above regarding our officers, directors and principal stockholders acting as a group are equally applicable to Paperboy Ventures acting alone.

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

During the quarter ended September 30, 2008, we sold a total of 404,587 shares of common stock to Kingsbridge under the CEFF at an average discounted price of $1.85 per share for total proceeds of $750,000. We expect to use the proceeds to conduct our current Phase 3 clinical trial evaluating CORLUX for the treatment of the psychotic features of psychotic depression, to conduct a Phase 3 clinical trial for CORLUX for the treatment of Cushing’s Syndrome, to conduct clinical trials to further evaluate the management of weight gain induced by antipsychotic medications, to continue development of our proprietary, selective GR-II antagonists and for general corporate purposes, including working capital.

These sales of shares pursuant to the CEFF are exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) the Securities Act of 1933, as amended, and Regulation D under the Securities Act of 1933, as amended.

In addition, on November 11, 2008, the Company entered into an Amendment to Registration Rights Agreement (the “Amendment”) which amended the Registration Rights Agreement (the “Original Agreement”), dated as of March 14, 2008, by and among the Company and the investors signatory thereto (the “Holders”). Pursuant to the Amendment, on November 11, 2008, the Company agreed to issue an aggregate of 883,155 shares of its common stock, valued at $1.45 per share (the closing market price of the Company’s common stock on the NASDAQ Capital Market on November 11, 2008) as full satisfaction for approximately $1.3 million in liquidated damages owed to the Holders under the Original Agreement. The Holders include Longitude Capital Management Co., LLP, Paperboy Ventures LLC, Sutter Hill Ventures and Alta Partners, LLP, venture capital firms that are all significant shareholders in the Company, as well as various entities and individuals related to these firms. The Purchasers also included trusts and other entities related to members of the Company’s Board of Directors, including G. Leonard Baker, Jr., Joseph C. Cook, Jr., David L. Mahoney and James N. Wilson, and other accredited investors. Allen Andersson, a member of the Company’s board of directors, is the chairman of Paperboy Ventures, LLC. Mr. Baker is a partner and managing director of Sutter Hill Ventures. Edward E. Penhoet, Ph. D., a member of the Company’s board of directors, is a director of Alta Partners, LLP. Patrick G. Enright, a member of the Company’s board of directors, is a managing director of Longitude Capital Management Col. LLP.

The issuance of these shares of common stock is exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D under the Securities Act of 1933, as amended. The shares issued in connection with the Amendment have not been registered under the Securities Act of 1933, as amended, or any state securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from SEC registration requirements. The shares were offered and issued only to accredited investors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

10.1	Second Amendment to Office Lease Agreement by and between Corcept Therapeutics, Inc., and Exponent Realty, LLC, dated October 17, 2008

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Anne M. LeDoux.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Anne M. LeDoux.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date: November 14, 2008	/s/ JOSEPH K. BELANOFF
Joseph K. Belanoff, M.D. Chief Executive Officer

Date: November 14, 2008	/s/ Anne M. LeDoux
Anne M. LeDoux
Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document

10.1	Second Amendment to Office Lease Agreement by and between Corcept Therapeutics, Inc., and Exponent Realty, LLC, dated October 17, 2008

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Anne M. LeDoux.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Anne M. LeDoux.