Form 10-K
period 2008-12-31
CORCEPT THERAPEUTICS INC
filed 2009-03-31
CIK 1088856

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(650) 327-3270

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered:
Common Stock, $0.001 par value	The NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $24,700,000 as of June 30, 2008 based upon the closing price on the Nasdaq Capital Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

On March 15, 2009 there were 49,763,206 shares of common stock outstanding at a par value $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Form 10-K

For the year ended December 31, 2008

PART I

This Annual Report on Form 10-K, or Form 10-K, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements contained in this Form 10-K, other than statements of historical fact, are forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “should,” “seeks” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements made in this Form 10-K include, but are not limited to, statements about:

•	the progress of our research, development and clinical programs and timing of the introduction of CORLUX® and future product candidates, including CORT 108297;

•	estimates of the dates by which we expect to report results of our clinical trials and the anticipated results of these trials;

•	our ability to market, commercialize and achieve market acceptance for CORLUX or other future product candidates;

•	uncertainties associated with obtaining and enforcing patents;

•	our estimates for future performance; and

•	our estimates regarding our capital requirements and our needs for additional financing.

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

•

Psychotic depression.    We have an exclusive patent license from Stanford University for the use of GR-II antagonists to treat the psychotic features of psychotic major depression, hereinafter referred to as psychotic depression. The United States Food and Drug Administration (FDA) granted “fast track” status to our program to evaluate the safety and efficacy of CORLUX for the treatment of the psychotic features of psychotic depression. Psychotic depression affects approximately three million people annually in the US. There is no FDA-approved treatment for psychotic depression. Psychiatrists currently use two approaches: electroconvulsive therapy (ECT), which involves passing an electrical current through the brain until the patient has a seizure, and combination drug therapy (simultaneous use of antidepressant and antipsychotic medications). Both ECT and combination drug therapy almost always have slow onsets of action and debilitating side effects. By modifying the level and release pattern of cortisol within the human body, we believe that CORLUX may be able to treat the psychotic features of psychotic depression more quickly and effectively and with fewer side effects than is possible with currently available treatments.

Three Phase 3 clinical trials have been completed. While the response rate to CORLUX exceeded the response rate to placebo in each of these studies for the primary endpoint, a 50% reduction in the Brief Psychiatric Rating Scale Positive Symptom Subscale (BPRS PSS) at day 7 sustained to day 56, in none of these studies was the difference in response rate statistically significant. However a robust relationship was demonstrated between higher plasma levels of CORLUX and higher response rates. This relationship was tested prospectively in the third of our three completed Phase 3 trials based on a predetermined plasma concentration. Patients whose plasma level exceeded this predetermined level had higher response rates than the placebo group and the difference was statistically significant. We believe that the confirmation of a drug concentration/response correlation threshold for efficacy provides a strong basis for the design of our ongoing fourth Phase 3 study.

We are currently enrolling patients in an additional pivotal Phase 3 study of CORLUX in psychotic depression. This trial was designed to benefit from the findings of our earlier studies. As such, we have increased the CORLUX dose to 1200 mg per day from the 600 mg used throughout most of the earlier Phase 3 trials. This change in dose is expected to substantially increase the number of patients whose plasma drug level exceeds the threshold needed to see a response that exceeds the response in the placebo group with statistical significance. We have also centralized the diagnosis and rating of disease activity to improve consistency and reduce bias. Based on the findings of our earlier trials, we believe that the increased signal associated with higher dosing and the reduced noise associated with the centralized rating will improve the probability of success in our ongoing Phase 3 trial.

We continue to target enrollment of 450 patients in this randomized double blind placebo controlled trial and plan to conduct an interim analysis of the data when a sufficient number of patients have completed the study. We believe that the addition of a third party centralized rating service to independently evaluate patients for entry into the study will improve the consistency of rating across clinical trial sites and reduce the background noise that was illustrated in earlier studies and is endemic to many psychopharmacologic studies. However, it has also caused enrollment of this trial to ramp up more slowly than previously projected. Due to the relatively high cost of this program, length of the trial, and our current financial constraints, we are scaling back our planned rate of spending on this trial and extending the timeline for its completion.

•

Cushing’s Syndrome.    We are conducting a Phase 3 trial with CORLUX for the treatment of endogenous Cushing’s Syndrome. It is a disorder caused by prolonged exposure of the body’s tissues to high levels of the hormone cortisol. Symptoms are variable, but most often include high blood sugar (“glucose intolerance”), high blood pressure, central obesity, muscle weakness and severe fatigue. Depression, anxiety, irritability and disordered thinking are also common. Current treatment depends on the specific reason for cortisol excess and may include surgery, radiation, chemotherapy or the use of drugs that prevent the body from producing cortisol.

We estimate that there are at least 3,000 patients in active treatment for Cushing’s Syndrome though there may be many more patients who do not present for treatment due to the limited therapeutic options. CORLUX represents a potentially attractive treatment option with the potential for long-term oral dosing for this targeted patient population. The FDA has granted Orphan Drug Designation for CORLUX for the treatment of endogenous Cushing’s Syndrome. “Orphan” drugs receive seven years of marketing exclusivity from the date of approval, as well as tax credits for clinical trial costs, marketing application filing fee waivers and assistance from the FDA in the drug development process.

The Investigational New Drug application (IND) for the evaluation of CORLUX for the treatment of Cushing’s Syndrome was opened in September 2007. The FDA has indicated that our single 50-patient open-label study, focused on improvement in glucose tolerance and blood pressure, as well as broader measures of patient outcomes, may provide a reasonable basis for the submission of a New Drug Application (NDA) for this indication. This trial was opened for enrollment late in December 2007. We are targeting completion of enrollment of this trial in the fourth quarter of 2009 and anticipate final data to be available in 2010.

•

Antipsychotic-induced Weight Gain Mitigation.    We have conducted two clinical proof of concept studies with CORLUX, demonstrating in humans the ability of the compound to mitigate weight gain associated with atypical antipsychotic medications. In June 2007, we announced results of our proof-of-concept study evaluating the ability of CORLUX to mitigate weight gain associated with the administration of Eli Lilly’s Zyprexa® (olanzapine). The results indicated a statistically significant reduction in weight gain in those subjects who took olanzapine plus CORLUX compared to those who took Zyprexa alone. The trial also demonstrated that CORLUX had a positive impact on secondary metabolic endpoints of fasting insulin, triglycerides and abdominal fat, as measured by waist circumference. Eli Lilly provided Zyprexa and financial support for this study. In January 2009, we announced preliminary results of a similar proof-of-concept study evaluating the ability of CORLUX to mitigate weight gain associated with the administration of Johnson & Johnson’s Risperdal® (risperidone). The results from this study indicated a statistically significant reduction in weight gain in those subjects who took Risperdal plus CORLUX compared to those who took Risperdal alone.

The purpose of these studies was to explore the hypothesis that GR-II antagonists, such as CORLUX and our next generation of selective GR-II antagonists (now in preclinical evaluation), would mitigate weight gain associated with a broad range of atypical antipsychotic medications, such as Zyprexa, Risperdal, Clozaril® (clozapine) and Seroquel® (quetiapine), which are widely used to treat schizophrenia and bipolar disorder. All medications in this group are associated with treatment emergent weight gain of varying degrees and carry warning labels relating to treatment emergent hyperglycemia and diabetes mellitus.

We are evaluating our next-generation selective GR-II receptor antagonists for the mitigation of anti-psychotic induced weight gain. In September 2008 we announced the initiation of preclinical studies of CORT 108297, the lead compound in one of our three proprietary series of selective GR-II antagonists. These two studies were supported financially by Eli Lilly. We announced results from the trials in January 2009, which demonstrated that CORT 108297 has the potential to both reduce weight gain caused by olanzapine and to prevent weight gain caused by initiation of treatment with olanzapine in a rat model. We retain worldwide commercial rights to CORT 108297 as well as all additional compounds within the three series of GR-II selective antagonists that we have discovered.

In addition to the above, we also own or have exclusively licensed issued patents and patent applications relating to the treatment of several disorders that we believe also result from, or are negatively affected by, prolonged exposure to elevated cortisol including but not limited to increasing the therapeutic response to electroconvulsive therapy (ECT), mild cognitive impairment, stress disorders and the treatment of delirium. We also have filed patent applications for additional diseases that may benefit from treatment with a drug that blocks the GR-II receptor.

We were incorporated in the State of Delaware on May 13, 1998. Our registered trademarks include Corcept® and CORLUX®. Other service marks, trademarks and trade names referred to in this document are the property of their respective owners.

The Role of Cortisol in Disease

Cortisol is a steroid hormone that plays a significant role in the way the body reacts to stressful conditions and is essential for survival. Cortisol significantly influences metabolism, exerts a clinically useful anti-

inflammatory effect and contributes to emotional stability. Insufficient levels of cortisol may lead to dehydration, hypotension, shock, fatigue, low resistance to infection, trauma, stress and hypoglycemia. Excessive levels of cortisol may lead to edema, hypertension, fatigue and impaired glucose tolerance.

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

Many studies have shown that patients with psychotic depression have elevated levels and abnormal release patterns of cortisol. This abnormal cortisol pattern is not usually present in patients with nonpsychotic depression. More than 20 years ago, one of our scientific co-founders postulated that elevated levels of cortisol in patients with psychotic depression lead to elevated levels of dopamine, an important chemical substance found in the brain. Elevated levels of dopamine have been implicated in both delusional thinking and hallucinations. This was a clinically relevant hypothesis because it led to the concept that antipsychotic medications, which act by blocking dopamine, in combination with antidepressant medications, could be useful in treating psychotic depression. The hypothesis also led to the concept that by regulating the level and release patterns of cortisol, one could normalize dopamine levels in the brain, which may, in turn, ameliorate the symptoms of psychotic depression. In addition to cortisol’s effect on dopamine levels, research has shown that prolonged elevated cortisol may also play a direct role in causing the symptoms of psychotic depression.

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

The discovery that the brain has high affinity and low affinity receptors for cortisol was critical to our scientific approach in treating the psychosis manifested by patients with psychotic depression because it allowed for a specific target for a potential medication. CORLUX, also known as mifepristone, works by selectively blocking the binding of cortisol to GR-II; CORLUX is neither an antagonist nor agonist of GR-I. Because of its selective affinity, we believe that CORLUX can have a therapeutic benefit by modulating the effects of abnormal levels and release patterns of cortisol without compromising the necessary normal functions of cortisol. We have also discovered three series of compounds, one of which includes our lead candidate CORT 108297, which, like CORLUX, potently block the GR-II receptor, but, unlike CORLUX, do not block the progesterone receptor.

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

We believe that people afflicted with psychotic depression are, as a group, under-recognized and undertreated because of:

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

Because a therapeutic response to ECT and combination drug therapy does not occur for several weeks, neither approach prevents lengthy and expensive hospital stays in patients who are seriously ill. Consequently, a significant need exists for a medication that provides rapid relief from the psychotic symptoms of psychotic depression, as such a medication would substantially reduce the length of suffering and expenses associated with the illness and its treatment. We believe that people suffering from psychotic depression would prefer a treatment that did not involve the risks of anesthesia, adverse side effects and stigma associated with ECT or the slow onset of action associated with both ECT and combination drug therapy. If an alternative treatment was approved by the FDA and had secured third-party reimbursement, we believe that many patients with psychotic depression would choose that alternative.

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

CORLUX for Psychotic Depression Clinical Trials

We have completed seven clinical trials evaluating CORLUX in psychotic depression, in addition to our ongoing Phase 3 trial. The trials include three Phase 3 trials conducted from 2004 through 2007, in addition to four earlier stage clinical trials with CORLUX. These completed trials generated important data confirming the safety profile of CORLUX (alone and in combination with commonly prescribed antipsychotic and antidepressant medications), demonstrating positive efficacy trends, and providing insights into the design of future clinical trials which might improve the probability of clinical success.

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

Phase 1 and 2 Trials.    We completed four earlier-stage trials evaluating safety and efficacy of CORLUX alone, in combination with other commonly used antipsychotics and antidepressants and in retreatment.

•

Dose Finding Study:    In January 2001, we completed our first trial (Study 01), an open label dose finding clinical trial with 30 evaluable patients studying efficacy, tolerability and dose response of CORLUX for the treatment of the psychotic features of psychotic depression. After one week of treatment, approximately two-thirds of the patients in the two higher dosage groups experienced clinically meaningful reductions in psychosis, as measured by the BPRS PSS. A clinically meaningful reduction in psychosis represents a reduction of symptoms that are readily recognizable by patients and physicians.

•

Phase 2 Studies:    Later in 2001, we conducted two additional clinical trials evaluating the safety and efficacy of CORLUX for the treatment of the psychotic features of psychotic depression. These two trials, Study 02 and Study 03, were double-blind, placebo-controlled, safety and efficacy studies each with approximately 200 patients. Both studies were designed and powered to test the hypothesis that the group of patients treated with CORLUX would be superior to the control group in achieving a rapid (within 7 days) and sustained (to 28 days) reduction in their BPRS score of at least 30%.

In Study 02 patients were allowed to receive any antipsychotic or antidepressant medications deemed appropriate by their treating physicians prior to entry into the study and throughout the week of administration of the study drugs. This study showed that CORLUX was well tolerated and that there were no discernable problems with drug interactions between CORLUX and commonly prescribed antipsychotic and antidepressant medications.

In Study 03 patients were not allowed to receive any antipsychotic or antidepressant medication for at least 7 days prior to administration of the study drug or during the week of study drug administration. This study demonstrated with statistical significance that patients in the CORLUX group were more likely to achieve a rapid and sustained reduction in psychotic symptoms than patients in the control group, as measured by a 30% reduction in the BPRS at 7 days sustained to 28 days (p value = 0.01) and a 50% reduction in the BPRS PSS at 7 days sustained to 28 days (p value = 0.01). The term “p value” is a statistical term that indicates the probability that an observed result is random. A p value of 0.05 or less is considered statistically significant.

•

Retreatment Study:    In our fourth trial, we evaluated the safety of retreatment in patients with a favorable response to treatment in Study 02 and Study 03, and our analysis indicates that patients tolerated their retreatment well.

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

The primary endpoint for Study 06 and Study 07 was the proportion of patients with at least a 50% improvement in the BPRS PSS at both Day 7 and Day 56. This type of endpoint is known as a categorical endpoint. Patients must have had at least mild psychotic symptoms (BPRS PSS ≥ 12) to enter the studies and were hospitalized if clinically necessary. BPRS PSS assessments were also made at Days 14, 28 and 42. The primary endpoint for Study 09 was the proportion of patients with at least a 50% improvement in the BPRS PSS at both Day 7 and Day 28. A secondary endpoint of Study 09 was the same as the primary endpoint for Study 06 and Study 07.

Study 07

The first of these trials, Study 07, which began in September 2004, enrolled 257 patients at 25 sites in the United States and Europe randomized one-to-one to either treatment or placebo. Patients in the treatment arm received 600 mg of CORLUX once daily for a period of seven days. Patients did not take any antidepressant or antipsychotic medication for at least one week before beginning the seven day treatment period. After the seven days of CORLUX treatment, all patients received antidepressant therapy through Day 56. Treatment with antipsychotic medications or ECT was not allowed at any time during the study.

In August 2006 we announced the results of Study 07. In this study 30.5% of the patients receiving CORLUX and 28.6% of the patients receiving placebo met the primary endpoint. This was not a statistically significant difference in response rate. The two key secondary endpoints of Study 07 also did not achieve statistical significance. There was an unusually high placebo response rate in this trial. At Day 56, for example, approximately 80% of the patients in both of the arms of the study had at least a 50% improvement in BPRS PSS score.

Even though Study 07 did not meet its primary endpoint, an exploratory analysis of the data from this clinical trial revealed some items that were useful in the design of additional trials of CORLUX for the treatment of psychotic depression, including the fact that patients with higher plasma levels of CORLUX showed greater improvement than patients who took placebo. Patients with CORLUX plasma levels higher than 1661 nanograms per milliliter on Day 7 had statistically significant greater response rates observed than did patients who received placebo.

A finding in Study 07 that was instructive for future trials was a statistically significant site by treatment effect. A site by treatment analysis is conducted for all clinical trials to know if the results seen at one site are generalizable to patients seen at another site. A statistically significant site by treatment effect indicates that the effect of treatment with a drug is not uniform at the various clinical sites participating in the clinical trial and it is not possible to know which sites represent the true activity of the drug.

Another important finding in Study 07 was that results were not consistent across patients enrolled in the trial, depending on where and when they were enrolled. An analysis of the results of the first 150 patients, enrolled before additional sites and promotional activities were added, revealed a statistically significant difference on the primary endpoint favoring patients who took CORLUX compared to those who did not. Most of the clinical sites enrolling patients during this time had participated in Study 02 and Study 03.

The sites that had enrolled the first 150 patients continued enrolling patients until the trial was fully enrolled at the end of April 2006. By the end of the study this group of sites had enrolled a total of 215 patients, approximately the same total number of patients enrolled in Study 03. The primary endpoint was also met with statistical significance with these 215 patients. The eight additional sites that we added after January 1, 2006, to increase the speed of enrollment had not participated previously in clinical trials sponsored by Corcept. In the group of 42 patients enrolled by those sites, those who took placebo had a substantially higher response rate on the primary endpoint than those who took CORLUX. The disparate outcome between the group of 215 patients and the group of 42 patients resulted in a statistically significant site by treatment effect.

Study 09

Study 09 was a randomized, double-blind, placebo-controlled study in which 247 patients were enrolled at 17 sites. The primary endpoint, a responder analysis, was the proportion of patients with at least a 50% improvement in the BPRS PSS score at both Day 7 and Day 28. We announced the results of this study in September 2006. The study did not demonstrate a significant difference in response between patients receiving CORLUX and patients receiving placebo as measured by the primary endpoint. The results at the two key secondary endpoints of Study 09 also were not statistically significant. Study 09 had an extremely high placebo response rate; the magnitude of which was unprecedented. At Day 56, for example, approximately 95% of the patients in both of the arms of the study were responders as measured by a 50 percent improvement in BPRS PSS score. Although the study did not meet the primary or a key secondary endpoints, it is interesting to note that there was a statistically significant difference between the CORLUX group and the placebo group based on the change from baseline to Day 56 on the BPRS PSS scale. Change from baseline to study end is an endpoint commonly used to measure the efficacy of antipsychotic and antidepressant medications. However, because of the already high degree of response in the comparator group, it is difficult to determine how much additional clinical utility is conferred by this finding.

Study 06

Study 06, which began in October 2004, enrolled 443 patients at 45 sites in the United States and Europe. These patients were randomly assigned to three active dose groups (300 mg, 600 mg and 1200 mg) or a placebo group, with patients receiving once daily dosing for a period of seven days. The three dosing levels responded to the FDA’s request to supplement data on a range of doses to augment the data provided by our open label dose ranging study completed in 2001. Patients in the study did not take any antidepressant and antipsychotic medication for at least one week before the seven day treatment period and received antidepressant therapy starting on Day 1 through Day 56. As with Study 07, treatment with antipsychotic medications or electroconvulsive therapy was not allowed at any time during this study.

We reported the initial results of this trial in March 2007. The study did not achieve statistical significance with respect to the primary endpoint. However, there was a statistically significant correlation between plasma levels and clinical outcome achieved during treatment. Response rates for patients whose plasma levels rose above a predetermined threshold were statistically different than those patients whose plasma levels were below the threshold and those patients who received placebo. In particular, those patients in Study 06 who achieved a predetermined concentration of CORLUX in their plasma separated from the placebo group with statistical significance. At substantially lower plasma levels of CORLUX, there was no distinguishable difference in response rates between patients who received CORLUX and those receiving placebo. This study confirms our previous post hoc finding in Study 07 that at higher plasma levels the drug candidate is able to demonstrate substantially greater clinical response than the placebo group. Further, the incidence of serious adverse events did not differ between placebo and any of the three CORLUX dose groups.

Fourth Phase 3 trial – Study 14

We believe that the confirmation of a correlation between drug concentration and clinical response, as well as other observations from Study 06 and our two other completed Phase 3 clinical trials, served as a strong basis for the design of our ongoing Phase 3 study, which commenced in March 2008. The protocol for this trial incorporates the learnings from the three completed Phase 3 trials in that it addresses the established relationship between increased drug plasma levels and clinical response, and it attempts to decrease the random variability observed in the results of the psychometric instruments used to confirm diagnosis and measure efficacy. We met with the FDA to discuss and seek their input concerning the design of this trial.

•

Increased Signal:    In this trial we are administering a CORLUX dose of 1200 mg once per day for seven days instead of 600 mg once per day for seven days because in Study 06, as expected, at this dose more patients achieved the threshold plasma concentration. In Study 06, 81% of the patients who took 1200 mg of CORLUX achieved a drug plasma level sufficient to separate responders from non-responders.

•

Decreased “Noise”:    We also are utilizing a third party centralized rating service to independently evaluate the patient’s diagnosis prior to entry into the study as well as to assess response. We believe the centralization of this process will improve the accuracy of diagnosis and the consistency of rating across clinical trial sites and reduce the background noise that is endemic to many psychopharmacologic studies and clearly visible in our earlier studies.

We believe that these changes in the protocol should allow us to establish the efficacy of CORLUX in the treatment of the psychotic features of psychotic depression. Given the serious nature of psychotic depression, the lack of any approved drugs for the disorder and the data from our first clinical trial, the FDA granted a fast track designation for CORLUX for the treatment of the psychotic features of psychotic depression. In addition, the FDA has indicated that CORLUX will receive a priority review if no other treatment is approved for psychotic depression at the time we submit our NDA.

Additional Trials and Pre-clinical Studies.    In support of an eventual NDA submission, we plan to conduct additional clinical trials to assess the safety of retreatment of patients with CORLUX. We also plan to conduct several small trials to evaluate how the drug acts on the human body, how the human body acts on the drug and the drug’s safety. In addition to our clinical trials, we have completed a standard 12-month toxicology study in dogs and a carcinogenicity study in rats. Two additional carcinogenicity studies in mice have been completed. These studies are designed to meet FDA requirements and the guidelines of an international regulatory body called the International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use.

Clinical Trial Agreements.    Many of our Phase 3 clinical trials are conducted through the use of clinical research organizations (CROs.) At our request, these organizations oversee clinical trials at various institutions to test the safety and efficacy of our product candidates for the targeted indications. Our ongoing Phase 3 clinical trial, Study 14, evaluating CORLUX for the treatment of the psychotic features of psychotic depression is being conducted under an agreement with ICON Clinical Research, LP (ICON). This agreement may be terminated by Corcept with 60 days notice to ICON, or sooner based on mutual agreement of the parties. In addition, we entered into an agreement with MedAvante, Inc., in March 2008, to provide the centralized psychiatric diagnosis and rating services for patients being screened and enrolled in Study 14. This agreement may be terminated by Corcept with 30 days notice to MedAvante.

The previous three Phase 3 trials for CORLUX for this indication were conducted under clinical development agreements with other CROs that will be responsible for the completion of final reporting under these trials.

CORLUX for Cushing’s Syndrome

Cushing’s Syndrome.    We are conducting a Phase 3 trial with CORLUX for the treatment of endogenous Cushing’s Syndrome. It is a disorder caused by prolonged exposure of the body’s tissues to high levels of the hormone cortisol. Symptoms are variable, but most often include high blood sugar (“glucose intolerance”), high blood pressure, central obesity, muscle weakness and severe fatigue. Depression, anxiety, irritability and disordered thinking are also common. Current treatment depends on the specific reason for cortisol excess and may include surgery, radiation, chemotherapy or the use of drugs that prevent the body from producing cortisol.

We estimate that there are at least 3,000 patients in active treatment for Cushing’s Syndrome though there may be many more patients who do not present for treatment due to the limited therapeutic. CORLUX represents a potentially attractive treatment option with the potential for long-term oral dosing for this targeted patient population. The FDA has granted Orphan Drug Designation for CORLUX for the treatment of endogenous Cushing’s Syndrome. “Orphan” drugs receive seven years of marketing exclusivity from the date of approval, as well as tax credits for clinical trial costs, marketing application filing fee waivers and assistance from the FDA in the drug development process.

The Investigational IND for the evaluation of CORLUX for the treatment of Cushing’s Syndrome was opened in September 2007. The FDA has indicated that our single 50-patient open-label study, focused on improvement in glucose tolerance and blood pressure, as well as broader measures of patient outcomes, may provide a reasonable basis for the submission of an NDA for this indication. This trial was opened for enrollment late in December 2007. We are targeting completion of enrollment of this trial in the fourth quarter 2009 and anticipate final data to be available in 2010.

CORLUX for Other Metabolic Disorders

In June 2007, we announced results of our proof-of-concept study evaluating the ability of CORLUX to mitigate weight gain associated with the administration of Lilly’s Zyprexa® (olanzapine). The results indicated a statistically significant reduction in weight gain in those subjects who took Zyprexa plus CORLUX compared to those who took Zyprexa alone. Eli Lilly provided Zyprexa and financial support for this study. In January 2009, we announced preliminary top-line results from another proof-of-concept study evaluating the ability of CORLUX to mitigate weight gain associated with the administration of Johnson & Johnson’s Risperdal (risperidone). The results indicated a statistically significant reduction in weight gain in those subjects who took Risperdal plus CORLUX compared to those who took Risperdal alone. Both Zyprexa and Risperdal are indicated for the treatment of schizophrenia and bipolar disorder.

In the study of CORLUX and Zyprexa, 57 lean, healthy men (body mass index of 25 or less) were randomized to receive either Zyprexa plus placebo (n=22), Zyprexa plus CORLUX (n=24) or CORLUX plus placebo (n=11). This study took place in an institutional setting where daily weights were recorded and a range of metabolic parameters were measured. In the two week study, subjects in the Zyprexa alone group gained an average of 2.5 pounds more than subjects in the Zyprexa plus CORLUX group and 2.2 pounds more than subjects in the CORLUX alone group, which are highly statistically significant differences (p<.001). The difference in weight gain trajectory was apparent in the first days of the study, reaching statistical significance during the first week. The increase in waist circumference, a surrogate for abdominal fat, in subjects who received Zyprexa alone was also significantly greater than subjects who received Zyprexa plus CORLUX (p<.01). The study was not designed to have statistical power to detect significant effects on metabolic measures, including waist circumference; however, notable additional non-statistically significant group differences were observed. Patients taking Zyprexa plus placebo experienced greater increases from baseline to end of study in both triglycerides and fasting insulin compared to patients taking Zyprexa plus CORLUX. No unexpected study drug related adverse events were observed.

In the study of CORLUX and Risperdal, 75 lean, healthy men (body mass index of 23 or less) were randomized to receive either Risperdal plus placebo (n=30), Risperdal plus CORLUX (n=30) or CORLUX plus placebo (n=15). This study also took place in an institutional setting where daily weights were recorded and a range of metabolic parameters were measured. In this four-week randomized double-blind controlled study, subjects in the Risperdal alone group gained an average of 9.2 pounds, compared to a gain of 5.1 pounds in the Risperdal plus CORLUX group. This difference was highly statistically significant (p<0.0001). Additional important metabolic parameters, including fasting insulin, triglycerides and abdominal fat, as reflected by waist circumference, were also measured. The addition of CORLUX to Risperdal resulted in a statistically significant reduction in fasting insulin levels, triglyceride levels, and abdominal fat (as measured by waist circumference). Consistent with prior studies, CORLUX appeared to be well tolerated.

The combinations of Zyprexa and CORLUX or Risperdal and CORLUX are not approved for any indication. The purpose of these studies was to explore the hypothesis that GR-II antagonists would mitigate weight gain associated with atypical antipsychotic medications. The group of medications known as atypical antipsychotics, including Zyprexa, Risperdal, Clozaril® (clozapine) and Seroquel® (quetiapine), are widely used to treat schizophrenia and bipolar disorder. All medications in this group are associated with treatment emergent weight gain of varying degrees and carry a warning label relating to treatment emergent hyperglycemia and diabetes mellitus.

In April 2005, we announced results from two preclinical studies conducted in a rat model of olanzapine-induced weight gain. These studies demonstrated that CORLUX’s GR-II antagonist action has the potential to both reduce the weight gain associated with olanzapine and to prevent the weight gain associated with the initiation of treatment with olanzapine, which led to our studies in humans.

CORT 108297 for the Prevention and Reversal of Antipsychotic Induced Weight Gain

In January 2009 we announced results from two preclinical studies of our next-generation selective GR-II receptor antagonist, CORT 108297 for the prevention and reversal of weight gain associated with olanzapine. The data demonstrated that CORT 108297 has the potential to both reduce weight gain caused by olanzapine and to prevent weight gain caused by initiation of treatment with olanzapine. The two studies were conducted in the rat model of olanzapine induced weight gain described above in which CORLUX was tested with olanzapine. Eli Lilly provided olanzapine and funded the cost of these studies.

•

One study evaluated the potential for CORT 108297 to reverse weight gain caused by treatment with olanzapine. In this study six groups (n = 12 per group) of rats were allowed to eat a normal diet for 56 days. Five groups were dosed orally with olanzapine daily. The sixth group received placebo. At day 35, the five groups receiving olanzapine had gained a statistically significant amount of weight compared to the group receiving placebo. The five olanzapine groups then began to receive daily oral doses either of CORT 108297 (at one of three dose levels), CORLUX, or placebo through day 56. The data demonstrated that the rats administered olanzapine alone continued to gain weight through day 56. In contrast, the rats given olanzapine along with CORT 108297 and those administered olanzapine with CORLUX did not. By day 56, there was a highly statistically significant difference between these groups and the group administered olanzapine alone. In addition, the ameliorization of olanzapine induced weight gain by CORT 108297 was dose dependent. The rats that received the combination of olanzapine with CORT 108297, or with CORLUX, had significantly less abdominal fat than the group dosed with olanzapine alone.

•

The other study evaluated the potential for CORT 108297 to prevent weight gain when administered concurrently with olanzapine. In this study six groups (n = 12 per group) of rats were allowed to eat a normal diet for 21 days. Five groups were dosed orally with olanzapine daily and one group was given placebo daily. Four of the groups that received olanzapine were also dosed orally with either CORT 108297 (at one of three dose levels) or CORLUX; one group received olanzapine plus placebo. The sixth group was dosed with only placebo. The data demonstrated that at day 21, the three groups dosed with the combination of olanzapine and CORT 108297 had gained significantly less weight compared to the group administered olanzapine alone. Rats administered olanzapine plus CORLUX also gained less weight than rats administered olanzapine alone, but this result did not reach statistical significance.

•

We recently completed a third study which further extends the dose response relationship in olanzapine induced weight gain down to 2 milligrams per kilogram (mg/kg). We have now seen a constant dose response relationship from 120 mg/kg down to 2mg/kg.

If CORT 108297 or other GR-II antagonists prove to mitigate the weight gain and metabolic disturbances associated with the use of antipsychotics it could be of benefit to the millions of people currently taking these medications. We plan to advance CORT 108297 into clinical trials in the next 12 months, subject to availability of funds.

GR-II Antagonist Platform

We have assembled a patent portfolio covering a broad range of uses, as well as the composition of our new chemical entities.

•

We have composition of matter claims on three patent families of novel selective glucocorticoid antagonists. These have been filed internationally, with applications for two of the three families already granted in Europe. In the United States, applications for two of the three families are in active prosecution, and are moving toward allowance. Examination has not yet begun in the U.S. on our third novel selective GR-II family.

•

We also have a portfolio of patents for the treatment of psychiatric and metabolic disorders that may benefit from drugs that block the GR-II receptor. In addition to psychotic depression, we own or have exclusively licensed issued patents for the use of GR-II antagonists for the prevention and treatment of stress disorders, for increasing the therapeutic response to ECT and for the treatment of:

•	weight gain following treatment with antipsychotic medication,

•	early dementia, including early Alzheimer’s disease;

•	mild cognitive impairment;

•	gastroesophageal reflux disease;

•	cognitive deterioration in adults with Down’s Syndrome;

•	delirium; and

•	psychosis associated with cocaine addiction.

Discovery Research

In early 2003, we initiated a discovery research program to identify and patent more selective GR-II antagonists at a contract research organization in the United Kingdom. Through the research program, we identified and filed patent applications for three distinct series of GR-II antagonists. These compounds appear to be as potent as Corcept’s lead product CORLUX in blocking cortisol but, unlike CORLUX, they do not appear to block the progesterone or other steroid receptors. Currently we are evaluating several compounds in our research programs, including CORT 108297, a lead compound from our discovery efforts. CORT 108297 has demonstrated attractive characteristics, with high plasma and brain concentrations in an animal model and promising results in a human microdosing study, including good bioavailability and potential for once-daily dosing. As previously mentioned, CORT 108297 has also demonstrated the ability to prevent and reduce olanzapine induced weight gain in a rodent model.

Research and Development

We incurred approximately $14.2 million, $7.9 million and $20.8 million of research and development expenses, respectively, in the years ended December 31, 2008, 2007 and 2006, which accounted for approximately 71%, 62% and 81% of our total expenses in these respective fiscal years. For a further discussion, see Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Results of Operations.

Medical Education and Commercialization

We are planning for the commercialization of CORLUX. To achieve commercial success for any approved product, we must either develop a marketing and sales force or enter into arrangements with others to market and sell our products. We intend to develop our own medical education and commercialization infrastructure in the United States for CORLUX because we believe that the initial markets for psychotic depression in the United States and for Cushing’s Syndrome are highly concentrated and accessible.

•

We anticipate that this will include hiring a small, experienced field sales force to access patients with psychotic depression. We intend to focus initially on patients who are candidates for ECT by marketing to hospitals and psychiatrists that perform ECT. We estimate that there are approximately 900 hospitals with more than 30 in-patient psychiatric beds. Of these, we estimate that approximately 300 offer ECT. We believe that approximately 1000 psychiatrists administer most ECT procedures. Subsequently, we also intend to expand our commercialization efforts to address the larger set of patients with psychotic depression currently undergoing combination drug therapy, which would require an increase in the size of our initial sales force.

•

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

•

We also expect to hire a small, experienced field sales force to sell CORLUX for the treatment of Cushing’s Syndrome. We intend to focus on patients who are in the care of an endocrinologist and in active treatment for their disease. We estimate that there are approximately 300 endocrinologists who could be targeted to reach the Cushing’s Syndrome patients in active treatment.

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

We also own issued U.S. patents for the use of GR-II antagonists in the treatment of mild cognitive impairment, for the treatment of weight gain following treatment with antipsychotic medication, for the prevention and treatment of stress disorders, for the treatment of delirium, for the treatment of gastroesophageal reflux disease, for inhibiting cognitive deterioration in adults with Down’s Syndrome and for increasing the therapeutic response to ECT. In addition, we have three U.S. composition of matter patent applications covering specific GR-II antagonists and six U.S. method of use patent applications covering certain GR-II antagonists, including the treatment of:

•	catatonia;

•	neurological damage in premature infants;

•	migraine headaches;

•	postpartum psychosis, and

•	psychosis associated with interferon-alpha therapy.

We have also filed, where we deemed appropriate, foreign patent applications corresponding to our U.S. patent applications.

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

Government Regulation

Prescription pharmaceutical products are subject to extensive pre- and post-market regulation, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising, and promotion of the products under the Federal Food, Drug and Cosmetic Act. All of our product candidates will require regulatory approval by government agencies prior to commercialization. The process required by the FDA before a new drug may be marketed in the United States generally involves the following: completion of preclinical laboratory and animal testing; submission of an IND, which must become effective before clinical trials may begin; performance of adequate and well controlled human clinical trials to establish the safety and efficacy of the proposed drug or biologic’s intended use; and, in the case of a new drug, approval by the FDA of an NDA. The process of complying with these and other federal and state statutes and regulations in order to obtain the necessary approvals and subsequently complying with federal and state statutes and regulations involves significant time and expense.

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

Orphan Drug Designation.    The FDA has granted us Orphan Drug designation for CORLUX for the treatment of endogenous Cushing’s Syndrome. The designation provides special status to a product to treat a rare disease or condition providing that the product meets certain criteria. Orphan designation qualifies the sponsor of the product for the tax credit and marketing incentives of the ODA. A marketing application for a prescription drug product that has been designated as a drug for a rare disease or condition is not subject to a prescription drug user fee unless the application includes an indication for other than a rare disease or condition.

Employees

We are managed by a core group of experienced pharmaceutical executives with a track record of bringing new drugs to market. To facilitate advancement of development programs, we also enlist the expertise of associates and advisors with extensive pharmaceutical development experience.

As of December 31, 2008, we had 15 full-time employees, three part-time employees and 13 long-term contract staff. Four of our employees are M.D.s. We consider our employee relations to be good. None of our employees is covered by a collective bargaining agreement.

Available Information

We are subject to the information requirements of the Securities Exchange Act of 1934 and we therefore file periodic reports, proxy statements and other information with the Securities and Exchange Commission, or SEC, relating to our business, financial statements and other matters. The reports, proxy statements and other information we file may be inspected and copied at prescribed rates at the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00 A.M. to 3:00 P.M. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy statements and other information regarding issuers like us that file electronically with the SEC. The address of the SEC’s Internet site is www.sec.gov. For more information about us, please visit our website at www.corcept.com. You may also obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports on the day the reports or amendments are filed with or furnished to the SEC by visiting our website at www.corcept.com. The information found on, or otherwise accessible through, our website, is not incorporated information, and does not form a part of, this Form 10-K.

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

Risks Related to Our Business

We will depend heavily on the success of our lead product candidate, CORLUX, in development for the treatment of the psychotic features of psychotic depression and for the treatment of Cushing’s Syndrome. Our first three Phase 3 trials in psychotic depression did not meet their primary and key secondary endpoints. If we are unable to commercialize CORLUX for the psychotic depression indication or for Cushing’s Syndrome, or experience significant delays in doing so, we may be unable to generate revenues and our stock price may decline.

We have invested a significant portion of our time and financial resources since our inception in the development of CORLUX for the treatment of psychotic features of psychotic depression. We currently do not have any commercial products and we anticipate that for the foreseeable future our ability to generate meaningful revenues and achieve profitability will be solely dependent on the successful development, approval and commercialization of CORLUX for the treatment of psychotic features of psychotic depression or Cushing’s Syndrome. We have completed three Phase 3 clinical trials evaluating CORLUX for psychotic depression. None of the first three trials met its primary or key secondary endpoints. We are conducting a single Phase 3 trial in Cushing’s Syndrome. Many factors could harm our efforts to develop and commercialize CORLUX, including:

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

•

an inability to obtain, or delay in obtaining, regulatory approval for the commercialization of CORLUX for the treatment of the psychotic features of psychotic depression or for the treatment of Cushing’s Syndrome;

•	an inability to manufacture CORLUX or the active ingredient in CORLUX in commercial quantities and at an acceptable cost; and

•	political concerns relating to other uses of mifepristone, or RU-486, that could limit the market acceptance of CORLUX.

Our clinical trials may not demonstrate that CORLUX is safe and effective. If our clinical program for CORLUX for the treatment of the psychotic features of psychotic depression, for Cushing’s Syndrome or for any other indications does not demonstrate safety and efficacy, our business will be harmed.

To gain regulatory approval from the FDA to market CORLUX, our Phase 3 clinical trials must demonstrate the safety and efficacy of CORLUX for the particular indication. Our first three Phase 3 studies evaluating CORLUX for the treatment of the psychotic features of psychotic depression did not meet their primary or key secondary endpoints. In addition to the need for an additional Phase 3 clinical trial, we are conducting, or plan to conduct, other studies in support of a potential NDA. Clinical development is a long, expensive and uncertain process and is subject to delays, and data obtained from clinical trials and supportive studies are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. While we obtained favorable results in our Phase 2 clinical trials in psychotic depression, these results were not replicated in a robust enough way in Studies 07, 09 or 06 and are not sufficient to use by themselves as the pivotal clinical trials in an application for FDA approval. In addition, we cannot assure you that supportive studies and tests will produce favorable results.

The development plan for CORLUX is not certain, and will require additional, expensive clinical and preclinical trials. We may not be able to finance the development programs.

During the development of CORLUX, we have been engaged in dialogue with the FDA to determine an acceptable development plan which would enable the FDA to complete its review in a satisfactory manner. Because the results of our previously completed Phase 3 trials evaluating CORLUX for treatment of the psychotic features of psychotic depression did not meet their primary endpoints, the FDA is requiring us to pursue at least one additional clinical trial to demonstrate the safety and/or efficacy of CORLUX for this indication. The FDA generally requires two positive Phase 3 studies or one positive Phase 3 study with other supportive data to be completed prior to the submission of an NDA.

We anticipate continued dialogue with the FDA to define any additional data needed to complete an NDA.

Further, we may decide, or the FDA or other regulatory authorities may require us, to pursue additional clinical, pre-clinical or manufacturing studies to satisfactorily complete our NDA. For example, the FDA may require us to perform a bioequivalance study comparing our recently reformulated CORLUX clinical trial materials to the materials used in our earlier clinical trials. Additional trials or studies will require additional funding which is not assured. Also, it is possible that additional trials or studies that we decide are necessary or desirable will delay or prevent the completion of the development of CORLUX for treating the psychotic features of psychotic depression or Cushing’s Syndrome. We anticipate continued dialogue with the FDA to define any additional data needed to complete an NDA.

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

We anticipate that our existing capital resources, including the availability of funding under the CEFF, will be sufficient to fund our current operating plan into early 2010. However, our expectations are based on our currently planned clinical development and research programs for CORLUX and for certain of our proprietary, selective GR-II antagonists, which may change as a result of many factors, including:

•	the costs, timing of site selection and enrollment of our clinical trials;

•	the results of our research efforts and clinical trials;

•	the need to perform additional clinical trials and other supportive studies;

•	the timing of the approval by the FDA, if any, to market CORLUX for the treatment of the psychotic features of psychotic depression;

•	developments or disputes concerning patents or proprietary rights, including announcements of claims of infringement, interference or litigation against us or our licensors;

•	actual or anticipated fluctuations in our operating results;

•	changes in our growth rates;

•	changes in our research development plans for our proprietary, selective GR-II antagonist;

•	the timing of commercialization of CORLUX and future product candidates; and

•	changes in the reimbursement policies of third-party insurance companies or government agencies.

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

Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock, currently set at $1.50 per share; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; the effectiveness and continued effectiveness of the resale registration statement; and the continued listing of our stock on the Nasdaq Capital Market. On June 10, 2008, the SEC declared effective our registration statement with the SEC covering the resale of approximately 3.6 million of the shares issuable under the CEFF and the shares issuable upon the exercise of the warrant. This registration statement covers approximately 37% of the 9.6 million shares of our common stock issuable pursuant to the CEFF and all of the 330,000 shares of our common stock issuable upon exercise of the warrant issued to Kingsbridge.

We intend to file additional registration statements covering the resale of additional shares of our common stock issuable pursuant to the CEFF beginning at the later of 60 days after Kingsbridge and its affiliates have resold substantially all of the securities registered for sale under this initial registration statement or six months after the effective date of this registration statement. These subsequent registration statements are subject to our ability to prepare and file them and may be subject to review and comment by the Staff of the SEC, as well as consent by our independent registered accounting firm. Therefore, the timing of these subsequent registration statements becoming effective cannot be assured. The effectiveness of these subsequent registration statements is a condition precedent to our ability to sell the shares of common stock subject to these subsequent registration statements to Kingsbridge under the CEFF. We cannot assure you that these registration statements will be declared effective or, if declared effective, that they will remain continuously effective thereafter.

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

Although our pivotal Phase 3 clinical trial in Cushing’s Syndrome only requires 50 patients, both site selection and enrollment could be an extended process. Delays in selection and initiation of clinical trial sites and/or patient enrollment could extend the time and cost for completion or inhibit our ability to complete the trial at all.

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

We are a development stage company with no current source of product revenue. We have a limited history of operations and have focused primarily on clinical trials, and if the outcome of our clinical trials supports it, we plan to seek FDA regulatory clearance to market CORLUX for the treatment of the psychotic features of psychotic depression and for the treatment of Cushing’s Syndrome. Historically, we have funded our operations primarily from the sale of our equity securities. We have incurred losses in each year since our inception in 1998. As of December 31, 2008, we had an accumulated deficit of $130.1 million. We do not know when or if we will generate product revenue. Subject to our ability to raise additional funds, we expect our research and development expenses to increase in connection with the clinical trials and other development activities for CORLUX and for other product candidates. We expect to incur significant expenses related to the preparation for commercializing CORLUX and for the product’s launch, if the FDA approves our NDA. As a result, we expect that our losses will increase for the foreseeable future. We are unable to predict the extent of any future losses or whether or when we will become profitable.

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

In connection with our ongoing Phase 3 trial evaluating CORLUX for the psychotic features of psychotic depression, Study 14, we have engaged MedAvante to provide centralized psychiatric rating services. MedAvante is providing centralized psychometric assessments via high resolution video-conferencing. The use of MedAvante’s centralized rating services is expected to increase the accuracy and consistency of the psychiatric assessments.

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

The use of psychiatric rating services provided by a third-party, MedAvante, as an additional screening element may continue to slow the pace of enrollment in Study 14.

Thus far we have seen a higher than anticipated incidence of potential patients who do not meet appropriate criteria for entrance into our trial for diagnostic and other clinical reasons during the screening of patients for Study 14. We believe that this is the result of improved accuracy in the screening process with the use of the

MedAvante centralized rating services as an additional step in the selection of patients appropriate for inclusion in the study. While we anticipate that the incidence of patients who do not meet the appropriate criteria for enrollment in the trial will decrease over time as the investigators improve their ability to identify potential patients for inclusion in the study and we identify which clinical trial sites have the greatest access to our targeted patient population, we cannot assure you that this will be the case. A continued lower enrollment rate could result in delays in the timing of anticipated completion of the trial and increased study costs.

If we are unable to obtain or maintain regulatory approval, we will be limited in our ability to commercialize our product candidates, including CORLUX, and our business will be harmed.

The research, testing, manufacturing, selling and marketing of product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, in which regulations differ from country to country. Obtaining and maintaining regulatory approval typically is an uncertain process, is costly and takes many years. In addition, failure to comply with the FDA and other applicable foreign and U.S. regulatory requirements may subject us to administrative or judicially imposed sanctions. These include warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending NDAs, or supplements to approved NDAs.

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

Even if we receive approval for the marketing and sale of CORLUX for the treatment of the psychotic features of psychotic depression, or endogenous Cushing’s Syndrome, CORLUX may never be accepted as a treatment for the approved indications.

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

We currently have no experience in, and we do not own facilities for, nor do we plan to develop facilities for, manufacturing any products. We have agreements with two manufacturers of the active pharmaceutical ingredient, or API, of mifepristone and an agreement with a tablet manufacturer for development quantities of CORLUX. The tablet manufacturer is a single source supplier to us. Our current arrangements with these manufacturers are terminable by either party at any time. Although we anticipate engaging our current tablet supplier to produce commercial quantities of CORLUX, we cannot guarantee that we will enter into an agreement with them on terms acceptable to us. If we are unable, for whatever reason, to obtain the active pharmaceutical ingredient or CORLUX tablets from our contract manufacturers, we may not be able to manufacture our required quantities or identify alternate manufacturers of mifepristone or CORLUX tablets in a timely manner or on reasonable terms, if at all.

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

The composition of matter patents on our families of novel selective glucocorticoid antagonists may not be issued and we would not be able to prevent competition from others.

We have filed composition of matter patent claims on three families of novel selective glucocorticoid antagonists but not all of these have been issued. These have been filed internationally, with applications for two of the three families already granted in Europe. In the United States, applications for two of the three families are in active prosecution, and are moving toward allowance. Examination has not yet begun in the U.S. on our third novel selective GR-II family. We cannot be certain that these patents will be issued to us. If these patents are not issued we may not be able to prevent others from developing competing compounds. The competing products could be prescribed by physicians instead of those developed by us.

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

We may not develop or continue to develop product candidates for any of the indications or compounds covered by our patents and patent applications. Typically, there is a high rate of attrition for product candidates in preclinical and clinical trials, so our product development efforts may not lead to commercially viable products. The use of GR-II antagonists may not be effective to treat these conditions or any other indications. In addition, we could discover that the use of GR-II antagonists in these patient populations has unacceptable side effects or is otherwise not safe.

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

We only have significant clinical experience with CORLUX and we may determine that CORLUX is not desirable for uses other than for the treatment of the psychotic features of psychotic depression or Cushing’s Syndrome. In that event, we would have to identify and may need to secure rights to a different GR-II antagonist. For example, we do not intend to develop CORLUX for mitigation of the weight gain associated with the use of Zyprexa, Risperdal, or other atypical antipsychotics, even though we have reported positive results in the proof of concept studies described elsewhere in this Annual Report on Form 10-K. We are pursuing other GR-II antagonists for this use and may pursue additional compounds. The compounds developed pursuant to our preclinical and discovery research programs, including CORT 108297, may fail to generate commercially viable product candidates in spite of the resources we may dedicate to the program. Even if product candidates are identified, we may abandon further development efforts before we reach clinical trials or after expending significant expense and time conducting clinical trials due to financial constraints, concerns over safety, efficacy of the product candidates or for other reasons. Moreover, governmental authorities may enact new legislation or regulations that could limit or restrict our development efforts. If we are unable to successfully discover and commercialize new uses for GR-II antagonists, we may be unable to generate sufficient revenue to support our operations.

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

Our employees have limited experience in marketing or selling pharmaceutical products and we currently have no sales staff and limited marketing activities. To achieve commercial success for any approved product, we must either develop a sales and marketing force or enter into arrangements with others to market and sell our future products. We currently plan to establish a small, specialty sales force to market and sell CORLUX in the United States for the treatment of the psychotic features of psychotic depression and for Cushing’s Syndrome. However, our sales and marketing efforts may not be successful or cost-effective. In the event that the commercial launch of CORLUX is delayed due to FDA requirements or other reasons, we may establish a sales and marketing force too early relative to the launch of CORLUX. This may be expensive, and our investment would be lost if the sales and marketing force could not be retained. If our efforts to develop a sales and marketing force are not successful, cost-effective and timely, we may not achieve profitability.

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

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended March 15, 2009, our average daily trading volume has been approximately 30,000 shares and the intra-day sales prices per share of our common stock ranged from $0.75 to $4.29. As of March 15, 2009, our officers, directors and principal stockholders control approximately 65% of our common stock. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	our cash and short-term investment position;

•	actual or anticipated timing and results of our clinical trials;

•	actual or anticipated regulatory approvals of our product candidates or of competing products;

•	changes in laws or regulations applicable to our product candidates or our competitors’ products;

•	changes in the expected or actual timing of our development programs or our competitors’ potential development programs;

•	actual or anticipated variations in quarterly operating results;

•	announcements of technological innovations by us, our collaborators or our competitors;

•	new products or services introduced or announced by us or our competitors;

•	general market and economic conditions, including those seen as a result of the recent worldwide financial credit crisis;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the biotechnology and pharmaceutical industries;

•	changes in the market valuations of similar companies;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	developments concerning collaborations;

•	trading volume of our common stock;

•	limited number of shares of our common stock held by our non-affiliates;

•	maintaining compliance with the listing requirements of the stock exchange on which we are listed;

•	announcement of, or expectation of, additional financing efforts; and

•	sales of our common stock by us or our stockholders.

In addition, the stock market in general, the Nasdaq Capital Market and the market for biotechnology and life sciences companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources.

If we fail to continue to meet all applicable Nasdaq Capital Market requirements, our stock could be delisted by the Nasdaq Capital Market. If delisting occurs, it would adversely affect the market liquidity of our common stock and harm our business.

If we are unable to meet any of the Nasdaq listing requirements in the future, the Nasdaq Capital Market staff could determine to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

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

The registration rights agreement covering the approximately 8.9 million shares issued in a private offering in March 2008 and an additional approximately 4.5 million shares underlying warrants issued in connection with the offering provide that if we failed to file or cause to be declared effective the registration statement covering the resale of these shares prior to a specified deadlines, or fail to maintain the effectiveness of such registration statement (subject to limited permissible suspension periods), we may be required to pay the holders of such shares and warrants liquidated damages at the rate of 1% of the purchase price of these shares and warrants per month, up to a total of 10%. The registration statement covering the resale of the shares and shares underlying the warrants sold in this transaction was declared effective by the SEC on November 10, 2008. As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources,” since the registration statement was not declared effective within the time frame specified in the registration rights agreement, we became obligated to pay the investors in this financing liquidated damages of approximately $1.3 million for the period from July 8 through November 10, 2008. As noted above, if we fail to maintain the effectiveness of this registration statement, we may be obligated to pay additional liquidated damage amounts in the future.

See the discussion above under “Risks Related to our Business” regarding risks associated with the Committed Equity Financing Facility (CEFF), including the risks regarding registration rights under that agreement.

If we are required to pay significant amounts under these or future registration rights agreements, it could have a material adverse effect on our financial condition and ability to finance our operations.

Our officers, directors and principal stockholders acting as a group, will be able to significantly influence corporate actions.

As of March 15, 2009, our officers, directors and principal stockholders control approximately 65% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

We may incur increased costs as a result of recently enacted and proposed changes in laws and regulations.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and regulations of the SEC and the Nasdaq Capital Market, have and will continue to result in increased costs to us. The new rules could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, or our board committees, or as executive officers. At present, we cannot predict or estimate the amount of the additional costs related to these new rules and regulations or the timing of such costs.

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

In addition, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. This requirement first applied to our annual report on Form 10-K for the year ended December 31, 2007. In addition, the independent registered public accounting firm auditing our financial statements must attest to and report on the effectiveness of our internal controls over financial reporting. On June 26, 2008, in Release No. 33-8934, the SEC announced a postponement of the application of this attestation requirement for non-accelerated filers, which became effective on September 2, 2008. With this change, the requirement for the auditor’s attestation and report will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2009. Uncertainty exists regarding our ability to comply with these requirements by applicable deadlines and to maintain compliance in future years. If we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting in 2009 or in future years or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting as of the required deadline in 2009 and as of future year ends, investors could lose confidence in the reliability of our financial reporting.

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

We lease approximately 7,700 square feet of office space in Menlo Park, California for our corporate facilities. On October 20, 2008, we renewed our lease for office space for a two-year term commencing on January 1, 2009. The new lease provides us an option to extend the lease for an additional year upon 180 days notice. We expect that these facilities will accommodate our operations for the next year.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

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

	High	Low
2008
First Quarter	$3.50	$2.25
Second Quarter	$4.29	$1.85
Third Quarter	$2.43	$1.19
Fourth Quarter	$1.90	$0.80

	High	Low
2007
First Quarter	$1.39	$0.68
Second Quarter	$2.99	$0.97
Third Quarter	$6.85	$1.90
Fourth Quarter	$5.25	$2.44

Stockholders of Record and Dividends

As of March 15, 2009, we had 49,763,206 shares of common stock outstanding held by 123 stockholders of record. We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the growth and development of our business and therefore, do not anticipate paying any in the foreseeable future.

Sale of Unregistered Securities

On March 14, 2008, we entered into a definitive agreement with certain accredited investors for the private placement of approximately 8.9 million shares of our common stock at a price of $2.77 per share and warrants to purchase approximately 4.5 million shares of our common stock, at a price of $0.125 per warrant (the March 2008 Financing). The warrants have a seven year term and an exercise price of $2.77 per share. One investor financed the purchase of its securities in this transaction with a promissory note to the Company in the amount of $6.0 million. On February 6, 2009, the investor paid in full the principal amount due of $6.0 million, in addition to approximately $575,000 of accrued interest and expenses. The March 2008 Financing generated approximately $25 million in net proceeds, after deducting the costs of issuance and after collection of the note.

The purchasers in this transaction were led by Longitude Venture Partners, L. P. Other investors participating in the offering include Paperboy Ventures LLC, Sutter Hill Ventures and Alta Partners, LLP, venture capital firms that are all significant shareholders in Corcept, as well as various entities and individuals related to these firms. Also investing are trusts and other entities related to members of the Corcept Board of Directors, Joseph C. Cook, Jr., David L. Mahoney, G. Leonard Baker and James N. Wilson, and other accredited investors. Mr. Baker is a partner and managing director of Sutter Hill Ventures. Edward Penhoet, a member of our Board of Directors, is a director of Alta Partners, LLP. Allen Anderson, a member of our Board of Directors, is the chairman of Paperboy Ventures LLC. Patrick Enright, managing director of Longitude Capital, became a member of our Board of Directors at the Annual Meeting on June 10, 2008.

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

The registration rights agreement covering the approximately 8.9 million shares issued in the March 2008 Financing and the additional approximately 4.5 million shares underlying warrants issued in connection with that offering provided that if we failed to file or caused to be declared effective the registration statement or registration statements covering the resale of these shares prior to specified deadlines, or failed to maintain the effectiveness of such registration statements (subject to limited permissible suspension periods), we would be required to pay the holders of such shares and warrants liquidated damages at the rate of 1% per month of the purchase price of these shares and warrants, up to a total of 10%. We filed the registration statement covering the resale of the shares sold and shares underlying the warrants sold in this transaction with the Securities and Exchange Commission (SEC) on April 11, 2008, within the time period required by the agreement. However, this registration statement was not declared effective by the SEC until November 10, 2008, and accordingly, we became obligated to pay liquidated damages to the investors in this transaction. We recorded a liability totaling approximately $1.3 million for liquidated damages for the period from July 8 through November 10, 2008. On November 11, 2008, we entered into an Amendment to Registration Rights Agreement (the Amendment) which amended the Registration Rights Agreement (the Original Agreement), dated as of March 14, 2008, by and among us and the investors signatory thereto (the Holders). Pursuant to the Amendment, on November 11, 2008, we agreed to issue an aggregate of 883,155 shares of our common stock, valued at $1.45 per share (the closing market price of our common stock on the NASDAQ Capital Market on November 11, 2008) as full satisfaction for approximately $1.3 million in liquidated damages owed to the Holders under the Original Agreement (the Liquidated Damages Issuance).

The November 11, 2008 Liquidated Damages Issuance is exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) the Securities Act of 1933, as amended, and Regulation D under the Securities Act of 1933, as amended. The securities sold and issued in connection with the private placement have not been registered under the Securities Act of 1933, amended, or any state securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements.

On March 25, 2008, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge), a private investment group. Under the terms of the agreement, Kingsbridge has committed to provide up to $60 million of capital through the purchase of newly-issued shares of our common stock during the three year period following the declaration of effectiveness of the registration statement covering these shares. The maximum number of shares that we can sell under this agreement is approximately 9.6 million shares. Under the terms of the agreement, the determination of the exact timing and amount of any CEFF financings will be made solely by us, subject to certain conditions. The actual amount of funds that can be raised under this agreement will be dependent on the number of shares actually sold under the agreement and the market value of our stock during the pricing periods of each sale.

During the quarter ended September 30, 2008, we sold a total of 404,587 shares of common stock to Kingsbridge under the CEFF at an average price of $1.85 per share, for total proceeds of $750,000.

Certain details of the CEFF are as follows:

•

Under the terms of the agreement, we have access to up to $60 million from Kingsbridge in exchange for newly-issued shares of our common stock for a period of up to three years after the Securities and Exchange Commission declares effective the registration statement to be filed by us covering the resale of the shares of common stock issuable in connection with the CEFF and the shares of common stock underlying the warrant discussed below.

•

We can access capital under the CEFF in tranches of up to 1.25% of our market capitalization at the time of the initiation of the draw down period, or, at our option, the lesser of (a) 2.5% of our market capitalization at the time of the initiation of the draw down period, and (b) an alternative draw down amount as defined in the agreement; provided, however, that in no event may the maximum draw down amount exceed $10 million per tranche, subject to certain conditions.

•

Each tranche will be issued and priced over an eight-day pricing period. Kingsbridge will purchase shares of common stock pursuant to the CEFF at discounts ranging from 6% to 10%, depending on the volume weighted average price of the common stock during the eight-day pricing period. The minimum acceptable price at which we will sell stock to Kingsbridge is $1.50 per share, less the applicable discount.

•	Throughout the term of the agreement, Kingsbridge has agreed it will not, and will not cause any other person to, enter into or execute a short sale of any of our securities.

•

We are not obligated to utilize any of the $60 million available under the CEFF and there are no minimum commitments or minimum use penalties. The CEFF agreement does not contain any restrictions on Corcept’s operating activities, automatic pricing resets or minimum market volume restrictions.

•	The agreement does not prohibit us from conducting additional debt or equity financing, other than financings similar to the CEFF and other future priced securities.

•

In connection with the CEFF, we issued a warrant to Kingsbridge to purchase up to 330,000 shares of common stock at an exercise price of $3.525 per share which represents 125% of the average of the closing bid prices of our common stock during the 5 trading days preceding the signing of the agreement. The warrant became exercisable on September 25, 2008, the six month anniversary of the date of the agreement. The warrant will remain exercisable, subject to certain exceptions, until September 25, 2013, five years after the date it becomes exercisable.

The CEFF, the issuance of the warrant in connection with the CEFF, and the sale of shares pursuant to the CEFF are exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) the Securities Act of 1933, as amended, and Regulation D under the Securities Act of 1933, as amended.

At the time of the signing of the CEFF agreements, the warrant issued to Kingsbridge and the shares of common stock issuable under the CEFF, and the shares issuable upon the exercise of the warrant, were not registered under the Securities Act, or state securities laws, and could not be offered or sold in the United States without being registered with the SEC or through an applicable exemption from SEC registration requirements. On June 10, 2008, the SEC declared effective our initial registration statement covering the resale of approximately 3.9 million shares, which includes approximately 3.6 million of the shares issuable under the CEFF and the shares issuable upon the exercise of the warrant. This registration statement covers approximately 37% of the 9.6 million shares of our common stock issuable pursuant to the CEFF and all of the 330,000 shares of our common stock issuable upon exercise of the warrant issued to Kingsbridge.

We intend to file additional registration statements covering the resale of additional shares of our common stock issuable pursuant to the CEFF beginning at the later of 60 days after Kingsbridge and its affiliates have resold substantially all of the securities registered for sale under the initial registration statement or six months after the effective date of this registration statement. These subsequent registration statements are subject to our ability to prepare and file them and to review and comment by the Staff of the SEC, as well as consent by our independent registered accounting firm. Therefore, the timing of effectiveness of these subsequent registration statements becoming effective cannot be assured. The effectiveness of these subsequent registration statements is a condition precedent to our ability to sell the shares of common stock subject to these subsequent registration statements to Kingsbridge under the CEFF.

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

The rules of the SEC require that we include a line-graph comparing cumulative stockholder returns on our common stock with the NASDAQ Composite Index (which tracks the aggregate price performance of equity securities of companies traded on NASDAQ) and either a published industry or line-of-business standard index or an index of peer companies selected by us. We have elected to use the NASDAQ Biotechnology Index (consisting of a group of approximately 130 companies in the biotechnology sector, including us) for purposes of the performance comparison that appears below.

The graph shows the cumulative total stockholder return assuming the investment of $100.00 and the reinvestment of dividends and is based on the returns of the component companies weighted according to their market capitalizations as of the end of the period for which returns are indicated. No dividends have been declared on our common stock.

The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 56-MONTH CUMULATIVE TOTAL RETURN* AMONG

CORCEPT THERAPEUTICS, THE NASDAQ CAPITAL MARKET (U.S.) INDEX

AND THE NASDAQ BIOTECHNOLOGY INDEX

*	$100 invested on 4/14/04 including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

(in thousands, except per share data)

The selected financial data set forth below are derived from our financial statements. The statement of operations data for the years ended December 31, 2006, 2007, and 2008 and for the period from inception (May 13, 1998) to December 31, 2008 and the balance sheet data as of December 31, 2007 and 2008 are derived from our audited financial statements included in this Annual Report on Form 10-K, or Form 10-K. The statements of operations data for the years ended December 31, 2005 and 2004, and the balance sheet data as of December 31, 2006, 2005 and 2004 have been derived from our audited financial statements, which are not included in this Form 10-K. The selected financial data set forth below should be read in conjunction with our financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,					Period from inception (May 13, 1998) to December 31, 2008
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Statement of Operations Data:
Collaboration Revenue	$209	$482	$294	$—	$—	$985

Operating expenses:
Research and development*	14,152	7,860	20,834	17,074	11,551	99,809
General and administrative*	5,746	4,867	5,042	4,084	4,494	34,885

Total operating expenses	19,898	12,727	25,876	21,158	16,045	134,694

Loss from operations	(19,689)	(12,245)	(25,582)	(21,158)	(16,045)	(133,709)
Non-operating income (expense), net	(372)	672	709	1,065	510	3,637

Net loss	$(20,061)	$(11,573)	$(24,873)	$(20,093)	$(15,535)	$(130,072)

Net loss per share:
Basic and diluted	$(0.43)	$(0.34)	$(1.09)	$(0.89)	$(0.84)

Weighted average shares—basic and diluted	46,721	34,251	22,841	22,608	18,440

* Includes non-cash stock-based compensation (recovery) of the following:
Research and development	$268	$213	$535	$(26)	$202	$5,013
General and administrative	1,360	846	1,013	799	1,475	8,009

Total non-cash stock-based compensation	$1,628	$1,059	$1,548	$773	$1,677	$13,022

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$18,309	$17,366	$9,456	$29,619	$46,887
Working capital	16,717	14,662	6,286	25,984	36,415
Total assets	19,775	17,744	9,902	30,156	47,772
Long-term liabilities	6	16	29	42	—
Total stockholders’ equity	16,907	14,734	6,360	26,593	45,948

See our financial statements and related notes for a description of the calculation of the net loss per share and the weighted-average number of shares used in computing the per share amounts.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended and should be read in conjunction with the “Risk Factors” section of Part I of this Form 10-K. All statements contained in this Form 10-K other than statements of historical fact are forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “should,” “seeks” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements may include, but are not limited to, statements about:

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

Psychotic Depression

We are developing our lead compound, CORLUX, for the treatment of the psychotic features of psychotic major depression, under an exclusive patent license from Stanford University. Psychotic major depression, or PMD, will hereinafter be referred to as psychotic depression. The United States Food and Drug Administration, or FDA, has granted “fast track” status to evaluate the safety and efficacy of CORLUX for the treatment of the psychotic features of psychotic depression. Between August 2006 and March 2007 we announced the results of our initial three Phase 3 trials in which CORLUX was evaluated for treating the psychotic features of psychotic depression.

We reported the results of Study 06, the last of the three Phase 3 trials during 2007. The study did not achieve statistical significance with respect to the primary endpoint, 50% improvement in the Brief Psychiatric Rating Scale Positive Symptom Subscale, or BPRS PSS, at Day 7 and at Day 56. However, there was a statistically significant correlation between the plasma levels of CORLUX and clinical outcome. Response rates for patients whose plasma levels rose above 1661 nanograms of CORLUX per milliliter of plasma were statistically different than both those patients whose plasma levels were below that threshold and those patients who received placebo. In particular, those patients in Study 06 who achieved a CORLUX concentration of 1661 nanograms per milliliter of plasma separated from the placebo group with statistical significance on the primary endpoint. Conversely, at substantially lower plasma levels of CORLUX, there was no distinguishable difference in response rates between patients who received CORLUX and those receiving placebo. This study confirms a similar finding in Study 07 that at higher plasma levels the drug candidate is able to demonstrate greater clinical benefit than the placebo group. Further, the incidence of serious adverse events did not differ between placebo and any of the three CORLUX dose groups.

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

We believe that the confirmation of a correlation between drug concentration and clinical response, as well as other observations from Study 06 and our other two completed Phase 3 clinical trials, serves as a strong basis for our current Phase 3 study (Study 14), which commenced enrollment in March of 2008. The protocol for this trial incorporates what we have learned from the three completed trials to address the established relationship between increased drug plasma levels and clinical response and attempts to decrease the random variability observed in the results of the psychometric instruments used to measure efficacy. In Study 06, Corcept prospectively tested and confirmed that patients whose plasma levels rose above a predetermined threshold statistically separated from both those patients whose plasma levels were below the threshold and those patients who received placebo; this threshold was established from data produced in earlier studies. As expected, patients who took 1200 mg of CORLUX developed higher drug plasma levels than patients who received lower doses. Further, there was no discernable difference in the incidence of adverse events between placebo and any of the three CORLUX dose groups in Study 06. Based on this information, we are using a CORLUX dose of 1200 mg once per day for seven days in Study 14. In addition, we also are utilizing a third party centralized rating service to independently evaluate the patients for entry into the study as well as for response. We believe the centralization of this process will improve the consistency of rating across clinical trial sites and reduce the background noise that was illustrated in earlier studies and is endemic to many psychopharmacologic studies. We believe that this change in dose, as well as the other modifications to the protocol, should allow us to demonstrate the efficacy of CORLUX in the treatment of the psychotic symptoms of psychotic depression. Due to the relatively high cost of this program, length of the trial and current financial constraints, we are scaling back our planned rate of spending on this trail and extending the timeline for its completion.

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

Orphan Drug Designation is a special status granted by the FDA to encourage the development of treatments for diseases or conditions that affect fewer than 200,000 patients in the United States. Drugs that receive Orphan Drug Designation obtain seven years of marketing exclusivity from the date of drug approval, as well as tax credits for clinical trial costs, marketing application filing fee waivers and assistance from the FDA in the drug development process.

The Investigational New Drug application (IND) for the evaluation of CORLUX for the treatment of Cushing’s Syndrome was opened in September 2007. The FDA has indicated that our single 50-patient open-label study may provide a reasonable basis for the submission of a New Drug Application (NDA) for this indication. This trial was opened for enrollment in December 2007. We are targeting completion of enrollment by the end of 2009, and should have accumulated a full data set on all 50 patients by mid-2010.

Management of Weight Gain induced by Antipsychotics

In 2005, we published the results of studies in rats that demonstrated that CORLUX, a potent GR-II (cortisol) receptor antagonist, both reduced the weight gain associated with the ongoing use of olanzapine and mitigated the weight gain associated with the initiation of treatment with olanzapine (the active ingredient in Zyprexa). This study was paid for by Eli Lilly and Company (Lilly).

During 2007 we announced positive results from our clinical proof-of-concept study evaluating the ability of CORLUX to mitigate weight gain associated with the use of Zyprexa. This study in lean healthy male volunteers was initiated during the first quarter of 2006. The results show a statistically significant reduction in weight gain in those subjects who took Zyprexa plus CORLUX compared to those who took Zyprexa alone. Also, the addition of CORLUX to treatment with Zyprexa had a beneficial impact on secondary metabolic measures such as fasting insulin, and triglycerides and abdominal fat, as measured by waist circumference. Lilly provided Zyprexa and financial support for this study. In January 2009 we announced positive results from a similar proof-of-concept study evaluating the ability of CORLUX to mitigate weight gain associated with the use of Johnson & Johnson’s Risperdal. This study, which began in 2008, confirmed the earlier results seen with CORLUX and Zyprexa, demonstrating a statistically significant reduction in weight and secondary metabolic endpoints of fasting insulin, triglycerides and abdominal fat, as measured by waist circumference.

The combination of Zyprexa or Risperdal and CORLUX is not approved for any indication. The purpose of these studies was to explore the hypothesis that GR-II antagonists would mitigate weight gain associated with atypical antipsychotic medications. The group of medications known as atypical antipsychotics, including Zyprexa, Risperdal, Clozaril and Seroquel, are widely used to treat schizophrenia and bipolar disorder. All medications in this group are associated with treatment emergent weight gain of varying degrees and carry a warning label relating to treatment emergent hyperglycemia and diabetes mellitus.

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

New Chemical Entity—CORT 108297

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

In September 2008, we signed a second agreement with Lilly, under which Lilly agreed to provide funding and provide olanzapine for two studies to test the effectiveness of CORT 108297 in rat models of olanzapine induced weight gain. In January 2009 we announced top-line results from these studies of CORT 108297 and olanzapine. The results from the studies of both the prevention and reversal of antipsychotic-induced weight gain were positive and statistically significant.

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

We are in the development stage and have incurred significant losses since our inception. We have not generated any revenue through December 2008 other than the revenue under the agreements with Lilly, and do not expect to generate significant revenue for the foreseeable future. As of December 31, 2008, we had an accumulated deficit of $130.1 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for CORLUX, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing process development and regulatory activities, as well as general and administrative expenses. We expect to continue to incur net losses over at least the next several years as we continue our CORLUX clinical development program, apply for regulatory approvals, initiate development of newly identified GR-II antagonists for various indications, continue our discovery research program, acquire and develop treatments in other therapeutic areas, establish sales and marketing capabilities and expand our operations.

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

Results of Operations

Collaboration revenue—Collaboration revenue relates to services rendered in connection with our agreements with Lilly discussed above under the caption “Overview-Management of Weight Gain induced by Antipsychotics.” Under these agreements, Lilly agreed to supply the Zyprexa and olanzapine and pay for the costs of the studies. We are required to perform development activities as specified in the agreements and we are reimbursed based on the costs associated with the conduct of the trial and the preparation and packaging of clinical trial materials. Revenue is recognized as the services are rendered in accordance with the agreements.

During the years ended December 31, 2008 and 2007, we recognized approximately $209,000 and $482,000, respectively, under these agreements. There will be no significant revenue under the agreements in the future as the majority of the activities were completed by December 31, 2008.

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

Research and development expenses increased 80% to $14.2 million for the year ended December 31, 2008, from $7.9 million for the year ended December 31, 2007. The increase in expenses reflects clinical trial cost increases of approximately $5.1 million related to new trials in psychotic depression, Cushing’s Syndrome and the mitigation of weight gain caused by Risperidal, which were partially offset by decreases of approximately $3.1 million due to the substantial completion of our earlier Phase 3 clinical trials for psychotic depression, our cardiac study and our earlier proof of concept study in the mitigation of Zyprexa induced weight gain in 2007. During 2008, we also performed two smaller clinical studies to test formulation development and drug-drug interaction at a cost of approximately $705,000. During the year ended December 31, 2008 as compared to 2007, there were also increases in contract research expenses of approximately $750,000 due to basic research work on new chemical compounds, approximately $495,000 related to other research and preclinical work with our selective new GR-II antagonist, CORT 108297, and approximately $209,000 of costs associated with the rat studies using this compound in combination with olanzapine, which are being conducted in connection with the agreement with Lilly discussed above. In addition, during the year ended December 31, 2008, there was an increase in manufacturing expenses of approximately $925,000 due to the acquisition and manufacture of materials for the new clinical trials and manufacturing process development. During the year ended December 31, 2008, as compared to 2007, there were also increases in consulting expenses of approximately $530,000 and in staffing costs of approximately $565,000 to provide the resources necessary to support the increasing trial activities, which included increases in non-cash stock-based compensation of approximately $55,000. The expansion of the trial activities also caused an increase in travel costs of approximately $135,000 and in the allocation of facilities cost of approximately $115,000 during 2008 as compared to 2007.

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

Research and development expenses discussed above included stock based compensation charges related to option grants to individuals performing these functions of approximately $270,000, $240,000 and $575,000, respectively, for the years ended December 31, 2008, 2007 and 2006. The increase in expense between 2008 and 2007 was the result of expense related to new option grants calculated on a straight-line basis, which was partially offset by the decrease of expense due to the declining scale of expense related to earlier option grants that were being expensed using the graded vesting method. The decrease in expense between 2007 and 2006 was due principally to the cancellation of unvested options due to the resignation of an employee early in 2007, which was partially offset by increases in expense related to options granted during 2007. In addition, during the years ended December 31, 2007 and 2006, upon the termination of employees or the change in status of employees who worked in a development function to consultants, we recorded reversals of approximately $25,000 and $40,000, respectively, of previously reported stock-based compensation expense, which represents the difference between the expense recorded and the expense that would have been recorded based upon the rights to options that vested during the service of these individuals as employees. There were no terminations or conversions to consultant during 2008.

Below is a summary of our research and development expenses by major project:

	Year Ended December 31,
Project	2008	2007	2006
	(in thousands)
CORLUX for the treatment of the psychotic features of psychotic depression	$8,032	$5,645	$19,759
CORLUX for other clinical programs	3,311	1,085	276
Drug discovery research	2,186	917	264
CORT 108297 pre-clinical development	355	—	—
Stock-based compensation	268	213	535

Total research and development expense	$14,152	$7,860	$20,834

We expect that research and development expenditures will increase during 2009 as compared to 2008 due to the continuation of our Phase 3 studies in Cushing’s Syndrome and psychotic depression, and to the continued development of our proprietary selective GR-II antagonists. Research and development expenses in 2010 and future years will be largely dependent on the availability of additional funds to finance clinical development plans. See also, “Liquidity and Capital Resources”.

Many factors can affect the cost and timing of our trials including inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects in study patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of the drug in our trials. The cost and timing of development of our selective GR-II antagonists will be dependent on our success in the effort and any difficulties that may be encountered. In addition, the development of all of our product candidates will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our product candidates.

General and administrative expenses.    General and administrative expenses consist primarily of the costs of administrative personnel and related facility costs along with legal, accounting and other professional fees.

General and administrative expenses increased 18% to $5.7 million for the year ended December 31, 2008 from $4.9 million for the year ended December 31, 2007. The increase in costs between years was primarily an increase of approximately $510,000 of legal costs related to patent activities and combined increases in staffing and consultancy costs of approximately $415,000. The changes in staffing costs include increases in non-cash stock-based compensation of approximately $510,000 and in recruiting costs of approximately $130,000, which were partially offset by a decrease of approximately $320,000 related to bonus compensation. The increase in stock-based compensation was the net result of approximately $315,000 of costs associated with additional stock options being expensed under the straight-line method, decreases of approximately $200,000 associated with the declining scale of expense of options accounted for under the graded vesting method and to the inclusion in 2007 of a reversal of approximately $395,000 of stock-compensation expense in connection with the resignation of an officer, which represented the excess of expense under the graded vesting method as compared with the expense associated with stock options that actually vested prior to this termination.

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

The decreases in stock-based compensation expense during 2007 as compared to 2006 was the net result of the inclusion in 2007 of the reversal of approximately $395,000 of stock-compensation expense in connection with the resignation of an officer, discussed above. There were net increases of approximately $195,000 between 2007 and 2006 in stock-based compensation charges related to stock options granted to officers and employees during 2007, which were partially offset by declining expense of earlier options due to the decelerating scale of expense under the graded vesting method and options cancelled due to the termination.

General and administrative expenses included stock-based compensation expense related to option grants to individuals performing these functions of approximately $1.4 million $1.2 million and $1.0 million, respectively, for the years ended December 31, 2008, 2007 and 2006.

The amount of general and administrative expenses in 2009 and future years will be largely dependent on our assessment of the staff necessary to support our continued clinical development activities and the availability of additional funds. See also, “Liquidity and Capital Resources”.

Interest and other income, net.    Interest and other income, net of investment management fees, was approximately $945,000 for the year ended December 31, 2008 as compared to $690,000 for the same period in 2007 and $720,000 in 2006. Interest income in 2008 included approximately $410,000 related to the note receivable in connection with the March 2008 Financing. This increase was partially offset by decreased yields and balances of invested funds as compared to 2007. The decrease in 2007 as compared to 2006 was attributable to decreased interest on investments due to lower average balance of invested funds that was partially offset by higher yields on the investment portfolios.

Other expense. Other expense for 2008 in the amount of $1.3 million is primarily related to the cost of liquidated damages due to the delay in the effectiveness of the registration statement of the securities sold in the March 2008 Financing, which was discussed earlier in Part II—Item 5 under the caption “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Sale of Unregistered Securities.” Other expense was approximately $15,000 for the year ended December 31, 2007 as compared to $10,000 for the same period in 2006. Other expense in 2007 and 2006 includes interest expense on capitalized leases and state tax on capital which is based on our capital and asset positions as of each year-end.

Liquidity and Capital Resources

We have incurred operating losses since inception, and at December 31, 2008, we had a deficit accumulated during the development stage of $130.1 million. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities to fund our operations.

On March 25, 2008, we sold approximately 8.9 million shares of our common stock at a price of $2.77 per share and warrants to purchase approximately 4.5 million shares of our common stock, at a price of $0.125 per warrant in a private placement. The warrants have a seven year term and an exercise price of $2.77 per share. The March 2008 Financing generated approximately $25 million in net cash proceeds, after deducting the costs of issuance, and including the collection in February 2009 of the note receivable related to this financing of $6.0 million.

On March 25, 2008, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge), a private investment group. Under the terms of the agreement, Kingsbridge has committed to provide up to $60 million of capital in exchange for newly-issued shares of Corcept’s common stock for a period of up to three years after the Securities and Exchange Commission declares effective the registration statement to be filed by Corcept covering the resale of the shares of common stock issuable in connection with the CEFF and the shares of common stock underlying the warrant discussed below. The maximum number of shares that can be sold by Corcept under this agreement is approximately 9.6 million shares. Under the terms of the agreement, the determination of the exact timing and amount of any CEFF financings will be made solely by Corcept, subject to certain conditions. The agreement currently requires a minimum stock price of $1.50 per share to allow Corcept to issue shares to Kingsbridge under the CEFF. Our share price is unpredictable and if it does not increase above $1.50 per share we may not be able to access funds from Kingsbridge under the CEFF unless we are able to lower the minimum share price requirement. Based on the volume weighted average price on the NASDAQ Capital Market for the Company’s common stock for the period from March 25, 2008, the date of the signing of the Kingsbridge CEFF, through March 15, 2009, the maximum amount of net proceeds that could be raised under the CEFF is approximately $20 million. The actual amount of funds that can be raised under this agreement will be dependent on the number of shares actually sold under the agreement and the market value of Corcept’s stock during the pricing periods of each sale. During the quarter ended September 30, 2008, the Company sold a total of 404,587 shares of common stock to Kingsbridge under the CEFF at an average price of $1.85 per share, for total proceeds of $750,000.

At December 31, 2008, we had cash, cash equivalents and investments balances of $18.3 million, compared to $17.4 million at December 31, 2007. Net cash used in operating activities for the years ended December 31, 2008, 2007 and 2006, were $18.4 million, $11.0 million and $23.2 million, respectively. The use of cash in each period was primarily a result of our research and development activities and amounts incurred to develop our administrative infrastructure. We expect cash used in operating activities to increase during 2009 and later years due to the continuation and expansion of our development programs for psychotic depression, Cushing’s Syndrome and our selective GR-II antagonists, research activities, commercialization activities and general and administrative expenses.

We believe that we will have sufficient capital resources to fund our current operating plan into early 2010, which will include the completion of the final reporting for our recently completed psychotic depression trials, the conduct of clinical trials in Cushing’s Syndrome and psychotic depression, and continued development work on our proprietary, selective GR-II antagonists.

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

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2009. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for western and emerging economies. In the second half of 2008, added concerns fueled by the U.S. government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government financial assistance to American International Group Inc., Citibank, Bank of America and other federal government interventions in the U.S. financial system lead to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have lead to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.

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

Contractual Obligations and Commercial Commitments

The following table presents our estimates of obligations under contractual agreements as of December 31, 2008:

Payments Due by Period	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Research and development studies (1) through (4)	$5,205	$13,390	$—	$—
Operating lease (5)	241	241	—	—
Capital leases (6)	10	6	—	—
Minimum royalty payments (7)	50	100	100	50 per year

Total	$5,506	$13,737	$100	$50 per year

(1)	Amounts reflected for research and development studies exclude amounts included in accounts payable and accrued clinical costs reflected on the balance sheet as of December 31, 2008.
(2)	During 2004 through 2006, we executed a number of agreements to conduct clinical trials and pre-clinical studies for further development of our lead product, CORLUX, targeted for the treatment of the psychotic features of psychotic depression. The agreements provide for termination by us upon forty-five days’ written notice or less. The exact amounts and timing of these obligations are dependent on the pace of activities of the various trials and studies. As of December 31, 2008, substantially all patient activities had been completed and remaining reporting activities are expected to be completed in 2009.
(3)	During 2007 and 2008, we signed agreements for services in connection with our trial for CORLUX for the treatment of Cushing’s Syndrome. The total commitment under these agreements is approximately $1.6 million. Approximately $365,000 of costs under these agreements have been expensed as of December 31, 2008, with the remainder to be expensed over the remainder of the trial. Under the master agreement with these vendors, the agreements may be terminated upon sixty days notice to the vendors. If terminated early, we would be responsible for the costs incurred by the vendor through the effective date of the termination plus cancellation charges as stipulated in the various agreements.
(4)	During 2008, we signed agreements for services in connection with our fourth Phase 3 trial to confirm the utility of CORLUX for the treatment of the psychotic features of psychotic depression. The total commitment under these agreements is approximately $21.1 million, approximately $3.9 million of which was expensed during 2008 with the remainder to be incurred over the course of the trial. Under the master services agreements with these vendors, the project contracts may be terminated upon thirty to sixty day’s notice. If terminated early, we would be responsible for the costs incurred by the vendors through the effective date of termination plus cancellation charges as stipulated in the agreements.
(5)	In October 2008, we renewed the operating lease agreement for our office facility for a two-year term commencing on January 1, 2009. The new lease provides us an option to extend the lease for an additional year upon 180 days notice.
(6)	During 2005, we entered into capital leases for the acquisition of certain pieces of office furniture and equipment.
(7)	Under our cancellable license agreement with Stanford University, we are obligated to make nonrefundable minimum royalty payments of $50,000 annually for as long as we maintain our licenses with Stanford; however, these payments are creditable against future royalties.

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

In January 2009, we signed an agreement for the manufacture of materials and the performance of pre-clinical work in regard to our selective GR-II antagonist, CORT 108297, for a commitment of approximately $835,000, which is expected to be incurred during 2009.

Net Operating Loss Carryforwards

At December 31, 2008 we had approximately $61.3 million of federal net operating loss carryforwards and approximately $1.0 million in federal research and development tax credit carryforwards, as well as approximately $61.2 million of California net operating loss carryforwards and approximately $900,000 in California research and development tax credit carryforwards, available to offset any future taxable income we may generate. The federal and California net operating loss and tax credit carryforwards will expire beginning in 2019 and 2009, respectively. Our deferred tax assets have been offset by a full valuation allowance as the realization of such assets is uncertain. The Internal Revenue Code of 1986, as amended, places certain limitations on the annual amount of net operating loss and tax credit carryforwards that can be utilized in any particular year if certain changes in our ownership occur.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2008, with the exception of the operating lease for our office space. As discussed above under Part I, Item 2, Properties, in October 2008, we signed an agreement to extend the office lease for an additional two year term at a monthly rental rate of approximately $20,000, plus operating expenses.

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

Revenue recognition—Collaboration revenue.    Collaboration revenue relates to services rendered in connection with agreements signed with Eli Lilly and Company, or Lilly, in which Lilly has agreed to support certain of the Company’s pre-clinical and clinical proof-of-concept studies evaluating the ability of our product candidates to mitigate or prevent weight gain associated with the use of Zyprexa (olanzapine), an atypical antipsychotic medication. Under the agreements, Lilly has agreed to supply the Zyprexa and olanzapine and pay for the studies. We are required to perform development activities as specified in these agreements and are reimbursed based on the costs associated with the conduct of the trial and the preparation and packaging of clinical trial materials. Revenue is recognized as services are rendered in accordance with the agreement.

Accruals of Research and Development Costs.    We recorded accruals for estimated costs of research, pre-clinical and clinical studies, and manufacturing development of approximately $990,000 and $880,000 as of December 31, 2008 and 2007, respectively. These costs are a significant component of our research and development expenses. We make significant judgments and estimates in determining the accrual balance in each reporting period. Accrued clinical trial costs are based on estimates of the work completed under the service agreements, milestones achieved, patient enrollment and past experience with similar contracts and service providers. Our estimate of the work completed and associated costs to be accrued includes our assessment of the information received from our third-party contract research organizations and the overall status of our clinical trial activities. In the past, we have not experienced any material deviations between accrued clinical trial expenses and actual clinical trial expenses. However, actual services performed, number of patients enrolled and the rate of patient enrollment may vary from our estimates, resulting in adjustments to clinical trial expense in future periods.

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

Under APB 25, we recorded deferred stock-based compensation related to option grants to employees and directors that represents the difference, if any, between the exercise price of an option and the fair value of our common stock on the date of the grant. Given the absence of an active market for our common stock prior to the time of our IPO in April 2004, management was required to estimate the fair value of our common stock based on a variety of company and industry-specific factors for the purpose of measuring the cost of the transaction and properly reflecting it in our financial statements. Since our IPO, all stock options have been granted at exercise prices that represent the closing price for the stock on the Nasdaq Capital Market as of the date of grant. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense over the vesting period of the underlying options, generally five years. Our policy has been to use the graded-vesting method for recognizing compensation costs for fixed employee awards for all awards granted through December 31, 2005. We amortize the deferred stock-based compensation of employee options using the graded-vesting attribution method over the vesting periods of the applicable stock options. The graded-vesting method provides for vesting of portions of the overall awards at interim dates and results in greater expense in earlier years than the straight-line method. Upon termination of employment, the difference between the expense recorded under the graded-vesting method and the expense that would have been recorded based upon the vesting of the related option is required to be reversed. The deferred compensation costs related to these options has been fully recognized as of September 30, 2008.

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

As of December 31, 2008, the Company had the following amounts of unrecognized compensation expense for employee options outstanding as of that date.

	Amount	Weighted- average period
	(in thousands)	(in years)
Options granted after IPO through 2005, using fair value under SFAS 123	$41	0.9
Options granted after January 1, 2006, using fair value under SFAS 123R	3,439	2.9

Total	$3,480

Non-employees

Stock-based compensation related to option grants to non-employees is charged to expense on a straight line basis over the vesting period of the options, based on the fair value of the options, which approximates the period over which the related services are rendered, using the Black-Scholes option pricing model. The assumptions used in these calculations are similar to those used for the determination of fair value under SFAS 123 and 123R for options granted to employees, with the exception that, for non-employee options, we are required to use the remaining contractual term as the life of the option and the fair value related to unvested non-employee options is re-measured quarterly, based on the then current stock price as reflected on the Nasdaq Capital Market.

Recently Adopted Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS 157). This statement does not require any new fair value measurements but clarifies the fair value definition, establishes a fair value hierarchy that prioritizes the information used to develop assumptions for measuring fair value and expands disclosures about fair value measurements. Effective January 1, 2008, we adopted SFAS No. 157. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 input), then to quoted prices (in non-active markets or in active markets for similar assets or liabilities), inputs other than quoted prices that are observable for the asset or liability, and inputs that are not directly observable, but that are corroborated by observable market data for the asset or liability (Level 2 input), then the lowest priority to unobservable inputs, for example, the Company’s own data about the assumptions that market participants would use in pricing an asset or liability (Level 3 input). It emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and a fair value measurement should therefore be based on the assumptions that market participants would use in pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis at least annually, which are deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

In order to determine the implications of adopting SFAS 157, the Company reviewed all the assets and liabilities recorded on its balance sheet. Based on the results of its review, the Company determined that a majority of its assets and liabilities are either not required to be measured at fair value in its financial statements, are outside the scope of SFAS 157, or are subject to the deferred implementation provisions of FSP No. 157-2. Therefore, the only assets and liabilities in the Company’s financial statements subject to SFAS 157 (i.e. measured at fair value on a recurring basis) at December 31, 2008 are the Company’s investment portfolio.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (SFAS 159). This statement allows entities to voluntarily to choose to measure many financial assets and liabilities as well as certain nonfinancial instruments that are similar to financial instruments (collectively, eligible items) at fair value (the fair value option). The election is made on instrument-by-instrument basis and is irrevocable. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We adopted SFAS 159 on January 1. 2008 and did not make any elections for fair value accounting. Therefore, there was no material effect on our financial statements on the implementation of this standard.

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

Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss. As of December 31, 2008, our cash and cash equivalents consisted primarily of money market funds maintained at major U.S. financial institutions and our short-term investments consist of corporate debt securities and commercial paper with original maturities of less than nine months. As of December 31, 2008, there were no mortgage-backed securities and no auction rate securities in the portfolio. To minimize our exposure to interest rate risk, we have limited the maturities of our investments to less than two years with an average maturity not to exceed one year. The short-term investments held as of December 31, 2008 are all scheduled to mature in less than 5 months. Due to the short-term nature of these instruments, a 1% increase or decrease in market interest rates would not have a material impact on the total value of our portfolio as of December 31, 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning at page F-1 of this report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T).	CONTROLS AND PROCEDURES

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and discussed with our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of December 31, 2008, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) which were designed to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-K. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Based on the evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report on internal controls over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c) Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following table sets forth, as of December 31, 2008, the name, age and occupation of each member of our Board of Directors:

Name	Age	Occupation
James N. Wilson(3)	65	Chairman of the Board of the Company
Allen Andersson (2)	64	Chairman, Paperboy Ventures LLC
Joseph K. Belanoff, M.D.	51	Chief Executive Officer of the Company
G. Leonard Baker, Jr.(2)	66	Venture Capitalist
Joseph C. Cook, Jr.(1) (3)	67	Executive/Investor
Patrick G. Enright(1)	47	Venture Capitalist
James A. Harper(2)	61	Retired Pharmaceutical Executive
David L. Mahoney(1)(2)	54	Private Equity Investor
Edward E. Penhoet, Ph. D.	68	Venture Capitalist

(1)	Member of audit committee
(2)	Member of compensation committee
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

Allen Andersson has served as a member of the Board of Directors since 2006. He is the founder of Paperboy Ventures LLC, a merchant bank commercializing undervalued science, and has served as its chairman since 2002. A software designer and entrepreneur for over twenty years, he was a founder of LightSpeed International, a developer of voice-over-Internet systems in 1995, Expert Image Systems, a developer of medical diagnostic technology in 1986 and Interleaf, an early word processing developer in 1981. Mr. Andersson held the position of Vice President of Advanced Technologies at Logos Corporation. He is also President of The Riecken Foundation, which creates public libraries and promotes prosperity and democracy in Central America. Mr. Andersson received his S.B. in mathematics from the Massachusetts Institute of Technology and served in the Peace Corps in Honduras.

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

Joseph C. Cook, Jr. has served as a member of the Board of Directors since 2002. Mr. Cook is Chairman of the Board of Amylin Pharmaceuticals, Inc. Mr. Cook served as Chief Executive Officer of Amylin Pharmaceuticals from 1998 to 2003. Mr. Cook is a founder and currently serves as Chairman of the Board of Ironwood Pharmaceuticals, Inc. Mr. Cook is an officer of Mountain Ventures, Inc. and a founder of Clinical Products, Inc. and Mountain Group Capital, LLC. Mr. Cook also serves as a director of Mercy Ministries International and as a member and past Chairman of the University of Tennessee College of Engineering Advisory Board. Mr. Cook retired as Group Vice President of Eli Lilly & Company in 1993 after more than 28 years of service. Mr. Cook received his B.S. from the University of Tennessee.

Patrick G. Enright has served as a member of the Board of Directors since April 2008. He is a founder of Longitude Capital Management Co., LLP, a venture capital firm focused on investments in biotechnology and has served as its Managing Director since 2006. From 2002 through 2006, Mr. Enright was a Managing Director of Pequot Ventures where he co-led the life sciences investment practice. Prior to Pequot, he was a Managing Member responsible for the Delta Opportunity Fund, where he invested in privately-held and publicly-traded biotechnology companies, such as SUGEN, Inc. and Cephalon, Inc. Mr. Enright began his investment career at PaineWebber Development Corporation, a direct investment group focused primarily on biotechnology companies. Mr. Enright also has significant life sciences operations experience. He was CFO and Senior Vice President Business Development of Valentis, Inc. (now Urigen Pharmaceuticals, Inc.) and Senior Vice President Finance and Business Development of Boehringer Mannheim Pharmaceuticals (now Hoffmann-La Roche). Mr. Enright began his life sciences career 23 years ago at Sandoz (now Novartis). He currently serves on the boards of Corcept and a number of privately-held companies. Mr. Enright holds an M.B.A. from the Wharton School of Business at the University of Pennsylvania and a B.S. in Biological Sciences from Stanford University.

James A. Harper has served as a member of the Board of Directors since October 2004. He has spent over 30 years in the pharmaceutical and healthcare industries, all in positions with Eli Lilly and Company, from which he retired in 2004. Mr. Harper served as Group Vice President and Chief Marketing Officer from 2001 to 2004 and as President, Diabetes and Growth Disorders Business Unit / Product Group from 1994 to 2001. He was a Vice President, Global Pharmaceutical Marketing, from 1993 to 1994 and was President and CEO, Advanced Cardiovascular Systems, Inc. from 1991 to 1993. Mr. Harper also serves on the Board of Directors of Zymogenetics, Inc. and the Board of Directors of Phenomix Corporation, both of which are biotechnology companies. He is also an advisor for Nomura Phase4 Ventures. Mr. Harper received his B.A. from Vanderbilt University and his M.B.A. from The Wharton School of Business.

David L. Mahoney has served as a member of the Board of Directors since July 2004. From 1999 to 2001, Mr. Mahoney served as co-CEO of McKesson HBOC, Inc., a healthcare supply management and information technology company and as CEO of iMcKesson LLC, a healthcare management and connectivity company. He joined McKesson Corporation in 1990 as Vice President for Strategic Planning. Prior to joining McKesson, Mr. Mahoney was a principal with McKinsey & Company where he worked from 1981 to 1990. He also serves on the Board of Directors of Symantec Corporation, Live Oak School, San Francisco Museum of Modern Art, Mercy Corps and NCPB, Inc., a public television and radio operator. Mr. Mahoney received his B.A. from Princeton University and his M.B.A. from Harvard University.

Edward E. Penhoet has served as a member of the Board of Directors since June 2008. He has served as a Director of Alta Partners, LLP, a venture capital firm, since 2000. He is a member of the Boards of Directors of ChemoCentryx, Chimerix, Renovis, Scynexis, and ZymoGenetics, and serves as the Chairman of the Board for Metabolex. A co-founder of Chiron, he served as the company’s President and Chief Executive Officer from its formation in 1981 until April 1998. Dr. Penhoet is the Vice Chair of the Independent Citizens Oversight Committee for the California Institute of Regenerative Medicine (CIRM), and recently served as the as President of the Gordon and Betty Moore Foundation. For 10 years prior to founding Chiron, he was a faculty member of the Biochemistry Department of the University of California, Berkeley. Dr. Penhoet is the immediate past Dean of the School of Public Health at the University of California, Berkeley. He is a member of the Institute of Medicine of the National Academy of Sciences and has co-authored more than 50 scientific articles and papers.

There are no family relationships among any of our directors or executive officers.

Executive Officers

The following table sets forth, as of December 31, 2008, information about our executive officers:

Name	Age	Position
Joseph K. Belanoff, M.D.	51	Chief Executive Officer and Director
Robert L. Roe, M.D.	68	President and Secretary
Caroline M. Loewy	42	Chief Financial Officer
Anne M. LeDoux	61	Vice President, Controller and Chief Accounting Officer

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

Caroline M. Loewy joined us as Chief Financial Officer in November 2008. From 2006-2008, Ms. Loewy served as Chief Financial Officer of Poniard Pharmaceuticals, a publicly traded biopharmaceutical company. From 2004-2006 she acted as an independent consultant to a variety of biopharmaceutical companies advising on corporate strategy, business development, and financing. Ms. Loewy spent 14 years in equity research and corporate finance. From 2000-2004 she was an Executive Director in biotechnology equity research at Morgan Stanley, providing fundamental analysis and recommendations to investors, as well as strategic advisory services to corporate clients. She was also a Managing Director in biotechnology equity research at Prudential Securities and held positions in corporate finance at BankAmerica. Ms. Loewy holds a BA degree from the University of California, Berkeley, and an MBA/MS degree from Carnegie Mellon University.

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

Board Meetings and Committees

The Board met eight times during 2008; four of them telephonically, and took action via unanimous written consent once. The Audit Committee met five times and the Compensation Committee met twice. The Nominating and Corporate Governance Committee met once during 2008. Each member of the Board attended 75% or more of the total number of Board meetings and meetings of Board committees on which such Board member served.

The Board has standing Audit, Compensation and Nominating and Corporate Governance Committees as described below.

Audit Committee.    The Audit Committee currently consists of David L. Mahoney (chairman), Joseph C. Cook, Jr. and Patrick G. Enright. David B. Singer was also a member of this committee until his term as a director was concluded at the Annual Meeting on June 10, 2008. The Board has determined that all members of the Audit Committee are independent directors under the rules of the Nasdaq Capital Market and each of them is able to read and understand fundamental financial statements. In addition, the Board has determined that each member of the Audit Committee also satisfies the independence requirements of Rule 10A-3(b)(1) of the Exchange Act. The Board has determined that David L. Mahoney qualifies as an “Audit Committee financial expert” as defined by Item 407(d)(5) of Regulation S-K of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. The purpose of the Audit Committee is to oversee the accounting and financial reporting processes and financial statements audits. The responsibilities of the Audit Committee include appointing and providing the compensation of the independent accountants to conduct the annual audit of our accounts, reviewing the scope and results of the independent audits, reviewing and evaluating internal accounting policies, and approving all professional services to be provided to us by our independent auditors.

Compensation Committee.    The Compensation Committee currently consists of G. Leonard Baker, Jr. (chairman), James A. Harper, David L. Mahoney and Allen Andersson. Alix Marduel, M.D. was also a member of this committee until her term as a director was concluded at the Annual Meeting on June 10, 2008. The Board has determined that all members of the Compensation Committee are independent directors under the rules of the Nasdaq Capital Market. The Compensation Committee administers our benefit plans, reviews and administers all compensation arrangements for executive officers, and establishes and reviews general policies relating to the compensation and benefits of our officers and employees.

Nominating and Corporate Governance Committee.    Our Nominating and Corporate Governance Committee consists of Joseph C. Cook, Jr. (chairman), and James N. Wilson. Alix Marduel, M.D. was also a member of this committee until her term as a director was concluded at the Annual Meeting on June 10, 2008. The Nominating and Governance Committee is responsible for identifying individuals qualified to serve as members of the Board, recommending to the independent members of the Board nominees for election as our directors and providing oversight with respect to corporate governance and ethical conduct. Although Mr. Wilson is our employee and therefore not an “independent director” for NASDAQ purposes, our director nomination process meets applicable NASDAQ requirements because our director nominees are selected by the independent members of the Board.

Communications with Directors

Stockholders or other interested parties may communicate with any director or committee of the Board by writing to them c/o Secretary, Corcept Therapeutics, 149 Commonwealth Drive, Menlo Park, California 94025. Comments or questions regarding our accounting, internal controls or auditing matters will be referred to members of the Audit Committee. Comments or questions regarding the nomination of directors and other corporate governance matters will be referred to members of the Nominating and Governance Committee.

We encourages our directors to attend the annual stockholder meetings. Three of our directors attended the 2008 annual meeting.

Code of Ethics

The Company has adopted a code of ethics that applies to all officers and employees, including its principal executive officer, principal financial officer and controller. This code of ethics has been filed as Exhibit 14.1 to the Company’s Registration Statement on From Form S-1/A (Registration No. 333-112676) filed with the SEC on March 19, 2004. The Company will also deliver a copy of its code of ethics to any stockholder, without charge, upon written request to Corcept Therapeutics, 149 Commonwealth Drive, Menlo Park, California 94025, Attention: Secretary, or upon oral request by calling (650) 327-3270.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act and SEC rules, our directors, executive officers and beneficial owners of more than 10% of any class of equity security are required to file periodic reports of their ownership, and changes in that ownership, with the SEC. Based solely on our review of copies of these reports and representations of such reporting persons, we believe that during 2008, such SEC filing requirements were satisfied, with the exception that the option granted to Allen Andersson on June 10, 2008 was reported on a Form 4 filed on February 10, 2009. This transaction should have been reported on Form 4 within 2 business days after the date of grant.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Objectives

For Joseph K. Belanoff, M.D., our Chief Executive Officer, Robert L. Roe, M.D., our President, Caroline M. Loewy, our Chief Financial Officer, and Anne LeDoux, our Vice President and Controller (Chief Accounting Officer), our named executive officers (“NEOs”) compensation is intended to be performance-based, with the exception of such NEOs’ base salary. The Compensation Committee believes that compensation paid to NEOs should be closely aligned with our performance on both a short-term and long-term basis, linked to specific, measurable results intended to create value for stockholders, and that such compensation should assist us in attracting and retaining key executives critical to our long-term success.

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

Our overall compensation program is structured to attract, motivate and retain highly qualified executive officers by paying them competitively, consistent with the Company’s success and their contribution to that success. We believe compensation should be structured to ensure that a portion of compensation opportunity will be directly related to Company stock performance and other factors that directly and indirectly influence stockholder value. Accordingly, we set goals designed to link each NEO’s compensation to our performance, such as the attainment of clinical goals and meeting agreed upon financial targets.

We provide a base salary to our executive officers. Additionally, consistent with our performance-based philosophy, we reserve the largest potential compensation awards for performance- and incentive-based programs for our senior executive management team, comprised of the Chief Executive Officer, President, Chief Financial Officer and Chief Accounting Officer. Such programs include stock options grants, designed to provide compensation opportunities if milestones that increase our value, such as positive results in clinical trials, are attained. Incentive-based programs provide compensation in the form of both cash and equity, to reward for both short-term and long-term performance. The Compensation Committee allocates total compensation between cash and equity compensation based on the Compensation Committee members’ knowledge of compensation practices in the biotechnology and specialty pharmaceutical industries. The balance between equity and cash compensation among members of the senior executive management team, all four of whom are NEOs, is evaluated annually to align the interests of management with stockholders through both short and long term incentives.

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

Determination of Compensation

The Compensation Committee is provided with the primary authority to determine and recommend the compensation awards available to our executive officers for approval by the Board of Directors. Based on the Compensation Committee members’ collective understanding of compensation practices in similar companies in the biotechnology and specialty pharmaceutical industry, our executive compensation package consists of the following elements, in addition to the employee benefit plans in which all employees may participate:

•	Base salary: compensation for ongoing performance throughout the year.

•	Periodic performance-based cash compensation: awards to recognize and reward achievement of performance goals.

•	Long-term performance-based equity incentive program: equity compensation to provide an incentive to the NEOs to manage us from the perspective of an owner with an equity stock in the business.

•	Severance and change of control benefits: remuneration paid to executives in the event of a change of control or involuntary employment termination.

To aid the Compensation Committee in making its determination, our Chief Executive Officer provides recommendations annually to the Compensation Committee regarding the compensation of all other executive officers. Each NEO in turn, participates in an annual performance review with our Chief Executive Officer to provide input about their individual contributions to our success for the period being assessed. The overall performance of our senior executive management team is reviewed annually by the Compensation Committee.

We set base salary structures and any grants of stock options based on the Compensation Committee members’ collective understanding of compensation practices in the biotechnology and specialty pharmaceutical industry and such members’ experiences as seasoned executives, consultants, board and compensation committee members, or investors in similar biotechnology and specialty pharmaceutical industry companies.

Tax Considerations

A goal of the Compensation Committee is to comply with the requirements of Internal Revenue Code Section 162(m) of the Internal Revenue Code of 1986, as amended, which limits the tax deductibility by us of annual compensation in excess of $1,000,000 paid to our Chief Executive Officer and any of our three other most highly compensated executive officers, other than our Chief Financial Officer. However, performance-based compensation that has been approved by our stockholders is excluded from the $1,000,000 limit if, among other requirements, the compensation is payable only upon the attainment of pre-established, objective performance goals and the committee of our Board of Directors that establishes such goals consist only of “outside directors.” All members of the Compensation Committee qualify as outside directors.

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

Certain option grants made under our equity plans are intended to be structured so that any compensation deemed paid upon the exercise of those options is intended to qualify as performance-based compensation that is not subject to the $1,000,000 limitation.

Elements of Executive Compensation

Base Compensation

We pay base salaries to provide fixed compensation based on the Compensation Committee’s assessment of competitive market practices. Due to the Compensation Committee’s collective experience with similar companies in the biotechnology and specialty pharmaceutical industry, the Compensation Committee has intricate knowledge and understanding of what the industry demands in order to motivate and retain our executive officers. We provide each NEO with a base salary that was established by extensive negotiations with each NEO when such individual first joined us as an employee or was promoted to the position of executive officer. Base salaries have not changed in 2008 as compared to 2007 other than for annual cost of living adjustments of 4% per year that were approved by the Compensation Committee and applied equally to all employees. While base salaries are not considered by the Internal Revenue Service to constitute performance-based compensation, each year the Compensation Committee reviews the CEO’s base salary to determine if a change is appropriate based on Company performance, such as our progress on research and development programs. Similarly, the CEO reviews the base salary of the other NEOs and has the ability to propose a change in base salary based on performance to the Compensation Committee. Other than the annual cost of living increases that the Compensation Committee has approved, no formulaic base salary increases are provided to the NEOs.

Performance-Based Compensation

Performance Goals and Periodic Performance-Based Cash Compensation

We structure our compensation programs to reward executive officers based on the Company’s performance. This allows executive officers to receive bonus compensation in the event certain specified corporate performance measures are achieved. To date, we have not instituted an annual performance-based cash compensation or annual performance-based equity compensation program because the Compensation Committee believes that the compensation objective to ensure that executive officers’ compensation is aligned with our corporate strategies, business objectives and the long-term interests of our stockholders is achieved when milestone successes are met, such as meeting the predetermined endpoints in our clinical trials. The achievement of these milestones does not necessarily correspond with annual performance periods.

Performance-based cash compensation has been awarded in past years primarily to recognize the attainment of certain accomplishments of value enhancing milestones such as successful financing transactions and positive results in clinical trials. The Compensation Committee believes that performance-based compensation should be based on achievement of certain milestone successes, such as the attainment of predetermined end-points in our clinical trials, successful financing transactions and commencement of certain clinical trials.

In December of 2008, the Compensation Committee and Board of Directors approved a bonus for Anne LeDoux, Vice President and Controller and Chief Accounting Officer, in recognition of additional services performed and duties assumed during the vacancy in the position of Chief Financial Officer equal to 10% of Ms. LeDoux’s base compensation paid in 2008, which bonus was paid in January 2009. No bonuses were paid to the other NEOs.

Long-Term Performance-Based Equity Incentive Program

Our executive officers, along with all of our employees, are eligible to participate in our awarding of stock options under our 2004 Equity Incentive Plan. As discussed above, we believe, with our performance-based approach to compensation, that equity ownership in the Company is important to tie the ultimate level of an executive officer’s compensation to the performance of our stock and stockholder gains while creating an incentive for sustained growth. We have, thus far, only used stock options as the long-term performance-based equity incentive vehicle because the Compensation Committee believes that stock options maximize executive officers’ incentive to increase our stock price and maximize stockholder value (i.e. there is no financial gain to an executive officer unless our stock price appreciates).

Equity compensation in the form of incentive or non-qualified stock options is awarded by the Compensation Committee from time to time. The size and the timing of each grant is based on a number of factors, including the executive officer’s salary, such executive officer’s contributions to the achievement of our financial and strategic objectives, the value of the stock option at the time of grant, the possible value of the option if we achieve our objectives and industry practices and norms from the collective knowledge of the Compensation Committee as seasoned executives of, consultants to, board and compensation members of, and venture capitalists with investments in similar companies in the industry. The relative weight given to each of these factors varies among individuals at the Compensation Committee’s discretion. There is no set formula for the granting of stock options to individual executives and employees. Grants also may be made following a significant change in job responsibility or in recognition of a significant achievement. In November 2008, Ms. Loewy was granted stock options for 800,000 shares upon her appointment as our Chief Financial Officer. Other than Ms. Loewy’s stock option grant, no other NEOs received stock option grants in 2008.

Stock options granted to NEOs under the various stock plans generally have a four or five-year vesting schedule in order to provide an incentive for continued employment and generally expire ten years from the date of the grant. This provides a reasonable time frame in which to provide the executive officer with the possibility of price appreciation of our shares. The exercise price of options granted under the stock plans is 100% of the fair market value of the underlying stock on the date of grant.

We grant all stock option awards based on the fair market as of the date of grant. We do not have a policy of granting stock option awards at other than the fair market value. The exercise price for stock option grants is determined by looking at the fair market value of the last quoted price per share on the Nasdaq Capital Market on the date of grant. We do not have a policy and does not intend to have a policy or practice to select option grant dates for executive officers in coordination with the release of material non-public information.

Severance and Change in Control Arrangements

In July 2007, we entered into Severance and Change in Control Agreements with each of its executive officers: Joseph K. Belanoff, M.D., Chief Executive Officer; Robert L. Roe, M.D., President; and Anne M. LeDoux, Chief Accounting Officer. The terms of the agreements are identical. In September 2008, the Company amended and restated the Severance and Change in Control Agreements with each of its NEOs to adopt technical amendments to the agreements in order to comply with Section 409A of the Internal Revenue Code. In November 2008, Caroline M. Loewy entered into a Severance and Change in Control Agreement with the Company, in connection with her appointment as our Chief Financial Officer. For a detailed description of the Severance and Change in Control Agreements, see the “Potential Payments Upon Termination or Change in Control—Severance and Change in Control Agreements,” below.

Other Elements of Compensation and Perquisites

401(k) Plan.    The Company has a Section 401(k) Savings/Retirement Plan (the “401(k) Plan”) to cover eligible employees of the Company and any designated affiliate. The 401(k) Plan permits our eligible employees to defer up to 100% of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code. The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. We currently make no matching contributions to the 401(k) Plan. Employees of the Company are eligible to participate in the 401(k) Plan on the first day of the month coinciding with or immediately following the first day of employment.

Medical Insurance.    We, at our sole cost, provides to each employee (including each NEO), and his or her spouse and children such health, dental and optical insurance as we may from time to time make available to our other employees of the same level of employment. Such insurance programs are part of an overall broad-based total compensation program designed to facilitate our ability to attract and retain employees as we compete for talented individuals in the marketplace where such benefits are commonly offered.

Life and Disability Insurance.    We provide each employee (including each NEO) such disability and/or life insurance as we in our sole discretion may from time to time make available to our other employees of the same level of employment. Such insurance programs are part of an overall broad-based total compensation program designed to facilitate our ability to attract and retain employees as we compete for talented individuals in the marketplace where such benefits are commonly offered.

The following tables and descriptive materials set forth information concerning compensation earned for services rendered to us by our Chief Executive Officer (the CEO), President, Chief Financial Officer (the CFO) and Chief Accounting Officer (the CAO). The data for Caroline Loewy is included from November 28, 2008, the date of her appointment as our CFO. Collectively these are the “named executive officers” for the respective years.

Summary Compensation Table

The following table provides compensation information for the years ended December 31, 2008, 2007 and 2006 for each of our named executive officers.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards(1) ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph K. Belanoff, M.D., Chief Executive Officer	2008	$427,448		—		—	$282,500		—	—	—	$709,948
	2007	$411,008		$102,752		—	$200,104		—	—	—	$713,864
	2006	$395,200		—		—	—		—	—	—	$395,200

Caroline M. Loewy, Chief Financial Officer(2)	2008	$25,000		—		—	$14,544		—	—	—	$39,544

Robert L. Roe, M.D., President	2008	$393,927		—		—	$285,140		—	—	$900	$679,967
	2007	$378,776		$95,294		—	$285,556		—	—	$2,400	$762,026
	2006	$364,208		—		—	$268,111		—	—	$2,325	$634,644

Anne LeDoux, Vice President and Controller (Chief Accounting Officer)	2008	$208,000		$20,800		—	$65,545		—	—	—	$294,345
	2007	$191,777		$47,944		—	$86,890		—	—	—	$326,611
	2006	—	(3)	—	(3)	—	—	(3)	—	—	—	—	(3)

(1)	Amounts shown do not reflect compensation actually received by the named executive officers or the actual value that may be recognized by the named executive officers with respect to these awards in the future. Instead, the amounts shown are the dollar amounts recognized by us as compensation expense for financial reporting purposes in 2008 for option awards pursuant to SFAS 123R, excluding estimates of forfeitures related to service-based vesting conditions. The relevant assumptions used to calculate the value of the option awards are set forth under Part II—Item 8—Financial Statements Notes 1—the Notes to Financial Statements—“Accounting Policies and Estimates—Stock-Based Compensation”.
(2)	Caroline Loewy joined us in November 2008 as Chief Financial Officer.
(3)	Anne LeDoux served as Chief Accounting Officer from April 2007 until November 2008. Compensation earned in 2006 was not in a position as an executive officer.

Grants of Plan-Based Awards During 2008

The following table summarizes the grants of stock and option awards we made to the named executive officers in 2008.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options(1) (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Thres- hold ($)	Target ($)	Maximum (#)	Thres- hold (#)	Target (#)	Maximum (#)
Joseph K. Belanoff, M.D.	—	—	—	—	—	—	—	—	—		—	—

Caroline M. Loewy	11/28/08	—	—	—	—	—	—	—	800,000	(2)	$1.02	$616,000

Robert L. Roe, M.D.	—	—	—	—	—	—	—	—	—		—	—

Anne LeDoux	—	—	—	—	—	—	—	—	—		—	—

(1)	The value of the option award is based on the fair value as of the grant date of the award (determined pursuant to SFAS 123R) multiplied by the number of shares. Refer to Notes 1—“Accounting Policies and Estimates—Stock-Based Compensation” included in the Part II—Item 8—Financial Statements in this Annual Report on Form 10-K for the relevant assumptions used to determine the valuation of our option awards.
(2)	The options were granted under our 2004 Equity Incentive Plan.

Outstanding Equity Awards At Fiscal Year-End

The following table summarizes unexercised options that have not vested and related information for each of our named executive officers as of December 31, 2008.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vest (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joseph K. Belanoff, M.D.	416,680	(3)	583,320		—	$1.50	4/16/2017	—	—	—	—

Caroline M. Loewy	—		800,000	(2)	—	$1.02	11/28/2018	—	—	—	—

Robert L. Roe, M.D.	10,000	(1)	—		—	$0.10	10/1/2010	—	—	—	—
	100,000	(1)	—		—	$7.00	11/23/2013
	76,780	(1)	23,220		—	$4.82	2/10/2015
	34,376	(2)	15,624		—	$4.95	3/2/2016
	291,676	(3)	408,324		—	$1.50	4/16/2017

Anne M. LeDoux	16,359	(1)	1,141		—	$12.00	4/16/2014	—	—	—	—
	35,470	(1)	7,030		—	$7.73	10/6/2014
	9,763	(1)	5,237		—	$5.70	9/23/2015
	52,085	(3)	72,915		—	$1.50	4/16/2017

(1)	The option vests at the rate of 20% at the first anniversary of the grant date and, thereafter, at the rate of 1.67% per month, until fully vested.
(2)	The option vests at the rate of 25% at the first anniversary of the grant date and, thereafter, at the rate of 2.0834% per month, until fully vested.
(3)	The option vests at the rate of 2.0834% per month until fully vested.

Option Exercises and Stock Vested

None of our named executive officers exercised stock options during 2008. To date, no stock awards have been granted to any of our named executive officers.

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

Potential Payments Upon Termination or Change of Control

Severance and Change of Control Agreements

In July 2007, we entered into Severance and Change in Control Agreements with each of our executive officers: Joseph K. Belanoff, M.D., Chief Executive Officer; Robert L. Roe, M.D., President; and Anne M. LeDoux, Chief Accounting Officer. In September 2008, we entered into amended and restated Severance and Change in Control Agreements with each of our named executive officers to adopt technical amendments to the agreements in order to comply with Section 409A of the Internal Revenue Code. In November 2008, Caroline M. Loewy entered into a Severance and Change in Control Agreement with us, in connection with her appointment as our Chief Financial Officer. The terms of the agreements are identical. The agreements provide that, if employment is terminated without cause or for good reason regardless of whether it is in connection with a change in control, the executive will be eligible for 12 months of his or her then current base salary and continued health insurance coverage for such 12-month period. In addition, the agreements provide for the full vesting of all outstanding equity awards in the event the executive employment is terminated without cause or for good reason within 18 months following a change in control. The agreement with Dr. Roe supersedes his prior agreement with the Company. The other executive officers did not have prior employment or severance agreements.

The following table reflects compensation payable to each named executive officer under a change of control or various employment termination events. The amounts shown below assume that (i) a change of control of the Company or (ii) each named executive officer terminated employment with the Company, was effective as of December 31, 2008, and estimates the value to the named executive officer as a result of each triggering event.

Name	Benefit	Termination Without Cause		Involuntary Termination Other Than for Death, Disability or Cause Within 18 Months of Change of Control
Joseph K. Belanoff, M.D.	Base Salary Accelerated Vesting, of Stock Options (1) Health Benefit	$ $	427,448 — 13,159	$ $	427,448 — 13,159	(2)

Caroline M. Loewy	Base Salary Accelerated Vesting, of Stock Options (1) Health Benefit	$ $	300,000 — 11,535	$ $	300,000 — 11,535	(2)

Robert L. Roe, M.D.	Base Salary Accelerated Vesting, of Stock Options (1) Health Benefit	$ $	393,927 — 9,910	$ $	393,927 — 9,910	(2)

Anne M. LeDoux	Base Salary Accelerated Vesting, of Stock Options (1) Health Benefit	$ $	208,000 — 16,320	$ $	208,000 — 16,320	(2)

(1)	Assumes that the stock options were not assumed or substituted by the successor entity to the Company or a parent or subsidiary of the successor entity.
(2)	For unvested options held by named executive officers as of December 31, 2008, the value ascribed to the change of control acceleration features under the Severance and Change of Control Agreements is calculated as follows:
a.	There is no value ascribed to any unvested options as the exercise price of all options to these individuals equaled or exceeded the closing stock price for the Company’s common stock on the Nasdaq Capital Market as of December 31, 2008.
b.	If there had been any options to these individuals where the closing stock price for the Company’s common stock on the Nasdaq Capital Market as of December 31, 2008 had exceeded the exercise price of the options, the value of the acceleration benefit on change of control would have been calculated as the difference between these factors multiplied by the number of unvested options as of that date.

DIRECTOR COMPENSATION

The following table provides compensation information for the one year period ended December 31, 2008, for each member of our Board of Directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
James N. Wilson(2)	—	—	$71,250	—	—	$85,490	(2)	$156,740
Joseph K. Belanoff, M.D.(3)	—	—	—	—	—	—		—
Allen Andersson(4)	$15,000	—	$48,918	—	—	—		$63,918
G. Leonard Baker, Jr.(4)	$15,000	—	$52,761	—	—	—		$67,761
Joseph C. Cook, Jr.(4)	$25,000	—	$13,370	—	—	—		$38,370
Patrick G. Enright(4)	$16,250		$22,313					$38,563
James A. Harper(4)	$15,000	—	$46,445	—	—	—		$61,445
David L. Mahoney(4)	$25,000	—	$64,401	—	—	—		$89,401
Alix Marduel, M.D.(5)	$6,000	—	$12,813	—	—	—		$18,813
Edward E. Penhoet, Ph.D.(4)	$9,000	—	$16,693	—	—	—		$25,693
David B. Singer(5)	$11,058	—	$12,813	—	—	—		$23,871

(1)	Amounts shown do not reflect compensation actually received by the directors or the actual value that may be recognized by the directors with respect to these awards in the future. Instead, the amounts shown are the dollar amounts recognized by us as compensation expense for financial reporting purposes in 2008 for option awards pursuant to SFAS 123R, excluding estimates of forfeitures related to service-based vesting conditions. The relevant assumptions used to calculate the value of the option awards are set forth under Notes 1— “Accounting Policies and Estimates—Stock-Based Compensation” included in Part II—Item 8—Financial Statements in this Annual Report on Form 10-K.
(2)	Mr. Wilson is an employee director. He receives compensation in his role as an employee providing advice and business insight. The entire amount shown as Other Compensation for Mr. Wilson is salary paid in regard to his services as an employee. He receives no additional compensation in his capacity as a director.
(3)	Dr. Belanoff is a full time employee and a named executive officer and is compensated in that capacity. He receives no additional compensation in his capacity as a director.
(4)	The following are the aggregate number of shares represented by option awards outstanding that have been granted to each of our non-employee directors as of December 31, 2008, the last day of the 2008 fiscal year: Mr. Andersson: 85,000; Mr. Baker: 60,000; Mr. Cook: 105,000; Mr. Enright: 70,000; Mr. Harper: 75,000; Mr. Mahoney: 130,000; Mr. Penhoet: 70,000.
(5)	The term on the Board for Dr. Marduel and Mr. Singer were completed in June 2008 at the time of our annual meeting.

Non-employee directors receive a director fee from us for their services as members of the Board in the amount of $15,000 per year. Members of the Audit Committee receive an additional $10,000 per year. New directors receive an initial stock option grant of 70,000 shares of our common stock in connection with their initial election to the Board. The initial director options will vest with respect to 25% of the shares on the first anniversary of the date of the grant and, thereafter, at the rate of 2.0834% per month, until fully vested. Non-employee directors who are reelected at the Annual Shareholder Meeting each receive a stock option grant that vests over the one year term as director at the rate of 8.3334% per month from the date of the Annual

Meeting until fully vested. The chairmen of the Audit Committee and the Compensation Committee each receive additional grant of 15,000 shares of our common stock with a similar one-year vesting provision.

During 2008, Patrick G. Enright and Edward E. Penhoet were each awarded a stock option grant of 70,000 shares of stock as newly elected directors with the four year vesting schedule described above. Also, during 2008, the chairmen of the Audit Committee and the Compensation Committee each received a stock option grant for 30,000 shares of our stock and all other non-employee directors that were reelected in June 2008 received grants of 15,000 shares of our common stock. Directors are reimbursed for certain expenses in connection with attending Board and committee meetings.

In July 2007, we entered into a Severance and Change in Control Agreement with James N. Wilson, Chairman of the Board of Directors, which was amended and restated in September 2008 to adopt technical amendments to his agreement in order to comply with Section 409A of the Internal Revenue Code. The agreement with Mr. Wilson provides that if his employment or service on the Board terminates involuntarily without cause or good reason within eighteen months of a change in control all of his outstanding equity awards shall become fully vested. Mr. Wilson did not have a prior severance agreement.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists, or in the past fiscal year has existed, between any member of the Company’s Compensation Committee and any member of any other company’s board of directors or compensation committee.

Compensation Committee Report

The Compensation Committee of the Board of Directors (the “Compensation Committee”) has furnished this report on executive compensation. None of the members of the Compensation Committee is currently our officer or employee and all are “non-employee directors” for purposes of Rule 16b-3 under the Securities Exchange Act of 1934 and “outside directors” for purposes of Section 162(m) of the Internal Revenue Code. The Compensation Committee is responsible for designing, recommending to the Board of Directors for approval and evaluating our compensation plans, policies and programs and reviewing and approving the compensation of the Chief Executive Officer and other officers and directors.

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

COMPENSATION COMMITTEE

G. LEONARD BAKER, JR., CHAIRMAN

ALLEN ANDERSSON

JAMES A. HARPER

DAVID L. MAHONEY

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 with respect to the shares of our common stock that may be issued under all of our existing equity compensation plans, including the 2004 Equity Incentive Plan and the 2000 Stock Option Plan.

Plan Category	(a) Number of Securities to Be Issued upon Exercise of Outstanding Options	(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(2)
Equity compensation plans approved by stockholders	5,131,636	$2.70	433,636	(1)(2)
Equity compensation plans not approved by stockholders	—	—	—

Total	5,131,636	$2.70	433,636

(1)	This figure represents shares of common stock remaining available for future issuance under our 2004 Equity Incentive Plan as of December 31, 2008.
(2)	The 2004 Equity Incentive Plan contains an “evergreen” provision that automatically increases on the first business day of each fiscal year beginning January 1, the least of an additional (i) 1,000,000 shares of our common stock, (ii) 2% of the outstanding shares of common stock on the immediately preceding December 31, or (iii) an amount determined by the Board. None of our other plans has an “evergreen” provision. On December 16, 2008, the Board of Directors authorized an “evergreen” increase in the shares available for grant under the 2004 Plan in the amount of 995,264 shares. This increase, which was effective on January 1, 2009, represented 2% of the shares of our common stock outstanding on December 31, 2008.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding ownership of our common stock as of March 15, 2009 or earlier date for information based on filings with the SEC by (a) each person known to us to own more than 5% of the outstanding shares of our common stock, (b) our directors, (c) our Chief Executive Officer and each other executive officer named in the compensation tables appearing earlier in this Form 10-K and (d) all directors and executive officers as a group. The information in this table is based solely on statements in filings with the SEC or other information we believe to be reliable. Percentage of ownership is based on 49,763,206 shares of common stock outstanding as of March 15, 2009. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to the shares. Shares of common stock subject to outstanding options and warrants exercisable within 60 days of March 15, 2009 are deemed outstanding for computing the percentage of ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of Shares Beneficially Owned
5% Stockholders
Longitude Venture Partners, LP and related entity(3)	10,803,108	20.8%
Entities and individuals affiliated with Sutter Hill Ventures(4)	10,542,927	20.8%
Entities affiliated with Alta Partners, LLP(5)	5,844,183	11.6%
Directors and Named Executive Officers
Patrick G. Enright(3)	10,803,108	20.8%
G. Leonard Baker, Jr.(6)	7,241,066	14.3%
Edward E. Penhoet(5)	5,844,183	11.6%
Joseph K. Belanoff(7)	3,264,211	6.5%
James N. Wilson(8)	3,163,732	6.3%
Joseph C. Cook, Jr.(9)	2,427,625	4.9%
David L. Mahoney(11)	1,117,593	2.2%
Allen Andersson(10)	989,634	2.0%
Robert L. Roe(12)	733,615	1.5%
James A. Harper(13)	151,236	*
Anne M. LeDoux(14)	129,786	*
Caroline M. Loewy(15)	—	—

All directors and executive officers as a group (12 persons)(16)	35,865,789	64.9%

*	Less than 1% of our outstanding common stock.

(1)	Unless otherwise indicated, the address of each of the named individuals is c/o Corcept Therapeutics, 149 Commonwealth Drive, Menlo Park, California 94025.

(2)	Beneficial ownership of shares is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power, or of which a person has the right to acquire ownership within 60 days after March 15, 2009. Except as otherwise noted, each person or entity has sole voting and investment power with respect to the shares shown.

(3)	Includes (a) 8,431,500 shares held of record by Longitude Venture Partners, LP, and 2,261,418 shares that may be acquired by the entity within 60 days of March 15, 2009 pursuant to a warrant (b) 91,232 shares held of record by Longitude Capital Associates, L.P. and 9,750 shares that may be acquired by that entity within 60 days of March 15, 2009 pursuant to a warrant, and (c) 18,958 shares issuable pursuant to an option to Patrick Enright exercisable within 60 days of March 15, 2009. Mr. Enright disclaims beneficial ownership of all such shares, except to the extent of his pecuniary interest therein. The address for Longitude Capital is 800 El Camino Real, Suite 220, Menlo Park, California 94025.

(4)	Consists of: (a) 4,338,742 shares held by Sutter Hill Ventures, A California Limited Partnership (Sutter Hill Ventures), and 400,199 shares that may be acquired by the entity within 60 days of March 15, 2009 pursuant to warrants, (b) 29,273 shares held by Sutter Hill Entrepreneurs Fund (AI), L.P. (SHAI), (c) 74,113 shares held by Sutter Hill Entrepreneurs Fund (QP), L.P. (SHQP), (d) 3,025,528 shares held by individuals affiliated with Sutter Hill Ventures and entities affiliated with such individuals, and 276,333 shares that may be acquired by the individuals and entities within 60 days of March 15, 2009 pursuant to warrants, (e) 205,439 shares of Common Stock owned by G. Leonard Baker, Jr., one of our directors, (f) 1,180,231 shares held by Mr. Baker, a Trustee of The Baker Revocable Trust, and 228,765 shares that may be acquired by the Trust within 60 days of March 15, 2009 pursuant to warrants, (g) 658,580 shares held by Saunders Holdings, L.P. of which Mr. Baker is a General Partner, and 68,224 shares that may be acquired by the entity within 60 days of March 15, 2009 pursuant to warrants, and (h) 57,500 shares issuable within 60 days of March 15, 2009 pursuant to options granted to Mr. Baker. Mr. Baker has shared voting and dispositive power with respect to the shares held by The Baker Revocable Trust and Saunders Holdings, L.P. Mr. Baker, Sutter Hill Ventures, SHAI and SHQP do not have any voting or dispositive power with respect to the shares held by individuals affiliated with Sutter Hill Ventures and entities affiliated with such individuals referenced under part (d) of this note. Mr. Baker shares voting and dispositive power with respect to the shares held by Sutter Hill Ventures, SHAI and SHQP with the following natural persons: David L. Anderson, William H. Younger, Jr., Tench Coxe, Gregory P. Sands, James C. Gaither, James N. White, Jeffrey W. Bird, David E. Sweet, Andrew T. Sheehan and Michael L. Speiser. As a result of the shared voting and dispositive powers referenced herein, Messrs. Baker, David L. Anderson, William H. Younger, Jr., Tench Coxe, Gregory P. Sands, James C. Gaither, James N. White, Jeffrey W. Bird, David E. Sweet, Andrew T. Sheehan and Michael L. Speiser may each be deemed to beneficially own the shares held by Sutter Hill Ventures, SHAI and SHQP. The address for Sutter Hill Ventures and affiliates is 755 Page Mill Road, Suite A-200, Palo Alto, CA 94304.

(5)

Consists of: (a) 5,146,818 shares held of record by Alta BioPharma Partners II, L.P., and 522,960 shares that may be acquired by the entity within 60 days of March 15, 2009 pursuant to a warrant, and (b) 167,798 shares held of record by Alta Embarcadero BioPharma Partners II, LLC, and 6,607 shares that may be acquired by the entity within 60 days of March 15, 2009 pursuant to a warrant.

Dr. Penhoet is a director of Alta BioPharma Management II, LLC (which is a general partner of Alta BioPharma Partners II, L.P.) and a manager of Alta Embarcadero BioPharma Partners II, LLC. Dr. Penhoet disclaims beneficial ownership of all such shares held by all of the foregoing funds, except to the extent of his proportionate pecuniary interests therein. Alta Parents II, Inc. provides investment advisory services to several venture capital funds including Alta BioPharma Partners II, L.P. and Alta Embarcadero BioPharma Partners II, LLC. The managing directors of Alta BioPharma Partners II, L.P. and the managers of Alta Embarcadero BioPharma Partners II, LLC exercise sole voting and investment power with respect to shares owned by such funds. Certain principals of Alta Partners II, Inc. are managing directors of Alto BioPharma Management II, LLC (which is the general partner of Alta BioPharma Partners II, L.P.), and managers of Alta Embarcadero BioPharma Partners II, LLC. As managing directors and managers of such entities, they may be deemed to share voting and investment powers for the shares held by the funds. The principals of Alta Partners II, Inc. disclaim beneficial ownership of all such shares held by the foregoing funds, except to the extent of their proportionate pecuniary interests therein. The address of Alta Partners II, Inc. is One Embarcadero Center, Suite 3700, San Francisco, California 94111.

(6)	Includes all shares referenced in footnote (4) other than the 3,025,528 shares held by individuals affiliated with Sutter Hill Ventures and entities affiliated with such individuals, and 276,333 shares that may be acquired by the individuals and entities within 60 days of March 15, 2009 pursuant to warrants, as referenced under part (d) of footnote (4.) Mr. Baker’s beneficial interest also includes: (a) 228,765 shares that may be acquired by Mr. Baker as a Trustee of The Baker Revocable Trust within 60 days of March 15, 2009 pursuant to warrants, (b) 68,224 shares that may be acquired by Saunders Holdings, L.P. of which Mr. Baker is a General Partner within 60 days of March 15, 2009 pursuant to warrants, and (c) 57,500 shares issuable pursuant to options exercisable within 60 days of March 15, 2009.

(7)	Includes 300,000 shares held as custodian for Edward G. Belanoff and 300,000 shares held as custodian for Julia E. Belanoff under the California Uniform Transfers to Minors Act over which Dr. Belanoff has voting control and 500,016 shares issuable pursuant to an option exercisable within 60 days of March 15, 2009.

(8)	Includes 2,074,511 shares held of record by the James N. Wilson and Pamela D. Wilson Trust and 951,774 shares held of record by the James and Pamela Wilson Family Partners, over all of which Mr. Wilson has voting control pursuant to voting agreements. Mr. Wilson disclaims beneficial ownership of such shares, except to the extent of his pecuniary interests in the entities holding such shares. Mr. Wilson’s beneficial interest also includes 17,652 shares that may be acquired by the James and Pamela Wilson Family Partners within 60 days of March 15, 2009 pursuant to a warrant, and 119,795 shares issuable pursuant to an option exercisable within 60 days of March 15, 2009.

(9)	Includes (a) 1,130,000 shares held of record by Farview Management, Co. L.P., a Texas limited partnership and 14,402 shares that may be acquired by that entity within 60 days of March 15, 2009 pursuant to a warrant (b) 193,993 shares held of record by the 2008 Cook Grantor Retained Annuity Trust and 88,261 shares that may be acquired by the Trust within 60 days of March 15, 2009 pursuant to a warrant, (c) 240,000 shares held of record by the Joseph C. Cook, Jr., IRA Rollover and 25,649 shares that may be acquired by that entity within 60 days of March 15, 2009, and (d) 103,750 shares issuable pursuant to options exercisable within 60 days of March 15, 2009.

(10)	Includes (a) 845,199 shares held of record by Paperboy Ventures, LLC, (b) 18 shares that may be acquired by that entity within 60 days of March 15, 2009 pursuant to a warrant, (c) 97,143 shares held by Anderieck Holdings, LLC (“Anderieck”) and (d) 47,292 shares issuable within 60 days of March 15, 2009 pursuant to options granted to Mr. Andersson. Mr. Andersson is the founder and chairman of Paperboy and the sole member of both Paperboy and Anderieck. The address of Paperboy Ventures, LLC and Anderieck Holdings, LLC is 1875 K Street NW, Suite 700, Washington, DC 20006.

(11)	Includes 929,249 shares held of record by the David L. Mahoney and Winnifred C. Ellis 1998 Family Trust, and 65,838 shares that may be acquired by the Trust within 60 days of March 15, 2009 pursuant to a warrant, and 122,506 shares issuable pursuant to options exercisable within 60 days of March 15, 2009.

(12)	Includes 584,725 shares issuable pursuant to options exercisable within 60 days of March 15, 2009.

(13)	Includes (a) 25,000 shares held of record by the James A. Harper 2008 Annuity Trust over which Mr. Harper is Trustee and has voting control, (b) 25,000 shares held of record by the Zo P. Harper 2008 Annuity Trust over which Mr. Harper’s spouse, Zo P. Harper, is Trustee and has voting control, and (c) 83,836 shares issuable pursuant to options exercisable within 60 days of March 15, 2009.

(14)	Includes 129,786 shares issuable pursuant to options exercisable within 60 days of March 15, 2009.

(15)	Ms. Loewy has no direct holdings as of March 15, 2009, and no options exercisable within 60 days of March 15, 2009.

(16)	Total number of shares includes common stock held by entities affiliated with directors and executive officers. See footnotes 1 through 15 above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On March 25, 2008, we agreed to sell an aggregate of 8,923,210 shares of our common stock, par value $0.001 per share, in a private placement at a price of $2.77 per share and warrants to purchase an additional 4,461,062 shares of our common stock at a price of $0.125 per warrant to certain investors pursuant to a

Securities Purchase Agreement executed on March 14, 2008. The warrants have a seven year term and an exercise price of $2.77 per share. The aggregate consideration to the Company was approximately $25.3 million in gross proceeds, after collection of the note receivable related to this financing of $6.0 million.

The purchasers in this transaction were led by Longitude Venture Partners, L.P. Other investors participating in the offering include Paperboy Ventures LLC, Sutter Hill Ventures and Alta Partners, LLP, venture capital firms that are all significant shareholders in Corcept, as well as various entities and individuals related to these firms. The purchasers also included various entities affiliated with G. Leonard Baker, Jr., Joseph C. Cook, Jr., David L. Mahoney and James N. Wilson, who are members of our Board of Directors, and other qualified investors. Allen Andersson, a member of our Board of Directors, is the chairman and sole voting member of Paperboy Ventures. Mr. Baker is a partner and managing director of Sutter Hill Ventures. Edward E. Penhoet, Ph.D., a member of our Board of Directors, is a director of Alta Partners. Patrick G. Enright, managing director of Longitude Capital, became a member of our Board of Directors on April 1, 2008.

Longitude Venture Partners, L.P., purchased 3,530,450 shares, Paperboy Ventures, LLC purchased 2,118,270 shares, Sutter Hill Ventures and related entities and affiliates purchased a total of 1,581,311 shares and entities affiliated with Alta Partners, LLP purchased a total of 1,059,135 shares. Entities related to Mr. Baker, a partner at Sutter Hill Ventures, purchased 441,307 shares (which are included as part of the Sutter Hill Ventures purchase noted above), an entity related to Mr. Cook purchased 176,522 shares, an entity related to Mr. Mahoney purchased 70,609 shares and an entity related to Mr. Wilson purchased 35,304 shares in the March 2008 Financing. This financing also included the purchase of 351,609 shares by other qualified investors.

In addition, on November 11, 2008, we entered into an Amendment to Registration Rights Agreement (the Amendment) which amended the Registration Rights Agreement (the Original Agreement), dated as of March 14, 2008, by and among us and the investors signatory thereto (the Holders). Pursuant to the Amendment, on November 11, 2008, we agreed to issue an aggregate of 883,155 shares of its common stock, valued at $1.45 per share (the closing market price of our common stock on the NASDAQ Capital Market on November 11, 2008) as full satisfaction for approximately $1.3 million in liquidated damages owed to the Holders under the Original Agreement. The Holders include Longitude Venture Partners, L.P., Paperboy Ventures LLC, Sutter Hill Ventures and Alta Partners, LLP, venture capital firms that are all significant shareholders in the Company, as well as various entities and individuals related to these firms. The purchasers also included trusts and other entities related to members of our Board of Directors, including G. Leonard Baker, Jr., Joseph C. Cook, Jr., David L. Mahoney and James N. Wilson, and other accredited investors. Allen Andersson, a member of our Board of Directors, is the chairman of Paperboy Ventures, LLC. Mr. Baker is a partner and managing director of Sutter Hill Ventures. Edward E. Penhoet, Ph. D., a member of our Board of Directors, is a director of Alta Partners, LLP. Patrick G. Enright, a member of our Board of Directors, is a managing director of Longitude Venture Partners, L.P.

In settlement of the liquidated damages discussed above, Longitude Venture Partners, L.P., received 349,425 shares, Paperboy Ventures, LLC received 209,655 shares, Sutter Hill Ventures and related entities and affiliates received a total of 156,503 shares and entities affiliated with Alta Partners, LLP received a total of 104,826 shares. Entities related to Mr. Baker, a partner at Sutter Hill Ventures, received 43,677 shares (which are included as part of the Sutter Hill Ventures total), an entity related to Mr. Cook received 17,471 shares, an entity related to Mr. Mahoney received 6,988 shares and an entity related to Mr. Wilson received 3,494 shares.

We have entered into an agreement with Robert L. Roe, M.D., our President, dated October 18, 2001. Pursuant to such letter agreement, Dr. Roe received an option to purchase 250,000 shares of our common stock with an exercise price of $0.75 per share and a loan in the amount of $187,250, subject to interest rate of 6.5% and evidenced by a full-recourse promissory note to us to finance the exercise of the option. Through December 2008, Dr. Roe had repaid $99,705 of the principal of the loan plus accrued interest, leaving a total remaining balance of $87,545 plus accrued interest in the amount of $36,295 for a total combined balance of $123,840.

In July 2007, we entered into Severance and Change in Control Agreements with each of our executive officers: Joseph K. Belanoff, M.D., Chief Executive Officer; Robert L. Roe, M.D., President; and Anne M. LeDoux, Chief Accounting Officer. In September 2008, the Company entered into amended and restated the Severance and Change in Control Agreements with each of its NEOs to adopt technical amendments to the agreements in order to comply with Section 409A of the Internal Revenue Code. In November 2008, Caroline M. Loewy entered into a Severance and Change in Control Agreement with the Company, in connection with her appointment as our Chief Financial Officer. The terms of the agreements are identical. The agreements provide that, if employment is terminated without cause or for good reason regardless of whether it is in connection with a change in control, the executive will be eligible for 12 months of his or her then current base salary and continued health insurance coverage for this same period. In addition, the agreements provide for the full vesting of all outstanding equity awards in the event the executive’s employment is terminated without cause or for good reason within 18 months following a change in control. The agreement with Dr. Roe supersedes his prior agreement with us. The other officers did not have prior employment or severance agreements.

In July 2007, we also entered into a Severance and Change in Control Agreement with James N. Wilson, Chairman of the Board of Directors, which was amended and restated in September 2008 to adopt technical amendments to the agreement in order to comply with Section 409A of the Internal Revenue Code. The agreement with Mr. Wilson provides that if his employment or service on the Board terminates involuntarily without cause or good reason within eighteen months of a change in control all of his outstanding equity awards shall become fully vested. Mr. Wilson did not have a prior severance agreement.

We have entered into indemnification agreements with our directors and executive officers. Such agreements require us, among other things, to indemnify its officers and directors, other than for liabilities arising from willful misconduct of a culpable nature, and to advance their expenses incurred as a result of any proceedings against them as to which they could be indemnified.

On May 23, 2008 the Board of Directors approved the engagement of Abbrah Publishing LLC (Abbrah), a firm in which the son of James N. Wilson, the Company’s chairman, is a principal, to assist the Company in the preparation and placement of materials to facilitate the recruitment of patients in its Cushing’s Syndrome trial, based on, among other things, the special qualifications of Abbrah and its willingness to accept performance-based compensation of its services. Compensation to Abbrah is based the number of patients actually enrolled in the study based on their materials. An initial payment is due upon patient enrollment, with an additional amount due if the patient completes the study. During the year ended December 31, 2008, the Company recorded expense of $2,000 as compensation to Abbrah. An additional expense of $18,000 is expected to be recorded during 2009 in connection with these services assuming patient completion in the study.

The Board has determined that the following directors are “independent” under current NASDAQ rules:

Allen Andersson

G. Leonard Baker, Jr.

Joseph C. Cook, Jr.

Patrick G. Enright

James A. Harper

David L. Mahoney

Edward E. Penhoet

See “Director Compensation” for a discussion of our director compensation policy.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Fees for audit services totaled approximately $447,000 in 2008 and $331,000 in 2007, including fees for professional services provided in connection with the annual audit of the Company’s financial statements and review of our quarterly financial statement and audit services provided in connection with other statutory or regulatory filings.

Audit- Related Fees, Tax Fees, and All Other Fees

There were no fees paid to our principal accounting firm during 2008 or 2007 for any of these services.

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

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1/A (File No. 333-112676) filed on March 19, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) filed on February 10, 2004).

4.2	Amended and Restated Information and Registration Rights Agreement by and among Corcept Therapeutics Incorporated and certain holders of preferred stock, dated as of May 8, 2001 (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) filed on February 10, 2004).

4.3	Amendment No. 1 to Amended and Restated Information and Registration Rights Agreement by and among Corcept Therapeutics Incorporated and certain holders of preferred stock, dated as of March 16, 2004 (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-1/A (File No. 333-112676) filed on March 19, 2004).

10.1*	2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) filed on February 10, 2004).

10.2*	Promissory Note and Pledge Agreement by and between Corcept Therapeutics Incorporated and Robert L. Roe, M.D., dated as of October 22, 2001 (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) filed on February 10, 2004).

10.3#	License Agreement by and between The Board of Trustees of the Leland Stanford Junior University and Corcept Therapeutics Incorporated, dated as of July 1, 1999 (incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) filed on February 10, 2004).

10.4	Master Clinical Development Agreement by and between Corcept Therapeutics Incorporated and Scirex Corporation, dated as of July 12, 2001 (incorporated by reference to Exhibit 10.8 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) filed on February 10, 2004).

10.5#	Memorandum of Understanding, Supply and Services Agreement, by and between Corcept Therapeutics Incorporated and ScinoPharm Taiwan, dated as of June 12, 2000 (incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-1/A (File No. 333-112676) filed on March 19, 2004).

10.6*	2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the registrant’s Registration Statement on Form S-1/A (File No. 333-112676) filed on April 9, 2004).

10.7	Master Services Agreement by and between Corcept Therapeutics Incorporated and PPD Development, LP, dated as of January 17, 2003 (incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1/A (File No. 333-112676) filed on March 19, 2004).

10.8	Master Services Agreement by and between Corcept Therapeutics Incorporated and i3 Research, a division of Ingenix Pharmaceuticals Services (UK) Limited, dated as of October 28, 2004 (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K filed on March 29, 2005).

Exhibit Number	Description of Document
10.9##	Manufacturing Agreement with Produits Chimgues Auxiliaries et de Synthese SA, dated November 8, 2006 (incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K filed on April 2, 2007).

10.10	Common Stock Purchase Agreement by and among Corcept Therapeutics Incorporated and each of the Purchasers listed on Exhibit A thereto, dated November 14, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 16, 2006).

10.11	Common Stock Purchase Agreement by and among Corcept Therapeutics Incorporated and each of those persons and entities listed on the Schedule of Purchasers thereto, dated as of March 30, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 3, 2007).

10.12*	Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Joseph K. Belanoff, M. D., dated July 24, 2007 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2007).

10.13*	Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Robert L. Roe, M. D., dated July 24, 2007 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2007).

10.14*	Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Anne M. LeDoux, dated July 24, 2007 (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2007).

10.15*	Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and James N. Wilson, dated July 24, 2007 (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2007).

10.16	Common Stock Purchase Agreement by and among Corcept Therapeutics Incorporated and each of those persons and entities listed on the Schedule of Purchasers thereto, dated as of August 16, 2007 (incorporated by reference to Exhibit 10.1 to the registrants Current Report on Form 8-K filed on August 21, 2007).

10.17*	Form of Indemnification Agreement for directors and officers approved by the Board of Directors on September 24, 2007 (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007).

10.18	Securities Purchase Agreement by and among Corcept Therapeutics Incorporated and the purchasers named therein, dated March 14, 2008 (incorporated by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K filed on March 31, 2008).

10.19	Registration Rights Agreement by and among Corcept Therapeutics Incorporated and the investors signatory thereto, dated March 14, 2008 (incorporated by reference to Exhibit 10.25 to the registrant’s Annual Report on Form 10-K filed on March 31, 2008).

10.20	Form of Warrant issued in connection with the Securities Purchase Agreement by and among Corcept Therapeutics Incorporated and the purchasers named therein, dated March 14, 2008 (incorporated by reference to Exhibit 4.4 to the registrant’s Annual Report on Form 10-K filed on March 31, 2008).

10.21	Common Stock Purchase Agreement by and between Kingsbridge Capital Limited and Corcept Therapeutics Incorporated dated as of March 25, 2008 (incorporated by reference to Exhibit 10.26 to the registrant’s Annual Report on Form 10-K filed on March 31, 2008).

10.22	Warrant, dated March 25, 2008 issued to Kingsbridge Capital Limited (incorporated by reference to Exhibit 4.5 to the registrant’s Annual Report on Form 10-K filed on March 31, 2008).

Exhibit Number	Description of Document
10.23	Registration Rights Agreement by and between Corcept Therapeutics Incorporated and Kingsbridge Capital Limited, dated as of March 25, 2008 (incorporated by reference to Exhibit 10.27 to the registrant’s Annual Report on Form 10-K filed on March 31, 2008).

10.24#	Master Service Agreement by and among Corcept Therapeutics Incorporated and ICON Clinical Research, L.P., signed on June 4, 2008 (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2008).

10.25*	Amended and Restated Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Joseph K. Belanoff, M. D., dated September 19, 2008.

10.26*	Amended and Restated Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Robert L. Roe, M. D., dated September 19, 2008.

10.27*	Amended and Restated Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Anne M. LeDoux, dated September 19, 2008.

10.28*	Amended and Restated Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and James N. Wilson, dated September 19, 2008.

10.29*	Employment offer letter to Caroline M. Loewy, dated October 21, 2008.

10.30	Amendment to Registration Rights Agreement by and among Corcept Therapeutics Incorporated and the investors signatory thereto, dated November 11, 2008.

10.31*	Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Caroline M. Loewy, dated November 28, 2008.

14.1	Code of Ethics (incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-1/A (File No. 333-112676) filed on March 19, 2004).

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (See signature page)

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Caroline M. Loewy

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Caroline M. Loewy

#	Confidential treatment granted
##	Confidential treatment requested
*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

By:	/S/ JOSEPH K. BELANOFF
Joseph K. Belanoff, M.D., Chief Executive Officer

Date:	March 31, 2009

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Joseph K. Belanoff and Caroline M. Loewy, and each of them acting individually, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JOSEPH K. BELANOFF Joseph K. Belanoff, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2009

/S/ CAROLINE M. LOEWY Caroline M. Loewy	Chief Financial Officer (Principal Financial Officer)	March 31, 2009

/S/ ANNE M. LEDOUX Anne M. LeDoux	Vice President and Controller (Principal Accounting Officer)	March 31, 2009

/S/ JAMES N. WILSON James N. Wilson	Director and Chairman of the Board of Directors	March 31, 2009

/S/ ALLEN ANDERSSON Allen Andersson	Director	March 31, 2009

/S/ G. LEONARD BAKER, JR. G. Leonard Baker, Jr.	Director	March 31, 2009

/S/ JOSEPH C. COOK, JR. Joseph C. Cook, Jr.	Director	March 31, 2009

/S/ PATRICK G. ENRIGHT Patrick G. Enright	Director	March 31, 2009

Signature	Title	Date

/S/ JAMES A. HARPER James A. Harper	Director	March 31, 2009

/S/ DAVID L. MAHONEY David L. Mahoney	Director	March 31, 2009

/S/ EDWARD E. PENHOET Edward E. Penhoet, Ph. D.	Director	March 31, 2009

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Corcept Therapeutics Incorporated

We have audited the accompanying balance sheets of Corcept Therapeutics Incorporated (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, convertible preferred stock and stockholders’ equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2008, and for the period from inception (May 13, 1998) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corcept Therapeutics Incorporated (a development stage company) at December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 and for the period from inception (May 13, 1998) to December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Palo Alto, California

March 30, 2009

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$14,716	$11,433
Short-term investments	3,593	5,933
Prepaid expenses and other current assets	1,270	290

Total current assets	19,579	17,656
Property and equipment, net of accumulated depreciation	20	25
Other assets	176	63

Total assets	$19,775	$17,744

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,304	$1,115
Accrued clinical expenses	989	879
Accrued compensation	243	637
Obligations under capital lease, short-term	10	13
Other liabilities	316	350

Total current liabilities	2,862	2,994
Obligations under capital lease, long-term	6	16

Total liabilities	2,868	3,010
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares outstanding at December 31, 2008 or 2007	—	—
Common stock, $0.001 par value; 140,000 shares authorized and 49,763 and 39,548 shares issued and outstanding at December 31, 2008 and 2007, respectively	50	40
Additional paid-in capital	153,031	124,822
Notes receivable from stockholders	(6,101)	(107)
Deferred compensation	—	(13)
Deficit accumulated during the development stage	(130,072)	(110,011)
Accumulated other comprehensive income (loss)	(1)	3

Total stockholders’ equity	16,907	14,734

Total liabilities and stockholders’ equity	$19,775	$17,744

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,			Period from inception (May 13, 1998) to December 31, 2008
	2008	2007	2006
Collaboration revenue	$209	$482	$294	$985

Operating expenses:
Research and development*	14,152	7,860	20,834	99,809
General and administrative*	5,746	4,867	5,042	34,885

Total operating expenses	19,898	12,727	25,876	134,694

Loss from operations	(19,689)	(12,245)	(25,582)	(133,709)
Interest and other income, net	944	688	719	5,225
Other expense	(1,316)	(16)	(10)	(1,588)

Net loss	$(20,061)	$(11,573)	$(24,873)	$(130,072)

Basic and diluted net loss per share	$(0.43)	$(0.34)	$(1.09)

Shares used in computing basic and diluted net loss per share	46,721	34,251	22,841

* Includes non-cash stock-based compensation of the following:

Research and development	$268	$213	$535	$5,013
General and administrative	1,360	846	1,013	8,009

Total non-cash stock-based compensation	$1,628	$1,059	$1,548	$13,022

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)

(in thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Notes Receivable from Stockholders	Deferred Compensation	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Net Capital Deficiency)
	Shares	Amount	Shares	Amount
Balance at inception (May 13, 1998)	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock to directors for cash in June and July 1998	—	—	7,500	8	(5)	—	—	—	—	3
Issuance of common stock to a director for cash in May 1999	—	—	1,771	2	63	—	—	—	—	65
Issuance of common stock to Stanford and directors in conjunction with a license agreement in October 1999	—	—	30	—	1	—	—	—	—	1
Issuance of Series A convertible preferred stock to institutional and individual investors at $1.08 per share for cash and conversion of notes payable, net of issuance costs of $34 in May 1999	608	623	—	—	—	—	—	—	—	—
Common stock issued to attorneys and consultants in exchange for services in May 1999	—	—	49	—	2	—	—	—	—	2
Issuance of common stock upon option exercise	—	—	60	—	—	—	—	—	—	—
Repurchase of common stock held by director in March 1999	—	—	(750)	(1)	—	—	—	—	—	(1)
Deferred compensation related to options granted to non-employees	—	—	—	—	65	—	(65)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	7	—	—	7
Net loss from inception to December 31, 1999	—	—	—	—	—	—	—	(321)	—	(321)

Balance at December 31, 1999	608	623	8,660	9	126	—	(58)	(321)	—	(244)
Issuance of Series B convertible preferred stock to institutional and individual investors at $3.00 per share for cash, net of issuance costs of $19 in January 2000	400	1,180	—	—	—	—	—	—	—	—
Deferred compensation related to options granted to an employee and non-employees	—	—	—	—	248	—	(248)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	91	—	—	91
Net loss	—	—	—	—	—	—	—	(1,846)	—	(1,846)

Balance at December 31, 2000	1,008	1,803	8,660	9	374	—	(215)	(2,167)	—	(1,999)
Issuance of Series B convertible preferred stock to consultants in exchange for services in January and April 2001	12	205	—	—	—	—	—	—	—	—
Issuance of Series BB convertible preferred stock to institutional and individual investors at $4.033 per share upon conversion of promissory notes in May 2001	268	1,081	—	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock to institutional and individual investors at $7.066 per share for cash, net of issuance costs of approximately $95 in May and June 2001	3,807	26,805	—	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock to consultants in exchange for services in October 2001	1	20	—	—	—	—	—	—	—	—
Issuance of common stock to a consultant for cash below fair value in April 2001	—	—	50	—	50		—	—	—	50
Issuance of common stock upon option exercises	—	—	768	—	438	(438)	—	—	—	—
Issuance of common stock in conjunction with a license agreement	—	—	1	—	15	—	—	—	—	15
Deferred compensation related to options granted to employees and non-employees	—	—	—	—	10,226	—	(10,226)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	1,849	—	—	1,849
Net loss	—	—	—	—	—	—	—	(7,454)	—	(7,454)

Balance at December 31, 2001 (carried forward)	5,096	29,914	9,479	9	11,103	(438)	(8,592)	(9,621)	—	(7,539)

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY), (Continued)

(in thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Notes Receivable from Stockholders	Deferred Compensation	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Net Capital Deficiency)
	Shares	Amount	Shares	Amount
Balance at December 31, 2001 (brought forward)	5,096	$29,914	9,479	$9	$11,103	$(438)	$(8,592)	$(9,621)	$—	$(7,539)
Issuance of Series C convertible preferred stock to institutional and individual investors at $7.066 per share for cash, net of issuance costs of approximately $19 in December 2002	1,673	11,802	—	—	—	—	—	—	—	—
Issuance of common stock upon option exercises	—	—	62	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	4,085	—	—	4,085
Reduction of deferred compensation related to the unamortized portion of deferred stock compensation related to a terminated employee	—	—	—	—	(239)	—	239	—	—	—
Reversal of previously expensed deferred compensation related to a terminated employee based on the straight line method	—	—	—	—	(50)	—	—	—	—	(50)
Stock-based compensation related to lapsing repurchase right of stock held by a non-employee					68					68
Net loss	—	—	—	—	—	—	—	(18,504)	—	(18,504)

Balance at December 31, 2002	6,769	41,716	9,541	9	10,882	(438)	(4,268)	(28,125)	—	(21,940)
Deferred compensation related to options granted to employees and non-employees	—	—	—	—	1,159	—	(1,159)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	1,559	—	—	1,559
Reduction of deferred compensation related to the unamortized portion of deferred stock compensation related to terminated employees	—	—	—	—	(1,588)	—	1,588	—	—	—
Reversal of previously expensed deferred compensation related to terminated employees	—	—	—	—	(1,384)	—	—	—	—	(1,384)
Repurchase of common stock and reduction of note payable upon termination of employees	—	—	(206)	—	(155)	155	—	—	—	—
Repayment of note receivable from stockholder	—	—	—	—	—	37	—	—	—	37
Stock-based compensation related to lapsing repurchase right of stock held by a non-employee					68					68
Net loss	—	—	—	—	—	—	—	(9,812)	—	(9,812)
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	(1)	(1)

Total comprehensive loss										(9,813)

Balance at December 31, 2003 (carried forward)	6,769	41,716	9,335	9	8,982	(246)	(2,280)	(37,937)	(1)	(31,473)

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY), (Continued)

(in thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Notes Receivable from Stockholders	Deferred Compensation	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Net Capital Deficiency)
	Shares	Amount	Shares	Amount
Balance at December 31, 2003 (brought forward)	6,769	$41,716	9,335	$9	$8,982	$(246)	$(2,280)	$(37,937)	$(1)	$(31,473)
Sale of Shares in IPO at $12.00 per share for cash, net of issuance costs of approximately $4,974	—	—	4,500	5	49,020	—	—	—	—	49,025
Conversion of preferred shares in IPO	(6,769)	(41,716)	8,807	9	41,707	—	—	—	—	41,716
Conversion of note payable	—	—	45	—	534	—	—	—	—	534
Issuance of common stock upon option exercises	—	—	7	—	1	—	—	—	—	1
Deferred compensation related to options granted to employees and non-employees	—	—	—	—	1,447	—	(1,447)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	1,854	—	—	1,854
Reduction of deferred compensation related to the unamortized portion of deferred stock compensation related to terminated employees and consultants	—	—	—	—	(155)	—	155	—	—	—
Reversal of previously expensed deferred compensation related to employees terminated or converted to consultant	—	—	—	—	(243)	—	—	—	—	(243)
Repayment of note receivable from stockholder	—	—	—	—	—	62	—	—	—	62
Stock-based compensation related to lapsing repurchase right of stock held by a non-employee					68					68
Net loss	—	—	—	—	—	—	—	(15,535)	—	(15,535)
Change in unrealized loss on investments	—	—	—	—	—	—	—	—	(61)	(61)

Total comprehensive loss										(15,596)

Balance at December 31, 2004	—	—	22,694	23	101,361	(184)	(1,718)	(53,472)	(62)	45,948
Issuance of common stock upon option exercise for cash in June 2005 at a price of $0.10 per share	—	—	9	—	1	—	—	—	—	1
Deferred compensation related to options granted to employees and non-employees	—	—	—	—	(94)	—	94	—	—	—
Amortization of deferred compensation	—	—	—	—	35	—	912	—	—	947
Reduction of deferred compensation related to the unamortized portion of deferred stock compensation related to unvested shares at termination of employees	—	—	—	—	(109)	—	109	—	—	—
Reversal of previously expensed deferred compensation related to employees terminated or converted to consultant	—	—	—	—	(250)	—	—	—	—	(250)
Repayment of note receivable from stockholder	—	—	—	—	—	16	—	—	—	16
Stock-based compensation related to lapsing repurchase right of stock held by a non-employee	—	—	—	—	68	—	—	—	—	68
Issuance of common stock for services	—	—	1	—	2	—	—	—	—	2
Net loss	—	—	—	—	—	—	—	(20,093)	—	(20,093)
Change in unrealized loss on investments	—	—	—	—	—	—	—	—	(46)	(46)

Total comprehensive loss										(20,139)

Balance at December 31, 2005 (carried forward)	—	—	22,704	23	101,014	(168)	(603)	(73,565)	(108)	26,593

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY), (Continued)

(in thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Notes Receivable from Stockholders	Deferred Compensation	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Net Capital Deficiency)
	Shares	Amount	Shares	Amount
Balance at December 31, 2005 (brought forward)	—	$—	22,704	$23	$101,014	$(168)	$(603)	$(73,565)	$(108)	$26,593
Sale of common stock in December 2006 at $1.00 per share for cash, net of issuance costs of approximately $83	—	—	3,000	3	2,914	—	—	—	—	2,917
Issuance of common stock upon option exercises at various times for cash at weighted-average exercise price of $0.73 per share	—	—	26	—	19	—	—	—	—	19
Issuance of common stock at various times for services in lieu of cash compensation at an average value of $4.93 per share	—	—	2	—	12	—	—	—	—	12
Amortization of deferred compensation related to options granted to employees prior to the IPO	—	—	—	—	—	—	375	—	—	375
Stock-based compensation under SFAS 123R related to employee options granted after the IPO	—	—	—	—	1,118	—	—	—	—	1,118
Stock-based compensation related to options to consultants at various times at prices ranging from $0.10 to $10.06	—	—	—	—	75	—	—	—	—	75
Reversal of previously expensed compensation related to employees terminated or converted to consultant	—	—	—	—	(50)	—	—	—	—	(50)
Repayments of notes receivable from stockholders in October and December of 2006	—	—	—	—	—	43	—	—	—	43
Stock-based compensation related to lapsing repurchase right of stock held by a non-employee					23					23
Net loss	—	—	—	—	—	—	—	(24,873)	—	(24,873)
Change in unrealized loss on investments	—	—	—	—	—	—	—	—	108	108

Total comprehensive loss										(24,765)

Balance at December 31, 2006 (carried forward)	—	—	25,732	26	105,125	(125)	(228)	(98,438)	—	6,360

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY), (Continued)

(in thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Notes Receivable from Stockholders	Deferred Compensation	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Net Capital Deficiency)
	Shares	Amount	Shares	Amount
Balance at December 31, 2006 (brought forward)	—	$—	25,732	$26	$105,125	$(125)	$(228)	$(98,438)	$—	$6,360
Sale of common stock in March 2007 at $1.00 per share for cash, net of issuance costs of approximately $151	—	—	9,000	9	8,840	—	—	—	—	8,849
Sale of common stock in August & September 2007 at $2.10 per share for cash, net of issuance costs of approximately $64	—	—	4,790	5	9,991	—	—	—	—	9,996
Issuance of common stock upon option exercises at various times for cash at weighted-average exercise price of $0.79 per share	—	—	26	—	21	—	—	—	—	21
Amortization of deferred compensation related to options granted to employees prior to the IPO	—	—	—	—	—	—	96	—	—	96
Stock-based compensation under SFAS 123R related to employee options granted after the IPO	—	—	—	—	1,334	—	—	—	—	1,334
Stock-based compensation related to options to consultants at various times at prices ranging from $0.10 to $10.06	—	—	—	—	48	—	—	—	—	48
Reduction of deferred compensation related to the unamortized portion of deferred stock compensation related to unvested shares at termination of employees	—	—	—	—	(119)	—	119	—	—	—
Reversal of previously expensed compensation related to employees terminated	—	—	—	—	(418)	—	—	—	—	(418)
Repayments of notes receivable from stockholders in March and October 2007	—	—	—	—	—	18	—	—	—	18
Net loss	—	—	—	—	—	—	—	(11,573)	—	(11,573)
Change in unrealized gain on investments	—	—	—	—	—	—	—	—	3	3

Net comprehensive loss										(11,570)

Balance at December 31, 2007 (carried forward)	—	—	39,548	40	124,822	(107)	(13)	(110,011)	3	14,734

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY), (Continued)

(in thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Notes Receivable from Stockholders	Deferred Compensation	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Net Capital Deficiency)
	Shares	Amount	Shares	Amount
Balance at December 31, 2007 (brought forward)	—	$—	39,548	$40	$124,822	$(107)	$(13)	$(110,011)	$3	$14,734
Sale of common stock and issuance of warrants in March 2008 at $2.83 per unit for cash and note receivable, net of issuance costs of approximately $382	—	—	8,924	9	24,783	(6,000)	—	—	—	18,792
Sales of common stock in August and September 2008 under Committed Equity Financing Facility (CEFF), at an average discounted price of $1.85 per share, net of costs associated with the registration of shares under the CEFF of $216	—	—	405	—	533	—	—	—	—	533
Issuance of common stock in November 2008 in settlement of liquidated damages, net of issuance costs of $5	—	—	883	1	1,274	—	—	—	—	1,275
Issuance of common stock upon option exercise in September 2008 for cash at exercise price of $1.50 per share	—	—	2	—	4	—	—	—	—	4
Issuance of common stock in February for services in lieu of cash compensation at a value of $2.73 per share	—	—	1	—	4	—	—	—	—	4
Amortization of deferred compensation related to options granted to employees prior to the IPO	—	—	—	—	—	—	13	—	—	13
Stock-based compensation under SFAS 123R related to employee options granted after the IPO	—	—	—	—	1,580	—	—	—	—	1,580
Stock-based compensation related to options to consultants at various times at prices ranging from $4.90 to $10.06	—	—	—	—	31	—	—	—	—	31
Repayment of note receivable from shareholder in May 2008	—	—	—	—	—	6	—	—	—	6
Net loss	—	—	—	—	—	—	—	(20,061)	—	(20,061)
Change in unrealized loss on investments	—	—	—	—	—	—	—	—	(4)	(4)

Total comprehensive loss										(20,065)

Balance at December 31, 2008	—	$—	49,763	$50	$153,031	$(6,101)	$—	$(130,072)	$(1)	$16,907

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,			Period from inception (May 1, 1998) to December 31, 2008
	2008	2007	2006
Operating activities
Net loss	$(20,061)	$(11,573)	$(24,873)	$(130,072)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization of property and equipment	12	13	14	100
Stock-based compensation, net of recoveries	1,624	1,060	1,518	12,664
Expense related to stock issued for services	4	—	12	64
Settlement of liquidated damages in stock	1,281	—	—	1,281
Expense related to stock issued in conjunction with license agreement	—	—	—	15
Expense related to stock issued below fair value	—	—	23	522
Interest accrued on convertible promissory notes	—	—	—	104
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(980)	53	82	(1,270)
Other assets	(113)	2	(5)	(176)
Accounts payable	189	199	367	1,304
Accrued clinical	110	(1,345)	(297)	989
Other liabilities	(428)	627	(79)	559

Net cash used in operating activities	(18,362)	(10,964)	(23,238)	(113,916)
Investing activities
Purchases of property and equipment	(7)	—	—	(61)
Purchases of short-term and long-term investments	(3,594)	(6,380)	(1,315)	(118,320)
Maturities of short-term investments	5,930	1,000	26,676	114,726

Net cash provided by (used in) investing activities	2,329	(5,380)	25,361	(3,655)
Financing activities
Proceeds from issuance of common stock, net of cash paid for issuance costs	19,323	18,866	2,936	90,226
Proceeds from issuance of convertible note payable	—	—	—	463
Proceeds from convertible promissory notes	—	—	—	1,080
Proceeds from repayment of stockholder notes	6	18	43	183
Principal payments of obligations under capital leases	(13)	(13)	(12)	(43)
Proceeds from issuance of convertible preferred stock, net of cash paid for issuance costs	—	—	—	40,378

Net cash provided by financing activities	19,316	18,871	2,967	132,287

Net increase in cash and cash equivalents	3,283	2,527	5,090	14,716
Cash and cash equivalents at beginning of period	11,433	8,906	3,816	—

Cash and cash equivalents at end of period	$14,716	$11,433	$8,906	$14,716

Supplemental disclosure of cash flow information
Interest paid	$5	$3	$4	$14

Supplemental disclosure of non-cash financing activities
Conversion of convertible promissory notes and accrued interest
—to convertible preferred stock	$—	$—	$—	$1,111

—to common stock	$—	$—	$—	$534

Issuance of note receivable pursuant to sale of common stock and warrant	$6,000	$—	$—	$6,000

Issuance of warrant in connection with financing agreement	$653	$—	$—	$653

Issuance of common stock in settlement of liquidated damages	$1,281	$—	$—	$1,281

Purchase of equipment under capital leases	$—	$—	$—	$59

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

Management Plans

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue for at least the next several years. The Company plans to continue to finance its operations through the sale of its equity and/or debt securities or by engaging in strategic relationships with potential partners. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s ability to continue its operations through the complete development and commercialization of its products is dependent upon the successful execution of its financing and/or any partnership strategies. The Company’s most advanced programs are the two Phase 3 trials of CORLUX in Cushing’s Syndrome and in psychotic depression.

As reflected in the accompanying financial statements as of December 31, 2008, the Company had cash, cash equivalents and investments balances of $18.3 million, working capital of $16.7 million and an accumulated deficit of $130.1 million. In February 2009, the Company collected the proceeds of a $6.0 million note receivable, plus accrued interest. (See footnote 14—Subsequent Events for a discussion of the collection of this note.) With the collection of this note, the Company has sufficient funds to maintain its operations through the early part of 2010, including the planned completion of enrollment of its Phase 3 Cushing’s Syndrome trial, the continuation of enrollment in its Phase 3 psychotic depression trial, and the filing of an IND for CORT 108297, one of its proprietary, selective GR-II antagonists.

The Company will need to raise additional funds in order to sustain its operations at anticipated levels beyond early 2010. Although the Company’s management recognizes the need to raise funds in the future, there can be no assurance that the Company will be successful in consummating any such transaction, or, if the Company does consummate such a transaction, that the terms and conditions of such financing or any partnership will not be unfavorable to it. Any failure by the Company to obtain additional funding will have a material effect upon it and will likely result in the Company’s inability to continue its operations as currently planned beyond early 2010.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Any changes in estimates are recorded in the period of the change.

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

All short-term investments, which primarily represent readily marketable debt securities, have been classified as “available-for-sale.” Short-term investments include debt securities with maturities of one year or less from the balance sheet dates. Debt securities with maturities of greater than 12 months from the balance sheet dates would be classified as long-term investments. Purchased premiums or discounts on debt securities are amortized to interest income through the stated maturities of the debt securities. The differences between amortized cost and fair values of the debt securities are recorded as a component of accumulated other comprehensive loss. Management determines the appropriate classification of its investments in debt securities at the time of purchase and evaluates such designation as of each balance sheet date. Unrealized gains and losses are included in accumulated other comprehensive loss and reported as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other expenses. The cost of securities sold is based on the specific identification method. Interest earned on short-term and long-term investments is included in interest income.

Credit Risks and Concentrations

The Company’s concentration of credit risk consists of cash, cash equivalents, and short-term investments. The Company is exposed to credit risk in the event of default by the financial institutions holding the cash, cash equivalents, and short-term investments to the extent of the amount recorded on the balance sheet. This risk is mitigated by investing in securities with high credit ratings from the major rating services and by limiting the amount of investment in any one issuer. As of December 31, 2008, the Company had no investments in mortgage-backed securities or auction rate securities.

At any point in time the Company may have approximately $150,000 to $1.5 million in its operating account with a third party financial institution. While the Company monitors the cash balance in our operating account and transfers the funds in only as needed, these cash balances could be impacted if the underlying financial institution were to fail or could be subject to other adverse conditions in the financial markets. On October 23, 2008, the Federal Deposit Insurance Corporation (FDIC) implemented its Temporary Liquidity Guarantee Program. Under this program, non-interest bearing commercial accounts are insured to an unlimited amount through December 31, 2009, thus mitigating our exposure to any possible bank failure. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

The Company also has a concentration of risk in regard to the manufacture of its product. As of December 31, 2008, the Company has a single source supplier for its tablet manufacture. If this supplier is unable to prepare the CORLUX tablets in the quantities and time frame required, the Company may not be able to manufacture its product in a timely manner.

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS 157). This statement does not require any new fair value measurements but clarifies the fair value definition, establishes a

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

fair value hierarchy that prioritizes the information used to develop assumptions for measuring fair value and expands disclosures about fair value measurements. Effective January 1, 2008, we adopted SFAS No. 157. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 input), then to quoted prices (in non-active markets or in active markets for similar assets or liabilities), inputs other than quoted prices that are observable for the asset or liability, and inputs that are not directly observable, but that are corroborated by observable market data for the asset or liability (Level 2 input), then the lowest priority to unobservable inputs, for example, the Company’s own data about the assumptions that market participants would use in pricing an asset or liability (Level 3 input). It emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and a fair value measurement should therefore be based on the assumptions that market participants would use in pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis at least annually, which are deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

In order to determine the implications of adopting SFAS 157, the Company reviewed all the assets and liabilities recorded on its balance sheet. Based on the results of its review, the Company determined that a majority of its assets and liabilities are either not required to be measured at fair value in its financial statements, are outside the scope of SFAS 157, or are subject to the deferred implementation provisions of FSP No. 157-2. Therefore, the only assets and liabilities in the Company’s financial statements subject to SFAS 157 (i.e. measured at fair value on a recurring basis) at December 31, 2008 are the Company’s investment portfolio.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (SFAS 159). This statement allows entities to voluntarily to choose to measure many financial assets and liabilities as well as certain nonfinancial instruments that are similar to financial instruments (collectively, eligible items) at fair value (the fair value option). The election is made on instrument-by-instrument basis and is irrevocable. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We adopted SFAS 159 on January 1. 2008 and did not make any elections for fair value accounting. Therefore, there was no material effect on our financial statements on the implementation of this standard.

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

Revenue Recognition

Collaboration revenue relates to services rendered in connection with agreements signed with Eli Lilly and Company, or Lilly, in which Lilly has agreed to support certain of the Company’s pre-clinical and clinical proof-of-concept studies evaluating the ability of the Company’s product candidates to mitigate or prevent weight gain associated with the use of Zyprexa (olanzapine), an atypical antipsychotic medication. Under the agreements, Lilly has agreed to supply the Zyprexa and olanzapine and pay for the studies. The Company is

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

required to perform development activities as specified in these agreements and is reimbursed based on the costs associated with the conduct of the trial and the preparation and packaging of clinical trial materials. Revenue is recognized as services are rendered in accordance with the agreement.

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

The Company adopted Statement of Financial Accounting Standard 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) as of January 1, 2006 under the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payments granted or modified after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123R that remain unvested on the effective date. See footnote 9 for a discussion of the Company’s stock option plans. Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation for options granted to employees and directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and had adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). Because the Company had used the “minimum” value method for SFAS 123 pro forma disclosure requirements for options granted prior to the initial public offering of its common stock (“IPO”) in 2004, it continues to account for the portion of these pre-IPO grants that were non-vested as of January 1, 2006 under the provisions of APB 25 and related Interpretations, with pro forma disclosures under SFAS 123.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

Stock-based compensation for employee options

Following is a synopsis of the implications of adoption of this statement on the Company’s accounting practices in regard to stock option grants to employees and directors:

•	Options granted prior to January 1, 2006:

¡

For options granted prior to the IPO in 2004, the Company has continued to account for the portion of these grants that were non-vested as of January 1, 2006 under the provisions of APB 25, with pro forma disclosures under SFAS 123. This treatment is being followed because the Company had used the “minimum” value method for these options under SFAS 123 pro forma disclosure requirements.

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

Deferred stock-based compensation for employee options

From its inception in May 1998 through December 31, 2005, the Company accounted for stock-based compensation for options granted to employees and directors using the intrinsic value method prescribed in APB 25. Under the intrinsic value method, deferred stock-based compensation related to option grants to employees and directors represented the difference between the exercise price of an option and the fair value of the Company’s common stock on the date of the grant. Given the absence of an active market for the Company’s common stock prior to the IPO in April 2004, the Company’s management was required to estimate the fair value of its common stock based on a variety of company and industry-specific factors for the purpose of measuring the cost of the transaction and properly reflecting it in the financial statements. Since the Company’s IPO, all stock option grants have been at the closing price for the stock on the Nasdaq Capital Market as of the date of grant and no deferred compensation was recorded related to the options granted after the IPO.

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

Pro-forma net loss information required under SFAS123 for options accounted for under the intrinsic value method

The following table presents the pro forma net loss information required under SFAS 123, as amended by SFAS 148, related to stock options granted to employees and directors prior to the IPO. In the pro forma calculation, amortization related to options to employees and directors that are accounted for under the intrinsic value method prescribed by APB 25 is added back to income and replaced with the expense that would have been reflected in the statements of operations in the respective periods as if the Company had accounted for these options under the fair value method prescribed by SFAS 123. For purposes of this disclosure, the fair value of the stock options is amortized to expense over the vesting periods of the options using the graded-vesting method. The resulting effects on net loss pursuant to SFAS 123 related to these options are not likely to be representative of the effects in future periods or years, due to the decelerating scale of expense recognition under the graded vesting method or the effect of any terminations.

As noted above, the Company estimated the fair value of these options at the date of grant in accordance with SFAS 123, which allowed non-public companies to use the minimum value option pricing model and required the use of a model such as the Black-Scholes option pricing model for options granted by public companies. The Company has estimated the fair value of options granted prior to February 10, 2004, the date of filing of the Form S-1 for the Company’s IPO, using the minimum value option pricing model and has used the Black-Scholes option pricing model for determining the fair value of options granted on or after that date.

	Year Ended December 31,			Period from inception (May 13, 1998) to December 31, 2008

	2008	2007	2006
	(in thousands, except per share amounts)
Net loss—as reported	$(20,061)	$(11,573)	$(24,873)	$(130,072)
Adjustments to net loss related to stock awards to employees and directors accounted for under the intrinsic value method:
Add back: Amortization of deferred compensation	13	96	375	10,097
Deduct: Stock-based employee compensation expense determined under SFAS 123	(21)	(126)	(496)	(13,301)

Pro forma net loss	$(20,069)	$(11,603)	$(24,994)	$(133,276)

As reported net loss per share—basic and diluted	$(0.43)	$(0.34)	$(1.09)
Pro forma net loss per share—basic and diluted	$(0.43)	$(0.34)	$(1.09)

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

The pro forma adjustment reflected in the table above relates only to those options granted to employees and directors prior to the IPO because, as discussed above, these options continue to be accounted for using the intrinsic value method. This pro forma adjustment is not required after December 31, 2005 for options granted after the IPO that are now accounted for under SFAS 123R as their expense is recorded based on fair value at the date of grant since the adoption of SFAS 123R. For 2005 and all prior years, the pro forma adjustment relates to all options to employees and directors.

Assumptions used in determining fair value for options granted to employees

The following table summarizes the weighted-average assumptions and resultant fair value for options granted to employees.

	Year Ended December 31,
	2008	2007	2006
Weighted average assumptions for stock options granted:
Risk-free interest rate	2.63%	4.59%	4.98%
Expected term	6.0 years	6.0 years	6.0 years
Expected volatility of stock price	90.6%	87.2%	78.6%
Dividend rate	0%	0%	0%
Weighted average fair value of grants issued	$1.12	$1.21	$3.09

The expected term for options granted since January 1, 2006 is based on the “simple” method prescribed by the SEC in Staff Accounting Bulletins 107 and 110, and considers the weighted average of the vesting period and contractual life of the options. For options granted during 2005 the expected term was based on the contractual life of the options. There has been no adjustment made to the expected term to adjust for employees’ expected exercise and expected post-vesting termination behavior because the Company has a limited employee base and does not have sufficient historical information to determine such an adjustment.

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

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

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

Research and Development Agreements

In January 2003, the Company entered into a contract research agreement with Argenta Discovery Limited (“Argenta”) in which Argenta agreed to conduct research toward identifying a novel small molecule glucocorticoid receptor antagonist for the treatment of psychotic depression, Alzheimer’s disease, and other psychiatric and metabolic disorders. The project was expected to last at least two years, during which time the Company would make payments to Argenta based upon agreed-upon FTE (full-time equivalent) rates. By December 31, 2008, work under the initial agreement with Argenta and major subsequent amendments has been concluded. The Company continues its relationship with Argenta requesting them to conduct minor research projects from time to time. Under the agreements with Argenta, the Company may be obligated to make milestone payments upon the occurrence of certain events, including: (i) patent filings in connection with the project; (ii) entries into Phase 1 clinical trials; and (iii) national regulatory approval of each product arising from work performed under the agreement, provided that sales of the product by the Company or any future licensees reach $5,000,000. These obligations remain in force after the conclusion of work under the agreement.

Through 2006, the Company executed a number of agreements relating to our earlier Phase 3 clinical trials evaluating CORLUX for the treatment of the psychotic features of psychotic major depression. As of December 31, 2008, approximately $205,000 of costs remained to be expensed under these agreements.

In October 2005, the Company signed an agreement with Eli Lilly and Company (“Lilly”) in which Lilly agreed to support the Company’s proof of concept clinical study evaluating the ability of CORLUX, a GR-II antagonist, to mitigate weight gain associated with the use of Zyprexa. Under the agreement, Lilly agreed to supply Zyprexa and pay for the study. This study, completed in 2007, was conducted in healthy male volunteers.

During 2007 and 2008, the Company signed agreements for services in connection with the trial for CORLUX for the treatment of Cushing’s Syndrome. The total commitment under these agreements is approximately $1.6 million. Approximately $365,000 has been expensed under these agreements through December 31, 2008. Approximately $595,000 of costs are expected to be incurred under these agreements during 2009, with the remainder to be expensed over the remainder of the trial. Under the master agreement with these vendors, the agreements may be terminated upon sixty days notice to the vendors. If terminated early, the Company would be responsible for the costs incurred by the vendor through the effective date of the termination plus cancellation charges as stipulated in the various agreements.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

In November 2007, the Company signed a Letter of Intent (“LOI”) with ICON Clinical Research, L.P. (“ICON”) and, on June 4, 2008 the Company executed a Master Service Agreement (MSA) and a Project Contract (Contract), with ICON to assist the Company in various clinical trial activities, including the selection of clinical sites, supervision and monitoring of clinical site performance, data collection and analysis in connection with Study 14, the Company’s current Phase 3 trial to confirm the utility of CORLUX for the treatment of the psychotic features of psychotic depression. The total commitment under this agreement, including amendments executed in September and December 2008 and the Letter of Intent signed in November 2007, is estimated to be approximately $17.2 million over the course of the trial, assuming a total patient enrollment of 450. Approximately $2.5 million of costs under this agreement was expensed during 2008. We expect to incur costs of approximately $3.2 million during 2009. The actual amount and timing of expense recognition and payments will depend upon various factors, including the timing of site initiation, the pace of patient enrollment, the fees negotiated with site investigators, the timing of other trial activities and the timing of payments of pass-through costs, such as grants to investigators and laboratory services. The Contract may be terminated by the Company at any time upon sixty days’ written notice, or sooner based on mutual agreement of the parties. Upon termination, the Company would be obligated to pay ICON for services performed and pass-through costs incurred to the date of termination plus a cancellation fee to compensate the CRO for staff reallocation costs.

The Company entered into an agreement with MedAvante, Inc., effective March 17, 2008, under which MedAvante will provide centralized psychiatric rating services of patients to be screened and enrolled in its current Phase 3 clinical trial evaluating CORLUX for the treatment of the psychotic features of psychotic depression. The total commitment under this agreement, including an amendment signed in July 2008, is approximately $4.0 million, which will be incurred over the course of the trial. Approximately $1.2 million of costs under this agreement was expensed during 2008. We expect to incur costs of approximately $1.1 million during 2009, with the remainder of any actual costs to be incurred over the course of the trial. This agreement may be terminated by Corcept with 30 days notice to MedAvante. In the event of termination, the Company is obligated to pay certain costs including costs incurred to date, costs associated with any non-cancellable commitments for video service connectivity and costs of staff assigned to the project for a period of three months or until such time as they can be assigned to other projects, whichever is less.

In April 2008, the Company signed an agreement with a clinical research organization (CRO) to provide clinical services for our study of CORLUX for the mitigation of weight gain induced by an atypical antipsychotic medication, Risperdal, for a total commitment of approximately $1.0 million. Approximately $495,000 of this commitment was expensed during the year ended December 31, 2008, with the remainder of any actual costs to be expensed during 2009. This agreement may be terminated with a 45-day written notice.

On September 3, 2008 Corcept entered into an agreement with Eli Lilly and Company (Lilly) whereby Lilly agreed to fund studies by the Company to test the effectiveness of Corcept’s selective GRII receptor antagonist, CORT 108297, in rat models of olanzapine induced weight gain. The total commitment from Lilly under this agreement was approximately $240,000. The majority of the substantive work on these studies was completed during 2008, with approximately $209,000 of the revenue from this agreement being recognized during that year. The remainder of the cost and revenue will be recognized during 2009.

See footnote 14—Subsequent events for discussion of agreements signed during the first quarter of 2009.

3.    Fair Value Measurements on a Recurring Basis

As of December 31, 2008, the Company’s financial assets were invested in money market funds, which can be converted to cash at par on demand, and in commercial paper and corporate debt securities with maturities of less than nine months. In accordance with SFAS 157, the following table represents the Company’s fair value

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

hierarchy for its financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Level 1	Level 2
	( in thousands)
Money market funds	$13,282	$—
Commercial paper	—	1,392
Corporate debt securities	—	2,201

Total	$13,282	$3,593

All cash equivalents and short-term investments held as of December 30, 2008 were in active markets.

4.    Financial Instruments

The following is a summary of cash, cash equivalents and short-term investments as of December 31, 2008 and 2007:

	Cost	Unrealized Gain	Unrealized Loss	Fair Value
	(all amounts in thousands)

December 31, 2008
Cash	$1,434	$—	$—	$1,434
Money market funds	13,282	—	—	13,282
Commercial paper	1,390	2	—	1,392
Corporate debt securities	2,204	—	(3)	2,201

	$18,310	$2	$(3)	$18,309

Reported as:
Cash and cash equivalents	$14,716	$—	$—	$14,716
Short-term investments	3,594	2	(3)	3,593

	$18,310	$2	$(3)	$18,309

	Cost	Unrealized Gain	Unrealized Loss	Fair Value
	(all amounts in thousands)

December 31, 2007
Cash	$252	$—	$—	$252
Money market funds	9,135	—	—	9,135
Commercial paper	7,976	3	—	7,979

	$17,363	$3	$—	$17,366

Reported as:
Cash and cash equivalents	$11,432	$1	$—	$11,433
Short-term investments	5,931	2	—	5,933

	$17,363	$3	$—	$17,366

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

As of December 31, 2008, there were no mortgage-backed securities and no auction rate securities in the portfolio.

All short-term investments at December 31, 2008 have remaining maturities of less than one year.

The net realized loss on sales of available-for-sales investments was not material for any period presented. Realized gains and losses are calculated based on the specific identification method.

5.    Property and Equipment

Property and equipment, including assets purchased under capitalized leases, consists of the following:

	December 31,
	2008	2007
	(in thousands)
Furniture and equipment	$51	$59
Less: accumulated amortization	(31)	(34)

	$20	$25

Furniture and equipment recorded under capital leases of approximately $59,000 was acquired during 2005. Amortization expense related to assets under capital lease was approximately $12,000 and $13,000, respectively for the years ended December 31, 2008 and 2007. One of the capital leases expired during 2008. The equipment was returned to the lessor and the cost and accumulated amortization related to the asset of $15,000 were removed from the accounting records. As of December 31, 2008, approximately $44,000 of furniture remained subject to lien under a capital lease.

In December 2008, a new piece of equipment was purchased for cash at a cost of approximately $7,000. Depreciation during 2008 was not material.

6.    Other Liabilities

At December 31, 2008 and 2007 other accrued liabilities consisted of the following:

	December 31,
	2008	2007
	(in thousands)
Accrued legal fees	$149	$70
Accrued professional fees	145	258
Other	22	22

	$316	$350

7.    Lease Obligations

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

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

During 2005, the Company acquired office equipment and furniture of approximately $59,000 under leases that have been classified as capital leases. The leases are payable over varying terms ranging from 39 to 60 months at regular monthly payments totaling approximately $1,400. One of the leases expired during 2008. The estimated principal portion of payments within the next year under the remaining lease is classified as short-term, with the remaining balance classified as long-term.

The following table provides a summary of the principal payment obligations under the capital leases and the minimum rental payments under the operating lease as of December 31, 2008.

Year Ending December 31,	Capital Leases	Operating Leases
	(in thousands)
2009	$10	$241
2010	6	241

Total obligation	16	$482

Less current portion	(10)

Long-term portion of obligation	$6

Rent expense amounted to approximately $265,000, $185,000, $171,000 and $1.6 million for the years ended December 31, 2008, 2007 and 2006, and the period from inception (May 13, 1998) to December 31, 2008, respectively.

8.    Related Party Transactions

See discussion below in footnote 9, Preferred Stock and Stockholders’ Equity, Stockholder Notes Receivable, regarding the note receivable from Paperboy Ventures. This note and all accrued interest thereon were repaid on February 6, 2009.

On May 23, 2008 the Board of Directors approved the engagement of Abbrah Publishing LLC (Abbrah), a firm in which the son of James N. Wilson, the Company’s chairman, is a principal, to assist the Company in the preparation and placement of materials to facilitate the recruitment of patients in its Cushing’s Syndrome trial, based on, among other things, the special qualifications of Abbrah and its willingness to accept performance-based compensation of its services. Compensation to Abbrah is based the number of patients actually enrolled in the study based on their materials. An initial payment is due upon patient enrollment, with an additional amount due if the patient completes the study. During the year ended December 31, 2008, the Company recorded expense of $2,000 as compensation to Abbrah. An additional expense of $18,000 is expected to be recorded during 2009 in connection with these services assuming patient completion in the study.

9.    Preferred Stock and Stockholders’ Equity

Preferred Stock

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

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

As of December 31, 2008 and 2007, the Company has no outstanding shares of preferred stock.

Common Stock

The Company’s authorized capital stock includes 140,000,000 shares of common stock at $0.001 par value. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

On March 25, 2008, the Company sold approximately 8.9 million shares of its common stock at a price of $2.77 per share and warrants to purchase approximately 4.5 million shares of its common stock, at a price of $0.125 per warrant in a private placement (the March 2008 Financing), reflecting a total price per unit of $2.84. The warrants have a seven year term and an exercise price of $2.77 per share. One investor financed the purchase of its securities in this transaction with a promissory note to the Company in the amount of $6.0 million. The note receivable bears interest to the Company at a rate of 9.25% per annum as of December 31, 2008, is a full recourse note and is secured by a pledge of the securities purchased being held by the Company as collateral for the note together with additional securities owned by the borrower. As discussed in footnote 14—Subsequent Events, the note was repaid on February 6, 2009, including all accrued interest and costs. The March 2008 Financing generated proceeds of approximately $25 million, net of costs of issuance, after payment was received on the note.

The registration rights agreement covering the approximately 8.9 million shares issued in the March 2008 Financing and the additional approximately 4.5 million shares underlying warrants issued in connection with that offering provides that if the Company fails to file or cause to be declared effective the registration statement or registration statements covering the resale of these shares prior to specified deadlines, or fails to maintain the effectiveness of such registration statements (subject to limited permissible suspension periods), the Company may be required to pay the holders of such shares and warrants liquidated damages at the rate of 1% per month of the purchase price of these shares and warrants, up to a total of 10%. The Company filed the registration statement covering the resale of the shares sold and shares underlying the warrants sold in this transaction with the Securities and Exchange Commission (SEC) on April 11, 2008, within the time period required by the agreement. However, this registration statement was not declared effective by the SEC until November 10, 2008, and accordingly, the Company became obligated to pay the liquidated damages to the investors in this transaction. In accordance with Financial Accounting Standards Board (FASB) Statement No. 5, Accounting for Contingencies, (FAS 5) and FASB Staff Position on Emerging Issues Task Force Issue 00-19-2, Accounting for Registration Payment Arrangements, (FSP EITF 00-19-2), the Company recorded approximately $1.3 million in liquidated damages for the period from July 8, 2008 through November 10, 2008, which expense has been recorded as Other Expense. On November 11, 2008, the Company’s board of directors and the investors in this transaction agreed that the obligation would be settled in shares of the Company’s common stock in lieu of cash. The number of shares payable to each investor in this financing was calculated by dividing the amount of liquidated damages owed to each investor by $1.45, which was equal to the closing market price of the Company’s common stock on the NASDAQ Capital Market on November 11, 2008. On November 11, 2008, the Company issued 883,155 shares of its common stock in settlement of this obligation.

On March 25, 2008, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge), a private investment group. Under the terms of the agreement, Kingsbridge has committed to provide up to $60 million of capital in exchange for newly-issued shares of Corcept’s common stock for a period of up to three years after the SEC declares effective the registration statement filed by Corcept covering the resale of the shares of common stock issuable in connection with the CEFF and the shares of common stock underlying the warrant discussed below. The maximum number of shares

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

that can be sold by Corcept under this agreement is approximately 9.6 million shares. Based on the volume weighted average price on the NASDAQ Capital Market for the Company’s common stock for the period from March 25, 2008, the date of the signing of the Kingsbridge CEFF, through March 15, 2009, the maximum amount of net proceeds available under the CEFF is projected to be approximately $20 million. Under the terms of the agreement, the determination of the exact timing and amount of any CEFF financings will be made solely by Corcept, subject to certain conditions. The actual amount of funds that can be raised under this agreement will be dependent on the number of shares actually sold under the agreement and the market value of Corcept’s stock during the pricing periods of each sale.

During the quarter ended September 30, 2008, the Company sold a total of 404,587 shares of common stock to Kingsbridge under the CEFF at an average price of $1.85 per share, for total proceeds of $750,000.

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

•

In connection with the CEFF, Corcept issued a warrant to Kingsbridge to purchase up to 330,000 shares of common stock at an exercise price of $3.525 per share, which represents 125% of the average of the closing bid prices of Corcept’s common stock during the 5 trading days preceding the signing of the agreement. The warrant became exercisable on September 25, 2008 and will remain exercisable, subject to certain exceptions, until five years after that date. The warrant was valued at approximately $655,000 using the Black-Scholes pricing model using the following assumptions: a contractual term of five and one-half years, risk-free interest rate of 2.71%, volatility of 89%, and the closing price of our stock price on the Nasdaq Capital Market on the date of signing the commitment, March 25, 2008, of $2.84 per share. The warrant value was recorded in Additional Paid In Capital with an offsetting amount recorded as issuance cost in Additional Paid In Capital.

At the time of the signing of the CEFF agreements, the warrant issued to Kingsbridge and the shares of common stock issuable under the CEFF, and the shares issuable upon the exercise of the warrant, were not registered under the Securities Act, or state securities laws, and may not be offered or sold in the United States

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

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

Shares of common stock reserved for future issuance as of December 31, 2008 are as follows:

(in thousands)
Common stock:
Exercise of outstanding options	5,132
Exercise of warrants	4,792
Shares available for grant under stock option plans	434

10,358

In December 2008, the Board of Directors authorized an increase of 995,264 shares in the shares available under the 2004 Plan to be effective on January 1, 2009, which amount is based on 2% of the shares of the Company’s common stock outstanding as of December 31, 2008, pursuant to the terms of the 2004 Plan.

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

The 2004 Plan provides that the share reserve will be cumulatively increased on January 1 of each year, beginning January 1, 2005 and for nine years thereafter, by a number of shares that is equal to the least of (a) 2% of the number of the Company’s shares issued and outstanding at the preceding December 31, (b) 1,000,000 shares and (c) a number of shares set by the Board of Directors. Through December 2007, the board approved increases in the shares available for grant under the 2004 Plan totaling 2,213,554 shares. In addition, in December 2008, the board authorized an additional increase of 995,264 shares in the shares available under the 2004 Plan to be effective on January 1, 2009, based on 2% of the shares outstanding as of December 31, 2008.

Option activity during 2006, 2007 and 2008

The following table summarizes all stock plan activity:

	Stock Options
	Shares Available	Options Outstanding	Weighted- Average Exercise Price
	(in thousands, except per share data)
Balance at December 31, 2005	2,770	1,335	$6.41
Increase in shares authorized under 2004 Plan	454	—	—
Shares granted	(637)	637	$4.33
Shares exercised	—	(26)	$0.73
Shares issued for services	(2)	—	$4.93
Shares cancelled and forfeited under 2004 Plan	95	(95)	$4.74
Shares cancelled and forfeited under 2000 Plan	—	(41)	$8.23

Balance at December 31, 2006	2,680	1,810	$5.80

Increase in shares authorized under 2004 Plan	514	—	—
Shares granted	(2,502)	2,502	$1.61
Shares exercised	—	(26)	$0.79
Shares cancelled and forfeited under 2004 Plan	195	(195)	$5.40
Shares cancelled and forfeited under 2000 Plan	—	(200)	$7.00

Balance at December 31, 2007	887	3,891	$3.10

Increase in shares authorized under 2004 Plan	791	—	—
Shares granted	(1,273)	1,273	$1.48
Shares exercised	—	(2)	$1.50
Shares issued for services	(1)	—	$2.73
Shares cancelled and forfeited under 2004 Plan	30	(30)	$2.70

Balance at December 31, 2008	434	5,132	$2.70

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 were approximately $359,000, and $360,000, respectively. There was no intrinsic value related to the option exercised during the year ended December 31, 2008.

The following table presents the total fair value of options to employees that vested during the years ended December 31, 2008, 2007 and 2006. All amounts are in thousands.

	Year ended December 31,
	2008	2007	2006
Pre-IPO options, using minimum value method	$197	$342	$1,270
Options granted after IPO through 2005, using fair value under SFAS 123	475	487	829
Options granted after January 1, 2006, using fair values under SFAS 123R	1,330	1,052	121

Total	$2,002	$1,881	$2,220

As of December 31, 2008, the Company had the following amounts of unrecognized compensation expense for employee options outstanding as of that date.

	Amount	Weighted- average period
	(in thousands)	(in years)
Options granted after IPO through 2005, using fair value under SFAS 123	41	0.9
Options granted after January 1, 2006, using fair value under SFAS 123R	3,439	2.9

Total	$3,480

The following is a summary of options outstanding and options exercisable at December 31, 2008. All options outstanding at December 31, 2008 are either exercisable or expected to become exercisable.

	Options Outstanding				Options Exercisable
	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)		(in thousands)
$ 0.10 - $ 0.75	41	2.0	$0.26	$159	41	$0.26	$159
$ 1.02 - $ 2.98	3,742	8.8	$1.56	—	1,118	$1.67	—
$ 4.00 - $ 7.73	1,213	6.3	$5.26	752	920	$5.48	752
$ 10.06 -$ 15.00	136	5.4	$12.07	—	126	$12.11	—

	5,132	8.1	$2.70	$911	2,205	$3.83	$911

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

Stock-Based Compensation

As discussed in Note 1, the Company applied APB 25 and related interpretations in accounting for the 2000 Plan and the 2004 Plan for the period from inception (May 13, 1998) to December 31, 2005. During that period, the Company recorded $10.3 million in deferred compensation for employee stock options to purchase common stock granted at exercise prices deemed to be below the fair value of common stock. The Company has amortized the deferred stock-based compensation of employee options to compensation expense based on the graded-vesting method over the vesting periods of the applicable stock options, generally five years. The graded-vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method. As of September 30, 2008, the deferred compensation related to these options has been fully amortized.

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

Compensation expense of approximately $1.6 million, $1.0 million, $1.4 million, and $11.8 million was recognized for employee options during the years ended December 31, 2008, 2007 and 2006 and for the period from inception (May 13, 1998) to December 31, 2008, respectively, net of recoveries.

During the years ended December 31, 2007 and 2006, the Company recorded recoveries of previously reported stock-based compensation expense of approximately $420,000 and $83,000, respectively, upon the termination of employees or conversions to consultant. These amounts represent the difference between the expense recorded under the graded-vesting method and the expense that would have been recorded based upon the rights to options that vested during the service of these individuals as employees. The recoveries recorded during 2007 included approximately $395,000 related to an officer and $25,000 related to a development employee. The recoveries during 2006 were split approximately evenly between employees in development and administrative functions. There were no similar reversals during 2008.

In addition, the Company reversed approximately $120,000 during the year ended December 31, 2007, from deferred compensation related to outstanding options forfeited by an employee who terminated during the year, as the rights to the underlying shares had not fully vested by the date of conversion or termination of service as employees. There was no similar reversal in 2008 or 2006.

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

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

Stock Options to Consultants

As of December 31, 2008, options held by consultants to purchase approximately 14,000 shares were unvested.

The Company recorded charges in the statement of operations for stock options granted to consultants using the straight-line vesting method of approximately $30,000, $50,000, $83,000 and $970,000 for the years ended December 31, 2008, 2007, 2006 and the period from inception (May 13, 1998) to December 31, 2008, respectively. The straight-line method is commensurate with the services being provided by such consultants.

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

As discussed above under “Common Stock”, one of the investors in the March 2008 Financing financed the purchase of its securities in this transaction with a promissory note to the Company in the amount of $6.0 million. The note receivable, as amended, was payable on or before January 30, 2009, bore interest to the Company at a rate of 9.25% per annum as of December 31, 2008, and was a full recourse note and is secured by a pledge of the securities purchased being held by the Company as collateral for the note together with additional securities owned by the borrower.

As of December 31, 2008, the amounts outstanding under these notes included principal in the amount of approximately $6.1 million and interest in the amount of approximately $450,000. As discussed in footnote 14—Subsequent Events—the note for $6.0 million from the investor in connection with the March 2008 Financing was collected in full on February 6, 2009, together with all accrued interests and costs associated with the note.

Warrants

On March 25, 2008, the Company sold warrants to purchase approximately 4.5 million shares of its common stock in the March 2008 Financing. On March 25, 2008, the Company also entered into a CEFF with Kingsbridge. In connection with the CEFF, Corcept issued a warrant to Kingsbridge to purchase up to 330,000 shares of common stock. See discussion above under the caption Common Stock.

Outstanding warrants at December 31, 2008 were as follows:

	Number of shares	Exercise Price	Expiration Date
March 2008 Financing	4,461,599	$0.125	3/25/15
Kingsbridge CEFF	330,000	$3.525	9/25/13

10.    Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period less outstanding shares subject to repurchase. Outstanding shares subject to repurchase are not included in the computation of basic net loss per share until the Company’s time-based repurchase rights have lapsed.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

Basic and diluted net loss per share has been computed as follows:

	Year ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)
Net loss (numerator)	$(20,061)	$(11,573)	$(24,873)

Shares used in computing historical basic and diluted net loss per share (denominator)
Weighted-average common shares outstanding	46,721	34,251	22,863
Less weighted-average shares subject to repurchase	—	—	(22)

Denominator for basic and diluted net loss per share	46,721	34,251	22,841

Basic and diluted net loss per share	$(0.43)	$(0.34)	$(1.09)

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

	December 31,
	2008	2007	2006
	(in thousands)
Stock options outstanding	5,132	3,891	1,810
Warrants outstanding	4,792	—	—

Total	9,924	3,891	1,810

11.    Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2008	2007
	(in thousands)
Deferred tax assets:
Federal and state net operating losses	$24,406	$19,255
Capitalized research and patent costs	22,158	20,026
Stock-based compensation costs	1,319	893
Research credits	1,626	1,107

Total deferred tax assets	49,509	41,281
Valuation allowance	(49,509)	(41,281)

Net deferred tax assets	$—	$—

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $8.2 million, $4.0 million and $9.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, the Company had net operating loss carryforwards for federal income tax purposes of approximately $61.3 million, which expire in the years 2019 through 2028. The Company also has California net operating loss carryforwards of approximately $61.2 million, which expire in the years 2009 through 2028. The Company also has federal and California research and development tax credits of approximately $1.0 million and $900,000, respectively. The federal research credits will expire in the years 2019 through 2028 and the California research credits have no expiration date.

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

A reconciliation from the statutory federal income tax rate to the effective rate is as follows:

	Year ended December 31,
	2008	2007	2006
	(in thousands)
U.S. federal taxes (benefit) at statutory rate	$(6,821)	$(3,935)	$(8,457)
State tax	—	—	—
Unutilized, net operating loss	6,597	3,814	8,211
Non-deductible stock based compensation	168	112	241
Other	56	9	5

Total	$—	$—	$—

12.    Commitments

During 2004 through 2008 the Company executed a number of agreements to conduct clinical trials and pre-clinical studies for further development of its lead product, CORLUX, targeted for the treatment of psychotic depression and Cushing’s Syndrome, as well as other product indications. See the discussion in footnote 2—Significant Agreements—Research Agreements and Development Agreements for further discussion regarding these agreements.

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

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

13.    Quarterly Financial Data (Unaudited)

The following table is in thousands, except per share amounts:

Quarter Ended	March 31	June 30	September 30	December 31
2008(1)
Net loss	$(3,930)	$(4,396)	$(5,565)	$(6,170)
Basic and diluted net loss per share	$(0.10)	$(0.09)	$(0.11)	$(0.13)

2007(2)
Net loss	$(2,535)	$(1,417)	$(3,427)	$(4,194)
Basic and diluted net loss per share	$(0.10)	$(0.04)	$(0.09)	$(0.11)

2006(3)
Net loss	$(6,730)	$(7,864)	$(6,403)	$(3,876)
Basic and diluted net loss per share	$(0.30)	$(0.35)	$(0.28)	$(0.16)

(1)	During 2008 the Company issued shares of common stock in a series of equity transactions:
a.	—approximately 8.9 million shares on March 25, 2008 in a private equity transaction,
b.	—approximately 404,600 shares in July / August 2008 under the Committed Equity Financing Facility,
c.	—approximately 883,200 shares in November 2008 in settlement of liquidated damages.
(2)	During 2007 the Company sold shares of common stock in a series of private equity transactions:
a.	—approximately 9.0 million shares on March 30, 2007
b.	—approximately 3.6 million shares on August 17, 2007; and
c.	—approximately 1.2 million shares on September 24, 2007.
(3)	In December 2006, in connection with a private equity transaction the Company sold 3.0 million shares of common stock.

14.    Subsequent Events

On January 15, 2009, the Company signed an agreement for the performance of the manufacturing of materials, which costs are expected to be incurred during 2009 and additional pre-clinical work in regard to our selective GR-II antagonist, CORT 108297, for a commitment of approximately $835,000, which is expected to be expended during 2009.

On February 6, 2009, the note receivable of $6.0 million from the March 2008 Financing was collected in full including all accrued interest to that date and expenses associated with the note. Upon receipt of the funds, the Company released its interest in the collateral that had been held as security for the note.

Exhibit Index

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1/A (File No. 333-112676) filed on March 19, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) filed on February 10, 2004).

4.2	Amended and Restated Information and Registration Rights Agreement by and among Corcept Therapeutics Incorporated and certain holders of preferred stock, dated as of May 8, 2001 (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) filed on February 10, 2004).

4.3	Amendment No. 1 to Amended and Restated Information and Registration Rights Agreement by and among Corcept Therapeutics Incorporated and certain holders of preferred stock, dated as of March 16, 2004 (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-1/A (File No. 333-112676) filed on March 19, 2004).

10.1*	2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) filed on February 10, 2004).

10.2*	Promissory Note and Pledge Agreement by and between Corcept Therapeutics Incorporated and Robert L. Roe, M.D., dated as of October 22, 2001 (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) filed on February 10, 2004).

10.3#	License Agreement by and between The Board of Trustees of the Leland Stanford Junior University and Corcept Therapeutics Incorporated, dated as of July 1, 1999 (incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) filed on February 10, 2004).

10.4	Master Clinical Development Agreement by and between Corcept Therapeutics Incorporated and Scirex Corporation, dated as of July 12, 2001 (incorporated by reference to Exhibit 10.8 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) filed on February 10, 2004).

10.5#	Memorandum of Understanding, Supply and Services Agreement, by and between Corcept Therapeutics Incorporated and ScinoPharm Taiwan, dated as of June 12, 2000 (incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-1/A (File No. 333-112676) filed on March 19, 2004).

10.6*	2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the registrant’s Registration Statement on Form S-1/A (File No. 333-112676) filed on April 9, 2004).

10.7	Master Services Agreement by and between Corcept Therapeutics Incorporated and PPD Development, LP, dated as of January 17, 2003 (incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1/A (File No. 333-112676) filed on March 19, 2004).

10.8	Master Services Agreement by and between Corcept Therapeutics Incorporated and i3 Research, a division of Ingenix Pharmaceuticals Services (UK) Limited, dated as of October 28, 2004 (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K filed on March 29, 2005).

10.9##	Manufacturing Agreement with Produits Chimgues Auxiliaries et de Synthese SA, dated November 8, 2006 (incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K filed on April 2, 2007).

Exhibit Number	Description of Document

10.10	Common Stock Purchase Agreement by and among Corcept Therapeutics Incorporated and each of the Purchasers listed on Exhibit A thereto, dated November 14, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 16, 2006).

10.11	Common Stock Purchase Agreement by and among Corcept Therapeutics Incorporated and each of those persons and entities listed on the Schedule of Purchasers thereto, dated as of March 30, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 3, 2007).

10.12*	Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Joseph K. Belanoff, M. D., dated July 24, 2007 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2007).

10.13*	Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Robert L. Roe, M. D., dated July 24, 2007 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2007).

10.14*	Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Anne M. LeDoux, dated July 24, 2007 (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2007).

10.15*	Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and James N. Wilson, dated July 24, 2007 (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2007).

10.16	Common Stock Purchase Agreement by and among Corcept Therapeutics Incorporated and each of those persons and entities listed on the Schedule of Purchasers thereto, dated as of August 16, 2007 (incorporated by reference to Exhibit 10.1 to the registrants Current Report on Form 8-K filed on August 21, 2007).

10.17*	Form of Indemnification Agreement for directors and officers approved by the Board of Directors on September 24, 2007 (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007).

10.18	Securities Purchase Agreement by and among Corcept Therapeutics Incorporated and the purchasers named therein, dated March 14, 2008 (incorporated by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K filed on March 31, 2008).

10.19	Registration Rights Agreement by and among Corcept Therapeutics Incorporated and the investors signatory thereto, dated March 14, 2008 (incorporated by reference to Exhibit 10.25 to the registrant’s Annual Report on Form 10-K filed on March 31, 2008).

10.20	Form of Warrant issued in connection with the Securities Purchase Agreement by and among Corcept Therapeutics Incorporated and the purchasers named therein, dated March 14, 2008 (incorporated by reference to Exhibit 4.4 to the registrant’s Annual Report on Form 10-K filed on March 31, 2008).

10.21	Common Stock Purchase Agreement by and between Kingsbridge Capital Limited and Corcept Therapeutics Incorporated dated as of March 25, 2008 (incorporated by reference to Exhibit 10.26 to the registrant’s Annual Report on Form 10-K filed on March 31, 2008).

10.22	Warrant, dated March 25, 2008 issued to Kingsbridge Capital Limited (incorporated by reference to Exhibit 4.5 to the registrant’s Annual Report on Form 10-K filed on March 31, 2008).

10.23	Registration Rights Agreement by and between Corcept Therapeutics Incorporated and Kingsbridge Capital Limited, dated as of March 25, 2008 (incorporated by reference to Exhibit 10.27 to the registrant’s Annual Report on Form 10-K filed on March 31, 2008).

Exhibit Number	Description of Document

10.24#	Master Service Agreement by and among Corcept Therapeutics Incorporated and ICON Clinical Research, L.P., signed on June 4, 2008 (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2008).

10.25*	Amended and Restated Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Joseph K. Belanoff, M. D., dated September 19, 2008.

10.26*	Amended and Restated Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Robert L. Roe, M. D., dated September 19, 2008.

10.27*	Amended and Restated Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Anne M. LeDoux, dated September 19, 2008.

10.28*	Amended and Restated Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and James N. Wilson, dated September 19, 2008.

10.29*	Employment offer letter to Caroline M. Loewy, dated October 21, 2008.

10.30	Amendment to Registration Rights Agreement by and among Corcept Therapeutics Incorporated and the investors signatory thereto, dated November 11, 2008.

10.31*	Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Caroline M. Loewy, dated November 28, 2008.

14.1	Code of Ethics (incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-1/A (File No. 333-112676) filed on March 19, 2004).

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (See signature page)

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Caroline M. Loewy

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Caroline M. Loewy

#	Confidential treatment granted
##	Confidential treatment requested
*	Management contract or compensatory plan or arrangement