Form 10-Q
period 2009-03-31
CORCEPT THERAPEUTICS INC
filed 2009-05-13
CIK 1088856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one.)

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not complete if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On May 7, 2009 there were 49,763,206 shares of common stock outstanding at a par value $.001 per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended and should be read in conjunction with the “Risk Factors” section of this Form 10-Q. All statements contained in this Form 10-Q other than statements of historical fact are forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “should,” “seeks” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements may include, but are not limited to, statements about:

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

Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see Part II, Item 1A, “Risk Factors” and the “Overview” and “Liquidity and Capital Resources” sections of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-Q. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward looking statements. Accordingly, you should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$19,194	$14,716
Short-term investments	1,450	3,593
Prepaid expenses and other current assets	328	1,270

Total current assets	20,972	19,579
Property and equipment, net of accumulated depreciation	17	20
Other assets	180	176

Total assets	$21,169	$19,775

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,571	$1,304
Accrued clinical expenses	1,325	989
Accrued compensation	233	243
Obligations under capital lease, short-term	10	10
Other accrued liabilities	144	316

Total current liabilities	3,283	2,862
Obligations under capital lease, long-term	4	6
Commitments
Stockholders’ equity:
Preferred stock	—	—
Common stock	50	50
Additional paid-in capital	153,455	153,031
Notes receivable from stockholders	(101)	(6,101)
Deficit accumulated during the development stage	(135,522)	(130,072)
Accumulated other comprehensive income	—	(1)

Total stockholders’ equity	17,882	16,907

Total liabilities and stockholders’ equity	$21,169	$19,775

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

			Period from inception (May 13, 1998) to March 31, 2009
	Three Months Ended March 31,
	2009	2008
Collaboration revenue	$24	$—	$1,009

Operating expenses:
Research and development*	4,184	2,850	103,993
General and administrative*	1,374	1,233	36,259

Total operating expenses	5,558	4,083	140,252

Loss from operations	(5,534)	(4,083)	(139,243)

Interest and other income, net	86	157	5,311
Other expense	(2)	(4)	(1,590)

Net loss	$(5,450)	$(3,930)	$(135,522)

Basic and diluted net loss per share	$(0.11)	$(0.10)

Weighted average shares outstanding used in computing basic and diluted net loss per share	49,763	40,235

* Includes non-cash stock-based compensation consisting of the following:
Research and development	$64	$64	$5,077
General and administrative	360	350	8,369

Total non-cash stock-based compensation	$424	$414	$13,446

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

			Period from inception (May 13, 1998) to March 31, 2009
	Three Months Ended
	March 31,
	2009	2008
Operating activities
Net loss	$(5,450)	$(3,930)	$(135,522)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization of property and equipment	3	3	103
Expense related to stock options, net of reversals	424	414	13,088
Expense related to stock issued for services or in conjunction with license agreement	—	—	79
Expense related to stock issued below fair value	—	—	522
Interest accrued on convertible promissory note	—	—	104
Settlement of liquidated damages in stock	—	—	1,281
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	942	(271)	(328)
Other assets	(4)	—	(180)
Accounts payable	267	(237)	1,571
Accrued clinical	336	5	1,325
Other liabilities	(182)	(452)	377

Net cash used in operating activities	(3,664)	(4,468)	(117,580)

Investing activities
Purchases of property and equipment	—	—	(61)
Purchases of short-term and long-term investments	—	—	(118,326)
Maturities of short-term investments	2,144	5,930	116,876

Net cash provided by (used in) investing activities	2,144	5,930	(1,511)

Financing activities
Proceeds from issuance of common stock and warrants, including collection of notes receivable, net of issuance costs	6,000	18,899	96,409
Proceeds from issuance of convertible preferred stock, net of cash paid for issuance costs	—	—	40,378
Proceeds from issuance of convertible notes	—	—	1,543
Principal payments of obligations under capital leases	(2)	(3)	(45)

Net cash provided by financing activities	5,998	18,896	138,285

Net increase in cash and cash equivalents	4,478	20,358	19,194
Cash and cash equivalents, at beginning of period	14,716	11,433	—

Cash and cash equivalents, at end of period	$19,194	$31,791	$19,194

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

The accompanying unaudited balance sheet as of March 31, 2009, statements of operations for the three-month periods ended March 31, 2009 and 2008, and statements of cash flows for the three-month periods ended March 31, 2009 and 2008 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2008 has been derived from audited financial statements at that date.

Management Plans

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue for at least the next several years. The Company plans to continue to finance its operations through the sale of its equity and/or the issuance of debt or by engaging in strategic relationships with potential partners. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s ability to continue its operations through the complete development and commercialization of its products is dependent upon the successful execution of its financing and/or any partnership strategies. The Company’s most advanced programs are the two Phase 3 trials of CORLUX in Cushing’s Syndrome and in psychotic depression.

As reflected in the accompanying financial statements as of March 31, 2009, the Company had cash, cash equivalents and investments balances of $20.6 million, working capital of $17.7 million and an accumulated deficit of $135.5 million. Management believes that the Company has sufficient funds to maintain its operations through the early part of 2010, including the planned completion of enrollment of its Phase 3 Cushing’s Syndrome trial, the continuation of enrollment in its Phase 3 psychotic depression trial, and the filing of an IND for CORT 108297, one of its proprietary, selective GR-II antagonists.

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

Fair Value Measurements

On January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157, Fair Value Measurements (SFAS 157). This statement does not require any new fair value measurements but clarifies the fair value definition, establishes a fair value hierarchy that prioritizes the information used to develop assumptions for measuring fair value and expands disclosures about fair value measurements. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 input), then to quoted prices (in non-active markets or in active markets for similar assets or liabilities), inputs other than quoted prices that are observable for the asset or liability, and inputs that are not directly observable, but that are corroborated by observable market data for the asset or liability (Level 2 input), then the lowest priority to unobservable inputs, for example, the Company’s own data about the assumptions that market participants would use in pricing an asset or liability (Level 3 input). It emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and a fair value measurement should therefore be based on the assumptions that market participants would use in pricing the asset or liability.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis at least annually, which are deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Effective January 1, 2009, the Company determined that there were no nonfinancial assets or nonfinancial liabilities that required measurement at fair value.

In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (FSP FAS 157-3), which clarifies the application of FAS 157 in a market that is not active and provides guidance and examples to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

Revenue Recognition

Collaboration revenue relates to services rendered in connection with agreements signed with Eli Lilly and Company, or Lilly, in which Lilly has agreed to support certain of the Company’s pre-clinical and clinical proof-of-concept studies evaluating the ability of the Company’s product candidates to mitigate or prevent weight gain associated with the use of Zyprexa, an atypical antipsychotic medication. The active ingredient in Zyprexa is olanzapine. Under the agreements, Lilly agreed to supply the Zyprexa and olanzapine and pay for the studies. The Company is required to perform development activities as specified in these agreements and is reimbursed based on the costs associated with the conduct of the trial and the preparation and packaging of clinical trial materials. Revenue is recognized as services are rendered in accordance with the agreement.

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

2.	Fair Value

As of March 31, 2009, the Company’s financial assets were invested in money market funds, which can be converted to cash at par on demand, and in commercial paper and corporate debt securities with maturities of less than one month. In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and short-term investments) measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Level 1	Level 2
Money market funds	$18,813	$—
Commercial paper	—	750
Corporate debt securities	—	700

Total	$18,813	$1,450

All cash equivalents and short-term investments held as of March 31, 2009 were in active markets and there are no Level 3 financial assets or liabilities.

3.	Other Accrued Liabilities

Other Accrued Liabilities includes the following (in thousands):

	March 31, 2009	December 31, 2008
Professional fees	$78	$145
Legal fees	40	149
Other	26	22

Total	$144	$316

4.	Commitments

On January 15, 2009, the Company signed an agreement for the manufacture of materials and pre-clinical testing in regard to our selective GR-II antagonist, CORT 108297, for a commitment of approximately $835,000, which is expected to be expended during 2009.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

5.	Capital Stock and Stock Note Receivable

On February 6, 2009, the Company collected the note receivable of $6.0 million that had been issued in connection with the private equity financing in March 2008. The note was collected in full, including all accrued interest to that date and expenses associated with the note. Upon receipt of the funds, the Company released its interest in the collateral that had been held as security for the note.

6.	Stock Option Plans

Effective January 1, 2009, the Board of Directors authorized an increase of 995,264 shares in the shares available under the 2004 Equity Incentive Plan (the “2004 Plan”), which amount was based on 2% of the shares of the Company’s common stock outstanding as of December 31, 2008 pursuant to the terms of the 2004 Plan. In addition, on March 26, 2009, the Board approved an amendment to the 2004 Plan, which is subject to stockholder approval to 1) add 1,000,000 to the shares available and 2) to allow increases to the number of available shares on January 1, 2010 and each January 1 thereafter for 4 more years, by the least of (a) 4% of the number of common shares issued and outstanding on the immediately preceding December 31, (b) 4,000,000 shares and (c) a number of shares set by the Board. The Company intends to seek stockholder approval of this amendment at the 2009 Annual Meeting of stockholders, which is planned to occur in June 2009.

7.	Comprehensive Loss

Comprehensive loss is comprised of net loss and the change in unrealized gains and losses on available-for-sale securities. The following table presents the components of comprehensive loss for the periods presented. All figures are in thousands.

	Three Months Ended March 31,
	2009	2008
Net loss as reported	$(5,450)	$(3,930)
Change in unrealized gain	1	(3)

Comprehensive net loss	$(5,449)	$(3,933)

8.	Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during each period. The computation of net loss per share for each period, including the number of weighted-average shares outstanding, is shown on the face of the statements of operations.

The following table presents information on securities outstanding as of the end of each period that could potentially dilute the per share data in the future. All figures are in thousands.

	March 31,
	2009	2008
Warrants outstanding	4,792	4,792
Stock options outstanding	6,832	3,976

Total	11,624	8,768

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a pharmaceutical company engaged in the development of medications for the treatment of severe psychiatric and metabolic diseases. Since our inception in May 1998, we have been developing our lead product, CORLUX, a potent glucocorticoid receptor II, or GR-II, antagonist.

Cushing’s Syndrome

Cushing’s Syndrome is a disorder caused by prolonged exposure of the body’s tissues to high levels of the hormone cortisol. Sometimes called “hypercortisolism,” it is relatively rare and most commonly affects adults aged 20 to 50. An estimated 10 to 15 of every one million people are newly diagnosed each year.

The Investigational New Drug application (IND) for the evaluation of CORLUX for the treatment of Cushing’s Syndrome was opened in September 2007. The United States Food and Drug Administration, or FDA, has indicated that our single 50-patient open-label study may provide a reasonable basis for the submission of a New Drug Application (NDA) for this indication. This trial was opened for enrollment in December 2007. We are targeting completion of enrollment by the end of 2009, and expect to have accumulated a full data set on all 50 patients by mid-2010.

In July 2007, we received Orphan Drug Designation from the FDA for CORLUX for the treatment of endogenous Cushing’s Syndrome. Orphan Drug Designation is a special status granted by the FDA to encourage the development of treatments for diseases or conditions that affect fewer than 200,000 patients in the United States. Drugs that receive Orphan Drug Designation obtain seven years of marketing exclusivity from the date of drug approval, as well as tax credits for clinical trial costs, marketing application filing fee waivers and assistance from the FDA in the drug development process.

Psychotic Depression

We are developing CORLUX for the treatment of the psychotic features of psychotic major depression under an exclusive patent license from Stanford University. Psychotic major depression, or PMD, will hereinafter be referred to as psychotic depression. The FDA, has granted “fast track” status to evaluate the safety and efficacy of CORLUX for the treatment of the psychotic features of psychotic depression.

In March of 2008, we commenced enrollment in Study 14, our ongoing Phase 3 trial in psychotic depression. The protocol for this trial incorporates what we have learned from our three previously completed Phase 3 trials to address the established relationship between increased drug plasma levels and clinical response and attempts to decrease the random variability observed in the results of the psychometric instruments used to measure efficacy. In one of the previously completed Phase 3 trials, Study 06, Corcept prospectively tested and confirmed that patients whose plasma levels rose above a predetermined threshold statistically separated from both those patients whose plasma levels were below the threshold and those patients who received placebo; this threshold was established from data produced in earlier studies. As expected, patients who took 1200 mg of CORLUX developed higher drug plasma levels than patients who received lower doses. Further, there was no discernable difference in the incidence of adverse events between placebo and any of the three CORLUX dose groups in Study 06. Based on this information, we are using a CORLUX dose of 1200 mg once per day for seven days in Study 14. In addition, we also are utilizing a third party centralized rating service to independently evaluate the patients for entry into the study as well as for response. We believe the centralization of this process will improve the consistency of rating across clinical trial sites and reduce the background noise that was illustrated in earlier studies and is endemic to many psychopharmacologic studies. We believe that this change in dose, as well as the other modifications to the protocol, should allow us to demonstrate the efficacy of CORLUX in the treatment of the psychotic symptoms of psychotic depression. In March 2009, we announced that, due to our current financial constraints, we have scaled back our planned rate of spending on this trial and extended the timeline for its completion.

Management of Weight Gain Induced by Antipsychotics

In 2005, we published the results of studies in rats that demonstrated that CORLUX both reduced the weight gain associated with the ongoing use of olanzapine and mitigated the weight gain associated with the initiation of treatment with olanzapine (the active ingredient in Zyprexa). This study was paid for by Eli Lilly and Company, or Lilly.

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

During the fourth quarter of 2008 and the first quarter of 2009, we began the manufacturing and pre-clinical development of CORT 108297 as preparatory steps to the filing of an Investigational New Drug application (IND) with the FDA. We expect to file the IND for CORT 108297 by the end of 2009.

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

We are in the development stage and have incurred significant losses since our inception. We have not generated any revenue through March 2009 other than the revenue under the agreements with Lilly, and do not expect to generate significant revenue for the foreseeable future. As of March 31, 2009, we had an accumulated deficit of $135.5 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for CORLUX, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing process development and regulatory activities, as well as general and administrative expenses. We expect to continue to incur net losses over at least the next several years as we continue our CORLUX clinical development program, apply for regulatory approvals, initiate development of newly identified GR-II antagonists for various indications, continue our discovery research program, acquire and develop treatments in other therapeutic areas, establish sales and marketing capabilities and expand our operations.

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

During the three-month period ended March 31, 2009, we recognized approximately $24,000 of revenue, under these agreements. No revenue was recognized under the agreements during the three-month period ended March 31, 2008. There will be no significant revenue under the agreements in the future as the majority of the activities were completed by March 31, 2009.

Research and development expenses — Research and development expenses include the personnel costs related to our development activities, including facilities costs and non-cash stock-based compensation, as well as the costs of discovery research, pre-clinical studies, clinical trial preparations, enrollment and monitoring expenses, regulatory costs, the costs of manufacturing development and the costs of manufacture and/or acquisition of clinical trial materials.

Research and development expenses increased 47% to $4.2 million for the three-month period ended March 31, 2009, from $2.9 million for comparable period in 2008. The increase in expenses reflects clinical trial cost increases of approximately $1.2 million related to the clinical trials that commenced enrollment during 2008 in Cushing’s Syndrome, psychotic depression and the mitigation of weight gain caused by Risperdal. During the first quarter of 2009, there were also increases of approximately $235,000 in research and preclinical work with our selective new GR-II antagonists, including CORT 108297, and approximately $24,000 of costs associated with the rat studies using this compound in combination with olanzapine, which are being conducted in connection with the agreement with Lilly discussed above. During the first quarter of 2009, as compared to 2008, there were also increases in staffing costs of approximately $120,000 and consulting expenses of approximately $80,000 to provide the resources necessary to support the increasing trial activities. In addition, during the first quarter of 2009, there was a decrease in manufacturing expenses of approximately $350,000 due to the acquisition and manufacture during 2008 of the initial supply of materials for the clinical trials and completion of manufacturing process development activities.

Below is a summary of our research and development expenses by major program. All figures are in thousands.

	Three Months Ended March 31,
Program	2009	2008
Psychotic Depression	$1,893	$1,257
Cushing’s Syndrome	637	296
Weight Gain Mitigation	552	267
Other research on selective GR-II antagonists	868	639
Unallocated manufacturing, regulatory, pre-clinical activities	170	327
Stock-based compensation	64	64

Total research and development expense	$4,184	$2,850

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

General and administrative expenses — General and administrative expenses consist primarily of the costs of administrative personnel and related facility costs along with legal, accounting and other professional fees.

General and administrative expenses increased 11% to $1.4 million for the three-month period ended March 31, 2009 from $1.2 million for the comparable period in 2008. The increase in costs between years was related to increases in staffing and consultancy costs due primarily to the recruitment of a new chief financial officer, who commenced work with us in November 2008.

The amount of general and administrative expenses in 2009 and future years will be largely dependent on our assessment of the staff necessary to support our continued clinical development activities and the availability of additional funds. See also, “Liquidity and Capital Resources”.

Interest and other income, net — Interest and other income, net of investment management fees, was approximately $85,000 for the year three-month period ended March 31, 2009 as compared to $155,000 for the same period in 2008. This decrease was attributable to lower yields on the investment portfolio.

Other expense — Other expense was approximately $2,000 for the three-month period ended March 31, 2009, as compared to $4,000 for the same period in 2008 and is comprised of interest expense on capitalized leases and state tax on capital which is based on our projected capital and asset positions as of each year-end.

Liquidity and Capital Resources

We have incurred operating losses since inception, and at March 31, 2009, we had a deficit accumulated during the development stage of $135.5 million. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities to fund our operations.

On February 6, 2009, we collected the note receivable of $6.0 million that had been issued in March 2008 in connection with a private placement of common stock. The note was collected in full, including all accrued interest to that date and expenses associated with the note. Upon receipt of the funds, we released our interest in the collateral that had been held as security for the note.

At March 31, 2009, we had cash, cash equivalents and investments balances of $20.6 million, compared to $18.3 million at December 31, 2008. Net cash used in operating activities for the three-month period ended March 31, 2009, was approximately $3.7 million as compared to $4.5 million in the same period of 2008. The use of cash in each period was primarily a result of our research and development activities and amounts incurred to support our administrative infrastructure. We expect cash used in operating activities may increase during 2009 and later years due to the continuation and expansion of our development programs for Cushing’s Syndrome, psychotic depression and our selective GR-II antagonists, research activities, commercialization activities and general and administrative expenses.

We believe that we will have sufficient capital resources to maintain our operations through the early part of 2010, including the planned completion of enrollment of our Phase 3 Cushing’s Syndrome trial, the continuation of enrollment in our Phase 3 psychotic depression trial, and the filing of an IND for CORT 108297, one of its proprietary, selective GR-II antagonists.

We will have to perform additional clinical trials prior to submission of NDAs for CORLUX for the treatment of Cushing’s Syndrome or the psychotic features of psychotic depression. We will need to raise additional funds to complete the development of CORLUX for the treatment of Cushing’s Syndrome and psychotic depression. In addition, we will need to raise additional funds to prepare for the commercialization of CORLUX for either of these indications, to develop a product for weight gain management associated with the use of antipsychotic medications and to continue and expand the development of our proprietary selective GR-II antagonists.

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

On March 25, 2008, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge), a private investment group. Under the terms of the agreement, Kingsbridge has committed to provide up to $60 million of capital in exchange for newly-issued shares of our common stock for a period of up to three years after the Securities and Exchange Commission declares effective the registration statement filed by us covering the resale of the shares of common stock issuable in connection with the CEFF and the shares of common stock underlying the warrant discussed below. The maximum number of shares that can be sold by us under this agreement is approximately 9.6 million shares. Under the terms of the agreement, the determination of the exact timing and amount of any CEFF financings will be made solely by us, subject to certain conditions. The agreement currently requires a minimum stock price of $1.50 per share to allow us to issue shares to Kingsbridge under the CEFF. Our share price is unpredictable and if it does not increase above $1.50 per share we may not be able to access funds from Kingsbridge under the CEFF unless we are able to lower the minimum share price requirement. Based on the volume weighted average price on the NASDAQ Capital Market for our common stock for the period from March 25, 2008, the date of the signing of the Kingsbridge CEFF, through April 30, 2009, the maximum amount of net proceeds that could be raised under the CEFF is approximately $18 million. Over the 60 trading day period ended April 30, 2009, the price for our common stock on the NASDAQ Capital Market has ranged from $0.75 to $1.29. The actual amount of funds that can be raised under this agreement will be dependent on the number of shares actually sold under the agreement and the market value of our stock during the pricing periods of each sale.

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

Global market and economic conditions which began in the latter part of 2008 have been challenging, with tighter credit conditions and recession in most major economies, and have continued into 2009. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for western and emerging economies. In the second half of 2008, added concerns fueled by the U.S. government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government financial assistance to American International Group Inc., Citibank, Bank of America and other federal government interventions in the U.S. financial system lead to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels in the financial markets.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business consumer spending may adversely affect our liquidity and financial condition, including our ability to access the capital markets to meet liquidity needs.

Contractual Obligations and Commercial Commitments

On January 15, 2009, we signed an agreement for the manufacture of materials and pre-clinical testing in regard to our selective GR-II antagonist, CORT 108297, with a commitment of approximately $835,000, which is expected to be expended during 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of March 31, 2009, with the exception of the operating lease for our office space. In October 2008, we signed an agreement to extend the office lease through December 2010 at a monthly rental of approximately $20,000.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. During the three-month period ended March 31, 2009, we have not made any significant changes to our critical accounting polices and estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The primary objective of our investment activities is to preserve principal. As of March 31, 2009, our cash and cash equivalents and short-term investments consisted primarily of money market funds maintained at major U.S. financial institutions and commercial paper and corporate debt securities with high credit ratings from the major rating services. To minimize our exposure to interest rate risk, we limit the maturities of our investments to less than two years with an average maturity not to exceed one year. The short-term investments held as of March 31, 2009 are all scheduled to mature in less than one month. Due to the short-term nature of these instruments, a 1% increase or decrease in market interest rates would not have a material impact on the total value of our portfolio as of March 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on their evaluation as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was 1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Changes in internal controls. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We will depend heavily on the success of our lead product candidate, CORLUX, currently being developed for the treatment of Cushing’s Syndrome and for the treatment of the psychotic features of psychotic depression . Our first three Phase 3 trials in psychotic depression did not meet their primary and key secondary endpoints. If we are unable to commercialize CORLUX for Cushing’s Syndrome or for psychotic depression, or experience significant delays in doing so, we may be unable to generate revenues and our stock price may decline.

We have invested a significant portion of our time and financial resources since our inception in the development of CORLUX for the treatment of the psychotic features of psychotic depression and, more recently, for the treatment of Cushing’s Syndrome. We currently do not have any commercial products and we anticipate that for the foreseeable future our ability to generate meaningful revenues and achieve profitability will be solely dependent on the successful development, approval and commercialization of CORLUX for the treatment of Cushing’s Syndrome or for the psychotic features of psychotic depression. We are conducting a single Phase 3 trial in Cushing’s Syndrome. Neither we, nor anyone else, have completed a clinical trial in Cushing’s Syndrome. We have completed three Phase 3 clinical trials evaluating CORLUX for psychotic depression. None of these trials met its primary or key secondary endpoints; we have begun a fourth Phase 3 trial in this indication. Many factors could harm our efforts to develop and commercialize CORLUX, including:

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

•

an inability to obtain, or delay in obtaining, regulatory approval for the commercialization of CORLUX for the treatment of Cushing’s Syndrome or for the treatment of the psychotic features of psychotic depression;

•	an inability to manufacture CORLUX or the active ingredient in CORLUX in commercial quantities and at an acceptable cost; and

•	political concerns relating to other uses of mifepristone, or RU-486, that could limit the market acceptance of CORLUX.

Our clinical trials may not demonstrate that CORLUX is safe and effective. If our clinical program for CORLUX for the treatment of Cushing’s Syndrome, for the treatment of the psychotic features of psychotic depression or for any other indications does not demonstrate safety and efficacy, our business will be harmed.

To gain regulatory approval from the FDA to market CORLUX, our Phase 3 clinical trials must demonstrate the safety and efficacy of CORLUX for the particular indication. Our first three Phase 3 studies evaluating CORLUX for the treatment of the psychotic features of psychotic depression did not meet their primary or key secondary endpoints. In addition to the ongoing Phase 3 clinical trials of CORLUX for the treatment of Cushing’s Syndrome and for the treatment of the psychotic features of psychotic depression, we will need to conduct, other studies in support of a potential NDA. Clinical development is a long, expensive and uncertain process and is subject to delays, and data obtained from clinical trials and supportive studies are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. While we obtained favorable results in our Phase 2 clinical trials in psychotic depression, these results were not replicated in a robust enough way in our completed Phase 3 clinical trials and are not sufficient to use by themselves as the pivotal clinical trials in an application for FDA approval of this indication. In addition, we cannot assure you that supportive studies and tests will produce favorable results.

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

The majority of the sites that treat patients with Cushing’s Syndrome are at academic institutions or large clinics in or affiliated with private hospitals. Academic institutions often take a prolonged period of time to complete the administrative activities required before a clinical trial can be initiated at that site. Because the disease is seen very infrequently, the period of time to identify and screen patients for participation in our study may be lengthy.

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

Further, we may decide, or the FDA or other regulatory authorities may require us, to pursue additional clinical, pre-clinical or manufacturing studies to satisfactorily complete our NDA. For example, the FDA may require us to perform a bioequivalance study comparing our recently reformulated CORLUX clinical trial materials to the materials used in our earlier clinical trials. Additional trials or studies will require additional funding which is not assured. Also, it is possible that additional trials or studies that we decide are necessary or desirable will delay or prevent the completion of the development of CORLUX for treating Cushing’s Syndrome or the psychotic features of psychotic depression. We anticipate continued dialogue with the FDA to define any additional data needed to complete an NDA.

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

Many other factors could delay or result in termination of our clinical trials, including, but not limited to:

•	negative or inconclusive results;

•	slow patient enrollment;

•	patient noncompliance with the protocol;

•	adverse medical events or side effects among patients during the clinical trials;

•	negative or problematic FDA inspections of our clinical operations or our manufacturing operations; and

•	real or perceived lack of effectiveness or safety of CORLUX.

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

We will have to perform additional clinical trials prior to submission of an NDA for CORLUX for the treatment of Cushing’s Syndrome and for the treatment of the psychotic features of psychotic depression. We will need to raise additional funds to complete the development of CORLUX for the treatment of Cushing’s Syndrome or psychotic depression. In addition, we will need to raise additional funds to prepare for the commercialization of CORLUX for either of these indications, to develop a product for weight gain management associated with antipsychotic medications, and to continue and expand the development of our proprietary, selective GR-II antagonists.

We anticipate that our existing capital resources will be sufficient to fund our current operating plan into early 2010. However, our expectations are based on our currently planned clinical development and research programs for CORLUX and for certain of our proprietary, selective GR-II antagonists, which may change as a result of many factors, including:

•	the costs, timing of site selection and enrollment of our clinical trials;

•	the results of our research efforts and clinical trials;

•	the need to perform additional clinical trials and other supportive studies;

•	the timing of the approval by the FDA, if any, to market CORLUX for the treatment of Cushing’s Syndrome or for the treatment of the psychotic features of psychotic depression;

•	developments or disputes concerning patents or proprietary rights, including announcements of claims of infringement, interference or litigation against us or our licensors;

•	actual or anticipated fluctuations in our operating results;

•	changes in our growth rates;

•	changes in our research development plans for our proprietary, selective GR-II antagonist;

•	the timing of commercialization of CORLUX and future product candidates; and

•	changes in the reimbursement policies of third-party insurance companies or government agencies.

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

The costs required to start or continue many of the programs that our intellectual property allow us to consider for further development are collectively greater that the funds currently available to us. For example, we have successfully discovered three series of compounds that are specific GR-II antagonists but, unlike CORLUX, do not appear to block the progesterone receptor. Further development of these proprietary compounds, including CORT 108297, or any further development stemming from our method of use patents may be delayed or cancelled if we determine that such development may jeopardize our ability to complete the clinical development of CORLUX for the treatment of Cushing’s Syndrome or psychotic depression.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We are a development stage company with no current source of product revenue. We have a limited history of operations and have focused primarily on clinical trials, and if the outcome of our clinical trials supports it, we plan to seek FDA regulatory clearance to market CORLUX for the treatment of Cushing’s Syndrome and for the treatment of the psychotic features of psychotic depression. Historically, we have funded our operations primarily from the sale of our equity securities. We have incurred losses in each year since our inception in 1998. As of March 31, 2009, we had an accumulated deficit of $135.5 million. We do not know when or if we will generate product revenue. Subject to our ability to raise additional funds, we expect our research and development expenses to increase in connection with the clinical trials and other development activities for CORLUX and for other product candidates. We expect to incur significant expenses related to the preparation for commercializing CORLUX and for the product’s launch, if the FDA approves our NDA. As a result, we expect that our losses will increase for the foreseeable future. We are unable to predict the extent of any future losses or whether or when we will become profitable.

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

In Study 14, our ongoing clinical trial evaluating CORLUX for the psychotic features of psychotic depression, we have engaged MedAvante to provide centralized psychiatric rating services. If patients are uncomfortable or unwilling to participate in the centralized rating process or if MedAvante is unable to provide services in a satisfactory manner over the course of the trial, we may not see any improvement in the accuracy and consistency of the psychiatric assessments. In addition, the use of centralized psychiatric rating services by a third-party, such as MedAvante, as an additional screening element may continue to slow the pace of enrollment in Study 14.

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

Even if we receive approval for the marketing and sale of CORLUX for the treatment of Cushing’s Syndrome or psychotic depression, CORLUX may never be accepted as a treatment for the approved indications.

Many factors may affect the market acceptance and commercial success of CORLUX for the treatment of Cushing’s Syndrome or the psychotic features of psychotic depression or for any other approved indication.

Even if the FDA approves CORLUX for the treatment of Cushing’s Syndrome, for the treatment of the psychotic features of psychotic depression, or for any other indication, physicians may not adopt CORLUX. Physicians will recommend the use of CORLUX only if they determine, based on experience, clinical data, side effect profiles and other factors, that it is preferable to other products or treatments then in use. Acceptance of CORLUX among influential practitioners may be essential for market acceptance of CORLUX.

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

To date, we own seven issued U.S. patents and have exclusively licensed three issued U.S. patents, in each case along with a number of corresponding foreign patents or patent applications. We also have seven U.S. method of use patent applications for GR-II antagonists and three composition of matter patent applications, one of which has been allowed, covering specific GR-II antagonists. We have applied, and will continue to apply, for patents covering our product candidates as we deem appropriate.

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

We have filed composition of matter patent claims on three families of novel selective glucocorticoid antagonists but not all of these have been issued. These have been filed internationally, with applications for two of the three families already granted in Europe. In the United States, an application for one of the three families has been allowed and the application for another one of the families is in active prosecution and moving toward allowance. Examination has not yet begun in the U.S. on our third novel selective GR-II family. We cannot be certain that these patents will be issued to us. If these patents are not issued we may not be able to prevent others from developing competing compounds. The competing products could be prescribed by physicians instead of those developed by us.

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

We only have significant clinical experience with CORLUX and we may determine that CORLUX is not desirable for uses other than for the treatment of Cushing’s Syndrome or the treatment of the psychotic features of psychotic depression. In that event, we would have to identify and may need to secure rights to a different GR-II antagonist. For example, we do not intend to develop CORLUX for mitigation of the weight gain associated with the use of Zyprexa, Risperdal, or other atypical antipsychotics, even though we have reported positive results in the proof of concept studies described elsewhere in this Quarterly Report on Form 10-Q. We are pursuing other GR-II antagonists for this use and may pursue additional compounds. The compounds developed pursuant to our preclinical and discovery research programs, including CORT 108297, may fail to generate commercially viable product candidates in spite of the resources we may dedicate to the program. Even if product candidates are identified, we may abandon further development efforts before we reach clinical trials or after expending significant expense and time conducting clinical trials due to financial constraints, concerns over safety, efficacy of the product candidates or for other reasons. Moreover, governmental authorities may enact new legislation or regulations that could limit or restrict our development efforts. If we are unable to successfully discover and commercialize new uses for GR-II antagonists, we may be unable to generate sufficient revenue to support our operations.

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

We are aware that Laboratoire HRA Pharma has received an Orphan Drug Designation in the United States and Europe for the use of mifepristone to treat a subtype of Cushing’s Syndrome and has begun a Phase II clinical trial in Europe and the United States for this indication. We are also aware that Exelgyn Laboratories recently received a recommendation for Orphan Drug Designation for Cushing’s Syndrome in Europe, but they have stated that they have not yet conducted any clinical trials. If a product is approved for commercialization before CORLUX, our potential future revenue could be reduced by the possibility of off-label use of mifepristone for psychotic depression or for Cushing’s Syndrome.

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

Our employees have limited experience in marketing or selling pharmaceutical products and we currently have no sales staff and limited marketing activities. To achieve commercial success for any approved product, we must either develop a sales and marketing force or enter into arrangements with others to market and sell our future products. We currently plan to establish small, specialty sales forces to market and sell CORLUX in the United States for the treatment of Cushing’s Syndrome and for the treatment of the psychotic features of psychotic depression, as each indication is approved for marketing by the FDA. However, our sales and marketing efforts may not be successful or cost-effective. In the event that the commercial launch of CORLUX is delayed due to FDA requirements or other reasons, we may establish a sales and marketing force too early relative to the launch of CORLUX. This may be expensive, and our investment would be lost if the sales and marketing force could not be retained. If our efforts to develop a sales and marketing force are not successful, cost-effective and timely, we may not achieve profitability.

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

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended April 30, 2009, our average daily trading volume has been approximately 24,000 shares and the intra-day sales prices per share of our common stock on the NASDAQ Capital Market has ranged from $0.75 to $3.05. As of April 30, 2009, our officers, directors and principal stockholders control approximately 67% of our common stock. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

The registration rights agreement covering the approximately 8.9 million shares issued in a private offering in March 2008 and an additional approximately 4.5 million shares underlying warrants issued in connection with the offering provide that if we failed to file or cause to be declared effective the registration statement covering the resale of these shares prior to a specified deadlines, or fail to maintain the effectiveness of such registration statement (subject to limited permissible suspension periods), we may be required to pay the holders of such shares and warrants liquidated damages at the rate of 1% of the purchase price of these shares and warrants per month, up to a total of 10%. The registration statement covering the resale of the shares and shares underlying the warrants sold in this transaction was declared effective by the SEC on November 10, 2008. Since this registration statement was not declared effective within the time frame specified in the registration rights agreement, we became obligated to pay the investors in this financing liquidated damages of approximately $1.3 million in 2008. As noted above, if we fail to maintain the effectiveness of this registration statement, we may be obligated to pay additional liquidated damage amounts in the future.

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

As of April 30, 2009, our officers, directors and principal stockholders control approximately 67% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Caroline M. Loewy

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Caroline M. Loewy.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date: May 13, 2009	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D. Chief Executive Officer

Date: May 13, 2009	/s/ Caroline M. Loewy
Caroline M. Loewy
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Document

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Caroline M. Loewy.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Caroline M. Loewy.