Form 10-Q
period 2009-06-30
CORCEPT THERAPEUTICS INC
filed 2009-08-11
CIK 1088856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐ (Do not complete if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On August 7, 2009 there were 49,763,206 shares of common stock outstanding at a par value $.001 per share.

i

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(In thousands)

	June 30, 2009	December 31, 2008
	(Unaudited)	(See Note 1)
Assets

Current assets:
Cash and cash equivalents	$14,447	$14,716
Short-term investments	—	3,593
Prepaid expenses and other current assets	974	1,270

Total current assets	15,421	19,579
Property and equipment, net of accumulated depreciation	15	20
Other assets	174	176

Total assets	$15,610	$19,775

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$670	$1,304
Accrued clinical expenses	978	989
Accrued compensation	251	243
Obligations under capital lease, short-term	11	10
Other accrued liabilities	228	316

Total current liabilities	2,138	2,862

Obligations under capital lease, long-term	1	6

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	50	50
Additional paid-in capital	153,922	153,031
Notes receivable from stockholders	(101)	(6,101)
Deficit accumulated during the development stage	(140,400)	(130,072)
Accumulated other comprehensive income	—	(1)

Total stockholders’ equity	13,471	16,907

Total liabilities and stockholders’ equity	$15,610	$19,775

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from inception (May 13, 1998) to June 30, 2009
	2009	2008	2009	2008
Collaboration revenue	$6	$—	$30	$—	$1,014

Operating expenses:
Research and development*	3,342	3,277	7,526	6,126	107,334
General and administrative*	1,546	1,410	2,920	2,643	37,805

Total operating expenses	4,888	4,687	10,446	8,769	145,139

Loss from operations	(4,882)	(4,687)	(10,416)	(8,769)	(144,125)

Interest and other income, net	6	298	92	455	5,317
Other expense	(2)	(7)	(4)	(11)	(1,592)

Net loss	$(4,878)	$(4,396)	$(10,328)	$(8,325)	$(140,400)

Basic and diluted net loss per share	$(0.10)	$(0.09)	$(0.21)	$(0.19)

Weighted average shares outstanding used in computing basic and diluted net loss per share	49,763	48,473	49,763	44,354

* Includes non-cash stock-based compensation consisting of the following:

Research and development	$68	$67	$132	$132	$5,145
General and administrative	399	344	758	694	8,768

Total non-cash stock-based compensation	$467	$411	$890	$826	$13,913

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,		Period from inception (May 13, 1998) to June 30, 2009
	2009	2008
Operating activities
Net loss	$(10,328)	$(8,325)	$(140,400)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization of property and equipment	5	7	105
Expense related to stock options, net of reversals	891	822	13,555
Expense related to stock issued for services or in conjunction with license agreement	—	4	79
Expense related to stock issued below fair value	—	—	522
Interest accrued on convertible promissory note	—	—	104
Settlement of liquidated damages in stock	—	—	1,281
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	296	(1,348)	(974)
Other assets	2	(1)	(174)
Accounts payable	(634)	(17)	670
Accrued clinical	(11)	(465)	978
Other liabilities	(80)	(593)	479

Net cash used in operating activities	(9,859)	(9,916)	(123,775)

Investing activities
Purchases of property and equipment	—	—	(61)
Purchases of short-term and long-term investments	—	—	(118,320)
Maturities of short-term investments	3,594	5,930	118,320

Net cash provided by (used in) investing activities	3,594	5,930	(61)

Financing activities
Proceeds from issuance of common stock and warrants, including collection of notes receivable, net of issuance costs	6,000	18,676	96,409
Proceeds from issuance of convertible preferred stock, net of cash paid for issuance costs	—	—	40,378
Proceeds from issuance of convertible notes	—	6	1,543
Principal payments of obligations under capital leases	(4)	(6)	(47)

Net cash provided by financing activities	5,996	18,676	138,283

Net increase (decrease) in cash and cash equivalents	(269)	14,690	14,447
Cash and cash equivalents, at beginning of period	14,716	11,433	—

Cash and cash equivalents, at end of period	$14,447	$26,123	$14,447

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Corcept Therapeutics Incorporated (the “Company” or “Corcept”) was incorporated in the state of Delaware on May 13, 1998, and its facilities are located in Menlo Park, California. Corcept is a pharmaceutical company engaged in the development of drugs for the treatment of severe metabolic and psychiatric diseases.

The Company’s primary activities since incorporation have been establishing its offices, recruiting personnel, conducting research and development, performing business and financial planning, raising capital, and overseeing clinical trials. Accordingly, the Company is considered to be in the development stage.

The accompanying unaudited balance sheet as of June 30, 2009, statements of operations for the three and six-month periods ended June 30, 2009 and 2008, and statements of cash flows for the six-month periods ended June 30, 2009 and 2008 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2008 has been derived from audited financial statements at that date. The Company has evaluated subsequent events through the time of filing this Form 10-Q on August 11, 2009, which is the date that these financial statements have been filed with the Securities and Exchange Commission (SEC). No material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in these financial statements.

Management Plans Regarding Liquidity

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

As reflected in the accompanying financial statements as of June 30, 2009, the Company had cash, cash equivalents and investments balances of $14.4 million, working capital of $13.3 million and an accumulated deficit of $140.4 million. Management believes that the Company has sufficient funds to maintain its operations through the early part of 2010, including the planned completion of enrollment of its Phase 3 Cushing’s Syndrome trial, the continuation of enrollment in its Phase 3 psychotic depression trial, and the filing of an IND for CORT 108297, one of its proprietary, selective GR-II antagonists.

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

Cash, Cash Equivalents and Short-term Investments

The Company invests its excess cash in bank deposits, money market funds maintained at major U.S. financial institutions, commercial paper and corporate debt securities issued by major corporations with high credit ratings from the major rating services, and obligations of the U.S. government and U.S. government sponsored entities. The Company considers all highly liquid investments purchased with maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents and short-term investments are carried at fair value.

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provided a one year deferral of the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis at least annually, which are deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Effective January 1, 2009, the Company determined that there were no nonfinancial assets or nonfinancial liabilities that required measurement at fair value.

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

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

Revenue Recognition

Collaboration revenue relates to services rendered in connection with agreements signed with Eli Lilly and Company, or Lilly, in which Lilly has agreed to support certain of the Company’s pre-clinical and clinical proof-of-concept studies evaluating the ability of the Company’s product candidates to mitigate or prevent weight gain associated with the use of Zyprexa, an atypical antipsychotic medication. The active ingredient in Zyprexa is olanzapine. Under the agreements, Lilly agreed to supply the Zyprexa and olanzapine and pay for the studies. The Company was required to perform development activities as specified in these agreements and is reimbursed based on the costs associated with the conduct of the trial and the preparation and packaging of clinical trial materials. Revenue has been recognized as services were rendered in accordance with the agreement.

Research and Development

Research and development expenses consist of costs incurred for Company-sponsored research and development activities. These costs include direct expenses (including nonrefundable payments to third parties) and research-related overhead expenses, as well as the cost of funding clinical trials, pre-clinical studies, and manufacturing development. Such costs are expensed as services are performed. Costs to acquire technologies and materials that are utilized in research and development and that have no alternative future use are also expensed when incurred.

Recently issued accounting standards

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS No. 165). This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company began applying the provisions of SFAS No. 165 in the second quarter of 2009 and its adoption did not affect the Company’s financial statements, other than the disclosures required by SFAS No. 165.

In April 2009, the FASB issued Statements of Financial Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which are effective for the Company beginning July 1, 2009. FSP No. 115-2 and No. 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments to the fair value of debt and equity securities. The Company does not expect the adoption of FSP No. 115-2 and No. 124-2 to have a material effect on its financial statements.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1 and APB 28-1). FSP 107-1 and APB 28-1 require companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP 107-1 and APB 28-1 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The FSP was applied prospectively and was effective for interim and annual periods ending after June 15, 2009. The Company’s adoption of FSP 107-1 and APB 28-1 did not have an impact on its results of operations or financial position.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepting Accounting Principles—A Replacement of FASB Statement No. 162 (SFAS 168) that established the FASB Accounting Standards Codification (Codification) , which was launched on July 1, 2009, as the single source of authoritative nongovernmental U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

The Codification is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial condition or results of operations. The Company is currently evaluating the impact to its financial reporting process of providing Codification references in its public filings.

2.	Fair Value

As of June 30, 2009, the Company’s financial assets were invested in a money market fund, which can be converted to cash at par on demand. In accordance with SFAS 157, these funds, which totaled $14.0 million, were measured at fair value as of June 30, 2009 and were classified as Level 1 assets in the Company’s fair value hierarchy for financial assets.

All cash equivalents held as of June 30, 2009 were in active markets and there are no Level 2 or Level 3 financial assets or liabilities.

3.	Financial Instruments

All of the Company’s cash, cash equivalents and investments were classified as available-for-sale securities as of June 30, 2009 and December 31, 2008. The following table provides a summary of cash, cash equivalents and short-term investments as of those dates. All figures are in thousands.

	Cost	Unrealized Gain	Unrealized Gain	Fair Value
June 30, 2009
Cash	$470	$—	$—	$470
Money market funds	13,977	—	—	13,977

	$14,447	$—	$—	$14,447

Reported as Cash and cash equivalents	$14,447	$—	$—	$14,447

	Cost	Unrealized Gain	Unrealized Gain	Fair Value
December 31, 2008
Cash	$1,434	$—	$—	$1,434
Money market funds	13,282	—	—	13,282
Commercial paper	1,390	2	—	1,392
Corporate debt securities	2,204	—	(3)	2,201

	$18,310	$2	$(3)	$18,309

Reported as:
Cash and cash equivalents	$14,716	$—	$—	$14,716
Short-term investments	3,594	2	(3)	3,593

	$18,310	$2	$(3)	$18,309

As of June 30, 2009 and December 31, 2008, there were no mortgage-backed securities and no auction rate securities in the portfolio.

All short-term investments at December 31, 2008 had remaining maturities of less than one year and matured in the normal course of time with no realized gain or loss.

The net realized loss on sales of available-for-sales investments was not material for any period presented. Realized gains and losses are calculated based on the specific identification method.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

4.	Other Accrued Liabilities

Other Accrued Liabilities includes the following (in thousands):

	June 30, 2009	December 31, 2008
Professional fees	$147	$145
Legal fees	44	149
Other	37	22

Total	$228	$316

5.	Commitments

On January 15, 2009, the Company signed an agreement for the manufacture of materials and pre-clinical testing in regard to our selective GR-II antagonist, CORT 108297, for a commitment of approximately $835,000, which is expected to be expended during 2009.

In June 2009, the Company amended its agreements with two vendors that are providing services in connection with the Company’s ongoing Phase 3 clinical trial in psychotic depression to reduce the amounts of commitments under these agreements by approximately $5.0 million in accordance with the reduction in the near-term scope of activities in this trial. However, the Company views the reduction in these commitments as a temporary measure as it is the Company’s intent to continue the conduct of this trial to its conclusion, assuming the availability of sufficient capital for this purpose.

6.	Capital Stock and Stock Note Receivable

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

7.	Stock Option Plans

Effective January 1, 2009, the Board of Directors authorized an increase of 995,264 shares in the shares available under the 2004 Equity Incentive Plan (the “2004 Plan”), which amount was based on 2% of the shares of the Company’s common stock outstanding as of December 31, 2008 pursuant to the terms of the 2004 Plan. In addition, on March 26, 2009, the Board approved an amendment to the 2004 Plan, which was approved by the Company’s stockholders on June 11, 2009 at the 2009 Annual Meeting of stockholders, to 1) add 1,000,000 to the shares available and 2) to allow increases to the number of available shares on January 1, 2010 and each January 1 thereafter for 4 more years, by the least of (a) 4% of the number of common shares issued and outstanding on the immediately preceding December 31, (b) 4,000,000 shares and (c) a number of shares set by the Board.

8.	Comprehensive Loss

Comprehensive loss is comprised of net loss and the change in unrealized gains and losses on available-for-sale securities. The following table presents the components of comprehensive loss for the periods presented. All figures are in thousands.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss as reported	$(4,878)	$(4,396)	$(10,328)	$(8,325)
Change in unrealized gain	—	—	1	(3)

Comprehensive net loss	$(4,878)	$(4,396)	$(10,327)	$(8,328)

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

9.	Net Loss Per Share

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

	June 30,
	2009	2008
Warrants outstanding	4,792	4,792
Stock options outstanding	6,996	4,321

Total	11,788	9,113

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a pharmaceutical company engaged in the development of medications for the treatment of severe metabolic and psychiatric diseases. Since our inception in May 1998, we have been developing our lead product, CORLUX, a potent glucocorticoid receptor II, or GR-II, antagonist.

Cushing’s Syndrome

Cushing’s Syndrome is a disorder caused by prolonged exposure of the body’s tissues to high levels of the hormone cortisol. Sometimes called “hypercortisolism,” it is relatively rare and most commonly affects adults aged 20 to 50. An estimated 10 to 15 of every one million people are newly diagnosed with this syndrome each year, or over 3,000 new patients in the US presenting annually. This results in an estimated 20,000 patients living in the US with Cushing’s Syndrome.

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

Psychotic Depression

We are developing CORLUX for the treatment of the psychotic features of psychotic major depression under an exclusive patent license from Stanford University. Psychotic major depression will hereinafter be referred to as psychotic depression. The FDA has granted “fast track” status to evaluate the safety and efficacy of CORLUX for the treatment of the psychotic features of psychotic depression.

In March of 2008, we commenced enrollment in Study 14, our ongoing Phase 3 trial in psychotic depression. The protocol for this trial incorporates what we have learned from our three previously completed Phase 3 trials to address the established relationship between increased drug plasma levels and clinical response and attempts to decrease the random variability observed in the results of the psychometric instruments used to measure efficacy. In one of the previously completed Phase 3 trials, Study 06, we prospectively tested and confirmed that patients whose plasma levels rose above a predetermined threshold statistically separated from both those patients whose plasma levels were below the threshold and those patients who received placebo; this threshold was established from data produced in earlier studies. As expected, patients who took 1200 mg of CORLUX in Study 06 developed higher drug plasma levels than patients who received lower doses. Further, there was no discernable difference in the incidence of adverse events between placebo and any of the three CORLUX dose groups in Study 06. Based on this information, we are using a CORLUX dose of 1200 mg once per day for seven days in Study 14. In addition, we also are utilizing a third party centralized rating service to independently evaluate the patients for entry into the study as well as for response. We believe the centralization of this process will improve the consistency of rating across clinical trial sites and reduce the background noise that was illustrated in earlier studies and is endemic to many psychopharmacologic studies. We believe that this change in dose, as well as the other modifications to the protocol, should allow us to demonstrate the efficacy of CORLUX in the treatment of the psychotic symptoms of psychotic depression. In March 2009, we announced that, due to our current financial constraints, we were scaling back our planned rate of spending on this trial and extended the timeline for its completion. As of early July 2009, we have completed the implementation of this strategy which included reducing the number of clinical sites to eight.

Management of Weight Gain Induced by Antipsychotics

In 2005, we published the results of studies in rats that demonstrated that CORLUX both reduced the weight gain associated with the ongoing use of olanzapine and mitigated the weight gain associated with the initiation of treatment with olanzapine (the active ingredient in Zyprexa). This study was paid for by Eli Lilly and Company, or Lilly.

During 2007 we announced positive results from our clinical proof-of-concept study evaluating the ability of CORLUX to mitigate weight gain associated with the use of Zyprexa. This study in lean healthy male volunteers was initiated during the first quarter of 2006. The results show a statistically significant reduction in weight gain in those subjects who took Zyprexa plus CORLUX compared to those who took Zyprexa alone. Also, the addition of CORLUX to treatment with Zyprexa had a beneficial impact on secondary metabolic measures such as fasting insulin, and triglycerides and abdominal fat, as indicated by waist circumference. Lilly provided Zyprexa and financial support for this study. In January 2009 we announced positive results from a similar proof-of-concept study evaluating the ability of CORLUX to mitigate weight gain associated with the use of Johnson & Johnson’s Risperdal. This study, which began in 2008, confirmed the earlier results seen with CORLUX and Zyprexa, demonstrating a statistically significant reduction in weight and secondary metabolic endpoints of fasting insulin, triglycerides and abdominal fat, as indicated by waist circumference.

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

Research

In early 2003, we initiated a discovery research program to identify and patent selective GR-II antagonists to develop a pipeline of products for proprietary use. Three distinct series of GR-II antagonists were identified. These compounds appear to be as potent as our lead product CORLUX in blocking cortisol but, unlike CORLUX, they do not appear to block the PR (progesterone), ER (estrogen), AR (androgen) or GR-I (mineralocorticoid) receptors. Composition of matter patent applications were filed and are pending with claims to these antagonists and their use in the Unites States and internationally. Composition of matter patents on two of the series have been allowed in Europe and substantive prosecution in the corresponding United States applications has begun in two of the series. The patent on one series has been allowed in the U.S..

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

The manufacturing and pre-clinical development of CORT 108297 began late in 2008 and continues through 2009 as preparatory steps to the submission of an Investigational New Drug application (IND) with the FDA. We expect to submit this IND by the end of 2009.

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

We are in the development stage and have incurred significant losses since our inception. We have not generated any revenue through March 2009 other than the revenue under the agreements with Lilly, and do not expect to generate significant revenue for the foreseeable future. As of June 30, 2009, we had an accumulated deficit of $140.4 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for CORLUX, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing process development and regulatory activities, as well as general and administrative expenses. We expect to continue to incur net losses over at least the next several years as we continue our CORLUX clinical development program, apply for regulatory approvals, initiate development of newly identified GR-II antagonists for various indications, continue our discovery research program, acquire and develop treatments in other therapeutic areas, establish sales and marketing capabilities and expand our operations.

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

Results of Operations

Collaboration revenue — Collaboration revenue relates to services rendered in connection with our agreements with Lilly discussed above under the caption “Overview – Management of Weight Gain Induced by Antipsychotics.” Under these agreements, Lilly agreed to supply the Zyprexa and olanzapine and pay for the costs of the studies. We were required to perform development activities as specified in the agreements and we are reimbursed based on the costs associated with the conduct of the trial and the preparation and packaging of clinical trial materials. Revenue is recognized as the services are rendered in accordance with the agreements.

During the three- and six-month periods ended June 30, 2009, we recognized approximately $6,000 and $30,000 of revenue, respectively, under these agreements. No revenue was recognized under the agreements during the three and six-month periods ended June 30, 2008. There will be no revenue under the agreements in the future as all activities required by these agreements were completed before June 30, 2009.

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

Research and development expenses remained level at approximately $3.3 million for the three-month period ended June 30, 2009 and the comparable period in 2008. For the six-month period ended June 30, 2009, research and development expenses increased 23% to $7.5 million from $6.1 million for the six-month period ended June 30, 2008. The increase in expenses reflects clinical trial cost increases of approximately $1.2 million for the year-to-date period as compared to the same period of 2008, related to the clinical trials that commenced enrollment during 2008 in Cushing’s Syndrome, psychotic depression and the mitigation of weight gain caused by Risperdal. During the three- and six-month periods ended June 30, 2009, as compared to the same periods in 2008, there were also increases of approximately $670,000 and $925,000, respectively, in costs related to research and preclinical work with our selective new GR-II antagonists, including CORT 108297 as work progresses on preparations for the submission of the IND later this year. During the second quarter and first half of 2009, as compared to the same periods in 2008, there were also increases in staffing costs of approximately $125,000 and $240,000, respectively, and consulting expenses of approximately $40,000 and $120,000, respectively, to provide the resources necessary to support the increasing activities. Offsetting these increases, during the three- and six-month periods ended June 30, 2009, as compared to the same periods in 2008, there was a decrease in manufacturing expenses related to CORLUX of approximately $755,000 and $1.1 million, respectively, due to the acquisition and manufacture during 2008 of the initial supply of materials for the CORLUX clinical trials and completion of certain manufacturing process development activities related to CORLUX.

Below is a summary of our research and development expenses by major program. All figures are in thousands.

	Three Months Ended June 30,		Six Months Ended June 30,_
Program	2009	2008	2009	2008
Psychotic Depression	$1,208	$1,453	$3,103	$2,709
Cushing’s Syndrome	746	345	1,382	641
Weight Gain Mitigation	23	134	575	401
Other research on selective GR-II antagonists	1,165	466	2,033	1,105
Unallocated manufacturing, regulatory, pre-clinical activities	132	812	301	1,139
Stock-based compensation	68	67	132	131

Total research and development expense	$3,342	$3,277	$7,526	$6,126

We expect that research and development expenditures will increase during the third quarter of 2009 as compared to the same period in 2008 primarily due to the continued development of our proprietary selective GR-II antagonists and the continuation of our Phase 3 study in Cushing’s Syndrome. Due to the scaling back of our resources devoted to our ongoing Phase 3 study in psychotic depression, including reducing the number of clinical sites to eight, we expect that the costs of this program will decline during the remainder of 2009, as compared to the same period in 2008. During the fourth quarter of 2009, we also expect that research and development expenditures will decrease as compared to the same quarter of 2008 due to the non-recurrence of the costs incurred during that period of 2008 in connection with our proof-of-concept weight gain mitigation study of CORLUX when taken in combination with Risperdal. Research and development expenses in 2010 and future years will be largely dependent on the availability of additional funds to finance clinical development plans. See also, “Liquidity and Capital Resources”.

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

General and administrative expenses increased 10% to $1.5 million for the three-month period ended June 30, 2009 from $1.4 million for the comparable period in 2008. For the six-month period ended June 30, 2009, general and administrative expenses increased 10% to $2.9 million from $2.6 million for the six-month period ended June 30, 2008. The increase in costs between years was primarily related to increases in staffing costs of approximately $110,000 and $230,000, respectively for the three- and six-month periods of 2009, as compared to the same period of 2008, due primarily to the recruitment of a new chief financial officer, who commenced work with us in November 2008. The increases in staffing costs included net increases in stock-based compensation of $55,000 and $70,000, respectively for the three- and six-month periods of 2009, as compared to the same period of 2008, which reflect the cost of stock options granted to the new chief financial officer, other employees and directors. Increases in consultancy costs of approximately $65,000 and $95,000, respectively, for the three- and six-month periods of 2009, as compared to 2008, primarily related to the costs associated with periodic filings with the SEC and the initial year of auditor attestation of the effectiveness of our internal control in accordance with Sarbanes Oxley (SOX) section 404 were offset by decreases in legal costs of approximately $50,000 and $100,000, respectively, for these periods.

The amount of general and administrative expenses during the remainder of 2009 and future years will be largely dependent on our assessment of the staff necessary to support our continued clinical development activities and the availability of additional funds. See also, “Liquidity and Capital Resources”.

Interest and other income, net — Interest and other income, net of investment management fees, was approximately $6,000 and $92,000, respectively, for the three- and six-month periods ended June 30, 2009, as compared to $300,000 and $455,000, respectively, for the comparable periods in 2008. Interest income for the three- and six-month periods ended June 30, 2008 included approximately $110,000 and $120,000, respectively, that was earned on the note receivable issued in connection with the March 2008 financing, which was collected in February 2009. The remainder of the decrease was attributable to lower yields on the investment portfolio and a lower level of invested funds.

Other expense — Other expense was approximately $2,000 and $4,000, respectively for the three- and six-month periods ended June 30, 2009, as compared to $7,000 and $11,000, respectively, for the same periods in 2008 and is comprised of interest expense on capitalized leases and state tax on capital which is based on our projected capital and asset positions as of each year-end.

Liquidity and Capital Resources

We have incurred operating losses since inception, and at June 30, 2009, we had a deficit accumulated during the development stage of $140.4 million. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities to fund our operations.

On February 6, 2009, we collected the note receivable of $6.0 million that had been issued in March 2008 in connection with a private placement of common stock. The note was collected in full, including all accrued interest to that date and expenses associated with the note. Upon receipt of the funds, we released our interest in the collateral that had been held as security for the note.

At June 30, 2009, we had cash, cash equivalents and investments balances of $14.4 million, compared to $18.3 million at December 31, 2008. Net cash used in operating activities for the six-month period ended June 30, 2009, was approximately $9.9 million, which was comparable to that used in the same period of 2008. The use of cash in each period was primarily a result of our research and development activities and amounts incurred to support our administrative infrastructure. We expect cash used in operating activities during the remainder of 2009 will be approximately the same as during that period of 2008 as the increased spending on the continuation of Cushing’s Syndrome study and the development of our selective GR-II antagonists will be offset by the decreased spending in psychotic depression and weight gain mitigation. We expect our requirements for funds for operating activities will increase during later years due to the continuation and expansion of our development programs for Cushing’s Syndrome, psychotic depression and our selective GR-II antagonists, research activities, commercialization activities and general and administrative expenses.

We believe that we will have sufficient capital resources to maintain our operations through the early part of 2010, including the planned completion of enrollment of our Phase 3 Cushing’s Syndrome trial, the continuation of enrollment in our Phase 3 psychotic depression trial, and the filing of an IND for CORT 108297, one of our proprietary, selective GR-II antagonists.

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

We cannot be certain that additional funding will be available on acceptable terms or at all. Further, any additional equity financing may be dilutive to stockholders, and any debt financing, if available, may involve restrictive covenants. If we obtain funds through collaborations with others, these arrangements may be on unfavorable terms or may require us to relinquish certain rights to our technologies or product candidates, including potentially our lead product candidate that we would otherwise seek to develop on our own. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or we may be required to discontinue operations.

On March 25, 2008, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge), a private investment group. Under the terms of the agreement, Kingsbridge has committed to provide up to $60 million of capital in exchange for newly-issued shares of our common stock for a period of up to three years after the Securities and Exchange Commission declares effective the registration statement filed by us covering the resale of the shares of common stock issuable in connection with the CEFF and the shares of common stock underlying the warrant issued to Kingsbridge. The maximum number of shares that can be sold by us under this agreement is approximately 9.6 million shares. Under the terms of the agreement, the determination of the exact timing and amount of any CEFF financings will be made solely by us, subject to certain conditions. The agreement currently requires a minimum stock price of $1.50 per share to allow us to issue shares to Kingsbridge under the CEFF. Our share price is unpredictable and if it does not increase above $1.50 per share we may not be able to access funds from Kingsbridge under the CEFF unless we are able to lower the minimum share price requirement. Based on the volume weighted average price on the NASDAQ Capital Market for our common stock for the period from March 25, 2008, the date of the signing of the Kingsbridge CEFF, through August 7, 2009, the maximum amount of net proceeds that could be raised under the CEFF is approximately $16 million. Over the 60 trading day period ended August 7, 2009, the price for our common stock on the NASDAQ Capital Market has ranged from $0.75 to $1.32. The actual amount of funds that can be raised under this agreement will be dependent on the number of shares actually sold under the agreement and the market value of our stock during the pricing periods of each sale.

At any point in time we may have approximately $150,000 to $1.5 million in our bank operating account with a third party financial institution. While we monitor the cash balance in our operating account and transfer the funds in only as needed, these cash balances could be impacted if the underlying financial institution were to fail or could be subject to other adverse conditions in the financial markets. On October 23, 2008, the Federal Deposit Insurance Corporation (FDIC) implemented its Temporary Liquidity Guarantee Program. Under this program, non-interest bearing commercial accounts are insured to an unlimited amount through December 31, 2009, thus mitigating our exposure to any possible bank failure. To date, we have experienced no loss or lack of access to cash in our operating accounts.

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

As a result of these market conditions, the cost and availability of capital has been and may continue to be adversely affected by illiquid capital markets. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business consumer spending may adversely affect our liquidity and financial condition, including our ability to access the capital markets to meet liquidity needs.

Contractual Obligations and Commercial Commitments

On January 15, 2009, we signed an agreement for the manufacture of materials and pre-clinical testing in regard to our selective GR-II antagonist, CORT 108297, with a commitment of approximately $835,000, which is expected to be expended during 2009.

In June 2009, we amended our agreements with two vendors that are providing services in connection with ongoing Phase 3 clinical trial in psychotic depression to reduce the amounts of commitments under the agreements with these organizations by approximately $5.0 million in accordance with the reduction in the near-term scope of activities under these trials. However, we view the reduction in these commitments as a temporary measure as it is our intent to continue the conduct of this trial to its conclusion, assuming the availability of sufficient capital for this purpose.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, with the exception of the operating lease for our office space.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. During the three-month period ended June 30, 2009, we have not made any significant changes to our critical accounting polices and estimates.

Recently issued accounting standards

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS No. 165). This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company began applying the provisions of SFAS No. 165 in the second quarter of 2009 and its adoption did not affect the Company’s financial statements, other than the disclosures required by SFAS No. 165.

In April 2009, the FASB issued Statements of Financial Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which are effective for the Company beginning July 1, 2009. FSP No. 115-2 and No. 124-2 amend the other-than-temporary impairment guidance in US GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments to the fair value of debt and equity securities. The Company does not expect the adoption of FSP No. 115-2 and No. 124-2 to have a material effect on its financial statements.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1 and APB 28-1). FSP 107-1 and APB 28-1 require companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP 107-1 and APB 28-1 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The FSP was applied prospectively and was effective for interim and annual periods ending after June 15, 2009. The Company’s adoption of FSP 107-1 and APB 28-1 did not have an impact on its results of operations or financial position.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepting Accounting Principles—A Replacement of FASB Statement No. 162 (SFAS 168) that established the FASB Accounting Standards Codification (Codification), which was launched on July 1, 2009, as the single source of authoritative nongovernmental U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial condition or results of operations. The Company is currently evaluating the impact to its financial reporting process of providing Codification references in its public filings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The primary objective of our investment activities is to preserve principal. As of June 30, 2009, our cash and cash equivalents consisted of money market funds maintained at major U.S. financial institutions. To minimize our exposure to interest rate risk, we limit the maturities of our investments to less than two years with an average maturity not to exceed one year. Due to the short-term nature of these instruments, a 1% increase or decrease in market interest rates would not have a material impact on the total value of our portfolio as of June 30, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on their evaluation as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was 1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Changes in internal controls. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To gain regulatory approval from the FDA to market CORLUX, our Phase 3 clinical trials must demonstrate the safety and efficacy of CORLUX for the particular indication. Our first three Phase 3 studies evaluating CORLUX for the treatment of the psychotic features of psychotic depression did not meet their primary or key secondary endpoints. In addition to the ongoing Phase 3 clinical trials of CORLUX for the treatment of Cushing’s Syndrome and for the treatment of the psychotic features of psychotic depression, we will need to conduct other studies in support of a potential NDA. Clinical development is a long, expensive and uncertain process and is subject to delays, and data obtained from clinical trials and supportive studies are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. While we obtained favorable results in our Phase 2 clinical trials in psychotic depression, these results were not replicated in a robust enough way in our completed Phase 3 clinical trials and are not sufficient to use by themselves as the pivotal clinical trials in an application for FDA approval of this indication. In addition, we cannot assure you that supportive studies and tests will produce favorable results.

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

We anticipate that our existing capital resources will be sufficient to fund our current operating plan into early 2010. However, our expectations are based on our currently planned clinical development and research programs for CORLUX and for certain of our proprietary, selective GR-II antagonists, which may change as a result of many factors, including:

•	the costs, timing of site selection and enrollment of our clinical trials;

•	the results of our research efforts and clinical trials;

•	the need to perform additional clinical trials and other supportive studies;

•	the timing of the approval by the FDA, if any, to market CORLUX for the treatment of Cushing’s Syndrome or for the treatment of the psychotic features of psychotic depression;

•	developments or disputes concerning patents or proprietary rights, including announcements of claims of infringement, interference or litigation against us or our licensors;

•	actual or anticipated fluctuations in our operating results;

•	changes in our growth rates;

•	changes in our research development plans for our proprietary, selective GR-II antagonists;

•	the timing of commercialization of CORLUX and future product candidates; and

•	changes in the reimbursement policies of third-party insurance companies or government agencies.

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

Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock, currently set at $1.50 per share; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; the effectiveness and continued effectiveness of the resale registration statement; and the continued listing of our stock on the Nasdaq Capital Market. Over the 60 trading day period ended August 7, 2009, the price for our common stock on the NASDAQ Capital Market has ranged from $0.75 to $1.32. The actual amount of funds that can be raised under this agreement will be dependent on the number of shares actually sold under the agreement and the market value of our stock during the pricing periods of each sale.

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

We are a development stage company with no current source of product revenue. We have a limited history of operations and have focused primarily on clinical trials, and if the outcome of our clinical trials supports it, we plan to seek FDA regulatory clearance to market CORLUX for the treatment of Cushing’s Syndrome and for the treatment of the psychotic features of psychotic depression. Historically, we have funded our operations primarily from the sale of our equity securities. We have incurred losses in each year since our inception in 1998. As of June 30, 2009, we had an accumulated deficit of $140.4 million. We do not know when or if we will generate product revenue. Subject to our ability to raise additional funds, we expect our research and development expenses to increase in connection with the clinical trials and other development activities for CORLUX and for other product candidates. We expect to incur significant expenses related to the preparation for commercializing CORLUX and for the product’s launch, if the FDA approves our NDA. As a result, we expect that our losses will increase for the foreseeable future. We are unable to predict the extent of any future losses or whether or when we will become profitable.

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

Thus far we have seen a higher than anticipated incidence of potential patients who do not meet appropriate criteria for entrance into our trial for diagnostic and other clinical reasons during the screening of patients for Study 14. We believe that this is the result of improved accuracy in the screening process resulting from the use of the MedAvante centralized rating services as an additional step in the selection of patients appropriate for inclusion in the study. While we anticipate that the incidence of patients who do not meet the appropriate criteria for enrollment in the trial will decrease over time as the investigators improve their ability to identify potential patients for inclusion in the study and we identify which clinical trial sites have the greatest access to our targeted patient population, we cannot assure you that this will be the case. In addition, in March 2009, we announced that, due to our financial constraints, we scaled back our planned rate of spending on this trial and extended the timeline for its completion. We have completed the implementation of this strategy which included reducing the number of clinical sites to eight. A continued lower enrollment rate could result in delays in the timing of anticipated completion of the trial and increased study costs over the longer term.

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

The Orpan Drug Designation for CORLUX for the treatment of endogenous Cushing’s Syndrome may not provide protection from competition and other benefits as anticipated.

In July 2007, we received Orphan Drug Designation from the FDA for CORLUX for the treatment of endogenous Cushing’s Syndrome. Although we have received Orphan Drug Designation from the FDA, we cannot be assured that we will recognize the potential benefits of this designation. If another drug is approved for this indication before CORLUX, we may not garner the seven years of marketing exclusivity from the date of drug approval and other benefits which we anticipate.

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

To date, we own seven issued U.S. method of use patents, have exclusively licensed three issued U.S. method of use patents, in each case along with a number of corresponding foreign patents or patent applications, and have eight U.S. method of use patent applications for GR-II antagonists. We also have three composition of matter patent applications, one of which has been allowed, covering specific GR-II antagonists. We have applied, and will continue to apply, for patents covering our product candidates as we deem appropriate.

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

Our licensed patent covering the use of mifepristone to treat psychotic depression is a method of use patent rather than a composition of matter patent, which increases the risk that physicians will prescribe another manufacturer’s mifepristone for the treatment of Cushing’s Syndrome or psychotic depression rather than CORLUX or patients may acquire mifepristone from other sources, such as the internet or black market.

We have an exclusive license from Stanford University to a patent covering the use of GR-II antagonists, including mifepristone, for the treatment of psychotic depression. A method of use patent covers only a specified use of a particular compound, not a particular composition of matter. All of our issued patents and all but three of our eleven U.S. patent applications are method of use patents. Because none of our issued patents covers the composition of mifepristone or any other compound, we cannot prevent others from commercializing mifepristone or any other GR-II antagonist not covered by our composition of matter patent applications in indications not covered by our method of use patents. If others receive approval to manufacture and market mifepristone or any other GR-II antagonist, physicians could prescribe mifepristone or any other GR-II antagonist for patients with psychotic depression instead of CORLUX. Although any such “off-label” use would violate our licensed patent, effectively monitoring compliance with our licensed patent may be difficult and costly. In addition, if others develop a treatment for psychotic depression that works through a mechanism which does not involve the GR-II receptor, physicians could prescribe that treatment instead of CORLUX.

In addition, we cannot be assured that patients will not obtain mifepristone from other sources. As with other pharmaceutical products, patients may be able to purchase mifepristone through the internet or black market. Mifepristone is also sold in the United States by Danco Laboratories for the termination of early pregnancy. While distribution is limited to a single dose provided in the physician’s office and covered by other restrictions, we cannot be assured that Cushing’s patients may not be able to obtain mifepristone from this source.

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

We are aware that Laboratoire HRA Pharma has received an Orphan Drug Designation in the United States and Europe for the use of mifepristone to treat a subtype of Cushing’s Syndrome and has begun a Phase II clinical trial in Europe and the United States for this indication. We are also aware that Exelgyn Laboratories recently received a recommendation for Orphan Drug Designation for Cushing’s Syndrome in Europe, but they have stated that they have not yet conducted any clinical trials. We are aware that Novartis is developing a somatostatin analogue that is in Phase 3 trials for various endocrine disorders, including Cushing’s disease, which is a subset of the patients with Cushing’s Syndrome. If a product is approved for commercialization before CORLUX, our potential future revenue could be reduced by the possibility of off-label use of mifepristone for psychotic depression or for Cushing’s Syndrome.

We face competition from companies with substantial financial, technical and marketing resources, which could limit our future revenues from the commercialization of CORLUX for the treatment of psychotic depression or for other indications.

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

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended August 7, 2009, our average daily trading volume has been approximately 23,000 shares and the intra-day sales prices per share of our common stock on the NASDAQ Capital Market has ranged from $0.73 to $2.43. As of August 7, 2009, our officers, directors and principal stockholders control approximately 65% of our common stock. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

If we are unable to meet any of the Nasdaq listing requirements in the future, including, for example, if the closing bid price for our common stock is below $1 per share for 30 consecutive trading days, the Nasdaq Capital Market staff could determine to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

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

As of August 7, 2009, our officers, directors and principal stockholders control approximately 65% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

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

In addition, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. This requirement first applied to our annual report on Form 10-K for the year ended December 31, 2007. This same legislation also requires that the independent registered public accounting firm auditing our financial statements must attest to and report on the effectiveness of our internal controls over financial reporting. The SEC postponed the initial compliance date for this requirement for smaller reporting companies and, under the current rules, the requirement for the auditor’s attestation and report will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2009. Uncertainty exists regarding our ability to comply with these requirements by applicable deadlines and to maintain compliance in future years. If we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting in 2009 or in future years or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting as of the required deadline in 2009 and as of future year ends, investors could lose confidence in the reliability of our financial reporting.

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

We held our annual meeting of stockholders on June 11, 2009 to consider and vote on proposals to elect directors to serve for the ensuing year and until their successors are elected and qualified, to approve the amendment and restatement of the 2004 Equity Incentive Plan and to ratify the selection by the Audit Committee of the Board of Directors of Ernst & Young, LLP, as independent registered public accounting firm of the Company for its fiscal year ending December 31, 2009.

The total number of shares voted at the annual meeting was 46,067,012. The voting on the three matters is set forth below:

Proposal 1 – Election of officers

The following directors were elected to serve for the ensuing year and until their successors are elected and qualified.

	For	Withheld
Director:
G. Leonard Baker, Jr.	44,423,562	1,643,450
Joseph K. Belanoff, M.D.	44,892,176	1,174,836
Joseph C. Cook, Jr.	44,845,884	1,221,128
Patrick G. Enright	44,733,354	1,333,658
James A. Harper	44,420,119	1,646,893
David L. Mahoney	44,420,896	1,646,116
Edward E. Penhoet, Ph.D.	44,865,426	1,201,586
James N. Wilson	43,716,098	2,350,914

Proposal 2 – Proposal to approve the amendment and restatement of the Company’s 2004 Equity Incentive Plan:

For	35,441,109
Against	1,296,333
Abstain	163,792
Not Voted	9,165,778

Proposal 3 – Proposal to ratify the selection by the Audit Committee of the Board of Directors of Ernst & Young, LLP, as independent registered public accounting firm of the Company for its fiscal year ending December 31, 2009:

For	45,040,741
Against	206,692
Abstain	819,849

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document
10.1(1)	Amended and Restated 2004 Equity Incentive Plan

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Caroline M. Loewy.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Caroline M. Loewy.

(1)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed by the registrant with the SEC on May 7, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date: August 11, 2009	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D. Chief Executive Officer

Date: August 11, 2009	/s/ Caroline M. Loewy
Caroline M. Loewy
Chief Financial Officer (Principal financial officer)

Exhibit Index

Exhibit Number	Description of Document
10.1(1)	Amended and Restated 2004 Equity Incentive Plan

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Caroline M. Loewy.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Caroline M. Loewy.

(1)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed by the registrant with the SEC on May 7, 2009