Form 10-Q
period 2009-09-30
CORCEPT THERAPEUTICS INC
filed 2009-11-12
CIK 1088856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

On November 6, 2009 there were 62,474,686 shares of common stock outstanding at a par value $.001 per share.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(In thousands)

	September 30, 2009	December 31, 2008
	(Unaudited)	(See Note 1)
Assets

Current assets:
Cash and cash equivalents	$10,716	$14,716
Short-term investments	—	3,593
Prepaid expenses and other current assets	686	1,270

Total current assets	11,402	19,579
Property and equipment, net of accumulated depreciation	12	20
Other assets	206	176

Total assets	$11,620	$19,775

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$892	$1,304
Accrued clinical expenses	955	989
Accrued compensation	214	243
Obligations under capital lease, short-term	9	10
Other accrued liabilities	288	316

Total current liabilities	2,358	2,862

Obligations under capital lease, long-term	—	6

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	50	50
Additional paid-in capital	154,381	153,031
Notes receivable from stockholders	(101)	(6,101)
Deficit accumulated during the development stage	(145,068)	(130,072)
Accumulated other comprehensive income	—	(1)

Total stockholders’ equity	9,262	16,907

Total liabilities and stockholders’ equity	$11,620	$19,775

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

					Period from inception (May 13, 1998) to September 30, 2009
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Collaboration revenue	$—	$66	$29	$66	$1,014

Operating expenses:
Research and development*	3,127	3,300	10,653	9,426	110,462
General and administrative*	1,543	1,668	4,463	4,312	39,348

Total operating expenses	4,670	4,968	15,116	13,738	149,810

Loss from operations	(4,670)	(4,902)	(15,087)	(13,672)	(148,796)

Interest and other income, net	4	291	97	747	5,322
Other expense	(2)	(954)	(6)	(965)	(1,594)

Net loss	$(4,668)	$(5,565)	$(14,996)	$(13,890)	$(145,068)

Basic and diluted net loss per share	$(0.09)	$(0.11)	$(0.30)	$(0.30)

Weighted average shares outstanding used in computing basic and diluted net loss per share	49,765	48,754	49,764	45,831

* Includes non-cash stock-based compensation consisting of the following:

Research and development	$66	$70	$198	$202	$5,211
General and administrative	399	328	1,158	1,022	9,167

Total non-cash stock-based compensation	$465	$398	$1,356	$1,224	$14,378

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

			Period from inception (May 13, 1998) to September 30, 2009
	Nine Months Ended September 30,
	2009	2008
Operating activities
Net loss	$(14,996)	$(13,890)	$(145,068)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization of property and equipment	8	10	108
Expense related to stock options, net of reversals	1,339	1,220	14,003
Expense related to stock issued for services or in conjunction with license agreement	11	4	90
Expense related to stock issued below fair value	—	—	522
Interest accrued on convertible promissory note	—	—	104
Settlement of liquidated damages in stock	—	—	1,281
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	584	(1,400)	(686)
Other assets	(30)	(107)	(206)
Accounts payable	(412)	(112)	892
Accrued clinical	(34)	(98)	955
Other liabilities	(57)	505	502

Net cash used in operating activities	(13,587)	(13,868)	(127,503)

Investing activities
Purchases of property and equipment	—	—	(61)
Purchases of short-term and long-term investments	—	(6,532)	(118,320)
Maturities of short-term investments	3,594	5,930	118,320

Net cash provided by (used in) investing activities	3,594	(602)	(61)

Financing activities
Proceeds from issuance of common stock and warrants, including collection of notes receivable, net of issuance costs	6,000	19,361	96,409
Proceeds from issuance of convertible preferred stock, net of cash paid for issuance costs	—	—	40,378
Proceeds from issuance of convertible notes	—	—	1,543
Proceeds from repayment of stockholder notes	—	6	—
Principal payments of obligations under capital leases	(7)	(10)	(50)

Net cash provided by financing activities	5,993	19,357	138,280

Net increase (decrease) in cash and cash equivalents	(4,000)	4,887	10,716
Cash and cash equivalents, at beginning of period	14,716	11,433	—

Cash and cash equivalents, at end of period	$10,716	$16,320	$10,716

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Corcept Therapeutics Incorporated (the “Company,” “Corcept,” “we,” “our,” or “it”) was incorporated in the state of Delaware on May 13, 1998, and its facilities are located in Menlo Park, California. Corcept is a pharmaceutical company engaged in the discovery and development of drugs for the treatment of severe metabolic and psychiatric diseases.

The Company’s primary activities since incorporation have been establishing its offices, recruiting personnel, conducting research and development, performing business and financial planning, raising capital, and overseeing clinical trials. Accordingly, the Company is considered to be in the development stage.

The accompanying unaudited balance sheet as of September 30, 2009, statements of operations for the three- and nine-month periods ended September 30, 2009 and 2008, and statements of cash flows for the nine-month periods ended September 30, 2009 and 2008 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2008 has been derived from audited financial statements at that date. The Company has evaluated subsequent events through the time of filing this Form 10-Q on November 12, 2009, which is the date that these financial statements have been filed with the Securities and Exchange Commission (SEC). No material subsequent events have occurred since September 30, 2009 that required recognition or disclosure in these financial statements, except for the items disclosed in footnote 10 – Subsequent Events.

Management Plans Regarding Liquidity

In the course of its development activities, the Company has sustained operating losses and expects such losses to continue for at least the next several years. We plan to continue to finance our operations through the sale of our equity and/or the issuance of debt or by engaging in strategic relationships with potential partners. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Our ability to continue our operations through the complete development and commercialization of our products is dependent upon the successful execution of our financing and/or any partnership strategies. Our most advanced programs are the two Phase 3 trials of CORLUX in Cushing’s Syndrome and in psychotic depression.

As reflected in the accompanying financial statements as of September 30, 2009, we had cash, cash equivalents and investments balances of $10.7 million, working capital of $9.0 million and an accumulated deficit of $145.1 million. In October, we sold shares of our common stock and warrants, in a private placement, for gross proceeds of approximately $18.0 million. An additional $250,000 in proceeds was raised in late October 2009 under our Committed Equity Financing Facility (CEFF) with Kingsbridge. Following these financings, management believes that the Company has sufficient funds to maintain our operations through the end of 2010, including the completion of our Phase 3 trial in Cushing’s Syndrome, the submission of our New Drug Application (NDA) for the use of CORLUX in Cushing’s Syndrome, the continuation of enrollment in our Phase 3 trial in psychotic depression, and the filing of an Investigational New Drug Application (IND) for CORT 108297, one of our proprietary, selective GR-II antagonists.

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

Fair Value Measurements

Financial instruments are carried at fair value and are grouped for disclosure purposes based on a fair value hierarchy that prioritizes the information used to develop assumptions for measuring fair value and expands disclosures about fair value measurements. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 input), then to quoted prices (in non-active markets or in active markets for similar assets or liabilities), inputs other than quoted prices that are observable for the asset or liability, and inputs that are not directly observable, but that are corroborated by observable market data for the asset or liability (Level 2 input), then the lowest priority to unobservable inputs, for example, the Company’s own data about the assumptions that market participants would use in pricing an asset or liability (Level 3 input). It emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and a fair value measurement should therefore be based on the assumptions that market participants would use in pricing the asset or liability.

The Company has determined that there were no nonfinancial assets or nonfinancial liabilities that required measurement at fair value.

Revenue Recognition

Collaboration revenue related to services rendered in connection with agreements signed with Eli Lilly (Lilly) in which Lilly agreed to support certain of our pre-clinical and clinical proof-of-concept studies evaluating the ability of our product candidates to mitigate or prevent weight gain associated with the use of Zyprexa, an atypical antipsychotic medication. The active ingredient in Zyprexa is olanzapine. Under the agreements, Lilly agreed to supply the Zyprexa and olanzapine and pay for the studies. We were required to perform development activities as specified in these agreements and were reimbursed based on the costs associated with the conduct of the trial and the preparation and packaging of clinical trial materials. Revenue was recognized as services were rendered in accordance with the agreement.

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

Recently Issued Accounting Standards

In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS No. 165). This standard, which is covered in Topic 855 of the Accounting Standards Codification discussed below, is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We began applying the provisions of SFAS No. 165 in the second quarter of 2009 and its adoption did not affect our financial statements, other than the disclosures required by SFAS No. 165.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepting Accounting Principles—A Replacement of FASB Statement No. 162 (SFAS 168) that established the FASB Accounting Standards Codification (ASC) , which was launched on July 1, 2009, as the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the ASC superseded all then existing accounting and reporting standard documents. All other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative. The ASC is effective for interim and annual periods ending after September 15, 2009. The Company adopted this guidance in the third quarter of 2009; the adoption did not have an impact on our financial condition or results of operations.

In October 2009, FASB adopted Update 2009-13 – Multiple-Deliverable Revenue Arrangements, which is an update to ASC Topic 650 – Revenue Recognition. ASU 2009-13 eliminates the residual method of allocation and the requirement to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable when applying the relative selling price method. ASU 2009-13 is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The adoption of ASU 2009-13 is not expected to have an impact on our financial statements as we currently have no such arrangements.

In September 2009, the EITF discussed Issue No. 08-9, Milestone Method of Revenue Recognition. Under the milestone method, the additional consideration earned from achievement of the milestone is viewed as being indicative of the value provided to the customer through either (a) the efforts performed by the vendor or (b) a specific outcome resulting from the vendor’s performance to achieve that specific milestone. Under the milestone method an entity recognizes contingent arrangement consideration earned from the achievement of a milestone in its entirety in the period in which the milestone is achieved. The proposed model requires that a milestone be “substantive” before this method can be applied; that is, there is a substantial uncertainty about the achievement of the milestone, substantive effort is required to achieve the milestone, and none of the payment for the milestone is refundable. The EITF did not reach a consensus on this issue. The task force will continue deliberations on this issue at future meetings. The adoption of such a standard is not expected to have an impact on our financial statements as we currently have no such arrangements.

On September 30, 2009, FASB issued Proposed Accounting Standards Update EITF09-2 – Research and Development (Topic 730): Research and Development Assets Acquired In an Asset Acquisition. As a result of the amendments in this

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

proposed Update, all tangible and intangible research and development assets acquired in an asset acquisition shall be capitalized regardless of whether those assets have a future alternative use. Acquired intangible research and development assets would be considered indefinite-lived assets until completion or abandonment of the related research and development activities. Once the research and development efforts are completed or abandoned, the entity would determine the useful lives of the assets. In addition, any contingent consideration arrangements related to the acquisition of an asset group (regardless of whether the asset group includes research and development assets) would continue to be accounted for in accordance with existing U.S. generally accepted accounting principles. Comments on this exposure draft were to have been received by October 24, 2009. If adopted, the amendments in this proposed Update would be effective for acquisitions of assets occurring in fiscal years beginning on or after December 15, 2009. The amendments would be applied on a prospective basis. Earlier application is not permitted. The adoption of such a standard is not expected to have an impact on our financial statements as we currently have no such arrangements.

2. Fair Value

As of September 30, 2009, our financial assets were invested in a money market fund, which can be converted to cash at par on demand. These funds, which totaled $10.4 million, were measured at fair value as of September 30, 2009 and were classified as Level 1 assets in the fair value hierarchy for financial assets.

All cash equivalents held as of September 30, 2009 were in active markets and there are no Level 2 or Level 3 financial assets or liabilities.

3. Financial Instruments

All cash, cash equivalents and investments were classified as available-for-sale securities as of September 30, 2009 and December 31, 2008. The following table provides summary of cash, cash equivalents and short-term investments as of those dates. All figures are in thousands.

September 30, 2009	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash	$339	$—	$—	$339
Money market funds	10,377	—	—	10,377

	$10,716	$—	$—	$10,716

Reported as Cash and cash equivalents	$10,716	$—	$—	$10,716

December 31, 2008	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash	$1,434	$—	$—	$1,434
Money market funds	13,282	—	—	13,282
Commercial paper	1,390	2	—	1,392
Corporate debt securities	2,204	—	(3)	2,201

	$18,310	$2	$(3)	$18,309

Reported as:
Cash and cash equivalents	$14,716	$—	$—	$14,716
Short-term investments	3,594	2	(3)	3,593

	$18,310	$2	$(3)	$18,309

As of September 30, 2009 and December 31, 2008, there were no mortgage-backed securities and no auction rate securities in the portfolio.

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

4. Other Accrued Liabilities

Other Accrued Liabilities includes the following (in thousands):

	September 30, 2009	December 31, 2008
Professional fees	$194	$145
Legal fees	75	149
Other	19	22

Total	$288	$316

5. Commitments

On January 15, 2009, we signed an agreement for the manufacture of materials and pre-clinical testing in regard to our selective GR-II antagonist, CORT 108297, for a commitment of approximately $835,000, which is expected to be expended during 2009.

In June 2009, we amended our agreements with two vendors that are providing services in connection with our ongoing Phase 3 clinical trial in psychotic depression to reduce the amounts of commitments under these agreements by approximately $5.0 million in accordance with the reduction in the near-term scope of activities in this trial. However, we view the reduction in these commitments as a temporary measure as it is our intent to continue the conduct of this trial to its conclusion, assuming the availability of sufficient capital for this purpose.

See footnote 10 – Subsequent Event – for a discussion of additional commitments for two NDA-supportive studies signed in October 2009.

6. Capital Stock and Stock Note Receivable

On February 6, 2009, we collected the note receivable of $6.0 million that had been issued in connection with the private equity financing in March 2008. The note was collected in full, including all accrued interest to that date and expenses associated with the note. Upon receipt of the funds, we released our interest in the collateral that had been held as security for the note.

See footnote 10 – Subsequent Event – for a discussion of sales of shares of the Company’s common stock and warrants in October 2009.

7. Stock Option Plans

Effective January 1, 2009, the Board of Directors authorized an increase of 995,264 shares in the shares available under the 2004 Equity Incentive Plan (the 2004 Plan), which amount was based on 2% of the shares of the Company’s common stock outstanding as of December 31, 2008 pursuant to the terms of the 2004 Plan. In addition, on March 26, 2009, the Board approved an amendment to the 2004 Plan, which was approved by the Company’s stockholders on June 11, 2009 at the 2009 Annual Meeting of stockholders, to 1) add 1,000,000 to the shares available and 2) to allow increases to the number of available shares on January 1, 2010 and each January 1 thereafter for 4 more years, by the least of (a) 4% of the number of common shares issued and outstanding on the immediately preceding December 31, (b) 4,000,000 shares and (c) a number of shares set by the Board.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

8. Comprehensive Loss

Comprehensive loss is comprised of net loss and the change in unrealized gains and losses on available-for-sale securities. The following table presents the components of comprehensive loss for the periods presented. All figures are in thousands.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss as reported	$(4,668)	$(5,565)	$(14,996)	$(13,890)
Change in unrealized gain	—	(28)	1	(31)

Comprehensive net loss	$(4,668)	$(5,593)	$(14,995)	$(13,921)

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

	September 30,
	2009	2008
Warrants outstanding	4,792	4,792
Stock options outstanding	6,946	4,332

Total	11,738	9,124

See footnote 10 – Subsequent Event – for a discussion of sales of shares of the Company’s common stock and warrants in October 2009, which will dilute the per share data in the future.

10. Subsequent Event

In October 2009, the Company sold, in a private placement, approximately 12.6 million shares of its common stock and warrants to purchase approximately 4.4 million shares of its common stock. The securities were sold at a price of $1.43 per “unit”, which consisted of one share of common stock and a warrant to purchase 0.35 shares of common stock (the October 2009 Financing). The warrants have a three year term and an exercise price of $1.66 per share. The October 2009 Financing generated gross proceeds of approximately $18.0 million, before the deduction of issuance costs of approximately $700,000.

In late October 2009, we also sold 102,149 shares of common stock to Kingsbridge under the Committed Equity Financing Facility (CEFF) at an average price of $2.45 per share, for proceeds of $250,000.

In October 2009, we signed agreements with a contract research organization for the conduct of two of the NDA-supportive studies for aggregate commitments of approximately $1.0 million, the majority of which will be expended during remainder of 2009.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a pharmaceutical company engaged in the discovery and development of medications for the treatment of severe metabolic and psychiatric diseases. Since our inception in May 1998, we have been developing our lead product, CORLUX, a potent glucocorticoid receptor II, or GR-II, antagonist. We are also developing three series of novel selective GR-II antagonists.

Cushing’s Syndrome

Cushing’s Syndrome is a disorder caused by prolonged exposure of the body’s tissues to high levels of the hormone cortisol. Sometimes called “hypercortisolism,” it is relatively uncommon and most often affects adults aged 20 to 50. An estimated 10 to 15 of every one million people are newly diagnosed with this syndrome each year, approximately 3,000 new patients in the United States. This results in an estimated prevalence of 20,000 patients with Cushing’s Syndrome in the United States (U.S.)

The Investigational New Drug application (IND) for the evaluation of CORLUX for the treatment of Cushing’s Syndrome was opened in September 2007. The United States Food and Drug Administration (FDA) has indicated that our single 50-patient open-label study may provide a reasonable basis for the submission of a New Drug Application (NDA) for this indication. This trial was opened for enrollment in December 2007. Our goal is the completion of enrollment by the end of 2009. We expect to have accumulated a full data set on all 50 patients by mid-2010 and plan to submit our NDA by year-end 2010.

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

In March of 2008, we commenced enrollment in Study 14, our ongoing Phase 3 trial in psychotic depression. The protocol for this trial incorporates what we have learned from our three previously completed Phase 3 trials to address the established relationship between increased drug plasma levels and clinical response and attempts to decrease the random variability observed in the results of the psychometric instruments used to measure efficacy. In one of the previously completed Phase 3 trials, Study 06, we prospectively tested and confirmed that patients whose plasma levels rose above a predetermined threshold statistically separated from both those patients whose plasma levels were below the threshold and those patients who received placebo; this threshold was established from data produced in earlier studies. As expected, patients who took 1200 mg of CORLUX in Study 06 developed higher drug plasma levels than patients who received lower doses. Further, there was no discernable difference in the incidence of adverse events between placebo and any of the three CORLUX dose groups in Study 06. Based on this information, we are using a CORLUX dose of 1200 mg once per day for seven days in Study 14. In addition, we also are utilizing a third party centralized rating service to independently evaluate the patients for entry into the study as well as for their level of response. We believe the centralization of this process will improve the consistency of rating across clinical trial sites and reduce the background noise that was illustrated in earlier studies and is endemic to many psychopharmacologic studies. We believe that this change in dose, as well as the other modifications to the protocol, should allow us to demonstrate the efficacy of CORLUX in the treatment of the psychotic symptoms of psychotic depression. In March 2009, we announced that, in order to conserve financial resources, we were scaling back our planned rate of spending on this trial and extended the timeline for its completion. As of early July 2009, we completed the implementation of this strategy, which included reducing the number of clinical sites to eight.

Management of Weight Gain Induced by Antipsychotics

In 2005, we published the results of studies in rats that demonstrated that CORLUX both reduced the weight gain associated with the ongoing use of olanzapine and mitigated the weight gain associated with the initiation of treatment with olanzapine (the active ingredient in Zyprexa). This study was paid for by Eli Lilly and Company (Lilly).

During 2007 we announced positive results from our clinical proof-of-concept study in lean healthy male volunteers evaluating the ability of CORLUX to mitigate weight gain associated with the use of Zyprexa. The results show a statistically significant reduction in weight gain in those subjects who took Zyprexa plus CORLUX compared to those who took Zyprexa alone. Also, the addition of CORLUX to treatment with Zyprexa had a beneficial impact on secondary metabolic measures such as fasting insulin, and triglycerides and abdominal fat, as indicated by waist circumference. Lilly provided Zyprexa and financial support for this study. In January 2009 we announced positive results from a similar proof-of-concept study evaluating the ability of CORLUX to mitigate weight gain associated with the use of Johnson & Johnson’s Risperdal. This study, which began in 2008, confirmed the earlier results seen with CORLUX and Zyprexa, demonstrating a statistically significant reduction in weight and secondary metabolic endpoints of fasting insulin, triglycerides and abdominal fat, as indicated by waist circumference. The results from the study of CORLUX and Risperdal were presented at several scientific conferences, including the American Diabetes Association meeting in June 2009.

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

Research

In early 2003, we initiated a discovery research program to identify and patent selective GR-II antagonists to develop a pipeline of products for proprietary use. Three distinct series of GR-II antagonists were identified. These compounds appear to be as potent as our lead product CORLUX in blocking cortisol but, unlike CORLUX, they do not appear to block the PR (progesterone), ER (estrogen), AR (androgen) or GR-I (mineralocorticoid) receptors. Composition of matter patents on two of the three series have been granted, or are in condition for grant, in Europe. The patent on one series has issued in the U.S. Substantive prosecution of the application has occurred in another of the series and is moving toward allowance. Examination has not yet begun in the U.S. on the third.

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

In September 2008, we signed a second agreement with Lilly, under which Lilly agreed to provide funding and provide olanzapine for two studies to test the effectiveness of CORT 108297 in rat models of olanzapine induced weight gain. In January 2009 we announced top-line results from these studies of CORT 108297 and olanzapine. The results from the studies of both the prevention and reversal of antipsychotic-induced weight gain were positive and statistically significant. The results of these studies were presented at the International Society of Psychoneuroendocrinology and the World Congress of Biological Psychiatry conferences in July 2009.

At the American Diabetes Association conference in June 2009 there was also a presentation of preclinical data from another study of CORT 108297 conducted at Stanford University. This study demonstrated that CORT 108297 suppresses body weight gain and improves insulin sensitivity in healthy mice fed a 60% fat diet and high sucrose liquid.

The manufacturing and pre-clinical development of CORT 108297 began late in 2008 and continues through 2009 as preparatory steps to the submission of an IND with the FDA, which we expect to submit by the end of 2009.

General

Our activities to date have included:

•	product development;

•	designing, funding and overseeing clinical trials;

•	regulatory affairs; and

•	intellectual property prosecution and expansion.

Historically, we have financed our operations and internal growth primarily through private placements of our preferred and common stock and the public sale of common stock rather than through collaborative or partnership agreements. Therefore, we have no research funding or collaborative payments payable to us, except for the limited revenue that has been collected under the agreements with Lilly discussed above.

We are in the development stage and have incurred significant losses since our inception. We have not generated any revenue other than the revenue under the agreements with Lilly, and do not expect to generate significant revenue for the next few years. As of September 30, 2009, we had an accumulated deficit of $145.1 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for CORLUX, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing process development and regulatory activities, as well as general and administrative expenses. We expect to continue to incur net losses over at least the next several years as we continue our CORLUX clinical development program, apply for regulatory approvals, initiate development of newly identified GR-II antagonists for various indications, continue our discovery research program, acquire and develop treatments in other therapeutic areas, establish sales and marketing capabilities and expand our operations.

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

Results of Operations

Collaboration revenue — Collaboration revenue relates to services rendered in connection with our agreements with Lilly discussed above under the caption “Overview – Management of Weight Gain Induced by Antipsychotics.” Under these agreements, Lilly agreed to supply the Zyprexa and olanzapine and pay for the costs of the studies. We were required to perform development activities as specified in the agreements and we were reimbursed based on the costs associated with the conduct of the trial and the preparation and packaging of clinical trial materials. Revenue was recognized as the services were rendered in accordance with the agreements.

No revenue was recognized under the agreements during the three-month period ended September 30, 2009; approximately $29,000 of revenue was recognized during the nine-month period then ended. During the three and nine-month periods ended September 30, 2008, we recognized approximately $66,000 of revenue. There will be no revenue under the agreements in the future as all activities required by these agreements were completed by mid-2009.

Research and development expenses — Research and development expenses include the personnel costs related to our development activities, including facilities costs and non-cash stock-based compensation, as well as the costs of discovery research, pre-clinical activities, clinical trial preparations, enrollment and monitoring expenses, regulatory costs, the costs of manufacturing development and the costs of manufacture and/or acquisition of clinical trial materials.

Research and development expenses decreased 5% to $3.1 million for the three-month period ended September 30, 2009 from $3.3 million for the comparable period in 2008. Compared to the year earlier period, there was a cost increase of approximately $460,000 related to research and preclinical work with our selective GR-II antagonists, including preparations for the submission of the IND for CORT 108297, expected later this year. There was also a cost increase of approximately $215,000 related to the study of CORLUX for the treatment of Cushing’s Syndrome. These were offset by a decrease of approximately $455,000 in clinical trial costs related to our psychotic depression program, as we scaled back our ongoing Phase 3 trial and completed reporting activities for the previous Phase 3 trials. There was a decrease of approximately $240,000 in manufacturing expenses as the year-earlier period included the acquisition and manufacture of the initial supply of materials for the CORLUX clinical trials and completion of certain manufacturing process development activities related to CORLUX. There was also a decrease of approximately $85,000 in consulting expenses.

For the nine-month period ended September 30, 2009, research and development expenses increased 13% to $10.7 million from $9.4 million for the comparable period in 2008. The increase in expenses reflects increases of approximately $1.4 million in costs related to research and preclinical work with our selective GR-II antagonists, including CORT 108297, $945,000 related to the clinical trials that commenced enrollment during 2008 in Cushing’s Syndrome and the mitigation of weight gain caused by Risperdal, $260,000 due to increases in staffing costs and $35,000 of consulting expenses. Offsetting these increases was a decrease in manufacturing expenses related to CORLUX of approximately $1.3 million due to the acquisition and manufacture during 2008 of the initial supply of materials for the CORLUX clinical trials and completion of certain manufacturing process development activities related to CORLUX.

Below is a summary of our research and development expenses by major program. All figures are in thousands.

	Three Months Ended September 30,		Nine Months Ended September 30,
Program	2009	2008	2009	2008
Psychotic Depression	$992	$1,620	$4,094	$4,330
Cushing’s Syndrome	720	410	2,103	1,051
Weight Gain Mitigation	(12)	251	563	651
Other research on selective GR-II antagonists	1,025	473	3,057	1,578
Unallocated manufacturing, regulatory, pre-clinical activities	336	476	638	1,614
Stock-based compensation	66	70	198	202

Total research and development expense	$3,127	$3,300	$10,653	$9,426

We expect that research and development expenditures will decrease slightly during the fourth quarter of 2009 as compared to the same period in 2008 as increases in the costs associated with the continued development of our proprietary selective GR-II antagonists and the continuation of our Phase 3 study in Cushing’s Syndrome will be more than offset by decreases in the costs of our psychotic depression program due to the previously announced scaling back of resources devoted to our ongoing Phase 3 study, including reducing the number of clinical sites to eight. During the fourth quarter of 2009, research and development expenditures will also decrease compared to the same quarter of 2008, due to the completion of our proof-of-concept weight gain mitigation study of CORLUX in combination with Risperdal, which contributed to costs in the fourth quarter of 2008. Research and development expenses in 2010 and future years will be largely dependent on the availability of additional funds to finance clinical development plans. See also, “Liquidity and Capital Resources”.

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

General and administrative expenses decreased 7% to $1.5 million for the three-month period ended September 30, 2009 from $1.7 million for the comparable period in 2008. This change between periods reflects a decrease of approximately $315,000 in legal expenses due primarily to a reduction in patent-related legal costs, which was offset by increases of approximately $105,000 in professional fees and consultancy expenses due primarily to preparations for the initial year of auditor attestation of the effectiveness of our internal controls in accordance with Sarbanes Oxley (SOX) section 404 and an increase of approximately $90,000 in staffing costs due primarily to the recruitment of a new chief financial officer, who commenced work with us in November 2008. Approximately $55,000 of the staffing increase in the third quarter was non-cash stock-based compensation. On October 2, 2009, the SEC announced the deferral of the requirement of auditor attestation for non-accelerated filers, such as Corcept, until fiscal years ending on or after June 15, 2010.

For the nine-month period ended September 30, 2009, general and administrative expenses increased 4% to $4.5 million from $4.3 million for the nine-month period ended September 30, 2008. This increase reflects higher staffing costs of approximately $320,000, due primarily to the recruitment of our new chief financial officer. The increase in staffing costs in the year-to-date period included a net increase in stock-based compensation of $125,000, which reflects the cost of stock options granted to our new chief financial officer, other employees and directors. During this period, there were also increases in professional fees and consultancy costs of approximately $200,000, primarily related to the costs associated with periodic filings with the SEC and the preparations for the initial year of auditor attestation under SOX section 404. These increases were offset by a decrease of approximately $415,000 in legal expenses due primarily to the reduction in patent legal costs.

The amount of general and administrative expenses during the remainder of 2009 and future years will be largely dependent on our assessment of the staff necessary to support our continued clinical development activities and the availability of additional funds. See also, “Liquidity and Capital Resources”.

Interest and other income, net — Interest and other income, net of investment management fees, was approximately $5,000 and $95,000, respectively, for the three- and nine-month periods ended September 30, 2009, compared to $290,000 and $745,000, respectively, for the comparable periods in 2008. Interest income for the three- and nine-month periods ended September 30, 2008 included approximately $145,000 and $260,000, respectively, that was earned on the note receivable issued in connection with our private placement of our common stock and warrants in March 2008 (the March 2008 Financing), which we collected in February 2009. The remainder of the decrease was attributable to lower yields on the investment portfolio and a lower level of invested funds.

Other expense — Other expense was approximately $2,000 and $5,000, respectively for the three- and nine-month periods ended September 30, 2009, compared to $955,000 and $965,000, respectively, for the same periods in 2008. Other expense in 2009 is comprised of interest expense on capitalized leases and state tax on capital, which is based on our projected capital and asset positions as of each year-end. Other expense for the three- and nine-month periods ended September 30, 2008 included approximately $945,000 of liquidated damages incurred related to the March 2008 financing.

Liquidity and Capital Resources

We have incurred operating losses since inception, and at September 30, 2009, we had an accumulated deficit of $145.1 million. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities to fund our operations.

On February 6, 2009, we collected a note receivable of $6.0 million that had been issued in March 2008 in connection with the March 2008 Financing. The note was collected in full, including all accrued interest to that date and expenses associated with the note.

At September 30, 2009, we had cash, cash equivalents and investments balances of $10.7 million, compared to $18.3 million at December 31, 2008. Net cash used in operating activities for the nine-month period ended September 30, 2009, was approximately $13.6 million, as compared to $13.9 million used in the same period of 2008. The use of cash in each period was primarily a result of our research and development activities and amounts incurred to support our administrative infrastructure. We expect cash used in operating activities during the remainder of 2009 will be approximately the same as during that period of 2008 as the increased spending on the continuation of our Cushing’s Syndrome study and the development of our selective GR-II antagonists should be offset by the decreased spending on psychotic depression and weight gain mitigation. We expect our funding requirements for operating activities will increase during later years due to the continuation and expansion of our development programs for Cushing’s Syndrome, psychotic depression and our selective GR-II antagonists, research activities, commercialization activities and general and administrative expenses.

On October 16, 2009 we sold common stock and warrants in a private placement generating gross proceeds of approximately $18.0 million. Also, in late October, we sold common stock to Kingsbridge under the CEFF generating an additional $250,000. With the completion of our $18.0 million financing which closed October 16, 2009 and the sales to Kingsbridge, we believe that we have sufficient capital resources to maintain our operations through the end of 2010, including the planned completion of enrollment of our Phase 3 Cushing’s Syndrome trial, the continuation of enrollment in our Phase 3 psychotic depression trial, and the submission of an IND for CORT 108297, one of our proprietary, selective GR-II antagonists.

We will have to perform additional clinical trials prior to submission of NDAs for CORLUX for the treatment of Cushing’s Syndrome or the psychotic features of psychotic depression. We will need to raise additional funds to prepare for the commercialization of CORLUX for either of these indications and to continue and expand the development of our proprietary selective GR-II antagonists.

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

In March 2008, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge), a private investment group. Under the terms of the agreement, Kingsbridge committed to provide up to $60 million of capital in exchange for newly-issued shares of our common stock for a period of up to three years after the Securities and Exchange Commission declares effective the registration statement filed by us covering the resale of the shares of common stock issuable in connection with the CEFF and the shares of common stock underlying the warrant issued to Kingsbridge. The maximum number of shares that can be sold by us under this agreement is approximately 9.6 million shares. Under the terms of the agreement, the determination of the exact timing and amount of any CEFF financings will be made solely by us, subject to certain conditions. The agreement currently requires a minimum stock price of $1.50 per share to allow us to issue shares to Kingsbridge under the CEFF. Based on the volume weighted average price on the NASDAQ Capital Market for our common stock for the period from March 25, 2008, the date of the signing of the Kingsbridge CEFF, through November 6, 2009, the maximum amount of net proceeds that could be raised under the CEFF is approximately $17 million. Over the 60 trading day period ended November 6, 2009, the price for our common stock on the NASDAQ Capital Market has ranged from $1.00 to $3.10. The actual amount of funds that can be raised under this agreement will be dependent on the number of shares actually sold under the agreement and the market value of our stock during the pricing periods of each sale.

At any point in time we may have approximately $150,000 to $1.5 million in our bank operating account with a third party financial institution. While we monitor the cash balance in our operating account and transfer the funds in only as needed, these cash balances could be impacted if the underlying financial institution were to fail or could be subject to other adverse conditions in the financial markets. On October 23, 2008, the Federal Deposit Insurance Corporation (FDIC) implemented its Temporary Liquidity Guarantee Program. Under this program, non-interest bearing commercial accounts are insured to an unlimited amount through June 30, 2010, thus mitigating our exposure to any possible bank failure. To date, we have experienced no loss or lack of access to cash in our operating accounts.

As a result of volatile market conditions, the cost and availability of capital has been and may continue to be adversely affected by illiquid capital markets. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business consumer spending may adversely affect our liquidity and financial condition, including our ability to access the capital markets to meet liquidity needs.

Contractual Obligations and Commercial Commitments

On January 15, 2009, we signed an agreement for the manufacture of materials and pre-clinical testing in regard to our selective GR-II antagonist, CORT 108297, with a commitment of approximately $835,000, which is expected to be expended during 2009.

In June 2009, we amended our agreements with two vendors that are providing services in connection with our ongoing Phase 3 clinical trial in psychotic depression to reduce the amounts of commitments under the agreements with these organizations by approximately $5.0 million in accordance with the reduction in the near-term scope of activities under these trials. However, we view the reduction in these commitments as a temporary measure as it is our intent to continue the conduct of this trial to its conclusion, assuming the availability of sufficient capital for this purpose.

In October 2009, we signed agreements with a contract research organization for the conduct of two of the NDA-supportive studies for aggregate commitments of approximately $1.0 million, the majority of which will be expended during the remainder of 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, with the exception of the operating lease for our office space.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. During the three-month period ended September 30, 2009, we have not made any significant changes to our critical accounting polices and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The primary objective of our investment activities is to preserve principal. As of September 30, 2009, our cash and cash equivalents consisted of money market funds maintained at major U.S. financial institutions. To minimize our exposure to interest rate risk, we limit the maturities of our investments to less than two years with an average maturity not to exceed one year. Due to the short-term nature of these instruments, a 1% increase or decrease in market interest rates would not have a material impact on the total value of our portfolio as of September  30, 2009.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on their evaluation as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was 1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Changes in internal controls. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although our pivotal Phase 3 clinical trial in Cushing’s Syndrome only requires 50 patients, both site selection and enrollment could be an extended process. Delays in selection and initiation of clinical trial sites and/or patient enrollment could extend the time and cost for completion of the trial.

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

Any delays in the process of identifying and recruiting the clinical sites or identifying and screening the patients for enrollment in the study could delay the completion of the study or increase the cost.

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

We anticipate that our existing capital resources will be sufficient to fund our current operating plan through the end of 2010. However, our expectations are based on our currently planned clinical development and research programs for CORLUX and for certain of our proprietary, selective GR-II antagonists, which may change as a result of many factors, including:

•	the costs, timing of site selection and enrollment of our clinical trials;

•	the results of our research efforts and clinical trials;

•	the need to perform additional clinical trials and other supportive studies;

•	the need to establish a second source for CORLUX tableting;

•	the timing of the approval by the FDA, if any, to market CORLUX for the treatment of Cushing’s Syndrome or for the treatment of the psychotic features of psychotic depression;

•	developments or disputes concerning patents or proprietary rights, including announcements of claims of infringement, interference or litigation against us or our licensors;

•	actual or anticipated fluctuations in our operating results;

•	changes in our growth rates;

•	changes in our research development plans for our proprietary, selective GR-II antagonists;

•	the timing of commercialization of CORLUX and future product candidates; and

•	changes in the reimbursement policies of third-party insurance companies or government agencies.

Consequently, we may need additional funding sooner than anticipated. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

We cannot be certain that additional funding will be available on acceptable terms or at all. Even though we raised approximately $18.0 million in October 2009, through a private placement of our common stock and warrants, and an additional $250,000 in late October under our CEFF with Kingsbridge, market and economic conditions may make it difficult for us to raise any additional capital. The sale of common stock and warrants during the fourth quarter of 2009 has been dilutive to stockholders and any exercise of outstanding warrants and additional equity financing could cause further dilution to stockholders. Debt financing, if available, may involve restrictive covenants. If we obtain funds through collaborations with others, these arrangements may be on unfavorable terms or may require us to relinquish certain rights to our technologies or product candidates, including potentially our lead product candidate that we would otherwise seek to develop on our own. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or we may be required to discontinue operations.

The Committed Equity Financing Facility (CEFF) that we entered into with Kingsbridge in March 2008 may not be available to us at certain times, may generate a lower level of funding than we anticipate, may require us to make additional “blackout” or other payments to Kingsbridge, and will result in dilution to our stockholders.

Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock, currently set at $1.50 per share; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; the effectiveness and continued effectiveness of the resale registration statement; and the continued listing of our stock on the Nasdaq Capital Market. Over the 60 trading day period ended November 6, 2009, the price for our common stock on the NASDAQ Capital Market has ranged from $1.00 to $3.10. The actual amount of funds that can be raised under this agreement will be dependent on the number of shares actually sold under the agreement and the market value of our stock during the pricing periods of each sale.

On June 10, 2008, the SEC declared effective our registration statement with the SEC covering the resale of approximately 3.6 million of the shares issuable under the CEFF and the shares issuable upon the exercise of the warrant issued to Kingsbridge. This registration statement covers approximately 37% of the 9.6 million shares of our common stock issuable pursuant to the CEFF and all of the 330,000 shares of our common stock issuable upon exercise of the warrant issued to Kingsbridge.

We intend to file additional registration statements covering the resale of additional shares of our common stock issuable pursuant to the CEFF beginning on the later of 60 days after Kingsbridge and its affiliates have resold substantially all of the securities registered for sale under this initial registration statement or six months after the effective date of this registration statement. These subsequent registration statements are subject to our ability to prepare and file them and may be subject to review and comment by the Staff of the SEC, as well as consent by our independent registered accounting firm. Therefore, the timing of these subsequent registration statements becoming effective cannot be assured. The effectiveness of these subsequent registration statements is a condition precedent to our ability to sell the shares of common stock subject to these subsequent registration statements to Kingsbridge under the CEFF. We cannot assure you that these registration statements will be declared effective or, if declared effective, that they will remain continuously effective thereafter.

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

We have incurred losses since inception and anticipate that we will incur continued losses for at least several years.

We are a development stage company with no current source of product revenue. We have a limited history of operations and have focused primarily on clinical trials, and if the outcome of our clinical trials supports it, we plan to seek FDA regulatory clearance to market CORLUX for the treatment of Cushing’s Syndrome and for the treatment of the psychotic features of psychotic depression. Historically, we have funded our operations primarily from the sale of our equity securities. We have incurred losses in each year since our inception in 1998. As of September 30, 2009, we had an accumulated deficit of $145.1 million. We do not know when or if we will generate product revenue. Subject to our ability to raise additional funds, we expect our research and development expenses to increase in connection with the clinical trials and other development activities for CORLUX and for other product candidates. We expect to incur significant expenses related to the preparation for commercializing CORLUX and for the product’s launch, if the FDA approves our NDA. As a result, we expect that our losses will increase for at least the next several years. We are unable to predict the extent of any future losses or whether or when we will become profitable.

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

Thus far we have seen a higher than anticipated incidence of potential patients who do not meet appropriate criteria for entrance into our trial for diagnostic and other clinical reasons during the screening of patients for Study 14. We believe that this is the result of improved accuracy in the screening process resulting from the use of the MedAvante centralized rating services as an additional step in the selection of patients appropriate for inclusion in the study. While we anticipate that the incidence of patients who do not meet the appropriate criteria for enrollment in the trial will decrease over time as the investigators improve their ability to identify potential patients for inclusion in the study and we identify which clinical trial sites have the greatest access to our targeted patient population, we cannot assure you that this will be the case. In addition, in March 2009, we announced that, in order to conserve financial resources, we scaled back our planned rate of spending on this trial and extended the timeline for its completion. We have completed the implementation of this strategy which included reducing the number of clinical sites to eight. A continued lower enrollment rate could result in delays in the timing of anticipated completion of the trial and increased study costs over the longer term.

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

The Orphan Drug Designation for CORLUX for the treatment of endogenous Cushing’s Syndrome may not provide protection from competition and other benefits as anticipated.

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

If CORLUX or future product candidates conflict with the patents of others or if we become involved in other intellectual property disputes, we may have to engage in costly litigation or obtain a license and we may be unable to commercialize our product candidates.

Our success depends in part on our ability to obtain and maintain adequate patent protection for the use of CORLUX for the treatment of the psychotic features of psychotic depression and other potential uses of GR-II antagonists. If we do not adequately protect our intellectual property, competitors may be able to use our intellectual property and erode our competitive advantage.

To date, we own seven issued U.S. method of use patents and have exclusively licensed three issued U.S. method of use patents, with a number of corresponding foreign patents or patent applications. We have eight U.S. method of use patent applications for GR-II antagonists. We own one composition of matter patent and have two composition of matter patent applications covering specific GR-II antagonists pending. We have applied, and will continue to apply, for patents covering our product candidates as we deem appropriate.

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

Our patent applications and patents licensed or issued to us may be challenged by third parties and our patent applications may not result in issued patents. For example, in 2004, Akzo Nobel, which was subsequently acquired by Schering Plough, filed an observation challenging the claims of our exclusively licensed European patent application with claims directed to psychotic depression. In 2005, we filed a rebuttal to the EPO that responded to the points raised by Akzo Nobel. In February 2006, the EPO allowed our patent application and in July 2006, this patent was issued. In April 2007 we received notification that there will be no opposition proceedings in Europe in regards to this patent.

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

We have an exclusive license from Stanford University to a patent covering the use of GR-II antagonists, including mifepristone, for the treatment of psychotic depression. A method of use patent covers only a specified use of a particular compound, not a particular composition of matter. All of our issued patents and all but three of our eleven U.S. patent applications are method of use patents. Because none of our issued patents covers the composition of mifepristone, we cannot prevent others from commercializing mifepristone in indications not covered by our method of use patents. If others receive approval to manufacture and market mifepristone or any other GR-II antagonist, physicians could prescribe mifepristone or any other GR-II antagonist for patients with psychotic depression instead of CORLUX. Although any such “off-label” use would violate our licensed patent, effectively monitoring compliance with our licensed patent may be difficult and costly. In addition, if others develop a treatment for psychotic depression that works through a mechanism which does not involve the GR-II receptor, physicians could prescribe that treatment instead of CORLUX.

In addition, we cannot be assured that patients will not obtain mifepristone from other sources. As with other pharmaceutical products, patients may be able to purchase mifepristone through the internet or black market. Mifepristone is also sold in the United States by Danco Laboratories for the termination of early pregnancy. While distribution is limited to a single dose provided in the physician’s office and covered by other restrictions, we cannot be certain that Cushing’s Syndrome patients may not be able to obtain mifepristone from this source.

The composition of matter patents on our families of novel selective glucocorticoid antagonists may not be issued and we would not be able to prevent competition from others.

We have filed composition of matter patent claims on three families of novel selective glucocorticoid antagonists but not all of these have been issued. These have been filed internationally, with applications for two of the three families already granted in Europe. In the United States, an application for one of the three families has been issued and the application for another one of the families is in active prosecution and moving toward allowance. Examination has not yet begun in the U.S. on our third novel selective GR-II family. We cannot be certain that these patents will be issued to us. If these patents are not issued we may not be able to prevent others from developing competing compounds. The competing products could be prescribed by physicians instead of those developed by us.

Our efforts to discover, develop and commercialize new product candidates beyond CORLUX are at a very early stage. If we fail to identify and develop additional uses for GR-II antagonists, we may be unable to market additional products.

To develop additional potential sources of revenue, we believe that we must identify and develop additional product candidates. We own or have exclusively licensed issued U.S. patents covering the use of GR-II antagonists to treat psychotic depression, weight gain due to treatment with antipsychotic medication, early dementia, mild cognitive impairment, psychosis associated with cocaine addiction, delirium, gastroesophageal reflux disease, Down’s Syndrome and stress disorders. In addition, we have eight U.S. method of use patent applications covering GR-II antagonists for the treatment of a number of other metabolic and psychiatric disorders and three U.S. composition of matter patent applications covering specific GR-II antagonists.

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

Combination medicinal therapy consists of the use of antipsychotic and antidepressant medicines, not currently approved for the treatment of psychotic depression. The antipsychotics are prescribed for off-label use by physicians to treat the psychotic features of psychotic depression, which is the clinical target of CORLUX. Antipsychotics include Bristol-Myers Squibb’s Abilify, Novartis’ Clozaril, Pfizer’s Geodon and Navane, Ortho-McNeil’s Haldol, Janssen Pharmaceutica’s Risperdal, AstraZeneca’s Seroquel, GlaxoSmithKline’s Stelazine and Thorazine, Mylan’s Mellaril, Schering Corporation’s Trilafon and Eli Lilly’s Zyprexa. CORLUX may not compete effectively with these established treatments. We are aware of one clinical trial conducted by Organon, for a new chemical entity for the treatment of psychotic depression. Organon was the pharmaceutical division of Akzo Nobel, which was purchased by Schering Plough. Organon’s new chemical entity is a GR-II antagonist, the commercial use of which would be covered by our patent. As discussed above, in 2004, Akzo Nobel filed an observation in our exclusively licensed European patent application with claims directed to psychotic depression, in which it challenged the claims of that patent application. In 2005, we filed a rebuttal to the EPO that responded to the points raised by Akzo Nobel. In February 2006, the EPO allowed our patent application. In July 2006, the patent was issued. As of the time of filing of this report, we are not aware of any other public disclosures by any company, regarding the development of new products to treat psychotic depression.

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

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended November 6, 2009, our average daily trading volume has been approximately 32,000 shares and the intra-day sales prices per share of our common stock on the NASDAQ Capital Market has ranged from $0.73 to $3.10. As of November 6, 2009, our officers, directors and principal stockholders control approximately 60% of our common stock. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

The registration rights agreement covering the approximately 8.9 million shares of our common stock issued in a private offering in March 2008 and an additional approximately 4.5 million shares of common stock underlying warrants issued in connection with the offering provided that if we failed to file or cause to be declared effective the registration statement covering the resale of these shares prior to a specified deadlines, or failed to maintain the effectiveness of such registration statement (subject to limited permissible suspension periods), we would be required to pay the holders of such shares and warrants liquidated damages at the rate of 1% of the purchase price of these shares and warrants per month, up to a total of 10%. The registration statement covering the resale of the shares and shares underlying the warrants sold in this transaction was declared effective by the SEC in November 2008. Since this registration statement was not declared effective within the time frame specified in the registration rights agreement, we became obligated to pay the investors in this financing liquidated damages of approximately $1.3 million in 2008. As noted above, if we fail to maintain the effectiveness of this registration statement, we may be obligated to pay additional liquidated damage amounts in the future.

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

As of November 6, 2009, our officers, directors and principal stockholders control approximately 60% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

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

In addition, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. This requirement first applied to our annual report on Form 10-K for the year ended December 31, 2007. This same legislation also requires that the independent registered public accounting firm auditing our financial statements must attest to and report on the effectiveness of our internal controls over financial reporting. The SEC postponed the initial compliance date for this requirement for smaller reporting companies and, under a recent rule change by the SEC that is effective December 15, 2009, the requirement for the auditor’s attestation and report will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2010. Uncertainty exists regarding our ability to comply with these requirements by applicable deadlines and to maintain compliance in future years. If we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting in 2009 or in future years or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting as of the required deadline in 2010 and as of future year ends, investors could lose confidence in the reliability of our financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 12, 2009, we entered into a Securities Purchase Agreement (Purchase Agreement) with the purchasers named therein (Purchasers). Pursuant to the Purchase Agreement, we agreed to sell an aggregate of 12,596,475 shares (Shares) of common stock, par value $0.001, and warrants (Warrants) with an exercise price of $1.66 per share to purchase an aggregate of 4,408,773 shares of common stock, par value $0.001, to the Purchasers. The Shares and Warrants were sold at a purchase price of $1.43 per “unit,” which consisted of one Share of common stock and a Warrant to purchase 0.35 shares of common stock, for aggregate gross proceeds of approximately $18 million (Offering). The Offering closed on October 16, 2009. Investors participating in the Offering include Longitude Venture Partners, L.P., Sutter Hill Ventures and Alta Partners, LLP, venture capital firms that are all significant shareholders, as well as various entities and individuals related to these firms. Purchasers who were not previously shareholders included Ingalls & Snyder and Federated Kaufmann Funds. The Purchasers also include trusts and other entities related to members of the Company’s Board of Directors, including G. Leonard Baker, Jr., Joseph C. Cook, Patrick G. Enright, David L. Mahoney and Edward E. Penhoet, Ph.D., and other accredited investors. Mr. Enright is a managing director of Longitude Venture Partners, L.P. Mr. Baker is a partner and managing director of Sutter Hill Ventures. Dr. Penhoet is a director of Alta Partners, LLP.

In connection with the Purchase Agreement, on October 12, 2009, we entered into a Registration Rights Agreement (Registration Rights Agreement) with the Purchasers. Pursuant to the Registration Rights Agreement, we agreed to prepare and file a registration statement with the Securities and Exchange Commission (SEC) on or prior to November 16, 2009 for purposes of registering the resale of the Shares, the shares of common stock issuable upon exercise of the Warrants, and any shares of common stock issued as a dividend or other distribution with respect to the Shares or shares underlying the Warrants. We agreed to use our reasonable best efforts to cause this registration statement to be declared effective by the SEC within 90 days after the closing of the offering (105 days in the event the registration statement is reviewed by the SEC). We also agreed, among other things, to indemnify the selling holders under the registration statements from certain liabilities and to pay all fees and expenses (excluding underwriting discounts and selling commissions and all legal fees of any selling holder) incident to our obligations under the Registration Rights Agreement. We expect to use the net proceeds from the Offering to fund the completion of enrollment in its Phase 3 trial of CORLUX for Cushing’s Syndrome and the submission of its Cushing’s Syndrome NDA, as well as for general corporate purposes, including working capital.

The financing is exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) the Securities Act of 1933, as amended, and Regulation D under the Securities Act of 1933, as amended.

The securities sold and issued in connection with the Purchase Agreement have not been registered under the Securities Act of 1933, as amended, or any state securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
4.1	Form of Warrant issued in connection with the Securities Purchase Agreement by and among Corcept Therapeutics Incorporated and the purchasers named therein, dated October 12, 2009.

4.2	Registration Rights Agreement by and among Corcept Therapeutics Incorporated and the investors signatory thereto, dated October 12, 2009.

10.1	Securities Purchase Agreement by and among Corcept Therapeutics Incorporated and the purchasers named therein, dated October 12, 2009.

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Caroline M. Loewy.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Caroline M. Loewy.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date: November 12, 2009	/s/ JOSEPH K. BELANOFF
Joseph K. Belanoff, M.D. Chief Executive Officer

Date: November 12, 2009	/s/ CAROLINE M. LOEWY
Caroline M. Loewy
Chief Financial Officer
(Principal financial officer)

Exhibit Index

Exhibit Number	Description of Document
4.1	Form of Warrant issued in connection with the Securities Purchase Agreement by and among Corcept Therapeutics Incorporated and the purchasers named therein, dated October 12, 2009.

4.2	Registration Rights Agreement by and among Corcept Therapeutics Incorporated and the investors signatory thereto, dated October 12, 2009.

10.1	Securities Purchase Agreement by and among Corcept Therapeutics Incorporated and the purchasers named therein, dated October 12, 2009.

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Caroline M. Loewy.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Caroline M. Loewy.