Form 10-Q
period 2010-03-31
CORCEPT THERAPEUTICS INC
filed 2010-05-11
CIK 1088856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

On May 7, 2010 there were 67,031,362 shares of common stock outstanding at a par value $.001 per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended and should be read in conjunction with the “Risk Factors” section of this Form 10-Q. All statements contained in this Form 10-Q other than statements of historical fact are forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “should,” “seeks” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements may include, but are not limited to, statements about:

•	the progress and timing of our research, development and clinical programs and the timing of regulatory activities;

•	estimates of the dates by which we expect to report results of our clinical trials and the anticipated results of these trials;

•	the timing of the market introduction of CORLUX® and future product candidates, including CORT 108297;

•	our ability to market, commercialize and achieve market acceptance for CORLUX or other future product candidates, including CORT 108297;

•	uncertainties associated with obtaining and enforcing patents;

•	our estimates for future performance.; and

•	our estimates regarding our capital requirements and our needs for, and ability to obtain, additional financing.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(In thousands)

	March 31, 2010	December 31, 2009
	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$18,548	$23,867
Prepaid expenses and other current assets	581	553

Total current assets	19,129	24,420
Property and equipment, net of accumulated depreciation	7	10
Other assets	80	81

Total assets	$19,216	$24,511

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$1,023	$1,270
Accrued clinical expenses	692	709
Accrued compensation	225	210
Obligations under capital lease, short-term	4	6
Other accrued liabilities	199	224

Total current liabilities	2,143	2,419

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	63	62
Additional paid-in capital	173,418	172,369
Notes receivable from stockholders	(97)	(101)
Deficit accumulated during the development stage	(156,311)	(150,238)

Total stockholders’ equity	17,073	22,092

Total liabilities and stockholders’ equity	$19,216	$24,511

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Period from inception (May 13, 1998) to March 31, 2010
	2010	2009
Collaboration revenue	$—	$24	$1,014

Operating expenses:
Research and development*	4,489	4,184	118,700
General and administrative*	1,575	1,374	42,337

Total operating expenses	6,064	5,558	161,037

Loss from operations	(6,064)	(5,534)	(160,023)

Interest and other income, net	2	86	5,329
Other expense	(11)	(2)	(1,617)

Net loss	$(6,073)	$(5,450)	$(156,311)

Basic and diluted net loss per share	$(0.10)	$(0.11)

Weighted average shares outstanding used in computing basic and diluted net loss per share	62,655	49,763

* Includes non-cash stock-based compensation consisting of the following:

Research and development	$63	$64	$5,339
General and administrative	421	360	9,982

Total non-cash stock-based compensation	$484	$424	$15,321

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,		Period from inception (May 13, 1998) to March 31, 2010
	2010	2009
Operating activities
Net loss	$(6,073)	$(5,450)	$(156,311)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization of property and equipment	3	3	113
Expense related to stock options, net of reversals	484	424	14,947
Expense related to stock issued for services or in conjunction with license agreement	—	—	95
Expense related to stock issued below fair value	—	—	522
Interest accrued on convertible promissory note	—	—	104
Settlement of liquidated damages in stock	—	—	1,281
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(28)	942	(581)
Other assets	1	(4)	(80)
Accounts payable	(247)	267	1,023
Accrued clinical	(17)	336	692
Other liabilities	(10)	(182)	424

Net cash used in operating activities	(5,887)	(3,664)	(137,771)

Investing activities
Purchases of property and equipment	—	—	(61)
Purchases of short-term and long-term investments	—	—	(118,320)
Maturities of short-term investments	—	2,144	118,320

Net cash provided by (used in) investing activities	—	2,144	(61)

Financing activities
Proceeds from issuance of common stock and warrants, including collection of notes receivable, net of issuance costs	570	6,000	114,514
Proceeds from issuance of convertible preferred stock, net of cash paid for issuance costs	—	—	40,378
Proceeds from issuance of convertible notes	—	—	1,543
Principal payments of obligations under capital leases	(2)	(2)	(55)

Net cash provided by financing activities	568	5,998	156,380

Net increase (decrease) in cash and cash equivalents	(5,319)	4,478	18,548
Cash and cash equivalents, at beginning of period	23,867	14,716	—

Cash and cash equivalents, at end of period	$18,548	$19,194	$18,548

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Corcept Therapeutics Incorporated (the “Company” or “Corcept”) was incorporated in the state of Delaware on May 13, 1998, and its facilities are located in Menlo Park, California. Corcept is a pharmaceutical company engaged in the development of drugs for the treatment of severe metabolic and psychiatric disorders.

The Company’s primary activities since incorporation have been establishing its offices, recruiting personnel, conducting research and development, performing business and financial planning, raising capital, and overseeing clinical trials. Accordingly, the Company is considered to be in the development stage.

The accompanying unaudited balance sheet as of March 31, 2010, statements of operations for the three-month periods ended March 31, 2010 and 2009, and statements of cash flows for the three-month periods ended March 31, 2010 and 2009 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2009 has been derived from audited financial statements at that date.

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

As reflected in the accompanying financial statements as of March 31, 2010, the Company had cash and cash equivalents of $18.5 million, working capital of $17.0 million and an accumulated deficit of $156.3 million. In April 2010, the Company raised an additional $7.7 million of funds through the issuance of common stock upon the exercise of existing warrants and the sale of new warrants to purchase shares of its common stock. (See Note 9 – Subsequent Events.) The Company has sufficient funds to maintain its operations into the second quarter of 2011, including the planned completion of its Phase 3 Cushing’s Syndrome trial, the planned submission of a New Drug Application (NDA) for CORLUX for the treatment of Cushing’s Syndrome, the Company’s lead product, to the United States Food and Drug Administration (FDA) for this indication, the continuation of enrollment in its Phase 3 psychotic depression trial and the conduct of its Phase 1 trials for CORT 108297, one of its proprietary, selective GR-II antagonists.

The Company will need to raise additional funds in order to sustain its operations at anticipated levels beyond early in the second quarter of 2011. Although the Company’s management recognizes the need to raise funds in the future, there can be no assurance that the Company will be successful in consummating any such transaction, or, if the Company does consummate such a transaction, that the terms and conditions of such financing or any partnership will not be unfavorable to it. Any failure by the Company to obtain additional funding will have a material effect upon it and will likely result in the Company’s inability to continue its operations as currently planned beyond that time.

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

Cash, Cash Equivalents

The Company invests its excess cash in bank deposits, money market funds maintained at major U.S. financial institutions, commercial paper and corporate debt securities issued by major corporations with high credit ratings from the major rating services, and obligations of the U.S. government and U.S. government sponsored entities. The Company considers all highly liquid investments purchased with maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost.

Credit Risks and Concentrations

The Company’s concentration of credit risk consists of cash, cash equivalents, and short-term investments. The Company is exposed to credit risk in the event of default by the financial institutions holding the cash, cash equivalents, and short-term investments to the extent of the amount recorded on the balance sheet. This risk is mitigated by investing in securities with high credit ratings from the major rating services and by limiting the amount of investment in any one issuer. As of March 31, 2010 and December 31, 2009, the Company had no investments in mortgage-backed securities or auction rate securities.

While the Company monitors the cash balance in its checking account and transfers the funds in only as needed, these cash balances could be impacted if the underlying financial institution were to fail or could be subject to other adverse conditions in the financial markets. On October 23, 2008, the Federal Deposit Insurance Corporation (FDIC) implemented its Temporary Liquidity Guarantee Program. Under this program, non-interest bearing commercial accounts are insured to an unlimited amount through June 30, 2010, thus mitigating the Company’s exposure to potential bank failure. To date, the Company has not experienced any loss or lack of access to cash in its operating accounts or money market funds.

The Company also has a concentration of risk in regard to the manufacture of its product. The Company has a single source supplier for the manufacture of CORLUX tablets. If this supplier is unable to prepare the CORLUX tablets in the quantities and time frame required, the Company may not be able to manufacture its product in a timely manner.

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

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

Research and Development

Research and development expenses consist of costs incurred for Company-sponsored research and development activities. These costs include direct expenses and research-related overhead expenses, including the cost of funding clinical trials, pre-clinical studies, manufacturing development and the contract development of second-generation compounds, and are expensed as incurred. Costs to acquire technologies and materials that are utilized in research and development and that have no alternative future use are expensed when incurred.

Segment Reporting

Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, which is involved in the development of pharmaceutical products.

Stock-Based Compensation

Stock-based compensation for employee and director options

Since January 1, 2006, the Company has accounted for stock-based compensation related to option grants to employees and directors under the fair value method, based on the fair value of the award at the grant date. For service awards, expense is recognized over the requisite service period. For performance-based awards, expense will begin to be recognized at such time as there is a high degree of probability (i.e., greater than 70%) of achieving the required performance criteria.

Stock-based compensation expense related to non-employees

Expense is recognized for options granted to non-employees based on the fair-value of the option grants at the time of vesting.

Recently Issued Accounting Standards

Milestone Method of Revenue Recognition

On March 31, 2010, the Financial Accounting Standards Board ratified the conclusions reached by its Emerging Issues Task Force that the milestone method of revenue recognition is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, the guidance states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The milestone method is not required and is not the only acceptable method of revenue recognition for milestone payments.

This guidance also indicates that, in order to recognize the revenue, certain criteria must be met, including the requirement that the activities leading up to the achievement of the milestone must be conducted by the entity in order to be recognized as milestone revenue. A milestone is defined in the guidance as an event: (a) that can only be achieved based in whole or in part on either (1) the entity’s performance or (2) on the occurrence of a specific outcome resulting from the entity’s performance, (b) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (c) that would result in additional payments being due to the entity. Therefore, a milestone does not include events for which the occurrence is contingent solely on the passage of time or solely on a customer’s performance.

The new guidance is effective for fiscal years beginning on or after June 15, 2010 and interim periods within those years. The adoption of the new standard is not expected to have a material effect on the Company’s financial statements as it does not currently have any arrangements to which the standard would apply.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

2. Fair Value

As of March 31, 2010 and December 31, 2009, the Company’s financial assets were invested in a money market fund, which can be converted to cash at par on demand. These funds, which totaled $16.7 million and $23.0 as of March 31, 2010 and December 31, 2009, respectively, were measured at fair value, which approximates cost, as of the respective dates and were classified as Level 1 assets in the fair value hierarchy for financial assets.

There were no realized gains or losses on investments during the three-month periods ended March 31, 2010 and 2009.

3. Other Accrued Liabilities

The following table presents the components of other accrued liabilities as of the dates presented. All amounts are in thousands.

	March 31, 2010	December 31, 2009
Professional fees	$102	$186
Legal fees	46	—
Other	51	38

Total	$199	$224

4. Commitments

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

5. Capital Stock

In January 2010, the Company sold 229,031 shares of common stock to Kingsbridge Capital Limited under the Committed Equity Financing Facility (CEFF) at an average cost of $2.73 per share, for total gross proceeds of $625,000.

See Note 9 – Subsequent Events for a discussion of shares issued in April 2010 upon the exercise of warrants and the sale of new warrants to purchase shares of the Company’s common stock.

6. Stock Option Plans

The Company has two stock option plans – the 2000 Stock Option Plan (the 2000 Plan) and the 2004 Equity Incentive Plan (the 2004 Plan). All option grants under the 2000 Plan are fully vested, with grants covering approximately 360,000 shares remaining outstanding as of March 31, 2010, with contractual lives expiring in 2010 through 2014. Vested shares under this plan that are not exercised within the remaining contractual life will expire on that date and not be added to the pool of shares available for future grant.

In 2004, the Company’s board of directors and stockholders approved the 2004 Plan, which became effective upon the completion of the Company’s initial public offering (IPO), after which time, no additional options have been or will be issued under the 2000 Plan. Under the 2004 Plan, options, stock purchase and stock appreciation rights and restricted stock awards can be issued to employees, officers, directors and consultants of the Company. The 2004 Plan provides that the exercise price for incentive stock options will be no less than 100% of the fair value of the Company’s common stock, as of the date of grant. Options granted under the 2004 Plan vest over periods ranging from one to five years. The vesting period of the options is generally equivalent to the requisite service period.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

In December 2009, the Board of Directors authorized an increase of 2,498,987 shares in the shares available under the 2004 Plan that was effective on January 1, 2010.

7. Comprehensive Loss

Comprehensive loss is comprised of net loss and the change in unrealized gains and losses on available-for-sale securities. The following table presents the components of comprehensive loss for the periods presented. All figures are in thousands.

	Three Months Ended March 31,
	2010	2009
Net loss as reported	$(6,073)	$(5,450)
Change in unrealized gain	—	1

Comprehensive net loss	$(6,073)	$(5,449)

8. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during each period. The computed net loss per share for each period, including the number of weighted-average shares outstanding, is shown on the face of the statements of operations.

The following table presents information on securities outstanding as of the end of each period that could potentially dilute the per share data in the future. All figures are in thousands.

	March 31,
	2010	2009
Warrants outstanding	9,200	4,792
Stock options outstanding	7,388	6,832

Total	16,588	11,624

See Note 9 – Subsequent Events for a discussion of shares issued in April 2010 upon the exercise of warrants and the sale of new warrants.

9. Subsequent Events

On April 21, 2010, the Company issued approximately 4.3 million shares of its common stock upon the exercise of warrants that had been issued in a private placement transaction in October 2009 and sold new warrants to the same investors to purchase a total of approximately 4.3 million shares of its common stock. The new warrants are exercisable through April 21, 2013 at an exercise price of $2.96 per share. The total gross proceeds generated in this transaction was approximately $7.7 million, before the offset of issuance costs. Approximately 40% of the securities sold in this transaction were purchased by venture capital funds, trusts and other entities affiliated with members of the Company’s Board of Directors, with the remainder being purchased by other qualified investors.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a pharmaceutical company engaged in the discovery and development of drugs for the treatment of severe metabolic and psychiatric disorders. Our focus is on those disorders that are associated with a steroid hormone called cortisol. Elevated levels and abnormal release patterns of cortisol have been implicated in a broad range of human disorders. Since our inception in May 1998, we have been developing our lead product, CORLUX, a potent glucocorticoid receptor II (GR-II) antagonist that blocks the activity of cortisol. We have also discovered three series of novel selective GR-II antagonists and have moved CORT 108297, a compound from one of these series, into clinical development.

Cushing’s Syndrome

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

The Investigational New Drug application (IND) for the evaluation of CORLUX for the treatment of Cushing’s Syndrome was opened in September 2007. The United States Food and Drug Administration (FDA) has indicated that our single 50-patient open-label study may provide a reasonable basis for the submission of a New Drug Application (NDA) for this indication. On May 3, 2010, we announced that we had enrolled 45 of the planned 50 patients in our open-label Phase 3 trial of CORLUX in patients with Cushing’s Syndrome and that the remaining patients are now being screened to enable completion of enrollment in the coming weeks. We expect to announce results of this study in the fourth quarter of this year and to submit our NDA for the use of CORLUX in Cushing’s Syndrome by year-end 2010.

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

In March 2008, we began enrollment in Study 14, our ongoing Phase 3 trial in psychotic depression. The protocol for this trial incorporates what we have learned from our three previously completed Phase 3 trials. It attempts to address the established relationship between increased drug plasma levels and clinical response and attempts to decrease the random variability observed in the results of the psychometric instruments used to measure efficacy. In one of the previously completed Phase 3 trials, Study 06, we prospectively tested and confirmed that patients whose plasma levels rose above a predetermined threshold statistically separated from both those patients whose plasma levels were below the threshold and those patients who received placebo; this threshold was established from data produced in earlier studies.

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

Antipsychotic-induced Weight Gain Mitigation

In 2005, we published the results of studies in rats that demonstrated that CORLUX both reduced the weight gain associated with the ongoing use of olanzapine and mitigated the weight gain associated with the initiation of treatment with olanzapine (the active ingredient in Zyprexa). This study was paid for by Eli Lilly and Company (Eli Lilly).

During 2007 we announced positive results from our clinical proof-of-concept study in lean healthy male volunteers evaluating the ability of CORLUX to mitigate weight gain associated with the use of Zyprexa. The results showed a statistically significant reduction in weight gain in those subjects who took Zyprexa plus CORLUX compared to those who took Zyprexa plus placebo. Also, the addition of CORLUX to treatment with Zyprexa had a beneficial impact on secondary metabolic measures such as fasting insulin, triglycerides and abdominal fat, as indicated by waist circumference. Eli Lilly provided Zyprexa and financial support for this study. In January 2009 we announced positive results from a similar proof-of-concept study evaluating the ability of CORLUX to mitigate weight gain associated with the use of Johnson & Johnson’s Risperdal. This study, which began in 2008, confirmed the earlier results seen with CORLUX and Zyprexa, demonstrating a statistically significant reduction in weight and secondary metabolic endpoints of fasting insulin, triglycerides and abdominal fat, as indicated by waist circumference. The results from the study of CORLUX and Risperdal were presented at several scientific conferences, including the American Diabetes Association meeting in June 2009.

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

Research

In 2003, we initiated a discovery research program to identify and patent selective GR-II antagonists to develop a pipeline of products for proprietary use. Three distinct series of GR-II antagonists were identified. These compounds appear to be as potent as our lead product CORLUX in blocking cortisol but, unlike CORLUX, they do not appear to block the PR (progesterone), ER (estrogen), AR (androgen) or GR-I (mineralocorticoid) receptors. Composition of matter patents on all of the three series have been granted in Europe. The patents on two series have issued in the United States. Examination has not yet begun in the United States on the third.

New Chemical Entity – CORT 108297

In 2007, we conducted a human microdosing study of one of our newly identified selective GR-II antagonists, CORT 108297, with Xceleron Limited utilizing their Accelerator Mass Spectrometry technology. In this microdosing study, we evaluated CORT 108297, a compound which develops particularly high plasma and brain concentrations in an animal model. On May 1, 2008, we announced the results from this study, which demonstrated that CORT 108297 was extremely well absorbed, demonstrated good bioavailability and had a half-life that appears compatible with once-a-day oral dosing. In addition, further pharmacokinetic testing of CORT 108297 in a rat model indicated that a ten-fold increase in oral dose (5 milligrams per kilograms to 50 milligrams per kilograms) led to a proportional increase in the amount of compound detected in plasma.

In September 2008, we signed a second agreement with Eli Lilly, under which Eli Lilly agreed to provide funding and provide olanzapine for two studies to test the effectiveness of CORT 108297 in rat models of olanzapine induced weight gain. In January 2009, we announced top-line results from these studies of CORT 108297 and olanzapine. The results from the studies of both the prevention and reversal of antipsychotic-induced weight gain were positive and statistically significant. The results of these studies were presented at the International Society of Psychoneuroendocrinology and the World Congress of Biological Psychiatry conferences in July 2009.

At the American Diabetes Association conference in June 2009 there was also a presentation of preclinical data from another study of CORT 108297 conducted at Stanford University. This study demonstrated that CORT 108297 suppresses body weight gain and improves insulin sensitivity in healthy mice fed a 60% fat diet and high sucrose liquid.

The manufacturing and pre-clinical development of CORT 108297 began late in 2008 and culminated with the submission of an IND to the FDA in December 2009. A Phase 1 study of CORT 108297 is now ongoing.

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

We are in the development stage and have incurred significant losses since our inception. We have not generated any revenue other than the revenue under the agreements with Eli Lilly, and do not expect to generate significant revenue until CORLUX has been approved by the FDA for marketing in the United States, if at all. As of March 31, 2010, we had an accumulated deficit of $156.3 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for CORLUX and CORT 108297, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing process development and regulatory activities, as well as general and administrative expenses. We expect to continue to incur net losses over at least the next few years as we continue our CORLUX and CORT 108297 clinical development programs, apply for regulatory approvals, initiate development of newly identified GR-II antagonists for various indications, continue our discovery research program, acquire and develop treatments in other therapeutic areas, establish sales and marketing capabilities and expand our operations.

Our business is subject to significant risks, including the risks inherent in our research and development efforts, the results of our CORLUX and CORT 108297 clinical trials, uncertainties associated with securing financing, uncertainties associated with obtaining and enforcing patents, our investment in manufacturing set-up, the lengthy and expensive regulatory approval process and competition from other products. Our ability to successfully generate revenues in the foreseeable future is dependent upon our ability, alone or with others, to finance our operations and develop, obtain regulatory approval for, manufacture and market our lead product.

Results of Operations

Collaboration revenue — Collaboration revenue relates to services rendered in connection with our agreements with Eli Lilly discussed above under the caption “Overview – Antipsychotic-induced Weight Gain Mitigation.” Under these agreements, Eli Lilly agreed to supply the Zyprexa and olanzapine and pay for the costs of the studies. We were required to perform development activities as specified in the agreements and we were reimbursed based on the costs associated with the conduct of the trial and the preparation and packaging of clinical trial materials. Revenue was recognized as the services were rendered in accordance with the agreements.

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

Research and development expenses increased 7% to $4.5 million for the three-month period ended March 31, 2010, from $4.2 million for the comparable period in 2009. During 2010 as compared to 2009, there was a net increase in clinical trial costs of approximately $325,000, which include increases of approximately $150,000 related to the clinical trials with CORLUX for the treatment of Cushing’s Syndrome, $1.2 million related to other NDA-supportive studies with CORLUX and approximately $455,000 related to the commencement of the Phase 1 study with CORT 108297, which were partially offset by decreases in other clinical trials with CORLUX of approximately $1.0 million related to scaling back our Phase 3 study in psychotic depression and approximately $430,000 due to the completion of our clinical trial for the mitigation of weight gain caused by Risperdal early in 2009. During the first quarter of 2010 as compared to the corresponding period of 2009, there were also increases of approximately $275,000 in research work with other of our selective new GR-II antagonists, $125,000 in manufacturing costs related to trial materials and $185,000 in consultancy costs to manage the activities. These were offset by a decrease of approximately $625,000 related to the pre-clinical and IND-enabling work on CORT 108297, which moved into the clinic in February 2010.

Below is a summary of our research and development expenses by major project:

	Three-Months Ended March 31,
Project	2010	2009*
	(in thousands)
CORLUX
Cushing’s Syndrome	$1,174	$665
Psychotic Depression	703	1,860
Weight Gain Mitigation	4	552
Selective GR-II antagonists	1,070	868
Unallocated activities, including NDA supportive studies manufacturing, regulatory, and pre-clinical activities	1,475	175
Stock-based compensation	63	64

Total research and development expense	$4,489	$4,184

*	The data in the table above for the three month period ended March 31, 2009 has been reorganized to be consistent with the presentation for 2010 to recognize that certain costs such as NDA supportive studies, some manufacturing activities, regulatory and pre-clinical activities are not readily allocable to any one product or indication as these activities benefit multiple products and/or indications.

We expect that research and development expenditures will increase during the remainder of 2010 as compared to 2009 due to the continuation of our Phase 3 studies in Cushing’s Syndrome and psychotic depression, continued conduct of NDA supportive studies and manufacturing activities to prepare the submission of an NDA for CORLUX for the treatment of Cushing’s Syndrome by the end of 2010 and continued development of our proprietary selective GR-II antagonists. Research and development expenses in 2011 and future years will be largely dependent on the availability of additional funds to finance clinical development plans. See “Liquidity and Capital Resources”.

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

General and administrative expenses increased 15% to $1.6 million for the three-month period ended March 31, 2010 from $1.4 million for the comparable period in 2009. The increase in costs between periods was related to increases in staffing and consultancy costs due primarily to additional resources necessary to engage in planning for the potential commercialization of CORLUX for Cushing’s Syndrome. Approximately $60,000 of this increase represents non-cash stock-based compensation costs related to stock options granted to employees and consultants.

The amount of general and administrative expenses during the remainder of 2010 and future years will be largely dependent on our assessment of the staff necessary to support our continued clinical development activities and planning for potential commercialization of our first product and the availability of additional funds. See also, “Liquidity and Capital Resources”.

Interest and other income, net — Interest and other income, net of investment management fees, was approximately $2,000 for the three-month period ended March 31, 2010 as compared to $86,000 for the corresponding period in 2009, due primarily to the inclusion in the 2009 period of interest earned on a note receivable that was collected in February 2009 and to lower yields on the investment portfolio.

Other expense — Other expense was approximately $11,000 for the three-month period ended March 31, 2010, as compared to $2,000 for the corresponding period in 2009 and is comprised of interest expense on capitalized leases and state tax on capital, which is based on our projected capital and asset positions as of each year-end.

Liquidity and Capital Resources

We have incurred operating losses since inception, and at March 31, 2010, we had an accumulated deficit of $156.3 million. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities to fund our operations.

At March 31, 2010, we had cash and cash equivalents of $18.5 million, compared to $23.9 million at December 31, 2009. Net cash used in operating activities for the three-month period ended March 31, 2010, was approximately $5.9 million as compared to $3.7 million in the period of 2009. The use of cash in each period was primarily a result of our research and development activities and amounts incurred to support our administrative infrastructure. We expect cash used in operating activities may increase during the remainder of 2010 and later years due to the continuation and expansion of our development programs for Cushing’s Syndrome, psychotic depression and our selective GR-II antagonists, research activities, commercialization planning activities and general and administrative expenses.

During the quarter ended March 31, 2010, we raised $625,000, less issuance costs, from the sale of common stock to Kingsbridge Capital Limited (Kingsbridge) under the Committed Equity Financing Facility (CEFF). In addition, in April 2010, we generated $7.7 million of gross proceeds from the issuance of common stock upon the exercise of warrants and the issuance of new warrants to purchase shares of our common stock.

We believe that we have sufficient capital resources to maintain our operations into early into the second quarter of 2011, including the planned completion of our Phase 3 Cushing’s Syndrome trial, continuation of our long-term extension study in this indication, and other activities in preparation of the submission of an NDA for CORLUX for the treatment of Cushing’s Syndrome, the continuation of enrollment in our Phase 3 psychotic depression trial, the early clinical development of CORT 108297, one of our proprietary, selective GR-II antagonists, and research activities aimed at the selection of additional compounds for further study.

We will need to raise additional funds to continue the development of CORLUX for the treatment of Cushing’s Syndrome or the psychotic features of psychotic depression beyond early in the second quarter of 2011, to continue preparations for the commercialization of CORLUX for either of these indications and to continue and expand the development of our proprietary selective GR-II antagonists.

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

Under the terms of the agreement, the determination of the exact timing and amount of any CEFF financings will be made solely by us, subject to certain conditions. The agreement requires a minimum stock price of $1.50 per share to allow us to issue shares to Kingsbridge under the CEFF. Through January 2010, we have raised a total of approximately $1.6 million from the sales of stock under the CEFF. Based on the volume weighted average price on the NASDAQ Capital Market for our common stock for the period from March 25, 2008, the date of the signing of the Kingsbridge CEFF, through May 7, 2010, the maximum amount of additional funds that could be raised under the CEFF is approximately $17 million. The actual amount of funds that can be raised under this agreement will be dependent on the number of shares actually sold under the agreement and the market value of our stock during the pricing periods of each sale.

While we monitor the cash balance in our checking account and transfer the funds in only as needed, these cash balances could be impacted if the underlying financial institution were to fail or could be subject to other adverse conditions in the financial markets. On October 23, 2008, the Federal Deposit Insurance Corporation implemented its Temporary Liquidity Guarantee Program. Under this program, non-interest bearing commercial accounts are insured to an unlimited amount through June 30, 2010, thus mitigating our exposure to potential bank failure. As of March 31, 2010, the remainder of our funds are invested in a money market fund maintained at a major U.S. financial institution, the investments in which are backed by U.S. Treasury obligations. To date, we have not experienced any loss or lack of access to cash in our checking accounts or money market funds.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. During the three-month period ended March 31, 2010, we have not made any significant changes to our critical accounting polices and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The primary objective of our investment activities is to preserve principal. As of March 31, 2010, our cash and cash equivalents consisted primarily of money market funds maintained at major U.S. financial institutions. Due to the short-term nature of these instruments, a 1% increase or decrease in market interest rates would not have a material impact on the total value of our portfolio as of March 31, 2010.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on their evaluation as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was 1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We anticipate that our existing capital resources will be sufficient to fund our current operating plan into the second quarter of 2011. However, our expectations are based on our currently planned clinical development and research programs for CORLUX and for certain of our proprietary, selective GR-II antagonists, including CORT 108297, which may change as a result of many factors, including:

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

We cannot be certain that additional funding will be available on acceptable terms or at all. Even though we have raised funds several times over the past twelve months, including: 1) approximately $18.0 million in October 2009, through a private placement of our common stock and warrants, 2) approximately $875,000 between October 2009 and January 2010 under our Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge), a private investment group, and 3) approximately $7.7 million in April 2010 from the exercise of warrants and purchase of new warrants by existing investors, market and economic conditions may make it difficult for us to raise any additional capital. The sales of common stock and warrants during 2009 and through April 2010 have been dilutive to stockholders and any exercise of outstanding warrants and additional equity financing will cause further dilution to stockholders. Debt financing, if available, may involve restrictive covenants. If we obtain funds through collaborations with others, these arrangements may be on unfavorable terms or may require us to relinquish certain rights to our technologies or product candidates, including potentially our lead product candidate that we would otherwise seek to develop on our own. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or we may be required to discontinue operations.

We have incurred losses since inception and anticipate that we will incur continued losses for at least the next few years.

We are a development stage company with no current source of product revenue. We have a limited history of operations and have focused primarily on clinical trials, and if the outcome of our clinical trials supports it, we plan to seek FDA regulatory clearance to market CORLUX for the treatment of Cushing’s Syndrome and for the treatment of the psychotic features of psychotic depression. Historically, we have funded our operations primarily from the sale of our equity securities. We have incurred losses in each year since our inception in 1998. As of March 31, 2010, we had an accumulated deficit of $156.3 million. We do not know when or if we will generate product revenue. Subject to our ability to raise additional funds, we expect our research and development expenses to increase in connection with the clinical trials and other development activities for CORLUX and for other product candidates. We expect to incur significant expenses related to the preparation for commercializing CORLUX and for the product’s launch, if the FDA approves our NDA. As a result, we expect that our losses will increase at least until CORLUX is launched and commercially available to patients. We are unable to predict the extent of any future losses or whether or when we will become profitable.

The CEFF that we entered into with Kingsbridge in March 2008 may not be available to us at certain times, may generate a lower level of funding than we anticipate, may require us to make additional “blackout” or other payments to Kingsbridge, and will result in dilution to our stockholders.

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

Global economic and market conditions were extremely unstable in 2009, with significantly tighter credit conditions. Economic recovery during 2010 may be fragile and uneven. Continued concerns about the systemic impact of potential wide-spread and long-term recession, geopolitical issues, the availability and cost of credit, global financial markets and corporate, consumer and governmental debt levels have contributed to market volatility and diminished expectations for the U.S., European and other economies.

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

In addition, our access to funds under our CEFF or any credit facility into which we may enter depends on the ability of the counterparties to such facilities to meet their funding commitments to us. We cannot assure you that continuing long-term disruptions in the global economy and tighter credit conditions will not have an adverse effect on such counterparties. If we do not have sufficient cash flow to continue operating our business and are unable to borrow funds, access our CEFF or raise equity capital, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation, curtailing clinical or drug development activity, which would have an adverse affect on our business and results of operations.

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

We have a contract research organization (CRO) that is managing our data and statistical analysis for our Phase 3 trial of CORLUX for the treatment of Cushing’s Syndrome. They may be unable to collect or analyze the trial data in a timely manner or may fail to process the data appropriately, which could delay or prevent us from producing data which may be submitted to the FDA as part of our NDA.

We have an agreement with a another CRO that is conducting our ongoing Phase 3 trial evaluating CORLUX for the treatment of the psychotic features of psychotic depression, Study 14, to supervise and monitor clinical site performance and to perform investigator supervision, data collection and analysis for this trial. We may not be able to maintain relationships with this or other CROs or with the clinical investigators and the clinical sites through the completion of all trial activities without delays in anticipated timing of trial activities or excessive expenditures. Our agreements place substantial responsibilities on these parties, which could result in excessive expenditures for our clinical trials if these parties fail to perform as expected. For example, if any of our clinical trial sites fail to comply with FDA-approved good clinical practices, we may be unable to use the data gathered at those sites. If these CROs, clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, we may be unable to obtain regulatory approval for, or successfully commercialize, CORLUX.

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

If another drug is approved for this indication before CORLUX, we may not garner the seven years of marketing exclusivity from the date of drug approval in the U.S. and other benefits that we anticipate. Even if CORLUX is the first drug approved by the FDA for this indication, any delay in our commercialization of the product, may have a negative impact on the revenue that we might be able to realize from the exclusivity provided during those seven years.

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

•	the timing of market entry of CORLUX relative to competitive products;

•	the intentional restriction of distribution of CORLUX to physicians treating the target patient population;

•	the extent and success of our efforts to manufacture, commercialize, market, distribute and sell CORLUX;

•	the rate of adoption of CORLUX by physicians and by target patient populations; and

•	negative publicity concerning CORLUX, RU-486 or mifepristone.

The failure of CORLUX to achieve market acceptance would prevent us from generating meaningful product revenue.

Public perception of the active ingredient in CORLUX, mifepristone or RU-486, may limit our ability to market and sell CORLUX.

The active ingredient in CORLUX, mifepristone (RU-486) is used to terminate pregnancy. As a result, mifepristone has been and continues to be the subject of considerable ethical and political debate in the United States and elsewhere. Public perception of mifepristone may limit our ability to engage alternative manufacturers and may limit the commercial acceptance of CORLUX by patients and physicians. Even though we intend to create measures to minimize the likelihood of the prescribing of CORLUX to a pregnant woman, physicians may choose not to prescribe CORLUX to a woman simply to avoid altogether any risk of unintentionally terminating a pregnancy. We intend to create measures for controlling the distribution of CORLUX to reduce the potential for diversion. Controlled distribution may negatively impact sales of CORLUX.

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

If we, or our third party suppliers and manufacturers fail to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business. If the operations of any current or future supplier or manufacturer were to become unavailable for any reason, commercialization of CORLUX could be delayed and our revenue from product sales could be reduced.

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

Our success depends in part on our ability to obtain and maintain adequate patent protection for the use of CORLUX for the treatment of Cushing’s Syndrome or the psychotic features of psychotic depression and other potential uses of GR-II antagonists. If we do not adequately protect our intellectual property, competitors may be able to use our intellectual property and erode our competitive advantage.

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

Our patent applications and patents licensed or issued to us may be challenged by third parties and our patent applications may not result in issued patents. For example, in 2004, Akzo Nobel, which was subsequently acquired by Schering Plough, filed an observation challenging the claims of our exclusively licensed European patent application with claims directed to psychotic depression. In 2005, we filed a rebuttal to the European Patent Organization (EPO) that responded to the points raised by Akzo Nobel. In February 2006, the EPO allowed our patent application and in July 2006, this patent was issued. In April 2007 we received notification that there will be no opposition proceedings in Europe in regards to this patent.

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

To develop additional potential sources of revenue, we believe that we must identify and develop additional product candidates. We own or have exclusively licensed issued U.S. patents covering the use of GR-II antagonists to treat psychotic depression, mild cognitive impairment, weight gain due to treatment with antipsychotic medication, stress disorders, early dementia, delirium, gastroesophageal reflux disease, Down’s Syndrome and psychosis associated with cocaine addiction, and to increase the therapeutic response to electroconvulsive therapy (ECT). In addition, we have eight U.S. method of use patent applications covering GR-II antagonists for the treatment of a number of other metabolic and psychiatric disorders, two U.S. composition of matter patents covering specific GR-II antagonists, and a third U.S. composition of matter patent is awaiting prosecution. We have also filed patent applications in all of the major international markets.

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

We only have significant clinical experience with CORLUX and we may determine that CORLUX is not desirable for uses other than for the treatment of Cushing’s Syndrome or the treatment of the psychotic features of psychotic depression. In that event, we would have to identify and may need to secure rights to a different GR-II antagonist. For example, we do not intend to develop CORLUX for mitigation of the weight gain associated with the use of Zyprexa, Risperdal or other atypical antipsychotics, even though we have reported positive results in the proof of concept studies described in the “Overview” section of Item 2 of this quarterly report on Form 10-Q for the quarter ending March 31, 2010. We are pursuing other GR-II antagonists for this use. The compounds developed pursuant to our early clinical, preclinical and discovery research programs, including CORT 108297, may fail to generate commercially viable product candidates in spite of the resources we may dedicate to the program. Even if product candidates are identified, we may abandon further development efforts before we reach clinical trials or after expending significant expense and time conducting clinical trials due to financial constraints, concerns over safety, efficacy of the product candidates or for other reasons. Moreover, governmental authorities may enact new legislation or regulations that could limit or restrict our development efforts. If we are unable to successfully discover and commercialize new uses for GR-II antagonists, we may be unable to generate sufficient revenue to support our operations.

We may have substantial exposure to product liability claims and may not have adequate insurance to cover those claims.

We may be subject to product liability or other claims based on allegations that the use of our products has resulted in adverse effects or that our product candidates are not effective, whether by participants in our clinical trials for CORLUX or other product candidates, or by patients using our future products. A product liability claim may damage our reputation by raising questions about our product candidates’ safety or efficacy and could limit our ability to sell a product by preventing or interfering with product commercialization. In some cases, less common adverse effects of a pharmaceutical product are not known until long after the FDA approves the product for marketing. The active ingredient in CORLUX is used to terminate pregnancy. Therefore, clinicians using the medicine in our clinical trials and, if approved by the FDA, physicians prescribing the medicine to women with childbearing potential, must take necessary and strict precautions to insure that the medicine is not administered to pregnant women. The failure to observe these precautions could result in significant product claims.

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

There is significant uncertainty related to the availability of third-party insurance coverage and reimbursement for newly approved medications. The commercial success of our potential medications in both domestic and international markets is dependent on whether third-party coverage and reimbursement is available for them. Government payors, including Medicare and Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medicines, and, as a result, they may not cover or provide adequate payment for our medications. The continuing efforts of government and other third-party payors to contain or reduce the costs of health care and recent healthcare legislation may limit our revenues. Our dependence on the commercial success of CORLUX alone makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, even if CORLUX or future product candidates are approved for commercial sale, unless government and other third-party payors provide adequate coverage and reimbursement for our future products, physicians may not prescribe them. We intend to sell CORLUX directly to hospitals if we receive FDA approval. As a result, we will need to obtain approval from hospital formularies to receive wide-spread third-party coverage and reimbursement. If we fail to obtain that approval, we will be unable to generate significant revenues.

In some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. I n the United States, we expect that there will continue to be federal and state proposals for similar controls. Also, the trends toward managed health care in the United States and recent laws and legislation intended to reduce the cost of government insurance programs could significantly influence the purchase of health care services and products and may result in lower prices for our future products or the exclusion of such products from reimbursement programs.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively referred to as the PPACA, was passed. The PPACA includes, among other things, the following measures:

•	Annual, non-deductible fees on any entity that manufactures or imports certain prescription drugs and biologics;

•	Increases in Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program for both branded and generic drugs;

•	A new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical research;

•

New requirements for manufacturers to discount drug prices to eligible patients by 50 percent at the pharmacy level and for mail order services in order for their outpatient drugs to be covered under Medicare Part D;

•	An increase in the number of entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and

•	Establishment of a licensure framework for follow-on biologic products.

The PPACA provisions on comparative clinical effectiveness research extend the initiatives of the American Recovery and Reinvestment Act of 2009, also known as the stimulus package, which included $1.1 billion in funding to study the comparative effectiveness of health care treatments. This stimulus funding was designated for, among other things, conducting, supporting or synthesizing research that compares and evaluates the risks and benefits, clinical outcomes, effectiveness and appropriateness of products. The PPACA also appropriates additional funding to comparative clinical effectiveness research. Although Congress has indicated that this funding is intended to improve the quality of health care, it remains unclear how the research will impact current Medicare coverage and reimbursement or how new information will influence other third-party payor policies. We expect that the PPACA, as well as other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully develop and commercialize our products.

We may face competition from other companies who attempt to develop mifepristone or other compounds for the treatment of Cushing’s Syndrome, which could limit our future revenues from the commercialization of CORLUX for the treatment of that disorder and which could have a negative impact on future revenues from the commercialization of CORLUX for any indication.

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

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended May 7, 2010, our average daily trading volume has been approximately 37,000 shares and the intra-day sales prices per share of our common stock on the NASDAQ Capital Market has ranged from $0.75 to $3.93. As of May 7, 2010, our officers, directors and principal stockholders control approximately 51% of our common stock. The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

As of May 7, 2010, our officers, directors and principal stockholders control approximately 51% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

Changes in laws and regulations may result in increased costs to us, which may harm our financial results.

New laws and regulations, as well as changes to existing laws and regulations, affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the SEC and by The Nasdaq Capital Market, have and will likely continue to result in increased costs to us as we respond to their requirements. We are investing resources to comply with evolving laws and regulations, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities.

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

In addition, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. This requirement first applied to our annual report on Form 10-K for the year ended December 31, 2007. This same legislation also requires that the independent registered public accounting firm auditing our financial statements must attest to and report on the effectiveness of our internal controls over financial reporting. The SEC postponed the initial compliance date for this requirement for smaller reporting companies such that the requirement for the auditor’s attestation and report will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2010. Uncertainty exists regarding our ability to comply with these requirements by applicable deadlines and to maintain compliance in future years. If we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting in 2010 or in future years or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting as of December 31, 2010 by the required deadline in 2011 and as of future year ends, investors could lose confidence in the reliability of our financial reporting.

Changes in or interpretations of accounting rules and regulations could result in unfavorable accounting charges or require us to change our accounting policies or operating practices.

Accounting methods and policies for business and marketing practices of pharmaceutical companies are subject to continual review, interpretation and guidance from relevant accounting authorities, including the SEC. For example, in December 2004, the Financial Accounting Standards Board adopted a revised standard related to stock-based compensation. This standard, which we adopted in 2006, requires the recording of expense for stock options granted using fair-value-based measurements. As a result, our operating expenses have increased and are likely to continue to increase. We rely heavily on stock options to compensate existing employees and attract new employees. Because we are now required to expense stock options using fair-value-based measurements, we may choose to reduce our reliance on stock options as a compensation tool. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees. Although we believe that our accounting practices are consistent with current accounting pronouncements, changes to or interpretations of accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2010, we sold an aggregate of 229,031 shares of our common stock to Kingsbridge under the CEFF at an aggregate purchase price of $625,000. These sales were exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) the Securities Act of 1933, as amended, or the Securities Act, and Regulation D under the Securities Act, or Regulation D. Kingsbridge represented that it (a) is an “accredited investor” and a “sophisticated investor” as defined in Regulation D, (b) is not an officer director or “affiliate” as defined in the Securities Act, (c) was not generally solicited and (d) had requested, received, reviewed and considered all information it deems necessary in making an informed investment decision with respect to its acquisition of the shares of common stock. We have used, or will use, the net proceeds from this sale to fund our research, development, and administrative activities, as well as for general corporate purposes, including working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
4.1	Form of Warrant issued in connection with the Warrant Purchase Agreement dated as of April 21, 2010 by and among Corcept Therapeutics Incorporated and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 23, 2010).

4.2	Registration Rights Agreement dated as of April 21, 2010 by and among Corcept Therapeutics Incorporated and the investors signatory thereto (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on April 23, 2010).

10.1	Warrant Purchase Agreement dated as of April 21, 2010 by and among Corcept Therapeutics Incorporated and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 23, 2010).

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Caroline M. Loewy.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Caroline M. Loewy.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date: May 11, 2010	/s/ JOSEPH K. BELANOFF
Joseph K. Belanoff, M.D. Chief Executive Officer

Date: May 11, 2010	/s/ CAROLINE M. LOEWY
Caroline M. Loewy
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Document
4.1	Form of Warrant issued in connection with the Warrant Purchase Agreement dated as of April 21, 2010 by and among Corcept Therapeutics Incorporated and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 23, 2010).

4.2	Registration Rights Agreement dated as of April 21, 2010 by and among Corcept Therapeutics Incorporated and the investors signatory thereto (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on April 23, 2010).

10.1	Warrant Purchase Agreement dated as of April 21, 2010 by and among Corcept Therapeutics Incorporated and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 23, 2010).

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Caroline M. Loewy.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Caroline M. Loewy.