Form 10-Q
period 2010-06-30
CORCEPT THERAPEUTICS INC
filed 2010-08-16
CIK 1088856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

On August 10, 2010 there were 72,031,362 shares of common stock outstanding at a par value of $0.001 per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and should be read in conjunction with the “Risk Factors” section of this Form 10-Q. All statements contained in this Form 10-Q other than statements of historical fact are forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “should,” “seeks” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements may include, but are not limited to, statements about:

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(In thousands)

	June 30, 2010	December 31, 2009
	(Unaudited)	(See Note 1)
Assets

Current assets:
Cash and cash equivalents	$35,385	$23,867
Prepaid expenses and other current assets	621	553

Total current assets	36,006	24,420
Property and equipment, net of accumulated depreciation	5	10
Other assets	86	81

Total assets	$36,097	$24,511

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$1,173	$1,270
Accrued clinical expenses	1,123	709
Accrued compensation	219	210
Obligations under capital lease, short-term	—	6
Other accrued liabilities	344	224

Total current liabilities	2,859	2,419

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	72	62
Additional paid-in capital	195,269	172,369
Notes receivable from stockholders	(97)	(101)
Deficit accumulated during the development stage	(162,006)	(150,238)

Total stockholders’ equity	33,238	22,092

Total liabilities and stockholders’ equity	$36,097	$24,511

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

					Period from inception (May 13, 1998) to June 30, 2010
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Collaboration revenue	$—	$6	$—	$30	$1,014

Operating expenses:
Research and development*	4,574	3,342	9,063	7,526	123,274
General and administrative*	1,871	1,546	3,446	2,920	44,208

Total operating expenses	6,445	4,888	12,509	10,446	167,482

Loss from operations	(6,445)	(4,882)	(12,509)	(10,416)	(166,468)

Legal settlement	750	—	750	—	750
Interest and other income, net	3	6	5	92	5,332
Other expense	(3)	(2)	(14)	(4)	(1,620)

Net loss	$(5,695)	$(4,878)	$(11,768)	$(10,328)	$(162,006)

Basic and diluted net loss per share	$(0.09)	$(0.10)	$(0.18)	$(0.21)

Weighted average shares outstanding used in computing basic and diluted net loss per share	66,142	49,763	64,408	49,763

* Includes non-cash stock-based compensation consisting of the following:

Research and development	$62	$68	$125	$132	$5,401
General and administrative	440	399	861	758	10,422

Total non-cash stock-based compensation	$502	$467	$986	$890	$15,823

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

			Period from inception (May 13, 1998) to June 30, 2010
	Six Months Ended June 30,
	2010	2009
Operating activities
Net loss	$(11,768)	$(10,328)	$(162,006)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization of property and equipment	5	5	115
Expense related to stock options, net of reversals	986	891	15,449
Expense related to stock issued for services or in conjunction with license agreement	—	—	95
Expense related to stock issued below fair value	—	—	522
Interest accrued on convertible promissory note	—	—	104
Settlement of liquidated damages in stock	—	—	1,281
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(68)	296	(621)
Other assets	(5)	2	(86)
Accounts payable	(97)	(634)	1,173
Accrued clinical expense	414	(11)	1,123
Other liabilities	129	(80)	563

Net cash used in operating activities	(10,404)	(9,859)	(142,288)

Investing activities
Purchases of property and equipment	—	—	(61)
Purchases of investments	—	—	(118,320)
Maturities of investments	—	3,594	118,320

Net cash provided by (used in) investing activities	—	3,594	(61)

Financing activities
Proceeds from issuance of common stock and warrants, including collection of notes receivable, net of issuance costs	21,928	6,000	135,872
Proceeds from issuance of convertible preferred stock, net of cash paid for issuance costs	—	—	40,378
Proceeds from issuance of convertible notes	—	—	1,543
Principal payments of obligations under capital leases	(6)	(4)	(59)

Net cash provided by financing activities	21,922	5,996	177,734

Net increase (decrease) in cash and cash equivalents	11,518	(269)	35,385
Cash and cash equivalents, at beginning of period	23,867	14,716	—

Cash and cash equivalents, at end of period	$35,385	$14,447	$35,385

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

The accompanying unaudited balance sheet as of June 30, 2010, statements of operations for the three- and six month periods ended June 30, 2010 and 2009, and statements of cash flows for the six-month periods ended June 30, 2010 and 2009 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2009 has been derived from audited financial statements at that date.

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

As reflected in the accompanying financial statements as of June 30, 2010, the Company had cash and cash equivalents of $35.4 million, working capital of $33.1 million and an accumulated deficit of $162.0 million. The Company has sufficient funds to maintain its operations into the third quarter of 2011, including the planned completion of its Phase 3 Cushing’s Syndrome trial, the planned submission of a New Drug Application (NDA) for CORLUX for the treatment of Cushing’s Syndrome, the Company’s lead product, to the United States Food and Drug Administration (FDA) for this indication, the continuation of enrollment in its Phase 3 psychotic depression trial, the completion of two Phase 1 trials and initiation of a Phase 2 trial for CORT 108297, one of its proprietary, selective glucocorticoid receptor II (GR-II) antagonists, and research and activities preparatory for the submission of an Investigational New Drug application (IND) related to CORT 113083, another of the Company’s proprietary, selective GR-II antagonists.

The Company will need to raise additional funds in order to sustain its operations at anticipated levels beyond the third quarter of 2011. Although the Company’s management recognizes the need to raise funds in the future, there can be no assurance that the Company will be successful in consummating any such transaction, or, if the Company does consummate such a transaction, that the terms and conditions of such financing or any partnership will not be unfavorable to it. Any failure by the Company to obtain additional funding will have a material effect upon it and will likely result in the Company’s inability to continue its operations as currently planned beyond that time.

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

Credit Risks and Concentrations

The Company is exposed to credit risk in the event of default by the financial institutions holding the cash and cash equivalents to the extent of the amount recorded on the balance sheet. This risk is mitigated by investing in securities with high credit ratings from the major rating services and by limiting the amount of investment in any one issuer. As of June 30, 2010 and December 31, 2009, the Company had no investments in mortgage-backed securities or auction rate securities. To date, the Company has not experienced any loss or lack of access to cash in its checking account or money market funds.

The Company has a concentration of risk in regard to the manufacture of its product. The Company has a single source supplier for the manufacture of CORLUX tablets. If this supplier is unable to prepare the CORLUX tablets in the quantities and time frame required, the Company may not be able to manufacture its product in a timely manner.

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

Revenue Recognition

Collaboration revenue relates to services rendered in connection with agreements signed with Eli Lilly and Company (Eli Lilly), in which Eli Lilly agreed to support certain of the Company’s preclinical and clinical proof-of-concept studies evaluating the ability of the Company’s product candidates to mitigate or prevent weight gain associated with the use of Zyprexa (olanzapine), an atypical antipsychotic medication. Under the agreements, Eli Lilly agreed to supply the Zyprexa and olanzapine and pay for the studies. The Company was required to perform development activities as specified in these agreements and was reimbursed based on the costs associated with the conduct of the trial and the preparation and packaging of clinical trial materials. Revenue was recognized as services were rendered in accordance with the agreement.

Research and Development

Research and development expenses consist of costs incurred for Company-sponsored research and development activities. These costs include direct expenses and research-related overhead expenses, including the cost of funding clinical

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

trials, preclinical studies, manufacturing development and the contract development of second-generation compounds, and are expensed as incurred. Costs to acquire technologies and materials that are utilized in research and development and that have no alternative future use are expensed when incurred.

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

2. Fair Value

As of June 30, 2010 and December 31, 2009, the Company’s financial assets were invested in a money market fund, which can be converted to cash at par on demand. These funds, which totaled approximately $34.7 million and $23.0 million as of June 30, 2010 and December 31, 2009, respectively, were measured at fair value, which approximates cost, as of the respective dates and were classified as Level 1 assets in the fair value hierarchy for financial assets.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

There were no realized gains or losses on investments during the six-month periods ended June 30, 2010 and 2009. The cost of securities sold is determined based upon specific identification.

3. Other Accrued Liabilities

The following table presents the components of other accrued liabilities as of the dates presented. All amounts are in thousands.

	June 30, 2010	December 31, 2009
Professional fees	$222	$186
Legal fees	52	—
Other	70	38

Total	$344	$224

4. Commitments

In February 2010, the Company signed an agreement with a clinical research organization (CRO) for the conduct of a Phase 1 clinical study to evaluate CORT 108297 for a commitment of approximately $690,000 and, in March 2010, additional agreements were signed with two contract research organizations and a clinical research site for the conduct of two NDA-supportive studies for CORLUX for aggregate commitments of approximately $1.2 million. All of these amounts are expected to be expended in 2010.

During the second quarter of 2010, the Company signed agreements with a CRO and a clinical research site for the conduct of two NDA-supportive studies for CORLUX for aggregate commitments of approximately $1.1 million and signed an amendment to the agreement with the CRO conducting the Phase 1 study in CORT 108297 to increase the number of patients in the study, thus increasing the cost by approximately $335,000. In addition, in June 2010, the Company signed agreements with the vendor that provides formulation and manufacturing services for materials to be used in development work for CORT 108297 and CORT 113083 in the aggregate amount of $1.6 million. The majority of the amounts under these agreements are expected to be expended in 2010.

5. Capital Stock

On June 30, 2010, the Company sold 5.0 million shares of its common stock in an underwritten public offering at a price to the public of $3.00 per share for aggregate net proceeds of approximately $13.8 million after deducting the underwriter’s discount and commissions and other expenses of the offering.

On April 21, 2010, the Company issued approximately 4.3 million shares of its common stock upon the exercise of warrants that had been issued in a private placement transaction in October 2009 at their exercise price of $1.66 per share and sold new warrants to the same investors to purchase a total of approximately 4.3 million shares of its common stock. The new warrants are exercisable through April 21, 2013 at an exercise price of $2.96 per share. The total net proceeds generated in this transaction were approximately $7.5 million, after the deduction of issuance costs. Approximately 40% of the securities sold in this transaction were purchased by venture capital funds, trusts and other entities affiliated with members of the Company’s Board of Directors, with the remainder being purchased by other qualified investors.

In January 2010, the Company sold 229,031 shares of common stock to Kingsbridge Capital Limited under the Committed Equity Financing Facility (CEFF) at an average cost of $2.73 per share, for total gross proceeds of $625,000. The costs of processing this transaction were immaterial.

6. Stock Option Plans

The Company has two stock option plans – the 2000 Stock Option Plan (the 2000 Plan) and the 2004 Equity Incentive Plan (the 2004 Plan). All option grants under the 2000 Plan are fully vested, with grants covering approximately 360,000 shares remaining outstanding as of June 30, 2010, with contractual lives expiring in 2010 through 2014. Vested shares under this plan that are not exercised within the remaining contractual life will expire on that date and not be added to the pool of shares available for future grant.

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

7. Legal Settlement

During the quarter ended June 30, 2010, the Company received a favorable settlement for $750,000 in connection with a lawsuit brought on behalf of the Company against an individual for alleged defamation and harassment. This is the full amount due to the Company in settlement of this claim.

8. Comprehensive Loss

Comprehensive loss is comprised of net loss and the change in unrealized gains and losses on available-for-sale securities. The following table presents the components of comprehensive loss for the periods presented. All figures are in thousands.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss as reported	$(5,695)	$(4,878)	$(11,768)	$(10,328)
Change in unrealized gain	—	—	—	1

Comprehensive net loss	$(5,695)	$(4,878)	$(11,768)	$(10,327)

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

	June 30,
	2010	2009
Warrants outstanding	9,200	4,792
Stock options outstanding	7,517	6,996

Total	16,717	11,788

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

The Investigational New Drug application (IND) for the evaluation of CORLUX for the treatment of Cushing’s Syndrome was opened in September 2007. The United States Food and Drug Administration (FDA) indicated that our single 50-patient open-label study may provide a reasonable basis for the submission of a New Drug Application (NDA) for this indication. In June 2010, we completed enrollment of all 50 patients in our open-label Phase 3 trial of CORLUX in patients with Cushing’s Syndrome. We expect to announce top-line results of this study in December of this year and to submit our NDA for the use of CORLUX in Cushing’s Syndrome to the FDA during the first quarter of 2011.

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

In addition, we also are utilizing a third party centralized rating service to independently evaluate the patients for entry into the study as well as to evaluate their level of response throughout their participation in the study. We believe the centralization of this process will improve the consistency of diagnosis and severity rating across clinical trial sites and reduce the background noise that was experienced in earlier studies and is endemic to many psychopharmacologic studies. We believe that this change in dose, as well as the other modifications to the protocol, should allow us to demonstrate the efficacy of CORLUX in the treatment of the psychotic symptoms of psychotic depression. In early 2009, in order to conserve financial resources, we reduced the number of clinical sites in this study to eight, and extended the timeline for its completion.

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

The combination of Zyprexa or Risperdal and CORLUX is not approved for any indication. The purpose of these studies was to explore the hypothesis that GR-II antagonists, such as CORLUX and our next generation of selective GR-II antagonists, would mitigate weight gain associated with atypical antipsychotic medications. The group of medications known as atypical antipsychotics, including Zyprexa, Risperdal, Clozaril and Seroquel, are widely used to treat schizophrenia and bipolar disorder. All medications in this group are associated with treatment emergent weight gain of varying degrees and carry a warning in the label relating to treatment emergent hyperglycemia and diabetes mellitus.

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

New Chemical Entities – CORT 108297 and CORT 113083

In 2007, we conducted a human microdosing study of one of our newly identified selective GR-II antagonists, CORT 108297, with Xceleron Limited utilizing their Accelerator Mass Spectrometry technology. In this microdosing study, we evaluated CORT 108297, a compound which develops particularly high plasma and brain concentrations in an animal model. In May 2008, we announced the results from this study, which demonstrated that CORT 108297 was extremely well absorbed, demonstrated good bioavailability and had a half-life that appears compatible with once-a-day oral dosing. In addition, further pharmacokinetic testing of CORT 108297 in a rat model indicated that a ten-fold increase in oral dose (5 milligrams per kilograms to 50 milligrams per kilograms) led to a proportional increase in the amount of compound detected in plasma.

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

The manufacturing and preclinical development of CORT 108297 began late in 2008 and culminated with the submission of an IND to the FDA in December 2009. Dosing of healthy volunteers in the first Phase 1 study of CORT 108297 was completed in July 2010, a second Phase 1 study is planned to begin later this year and a Phase 2 study is planned to begin in 2011.

During the second quarter of 2010, we selected a second new compound, CORT 113083, to advance toward an IND filing. CORT 113083 has demonstrated excellent bioavailability in animal models. During the third quarter of 2010, we will be commencing various manufacturing development and additional preclinical studies supporting an IND filing for this compound.

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

We are in the development stage and have incurred significant losses since our inception. We have not generated any revenue other than the revenue under the agreements with Eli Lilly, and do not expect to generate significant revenue until CORLUX has been approved by the FDA for marketing in the United States, if at all. As of June 30, 2010, we had an accumulated deficit of $162.0 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for CORLUX and CORT 108297, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing process development and regulatory activities, as well as general and administrative expenses. We expect to continue to incur net losses over at least the next few years as we continue our CORLUX and CORT 108297 clinical development programs, apply for regulatory approvals, initiate development of CORT 113083 or other newly identified GR-II antagonists for various indications, continue our discovery research program, acquire and develop treatments in other therapeutic areas, establish sales and marketing capabilities and expand our operations.

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

Results of Operations

Collaboration revenue — Collaboration revenue relates to services rendered in connection with our agreements with Eli Lilly discussed above under the caption “Overview - Antipsychotic-induced Weight Gain Mitigation.” Under these agreements, Eli Lilly agreed to supply the Zyprexa and olanzapine and pay for the costs of the studies. We were required to perform development activities as specified in the agreements and we were reimbursed based on the costs associated with the conduct of the trial and the preparation and packaging of clinical trial materials. Revenue was recognized as the services were rendered in accordance with the agreements.

During the three- and six-month periods ended June 30, 2009, we recognized approximately $6,000 and $30,000 of revenue, respectively, under these agreements. There will be no revenue under the agreements in the future as all of the related activities were completed by mid-2009.

Research and development expenses — Research and development expenses include the personnel costs related to our development activities, including facilities costs and non-cash stock-based compensation, as well as the costs of discovery research, preclinical studies, clinical trial preparations, enrollment and monitoring expenses, regulatory costs, the costs of manufacturing development and the costs of manufacture and / or acquisition of clinical trial materials.

Research and development expenses increased 37% to $4.6 million for the three-month period ended June 30, 2010, from $3.3 million for the comparable period in 2009. For the six-month period ended June 30, 2010, research and development expenses increased 20% to $9.1 million from $7.5 million for the six-month period ended June 30, 2009.

During the second quarter and first half of 2010, as compared to the same periods in 2009, there were net increases in clinical trial costs of approximately $1.5 million and $1.8 million, respectively. Clinical trial cost increases during the three- and six-month periods ended June 30, 2010, as compared to the same periods in 2009 included approximately $125,000 and $275,000, respectively, related to the clinical trials with CORLUX for the treatment of Cushing’s Syndrome, $1.1 million and $2.3 million, respectively, related to other NDA-supportive studies with CORLUX and approximately $690,000 and $1.1 million, respectively, related to the commencement of the Phase 1 study with CORT 108297. For these corresponding periods, there were decreases in other clinical trials with CORLUX of approximately $440,000 and $1.5 million, respectively, related to scaling back our Phase 3 study in psychotic depression and approximately $5,000 and $435,000, respectively, due to the completion of our clinical trial for the mitigation of weight gain caused by Risperdal early in 2009.

During the second quarter and first half of 2010, as compared to the same periods in 2009, there were also increases of approximately $270,000 and $550,000, respectively, in research work with our proprietary, selective new GR-II antagonists and of approximately $185,000 and $315,000, respectively, in CORLUX manufacturing costs related to clinical trial materials and the manufacture of registration batches to be used for the NDA. Consultancy costs increased $220,000 and $405,000, during these respective periods to assist in the management of the research and development activities, and to commence preliminary activities toward a submission of an NDA for CORLUX for the treatment of Cushing’s Syndrome during the first quarter of 2011. During these respective periods, there were also decreases of approximately $995,000 and $1.6 million, respectively, related to the preclinical and IND-enabling work on CORT 108297, for which we began a Phase 1 study in February 2010.

Below is a summary of our research and development expenses by major project:

	Three-Months Ended		Six-Months Ended
	June 30		June 30,
Project	2010	2009*	2010	2009*
	(in thousands)
CORLUX
Cushing’s Syndrome	$1,170	$756	$2,344	$1,421
Psychotic Depression	565	1,207	1,268	3,067
Weight Gain Mitigation	3	23	7	575
Selective GR-II antagonists	1,210	1,165	2,280	2,033
Unallocated activities, including NDA supportive studies, manufacturing, regulatory, and preclinical activities	1,564	123	3,039	298
Stock-based compensation	62	68	125	132

Total research and development expense	$4,574	$3,342	$9,063	$7,526

*	The data in the table above for the three- and six-month periods ended June 30, 2009 has been reorganized to be consistent with the presentation for 2010 to recognize that certain costs such as NDA supportive studies, some manufacturing activities, regulatory and preclinical activities are not readily allocable to any one product or indication as these activities benefit multiple products and/or indications.

We expect that research and development expenditures will increase during the remainder of 2010 as compared to 2009 due to the continuation of our Phase 3 studies in Cushing’s Syndrome and psychotic depression, continued conduct of NDA supportive studies, manufacturing activities, and other activities to prepare for the submission of an NDA for CORLUX for the treatment of Cushing’s Syndrome and continued clinical and preclinical development of our proprietary selective GR-II antagonists. Research and development expenses in 2011 and future years will be largely dependent on the availability of additional funds to finance clinical development plans. See “Liquidity and Capital Resources”.

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

General and administrative expenses increased 21% to $1.9 million for the three-month period ended June 30, 2010 from $1.5 million for the comparable period in 2009. For the six-month period ended June 30, 2010, general and administrative expenses increased 18% to $3.4 million from $2.9 million for the six-month period ended June 30, 2009. During the second quarter and first half of 2010, as compared to the same periods in 2009, there were increases in staffing and consultancy costs of approximately $200,000 and $380,000, respectively, due primarily to additional resources necessary to engage in planning for the potential commercialization of CORLUX for Cushing’s Syndrome. Approximately $40,000 and $100,000, respectively, of these increases for the three- and six-month periods of 2010 as compared to 2009 represent non-cash stock-based compensation costs related to stock options granted to employees and consultants. There were also increases in legal costs related to patents and other corporate matters during the three- and six-month periods ended June 30, 2010, as compared to the same periods in 2009, of approximately $45,000 and $110,000, respectively.

We expect that the amount of general and administrative expenses will increase during the remainder of 2010 as compared to the corresponding periods in 2009 due primarily to activities in preparation for potential commercialization of our first product. General and administrative expenses in 2011 and future years will be largely dependent on our assessment of the staff necessary to support our continued clinical development activities and for potential commercialization of our first product and the availability of additional funds. See also, “Liquidity and Capital Resources”.

Legal settlement -

During the quarter ended June 30, 2010, we received a favorable settlement for $750,000 in connection with a lawsuit brought on our behalf against an individual for alleged defamation and harassment. This is the full amount due us in settlement of this claim.

Interest and other income, net — Interest and other income, net of investment management fees, was approximately $3,000 and $5,000, respectively, for the three- and six month period ended June 30, 2010 as compared to $6,000 and $92,000, respectively for the corresponding periods in 2009. The six-month period ended June 30, 2009 had included $58,000 of interest earned on a note receivable that was collected in February 2009.

Liquidity and Capital Resources

We have incurred operating losses since inception, and at June 30, 2010, we had an accumulated deficit of $162.0 million. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities to fund our operations.

At June 30, 2010, we had cash and cash equivalents of $35.4 million, compared to $23.9 million at December 31, 2009. Net cash used in operating activities for the six-month period ended June 30, 2010, was approximately $10.4 million as compared to $9.9 million in the comparable period of 2009. The use of cash in each period was primarily a result of our research and development activities and amounts incurred to support our administrative infrastructure. We expect cash used in operating activities will increase during the remainder of 2010 and later years due to the continuation and expansion of our development programs for Cushing’s Syndrome, psychotic depression and our selective GR-II antagonists, research activities, commercialization planning activities and general and administrative expenses.

In April 2010, we generated $7.5 million of net proceeds from the issuance of common stock upon the exercise of warrants and the issuance of new warrants to purchase shares of our common stock. On June 30, 2010, we generated approximately $13.8 million of net proceeds from the sale of common stock to the public in an underwritten offering.

We believe that we have sufficient capital resources to maintain our operations into the third quarter of 2011, including the planned completion of our Phase 3 Cushing’s Syndrome trial, continuation of our long-term extension study in this indication, and other activities in preparation of the submission of an NDA for CORLUX for the treatment of Cushing’s Syndrome, the continuation of enrollment in our Phase 3 psychotic depression trial, the early clinical development of CORT 108297, one of our proprietary, selective GR-II antagonists, and research and preclinical activities related to additional selective GR-II antagonists.

We will need to raise additional funds to continue the development of CORLUX for the treatment of Cushing’s Syndrome or the psychotic features of psychotic depression beyond early in the third quarter of 2011, to continue preparations for the commercialization of CORLUX for either of these indications and to continue and expand the development of our proprietary selective GR-II antagonists.

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

In March 2008, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge.) Under the terms of the agreement, Kingsbridge committed to provide up to $60 million of capital in exchange for newly-issued shares of our common stock for a period of up to three years after the SEC declares effective the registration statements filed by us covering the resale of the shares of common stock issuable in connection with the CEFF and the shares of common stock underlying the warrant issued to Kingsbridge. In June 2008, the SEC declared effective our registration statement with the SEC covering the resale of approximately 3.6 million of the shares issuable under the CEFF and the shares issuable upon the exercise of the warrant issued to Kingsbridge. This registration statement covers approximately 37% of the 9.6 million shares of our common stock issuable pursuant to the CEFF and all of the 330,000 shares of our common stock issuable upon exercise of the warrant issued to Kingsbridge. As of the filing of this report, approximately 2.9 million shares remain available for sale under the initial registration statement. We intend to file an additional registration statement covering the resale of the remaining 6.0 million shares of our common stock issuable pursuant to the CEFF approximately 60 days after Kingsbridge and its affiliates have resold substantially all of the securities registered for sale under this initial registration statement.

Under the terms of the agreement, the determination of the exact timing and amount of any CEFF financings will be made solely by us, subject to certain conditions. The agreement requires a minimum stock price of $1.50 per share to allow us to issue shares to Kingsbridge under the CEFF. Through June 30, 2010, we have raised a total of approximately $1.6 million from the sales of stock under the CEFF. Based on the volume weighted average price on the NASDAQ Capital Market for our common stock for the period from March 25, 2008, the date of the signing of the Kingsbridge CEFF, through August 10, 2010, the maximum amount of additional funds that could be raised under the CEFF is approximately $19.5 million. The actual amount of funds that can be raised under this agreement will be dependent on the number of shares actually sold under the agreement and the market value of our stock during the pricing periods of each sale.

As of June 30, 2010, approximately $34.7 million of our funds are invested in a money market fund maintained at a major U.S. financial institution, the investments in which are backed by U.S. Treasury obligations. To date, we have not experienced any loss or lack of access to cash in our checking accounts or money market funds.

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

Contractual Obligations and Commercial Commitments

In February 2010, we signed an agreement with a clinical research organization (CRO) for the conduct of a Phase 1 clinical study to evaluate CORT 108297 for a commitment of approximately $690,000 and, in March 2010, we signed agreements with two contract research organizations and a clinical research site for the conduct of two NDA-supportive studies for CORLUX for aggregate commitments of approximately $1.2 million. All of these amounts are expected to be expended in 2010.

During the second quarter of 2010, the Company signed agreements with a CRO and a clinical research site for the conduct of two NDA-supportive studies for CORLUX for aggregate commitments of approximately $1.1 million and signed an amendment to our agreement with the CRO conducting the Phase 1 study in CORT 108297 to increase the number of patients in the study, thus increasing the cost by approximately $335,000. In addition, in June 2010, we signed agreements with the vendor that provides formulation and manufacturing services for materials to be used in development work for CORT 108297 and CORT 113083 in the aggregate amount of $1.6 million. The majority of the amounts under these agreements are expected to be expended in 2010.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. During the three-month period ended June 30, 2010, we have not made any significant changes to our critical accounting polices and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The primary objective of our investment activities is to preserve principal. As of June 30, 2010, our cash and cash equivalents consisted primarily of money market funds maintained at major U.S. financial institutions. Due to the short-term nature of these instruments, a 1% increase or decrease in market interest rates would not have a material impact on the total value of our portfolio as of June 30, 2010.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on their evaluation as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have invested a significant portion of our time and financial resources since our inception in the development of CORLUX for the treatment of Cushing’s Syndrome and the psychotic features of psychotic depression. We currently do not have any commercial products and we anticipate that for the foreseeable future our ability to generate meaningful revenues and achieve profitability will be solely dependent on the successful development, approval and commercialization of CORLUX for the treatment of Cushing’s Syndrome or for the psychotic features of psychotic depression. We are conducting a single Phase 3 trial in Cushing’s Syndrome and a Phase 3 clinical trial in psychotic depression. We have previously completed three Phase 3 clinical trials evaluating CORLUX for psychotic depression, all of which failed to achieve statistically significant results with regard to the primary or key secondary endpoints. Many factors could harm our efforts to develop and commercialize CORLUX, including:

•	insufficient funding;

•	negative, inconclusive or otherwise unfavorable results from our preclinical or clinical development programs;

•	side effects that may be identified in the course of our clinical trials;

•	changes or delays in our clinical development program;

•	rapid technological change making CORLUX obsolete;

•	competition from companies with greater financial, technical and marketing resources than ours;

•	increases in the costs of our clinical trials;

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

We may decide, or the FDA or other regulatory authorities may require us, to pursue additional clinical, preclinical or manufacturing studies to satisfactorily complete our NDA for either Cushing’s Syndrome or psychotic depression. For example, the FDA may require us to perform a bioequivalance study comparing our recently reformulated CORLUX clinical trial materials to the materials used in our earlier clinical trials in psychotic depression. Additional trials or studies will require additional funding which is not assured. Also, it is possible that additional trials or studies that we decide are necessary or desirable will delay or prevent the completion of the development of CORLUX for treating Cushing’s Syndrome or the psychotic features of psychotic depression.

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

We will need additional capital in order to complete the development and commercialization of CORLUX and our other proprietary, selective GR-II antagonists, including CORT 108297 and CORT 113083. Additional capital may not be available to us at all or on favorable terms, which could adversely effect our business.

We may have to perform additional clinical trials prior to submission of an NDA for CORLUX for the treatment of Cushing’s Syndrome and for the treatment of the psychotic features of psychotic depression. We may need to raise additional funds to complete the development of CORLUX for the treatment of Cushing’s Syndrome and will need to raise additional funds to complete the development of CORLUX for the treatment of psychotic depression. In addition, we will need to raise additional funds to prepare for the commercialization of CORLUX for either of these indications, to develop a product for weight gain management associated with antipsychotic medications, and to continue and expand the development of our proprietary, selective GR-II antagonists, including CORT 108297 and CORT 113083.

We anticipate that our existing capital resources will be sufficient to fund our current operating plan into the third quarter of 2011. However, our expectations are based on our currently planned clinical development and research programs for CORLUX and for certain of our proprietary, selective GR-II antagonists, including CORT 108297 and CORT 113083, which may change as a result of many factors, including:

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

We cannot be certain that additional funding will be available on acceptable terms or at all. Even though we have raised funds several times over the past twelve months, market and economic conditions may make it difficult for us to raise any or sufficient additional capital. The sales of common stock and warrants during 2009 and through June 2010 have been dilutive to stockholders and any exercise of outstanding warrants and additional equity financing will cause further dilution to stockholders. Debt financing, if available, may involve restrictive covenants. If we obtain funds through collaborations with others, these arrangements may be on unfavorable terms or may require us to relinquish certain rights to our technologies or product candidates, including our lead product candidate, which we would otherwise seek to develop on our own. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or we may be required to discontinue operations.

We have incurred losses since inception and anticipate that we will incur continued losses for at least the next few years.

We are a development stage company with no current source of product revenue. We have a limited history of operations and have focused primarily on clinical trials, and if the outcome of our clinical trials supports it, we plan to seek FDA regulatory clearance to market CORLUX for the treatment of Cushing’s Syndrome and for the treatment of the psychotic features of psychotic depression. Historically, we have funded our operations primarily from the sale of our equity securities. We have incurred losses in each year since our inception in 1998. As of June 30, 2010, we had an accumulated deficit of $162.0 million. We do not know when or if we will generate product revenue. Subject to our ability to raise additional funds, we expect our research and development expenses to increase in connection with the clinical trials and other development activities for CORLUX and for other product candidates. We expect to incur significant expenses related to the preparation for commercializing CORLUX and for the product’s launch, if the FDA approves our NDA. As a result, we expect that our losses will increase at least until CORLUX is launched and commercially available to patients. We are unable to predict the extent of any future losses or whether or when we will become profitable.

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

In June 2008, the SEC declared effective our registration statement with the SEC covering the resale of approximately 3.6 million of the shares issuable under the CEFF and the shares issuable upon the exercise of the warrant issued to Kingsbridge. This registration statement covers approximately 37% of the 9.6 million shares of our common stock issuable pursuant to the CEFF and all of the 330,000 shares of our common stock issuable upon exercise of the warrant issued to Kingsbridge. We intend to file an additional registration statement covering the resale of the remaining shares of our common stock issuable pursuant to the CEFF 60 days after Kingsbridge and its affiliates have resold substantially all of the securities covered by this initial registration statement; therefore, the timing of the submission of this subsequent registration statement is uncertain. This subsequent registration statement may be subject to review and comment by the Staff of the SEC, and will require the consent of our independent registered public accounting firm. We cannot assure you that these registration statements will be declared effective or, if declared effective, that they will remain continuously effective thereafter.

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

Any shares that we may issue to Kingsbridge under the CEFF will have a dilutive effect on the holdings of our current stockholders, and may result in downward pressure on the price of our common stock. For each draw down under the CEFF, we will issue shares to Kingsbridge at a discount of up to 10% from the volume weighted average price of our common stock during the eight-day trading period following the issuance of the draw down notice. If we draw down amounts under the CEFF when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price.

We may not be able to pursue all of our product research and development opportunities if we are unable to secure adequate funding for these programs.

The costs required to start or continue many of the programs that our intellectual property allow us to consider for further development are collectively greater than the funds currently available to us. For example, we have successfully discovered three series of compounds that are specific GR-II antagonists but, unlike CORLUX, do not appear to block the progesterone receptor. Further development of these proprietary compounds, including CORT 108297 and CORT 113083, or any further development stemming from our method of use patents may be delayed or cancelled if we determine that such development may jeopardize our ability to complete the clinical development of CORLUX for the treatment of Cushing’s Syndrome or psychotic depression.

Global economic conditions could adversely affect our liquidity and financial condition.

Global economic and market conditions have been extremely unstable in 2009 and thus far into 2010, with significantly tighter credit conditions. As a result of these conditions, the cost and availability of capital have been and may continue to be adversely affected. Concern about the stability of the markets generally, and the strength of counterparties specifically, has led many lenders and institutional investors to reduce, and in some cases, cease, to provide credit to businesses. Continued turbulence in the global markets and economies may adversely affect our liquidity and financial condition. If these market and economic conditions continue, they may limit our ability to fund our clinical trials and drug development programs.

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

We have an agreement with another CRO that is conducting our ongoing Phase 3 trial evaluating CORLUX for the treatment of the psychotic features of psychotic depression, Study 14, to supervise and monitor clinical site performance and to perform investigator supervision, data collection and analysis for this trial. We may not be able to maintain relationships with this or other CROs or with the clinical investigators and the clinical sites through the completion of all trial activities without delays in anticipated timing of trial activities or excessive expenditures. Our agreements place substantial responsibilities on these parties, which could result in excessive expenditures for our clinical trials if these parties fail to perform as expected. For example, if any of our clinical trial sites fail to comply with FDA-approved good clinical practices, we may be unable to use the data gathered at those sites. If these CROs, clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, we may be unable to obtain regulatory approval for, or successfully commercialize, CORLUX.

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

During screening for Study 14, we have seen a higher than anticipated incidence of potential patients who do not meet appropriate criteria for entrance into the trial for diagnostic and other clinical reasons. Although, we believe that this is the result of improved accuracy in the screening process resulting from the use of the MedAvante centralized rating services as an additional step in the selection of patients appropriate for inclusion in the study, we cannot be certain that MedAvante’s diagnostic screening improves trial performance and we know that it slows our enrollment. In addition, in March 2009, we announced that, in order to lower variable and fixed expenses and to conserve financial resources, we scaled back our planned rate of spending on this trial and extended the timeline for its completion. We are currently using a reduced total of eight clinical sites in order to conserve capital. A continued lower enrollment rate could result in delays in the timing of anticipated completion of the trial and increased study costs over the longer term.

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

If we, or our third party suppliers and manufacturers fail to comply with applicable regulations sanctions could be imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business. If the operations of any current or future supplier or manufacturer were to become unavailable for any reason, commercialization of CORLUX could be delayed and future revenue from product sales could be reduced.

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

To date, we own seven issued U.S. method of use patents and have exclusively licensed three issued U.S. method of use patents. We have eight U.S. method of use patent applications for GR-II antagonists. We own two composition of matter patents and have one composition of matter patent application covering specific GR-II antagonists in active prosecution in the U.S. We have applied, and will continue to apply, for patents covering our product candidates as we deem appropriate. We have also filed, where we deemed appropriate, foreign patent applications corresponding to our U.S. patents and applications.

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

Our patent applications and patents licensed or issued to us may be challenged by third parties and our patent applications may not result in issued patents. For example, in 2004, Akzo Nobel, which was subsequently acquired by Schering Plough which was then subsequently acquired by Merck & Co., filed an observation challenging the claims of our exclusively licensed European patent application with claims directed to psychotic depression. In this instance, the patent later issued and, in 2007, we received notice that there will be no opposition proceedings in Europe in regard to this patent.

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

We have filed composition of matter patent claims on three families of novel selective glucocorticoid antagonists but not all of these have been issued. Applications for all of the three families have been issued in Europe. In the United States, applications for two of the three families have been issued. Examination has begun in the United States on our third novel selective GR-II family. If these patents are not issued we may not be able to prevent others from developing competing compounds. The competing products could be prescribed by physicians instead of those developed by us.

Our efforts to discover, develop and commercialize new product candidates beyond CORLUX are at a very early stage. If we fail to identify and develop additional uses for GR-II antagonists, we may be unable to market additional products.

To develop additional potential sources of revenue, we believe that we must identify and develop additional product candidates. We own or have exclusively licensed issued U.S. patents covering the use of GR-II antagonists to treat psychotic depression, mild cognitive impairment, weight gain due to treatment with antipsychotic medication, stress disorders, early dementia, delirium, gastroesophageal reflux disease, Down’s Syndrome and psychosis associated with cocaine addiction, and to increase the therapeutic response to electroconvulsive therapy (ECT). In addition, we have eight U.S. method of use patent applications covering GR-II antagonists for the treatment of a number of other metabolic and psychiatric disorders, two U.S. composition of matter patents covering specific GR-II antagonists, and a third U.S. composition of matter patent is in active prosecution. We have also filed patent applications in all of the major international markets.

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

We only have significant clinical experience with CORLUX and we may determine that CORLUX is not desirable for uses other than for the treatment of Cushing’s Syndrome or the treatment of the psychotic features of psychotic depression. In that event, we would have to identify and may need to secure rights to a different GR-II antagonist. For example, we do not intend to develop CORLUX for mitigation of the weight gain associated with the use of Zyprexa, Risperdal or other atypical antipsychotics, even though we have reported positive results in the proof of concept studies described in the “Overview” section of Item 2 of this quarterly report on Form 10-Q for the quarter ending June 30, 2010. We are pursuing other GR-II antagonists for this use. The compounds developed pursuant to our early clinical, preclinical and discovery research programs, including CORT 108297 and CORT 113083, may fail to generate commercially viable product candidates in spite of the resources we may dedicate to the program. Even if product candidates are identified, we may abandon further development efforts before we reach clinical trials or after expending significant expense and time conducting clinical trials due to financial constraints, concerns over safety, efficacy of the product candidates or for other reasons. Moreover, governmental authorities may enact new legislation or regulations that could limit or restrict our development efforts. If we are unable to successfully discover and commercialize new uses for GR-II antagonists, we may be unable to generate sufficient revenue to support our operations.

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

There is significant uncertainty related to the availability of third-party insurance coverage and reimbursement for newly approved medications. The commercial success of our potential medications in both domestic and international markets is dependent on whether third-party coverage and reimbursement is available for them. Government payors, including Medicare and Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medicines, and, as a result, they may not cover or provide adequate payment for our medications. The continuing efforts of government and other third-party payors to contain or reduce the costs of health care and recent healthcare legislation may limit our future revenues. Our near-term dependence on the commercial success of CORLUX makes us particularly susceptible to any such cost containment or reduction efforts. Accordingly, even if CORLUX or future product candidates are approved for commercial sale, unless government and other third-party payors provide adequate coverage and reimbursement for our future products, physicians may not prescribe them. In addition, we may need to obtain approvals from hospital formularies to receive wide-spread third-party coverage and reimbursement for those situations where our products may be needed during in-patient treatment. If we fail to obtain such approvals, this will reduce the level of revenues that we are able to attain.

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

Combination medicinal therapy consists of the use of antipsychotic and antidepressant medicines, not currently approved for the treatment of psychotic depression. The antipsychotics are prescribed for off-label use by physicians to treat the psychotic features of psychotic depression, which is the clinical target of CORLUX. Antipsychotics include Bristol-Myers Squibb’s Abilify, Novartis’ Clozaril, Pfizer’s Geodon and Navane, Ortho-McNeil’s Haldol, Janssen Pharmaceutica’s Risperdal, AstraZeneca’s Seroquel, GlaxoSmithKline’s Stelazine and Thorazine, Mylan’s Mellaril and Eli Lilly’s Zyprexa. CORLUX may not compete effectively with these established treatments. We are aware of one clinical trial conducted by Organon, for a new chemical entity for the treatment of psychotic depression. Organon was the pharmaceutical division of Akzo Nobel, which was purchased by Schering Plough which was then subsequently acquired by Merck & Co.. Organon’s new chemical entity is a GR-II antagonist, the commercial use of which would be covered by our patent. As of the time of filing of this report, we are not aware of any other public disclosures by any company, regarding the development of new products to treat psychotic depression.

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

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended August 10, 2010, our average daily trading volume has been approximately 55,000 shares and the intra-day sales prices per share of our common stock on the NASDAQ Capital Market has ranged from $1.00 to $3.93. As of August 10, 2010, our officers, directors and principal stockholders control approximately 47% of our common stock. The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

The registration rights agreement covering the approximately 8.9 million shares of our common stock issued in a private offering in March 2008 and an additional approximately 4.5 million shares of common stock underlying warrants issued in connection with the offering provided that if we failed to file or cause to be declared effective the registration statement covering the resale of these shares prior to specified deadlines, or failed to maintain the effectiveness of such registration statement (subject to limited permissible suspension periods), we would be required to pay the holders of such shares and warrants liquidated damages at the rate of 1% of the purchase price of these shares and warrants per month, up to a total of 10%. The registration statement covering the resale of the shares and shares underlying the warrants sold in this transaction was declared effective by the SEC in November 2008. Since this registration statement was not declared effective within the time frame specified in the registration rights agreement, we became obligated to pay the investors in this financing liquidated damages of approximately $1.3 million in 2008. As noted above, if we fail to maintain the effectiveness of this registration statement, we may be obligated to pay additional liquidated damage amounts in the future.

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

As of August 10, 2010, our officers, directors and principal stockholders control approximately 47% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 21, 2010, we issued 4,286,395 shares of our common stock upon the exercise of warrants to purchasers, whom we refer to as the Purchasers, who agreed to exercise the warrants they purchased pursuant to the Securities Purchase Agreement, dated October 16, 2009, among us and the purchasers named therein, including the Purchasers, at an exercise price of $1.66 per share. In connection therewith, on April 21, 2010, we also sold to the Purchasers warrants to purchase an aggregate of 4,286,395 shares of our common stock at a price of $0.125 per share of common stock underlying the new warrants. These new warrants have an exercise price per share of $2.96, the consolidated closing bid price of our common stock on the Nasdaq Capital Market on April 21, 2010. The Purchasers included Longitude Venture Partners, L.P. and Sutter Hill Ventures, venture capital firms that are significant stockholders of our company, as well as various entities and individuals related to these firms. The Purchasers also included Ingalls & Snyder, Federated Kaufmann Fund, trusts and other entities related to members of our Board of Directors, including G. Leonard Baker, Jr., Joseph C. Cook, Jr., Patrick G. Enright and David L. Mahoney, and other accredited investors. Mr. Enright is a managing director of Longitude Venture Partners, L.P. and Mr. Baker is a partner and managing director of Sutter Hill Ventures.

These transactions were exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act, and Regulation D under the Securities Act, or Regulation D. Each Purchaser represented that (a) it is an “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act or a “Qualified Institutional Buyer” within the meaning of Rule 144A promulgated under the Securities Act, (b) it is acquiring the warrants in the ordinary course of its business and for its own account for investment only and with no present intention of distributing any of such warrants or any arrangement or understanding with any other persons regarding the distribution of such warrants, except in compliance with the Securities Act, applicable blue sky laws, and the rules and regulations promulgated thereunder and (c) has requested, received, reviewed and considered all information such Purchaser deems relevant in making an informed decision to purchase the warrants.

In connection with the Purchase Agreement, on April 21, 2010, we entered into a Registration Rights Agreement, or the Registration Rights Agreement, with the Purchasers. Pursuant to the Registration Rights Agreement, we filed a registration statement with the SEC for purposes of registering the resale of the shares underlying the warrants and any shares of common stock issued as a dividend or other distribution with respect to such shares, which registration statement was declared effective by the SEC on June 4, 2010 within the time frames specified in the agreement. We also agreed, among other things, to indemnify the selling holders under the registration statement from certain liabilities and to pay all fees and expenses (excluding underwriting discounts and selling commissions and all legal fees of any selling holder) incident to our obligations under the Registration Rights Agreement.

We have used, or will use, the net proceeds from the transactions to fund the completion of our Phase 3 trial of CORLUX® for Cushing’s Syndrome, the submission of our Cushing’s Syndrome NDA, our Phase 1 study of our lead selective cortisol receptor (GR-II) antagonist, CORT 108297, and recently initiated preclinical development of our selective GR-II antagonist, CORT 113083, as well to fund working capital and for general corporate purposes.

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

CORCEPT THERAPEUTICS INCORPORATED

Date: August 16, 2010	/S/ JOSEPH K. BELANOFF
Joseph K. Belanoff, M.D. Chief Executive Officer

Date: August 16, 2010	/S/ CAROLINE M. LOEWY
Caroline M. Loewy
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1/A (File No. 333-112676) filed on March 19, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2007).

4.1	Form of Warrant issued in connection with the Warrant Purchase Agreement dated as of April 21, 2010 by and among Corcept Therapeutics Incorporated and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 23, 2010).

4.2	Registration Rights Agreement dated as of April 21, 2010 by and among Corcept Therapeutics Incorporated and the investors signatory thereto (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on April 23, 2010).

10.1	Warrant Purchase Agreement dated as of April 21, 2010 by and among Corcept Therapeutics Incorporated and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 23, 2010).

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Caroline M. Loewy.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Caroline M. Loewy.