Form 10-K/A
period 2009-12-31
CORCEPT THERAPEUTICS INC
filed 2010-08-19
CIK 1088856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

On August 10, 2010 there were 72,031,362 shares of common stock outstanding at a par value $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Original Annual Report”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2010, in response to a comment letter received from the SEC in connection with its review of our Original Annual Report (the “Comment Letter”). We have modified the section titled “Part I – Item 1 Business – Intellectual Property” to provide additional information regarding the expiration dates of our patents. We have also modified Exhibits 31.1 and 31.2 to include language required by the SEC rules that was inadvertently omitted from these Exhibits.

Except as described above, no attempt has been made in this Amendment to modify or update other items or disclosures presented in the Original Annual Report including, without limitation, the financial statements or the Report of Independent Registered Public Accounting Firm. This Amendment does not reflect events occurring after the filing of the Original Annual Report or modify or update those disclosures, including the exhibits to the Original Annual Report affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.

Form 10-K/A

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

The expiration dates for the corresponding foreign patents range from 2018 to 2019.

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

We also own issued U.S. patents for the use of GR-II antagonists in the treatment of mild cognitive impairment, for the treatment of weight gain following treatment with antipsychotic medication, for the prevention and treatment of stress disorders, for increasing the therapeutic response to ECT, for the treatment of delirium, for the treatment of gastroesophageal reflux disease and for inhibiting cognitive deterioration in adults with Down’s Syndrome. The expiration dates of these patents and their foreign counterparts range from 2020 to 2025.

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

The expiration dates of these patents and their foreign counterparts range from 2023 to 2029.

We have composition of matter claims on three patent families of novel selective GR-II antagonists. Applications for all of the three families have been allowed in Europe. In the United States, applications for two of the three families have been allowed. Examination has not yet begun in the United States on our third novel selective GR-II antagonist family. The expiration dates of these European and U.S. patents range from 2025 to 2026.

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

Name	Benefit	Termination Without Cause		Involuntary Termination Other Than for Death, Disability or Cause Within 18 Months of Change of Control
Joseph K. Belanoff, M.D.	Base Salary Accelerated Vesting, of Stock Options(1) Health Benefit	$ $	440,272 — 22,892	$ $ $	440,272 1,867,572 22,892	(2)

Caroline M. Loewy	Base Salary Accelerated Vesting, of Stock Options(1) Health Benefit	$ $	300,000 — 20,246	$ $ $	300,000 1,026,656 20,246	(2)

Robert L. Roe, M.D.	Base Salary Accelerated Vesting, of Stock Options(1) Health Benefit	$ $	405,745 — 17,846	$ $ $	405,745 875,022 17,846	(2)

Anne M. LeDoux	Base Salary Accelerated Vesting, of Stock Options(1) Health Benefit	$ $	214,240 — 28,009	$ $ $	214,240 214,814 28,009	(2)

(1)	Assumes that the stock options were not assumed or substituted by the successor entity to the Company or a parent or subsidiary of the successor entity.
(2)	For unvested options held by named executive officers as of December 31, 2009, the value ascribed to the change in control acceleration features under the Severance and Change of Control Agreements is calculated as follows:
a.	For option grants to these individuals where the closing stock price for the Company’s common stock on the Nasdaq Capital Market as of December 31, 2009 had exceeded the exercise price of the option grant, the value of the acceleration benefit on change of control would has been calculated as the difference between these factors multiplied by the number of unvested shares in each of these option awards as of that date.
b.	There is no value ascribed to any unvested shares for any option grants to these individuals where the exercise price of the option grant equaled or exceeded the closing stock price for the Company’s common stock on the Nasdaq Capital Market as of December 31, 2009.

DIRECTOR COMPENSATION

The following table provides compensation information for the one year period ended December 31, 2009, for each member of our Board of Directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		All Other Compensation ($)		Total ($)
James N. Wilson(2)	—	$716,000	(2)	$132,081	(2)	$848,081
Joseph K. Belanoff, M.D.(3)	—	—		—		—
Allen Andersson(4) (5)	$6,675	—		—		$6,675
G. Leonard Baker, Jr.(4)	$15,000	$21,738		—		$36,738
Joseph C. Cook, Jr.(4)	$25,000	$21,738		—		$46,738
Patrick G. Enright(4)	$25,000	$21,738				$46,738
James A. Harper(4)	$15,000	$21,738		—		$36,738
David L. Mahoney(4)	$25,000	$36,230		—		$61,230
Edward E. Penhoet, Ph.D.(4) (6)	$15,000	$21,738		—		$36,738

(1)	Amounts shown do not reflect compensation actually received by the directors or the actual value that may be recognized by the directors with respect to these awards in the future. Instead, the amounts shown represent the grant date fair value of the awards. The relevant assumptions used to calculate the value of the option awards are set forth under Notes 1—“Accounting Policies and Estimates—Stock-Based Compensation” included in Part II—Item 8—Financial Statements in this Annual Report on Form 10-K.
(2)	Mr. Wilson is an employee director. He receives compensation in his role as an employee providing advice and business insight. The entire amount shown as Other Compensation for Mr. Wilson is salary paid in regard to his services as an employee. He receives no additional compensation in his capacity as a director. During 2009, Mr. Wilson was granted an option for 400,000 shares that vests prorata over a four-year period at the rate of 2.0834% on the monthly anniversary of the date of grant, until fully vested. Including this grant, Mr. Wilson had been granted option awards totaling 650,000 shares as of December 31, 2009.
(3)	Dr. Belanoff is a full time employee and a named executive officer and is compensated in that capacity. He receives no additional compensation in his capacity as a director. Dr. Belanoff is a named executive officer. See “Outstanding Equity Awards At Fiscal Year-End” table above for the aggregate number of shares represented by option awards outstanding that have been granted to Dr. Belanoff.
(4)	During 2009, Mr. Mahoney, as chairman of the Audit Committee, was granted an option for 50,000 shares. Messrs Baker, Cook, Enright, Harper and Penhoet were each granted an award for 30,000 shares. All of these awards vest prorata over a one-year period at the rate of 8.3334% on the monthly anniversary of the date of grant, until fully vested. Including these grants, the following are the aggregate number of shares represented by option awards outstanding that have been granted to each of our non-employee directors as of December 31, 2009, the last day of the 2009 fiscal year: Mr. Baker: 90,000; Mr. Cook: 135,000; Mr. Enright: 100,000; Mr. Harper: 120,000; Mr. Mahoney: 180,000. Mr. Penhoet’s aggregate options are discussed below.
(5)	The term on the Board for Mr. Andersson was completed in June 2009 at the time of our annual meeting.
(6)	Dr. Penhoet resigned from our Board of Directors, effective January 5. 2010, due to time pressures from his appointment as a member of President Obama’s Council of Advisors on Science and Technology. Mr. Penhoet had originally been granted option awards for a total of 100,000 shares. As of the date of his resignation, the rights to exercise 41,250 shares had vested and the remainder of the option award was cancelled.

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

(A) EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1/A (File No. 333-112676) filed on March 19, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) filed on February 10, 2004).

4.2	Amended and Restated Information and Registration Rights Agreement by and among Corcept Therapeutics Incorporated and certain holders of preferred stock, dated as of May 8, 2001 (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) filed on February 10, 2004).

Exhibit Number	Description of Document
4.3	Amendment No. 1 to Amended and Restated Information and Registration Rights Agreement by and among Corcept Therapeutics Incorporated and certain holders of preferred stock, dated as of March 16, 2004 (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-1/A (File No. 333-112676) filed on March 19, 2004).

4.4	Registration Rights Agreement by and among Corcept Therapeutics Incorporated and the investors signatory thereto, dated March 14, 2008 (incorporated by reference to Exhibit 10.25 to the registrant’s Annual Report on Form 10-K filed on March 31, 2008).

4.5	Registration Rights Agreement by and between Corcept Therapeutics Incorporated and Kingsbridge Capital Limited, dated as of March 25, 2008 (incorporated by reference to Exhibit 10.27 to the registrant’s Annual Report on Form 10-K filed on March 31, 2008).

4.6	Registration Rights Agreement by and among Corcept Therapeutics Incorporated and the investors signatory thereto, dated October 12, 2009 (incorporated by reference to Exhibit 4.2 to the registrant’s Quarterly Report on Form 10-Q filed on November 12, 2009).

10.1*	2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) filed on February 10, 2004).

10.2*	Promissory Note and Pledge Agreement by and between Corcept Therapeutics Incorporated and Robert L. Roe, M.D., dated as of October 22, 2001 (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) filed on February 10, 2004).

10.3#	License Agreement by and between The Board of Trustees of the Leland Stanford Junior University and Corcept Therapeutics Incorporated, dated as of July 1, 1999 (incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) filed on February 10, 2004).

10.4	Master Clinical Development Agreement by and between Corcept Therapeutics Incorporated and Scirex Corporation, dated as of July 12, 2001 (incorporated by reference to Exhibit 10.8 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) filed on February 10, 2004).

10.5#	Memorandum of Understanding, Supply and Services Agreement, by and between Corcept Therapeutics Incorporated and ScinoPharm Taiwan, dated as of June 12, 2000 (incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-1/A (File No. 333-112676) filed on March 19, 2004).

10.6	Master Services Agreement by and between Corcept Therapeutics Incorporated and PPD Development, LP, dated as of January 17, 2003 (incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1/A (File No. 333-112676) filed on March 19, 2004).

10.7	Master Services Agreement by and between Corcept Therapeutics Incorporated and i3 Research, a division of Ingenix Pharmaceuticals Services (UK) Limited, dated as of October 28, 2004 (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K filed on March 29, 2005).

10.8##	Manufacturing Agreement with Produits Chimgues Auxiliaries et de Synthese SA, dated November 8, 2006 (incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K filed on April 2, 2007).

10.9	Common Stock Purchase Agreement by and among Corcept Therapeutics Incorporated and each of the Purchasers listed on Exhibit A thereto, dated November 14, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 16, 2006).

Exhibit Number	Description of Document

10.10	Common Stock Purchase Agreement by and among Corcept Therapeutics Incorporated and each of those persons and entities listed on the Schedule of Purchasers thereto, dated as of March 30, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 3, 2007).

10.11	Common Stock Purchase Agreement by and among Corcept Therapeutics Incorporated and each of those persons and entities listed on the Schedule of Purchasers thereto, dated as of August 16, 2007 (incorporated by reference to Exhibit 10.1 to the registrants Current Report on Form 8-K filed on August 21, 2007).

10.12*	Form of Indemnification Agreement for directors and officers approved by the Board of Directors on September 24, 2007 (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007).

10.13	Securities Purchase Agreement by and among Corcept Therapeutics Incorporated and the purchasers named therein, dated March 14, 2008 (incorporated by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K filed on March 31, 2008).

10.14	Form of Warrant issued in connection with the Securities Purchase Agreement by and among Corcept Therapeutics Incorporated and the purchasers named therein, dated March 14, 2008 (incorporated by reference to Exhibit 4.4 to the registrant’s Annual Report on Form 10-K filed on March 31, 2008).

10.15	Common Stock Purchase Agreement by and between Kingsbridge Capital Limited and Corcept Therapeutics Incorporated dated as of March 25, 2008 (incorporated by reference to Exhibit 10.26 to the registrant’s Annual Report on Form 10-K filed on March 31, 2008).

10.16	Warrant, dated March 25, 2008 issued to Kingsbridge Capital Limited (incorporated by reference to Exhibit 4.5 to the registrant’s Annual Report on Form 10-K filed on March 31, 2008).

10.17#	Master Service Agreement by and among Corcept Therapeutics Incorporated and ICON Clinical Research, L.P., signed on June 4, 2008 (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2008).

10.18*	Amended and Restated Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Joseph K. Belanoff, M. D., dated September 19, 2008 (incorporated by reference to Exhibit 10.25 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009).

10.19*	Amended and Restated Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Robert L. Roe, M. D., dated September 19, 2008 (incorporated by reference to Exhibit 10.26 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009).

10.20*	Amended and Restated Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Anne M. LeDoux, dated September 19, 2008 (incorporated by reference to Exhibit 10.27 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009).

10.21*	Amended and Restated Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and James N. Wilson, dated September 19, 2008 (incorporated by reference to Exhibit 10.28 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009).

10.22*	Employment offer letter to Caroline M. Loewy, dated October 21, 2008 (incorporated by reference to Exhibit 10.29 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009).

Exhibit Number	Description of Document

10.23	Amendment to Registration Rights Agreement by and among Corcept Therapeutics Incorporated and the investors signatory thereto, dated November 11, 2008 (incorporated by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009).

10.24*	Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Caroline M. Loewy, dated November 28, 2008 (incorporated by reference to Exhibit 10.31 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009).

10.25	Form of Warrant issued in connection with the Securities Purchase Agreement by and among Corcept Therapeutics Incorporated and the purchasers named therein, dated October 12, 2009 (incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q filed on September 30, 2009).

10.26	Securities Purchase Agreement by and among Corcept Therapeutics Incorporated and the purchasers named therein, dated October 12, 2009 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on September 30, 2009).

10.27*	Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on June 30, 2009).

14.1	Code of Ethics (incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-1/A (File No. 333-112676) filed on March 19, 2004).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the registrant’s Annual Report on Form 10-K filed on March 26, 2010)

24.1	Power of Attorney (incorporated by reference to the signature page of the registrant’s Annual Report on Form 10-K filed on March 26, 2010)

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Caroline M. Loewy

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Caroline M. Loewy

#	Confidential treatment granted
##	Confidential treatment requested
*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

By:	/S/ JOSEPH K. BELANOFF
Joseph K. Belanoff, M.D., Chief Executive Officer

Date:	August 18, 2010

Pursuant to the requirements of the Exchange Act, this Amendment No. 1 to Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JOSEPH K. BELANOFF Joseph K. Belanoff, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	August 18, 2010

/s/ CAROLINE M. LOEWY Caroline M. Loewy	Chief Financial Officer (Principal Financial Officer)	August 18, 2010

/s/ ANNE M. LEDOUX Anne M. LeDoux	Vice President and Controller (Principal Accounting Officer)	August 18, 2010

* James N. Wilson	Director and Chairman of the Board of Directors	August 18, 2010

* G. Leonard Baker, Jr.	Director	August 18, 2010

* Joseph C. Cook, Jr.	Director	August 18, 2010

* Patrick G. Enright	Director	August 18, 2010

* James A. Harper	Director	August 18, 2010

* David L. Mahoney	Director	August 18, 2010

Joseph L. Turner	Director	August 18, 2010

*By:	/S/ JOSEPH K. BELANOFF
Joseph K. Belanoff Attorney-in-Fact

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

Exhibit Index

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1/A (File No. 333-112676) filed on March 19, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) filed on February 10, 2004).

4.2	Amended and Restated Information and Registration Rights Agreement by and among Corcept Therapeutics Incorporated and certain holders of preferred stock, dated as of May 8, 2001 (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) filed on February 10, 2004).

4.3	Amendment No. 1 to Amended and Restated Information and Registration Rights Agreement by and among Corcept Therapeutics Incorporated and certain holders of preferred stock, dated as of March 16, 2004 (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-1/A (File No. 333-112676) filed on March 19, 2004).

4.4	Registration Rights Agreement by and among Corcept Therapeutics Incorporated and the investors signatory thereto, dated March 14, 2008 (incorporated by reference to Exhibit 10.25 to the registrant’s Annual Report on Form 10-K filed on March 31, 2008).

4.5	Registration Rights Agreement by and between Corcept Therapeutics Incorporated and Kingsbridge Capital Limited, dated as of March 25, 2008 (incorporated by reference to Exhibit 10.27 to the registrant’s Annual Report on Form 10-K filed on March 31, 2008).

4.6	Registration Rights Agreement by and among Corcept Therapeutics Incorporated and the investors signatory thereto, dated October 12, 2009 (incorporated by reference to Exhibit 4.2 to the registrant’s Quarterly Report on Form 10-Q filed on November 12, 2009).

10.1*	2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) filed on February 10, 2004).

10.2*	Promissory Note and Pledge Agreement by and between Corcept Therapeutics Incorporated and Robert L. Roe, M.D., dated as of October 22, 2001 (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) filed on February 10, 2004).

10.3#	License Agreement by and between The Board of Trustees of the Leland Stanford Junior University and Corcept Therapeutics Incorporated, dated as of July 1, 1999 (incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) filed on February 10, 2004).

10.4	Master Clinical Development Agreement by and between Corcept Therapeutics Incorporated and Scirex Corporation, dated as of July 12, 2001 (incorporated by reference to Exhibit 10.8 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) filed on February 10, 2004).

10.5#	Memorandum of Understanding, Supply and Services Agreement, by and between Corcept Therapeutics Incorporated and ScinoPharm Taiwan, dated as of June 12, 2000 (incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-1/A (File No. 333-112676) filed on March 19, 2004).

Exhibit Number	Description of Document
10.6	Master Services Agreement by and between Corcept Therapeutics Incorporated and PPD Development, LP, dated as of January 17, 2003 (incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1/A (File No. 333-112676) filed on March 19, 2004).

10.7	Master Services Agreement by and between Corcept Therapeutics Incorporated and i3 Research, a division of Ingenix Pharmaceuticals Services (UK) Limited, dated as of October 28, 2004 (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K filed on March 29, 2005).

10.8##	Manufacturing Agreement with Produits Chimgues Auxiliaries et de Synthese SA, dated November 8, 2006 (incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K filed on April 2, 2007).

10.9	Common Stock Purchase Agreement by and among Corcept Therapeutics Incorporated and each of the Purchasers listed on Exhibit A thereto, dated November 14, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 16, 2006).

10.10	Common Stock Purchase Agreement by and among Corcept Therapeutics Incorporated and each of those persons and entities listed on the Schedule of Purchasers thereto, dated as of March 30, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 3, 2007).

10.11	Common Stock Purchase Agreement by and among Corcept Therapeutics Incorporated and each of those persons and entities listed on the Schedule of Purchasers thereto, dated as of August 16, 2007 (incorporated by reference to Exhibit 10.1 to the registrants Current Report on Form 8-K filed on August 21, 2007).

10.12*	Form of Indemnification Agreement for directors and officers approved by the Board of Directors on September 24, 2007 (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007).

10.13	Securities Purchase Agreement by and among Corcept Therapeutics Incorporated and the purchasers named therein, dated March 14, 2008 (incorporated by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K filed on March 31, 2008).

10.14	Form of Warrant issued in connection with the Securities Purchase Agreement by and among Corcept Therapeutics Incorporated and the purchasers named therein, dated March 14, 2008 (incorporated by reference to Exhibit 4.4 to the registrant’s Annual Report on Form 10-K filed on March 31, 2008).

10.15	Common Stock Purchase Agreement by and between Kingsbridge Capital Limited and Corcept Therapeutics Incorporated dated as of March 25, 2008 (incorporated by reference to Exhibit 10.26 to the registrant’s Annual Report on Form 10-K filed on March 31, 2008).

10.16	Warrant, dated March 25, 2008 issued to Kingsbridge Capital Limited (incorporated by reference to Exhibit 4.5 to the registrant’s Annual Report on Form 10-K filed on March 31, 2008).

10.17#	Master Service Agreement by and among Corcept Therapeutics Incorporated and ICON Clinical Research, L.P., signed on June 4, 2008 (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2008).

10.18*	Amended and Restated Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Joseph K. Belanoff, M. D., dated September 19, 2008 (incorporated by reference to Exhibit 10.25 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009).

10.19*	Amended and Restated Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Robert L. Roe, M. D., dated September 19, 2008 (incorporated by reference to Exhibit 10.26 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009).

Exhibit Number	Description of Document
10.20*	Amended and Restated Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Anne M. LeDoux, dated September 19, 2008 (incorporated by reference to Exhibit 10.27 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009).

10.21*	Amended and Restated Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and James N. Wilson, dated September 19, 2008 (incorporated by reference to Exhibit 10.28 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009).

10.22*	Employment offer letter to Caroline M. Loewy, dated October 21, 2008 (incorporated by reference to Exhibit 10.29 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009).

10.23	Amendment to Registration Rights Agreement by and among Corcept Therapeutics Incorporated and the investors signatory thereto, dated November 11, 2008 (incorporated by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009).

10.24*	Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Caroline M. Loewy, dated November 28, 2008 (incorporated by reference to Exhibit 10.31 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009).

10.25	Form of Warrant issued in connection with the Securities Purchase Agreement by and among Corcept Therapeutics Incorporated and the purchasers named therein, dated October 12, 2009 (incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q filed on September 30, 2009).

10.26	Securities Purchase Agreement by and among Corcept Therapeutics Incorporated and the purchasers named therein, dated October 12, 2009 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on September 30, 2009).

10.27*	Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on June 30, 2009).

14.1	Code of Ethics (incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-1/A (File No. 333-112676) filed on March 19, 2004).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the registrant’s Annual Report on Form 10-K filed on March 26, 2010)

24.1	Power of Attorney (incorporated by reference to the signature page of the registrant’s Annual Report on Form 10-K filed on March 26, 2010)

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Caroline M. Loewy

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Caroline M. Loewy

#	Confidential treatment granted
##	Confidential treatment requested
*	Management contract or compensatory plan or arrangement