Form 10-Q
period 2010-09-30
CORCEPT THERAPEUTICS INC
filed 2010-11-12
CIK 1088856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

On November 8, 2010 there were 72,382,628 shares of common stock outstanding at a par value of $0.001 per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and should be read in conjunction with the “Risk Factors” section of this Form 10-Q. All statements contained in this Form 10-Q other than statements of historical fact are forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “should,” “seeks” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements may include, but are not limited to, statements about:

•

the progress and timing of our research, development and clinical programs and the timing of regulatory activities, including the anticipated submission of the New Drug Application (NDA) for CORLUX for the treatment of Cushing’s Syndrome to the United States Food and Drug Administration (FDA), the acceptance of that NDA for filing by the FDA and the review and approval of the NDA by the FDA;

•	estimates of the dates by which we expect to report results of our clinical trials and the anticipated results of these trials;

•	the timing of the market introduction of CORLUX® and future product candidates, including CORT 108297 and CORT 113083;

•	our ability to market, commercialize and achieve market acceptance for CORLUX or other future product candidates, including CORT 108297 and CORT 113083;

•	uncertainties associated with obtaining and enforcing patents;

•	our estimates for future performance; and

•	our estimates regarding our capital requirements and our needs for, and ability to obtain, additional financing.

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

PART I. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(In thousands)

	September 30, 2010	December 31, 2009
	(Unaudited)	(See Note 1)
Assets

Current assets:
Cash and cash equivalents	$28,976	$23,867
Prepaid expenses and other current assets	613	553

Total current assets	29,589	24,420
Property and equipment, net of accumulated depreciation	4	10
Other assets	95	81

Total assets	$29,688	$24,511

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$1,677	$1,270
Accrued clinical expenses	851	709
Accrued compensation	213	210
Obligations under capital lease, short-term	—	6
Other accrued liabilities	252	224

Total current liabilities	2,993	2,419

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	72	62
Additional paid-in capital	195,831	172,369
Notes receivable from stockholders	(97)	(101)
Deficit accumulated during the development stage	(169,111)	(150,238)

Total stockholders’ equity	26,695	22,092

Total liabilities and stockholders’ equity	$29,688	$24,511

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

					Period from inception (May 13, 1998) to September 30, 2010
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Collaboration revenue	$—	$—	$—	$29	$1,014

Operating expenses:
Research and development*	5,224	3,127	14,286	10,653	128,498
General and administrative*	1,881	1,543	5,327	4,463	46,089

Total operating expenses	7,105	4,670	19,613	15,116	174,587

Loss from operations	(7,105)	(4,670)	(19,613)	(15,087)	(173,573)

Legal settlement	—	—	750	—	750
Interest and other income, net	4	4	8	97	5,335
Other expense	(3)	(2)	(18)	(6)	(1,623)

Net loss and comprehensive loss	$(7,104)	$(4,668)	$(18,873)	$(14,996)	$(169,111)

Basic and diluted net loss per share	$(0.10)	$(0.09)	$(0.28)	$(0.30)

Weighted average shares outstanding used in computing basic and diluted net loss per share	72,045	49,765	66,982	49,764

* Includes non-cash stock-based compensation consisting of the following:

Research and development	$45	$66	$170	$198	$5,446
General and administrative	500	399	1,361	1,158	10,922

Total non-cash stock-based compensation	$545	$465	$1,531	$1,356	$16,368

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

			Period from inception (May 13, 1998) to September 30, 2010
	Nine Months Ended September 30,
	2010	2009
Operating activities
Net loss	$(18,873)	$(14,996)	$(169,111)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization of property and equipment	6	8	116
Expense related to stock options, net of reversals	1,531	1,339	15,994
Expense related to stock issued for services or in conjunction with license agreement	—	11	95
Expense related to stock issued below fair value	—	—	522
Interest accrued on convertible promissory note	—	—	104
Settlement of liquidated damages in stock	—	—	1,281
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(60)	584	(613)
Other assets	(14)	(30)	(95)
Accounts payable	407	(412)	1,677
Accrued clinical expense	142	(34)	851
Other liabilities	31	(57)	465

Net cash used in operating activities	(16,830)	(13,587)	(148,714)

Investing activities
Purchases of property and equipment	—	—	(61)
Purchases of investments	—	—	(118,320)
Maturities of investments	—	3,594	118,320

Net cash provided by (used in) investing activities	—	3,594	(61)

Financing activities
Proceeds from issuance of common stock and warrants, including collection of notes receivable, net of issuance costs	21,945	6,000	135,889
Proceeds from issuance of convertible preferred stock, net of cash paid for issuance costs	—	—	40,378
Proceeds from issuance of convertible notes	—	—	1,543
Principal payments of obligations under capital leases	(6)	(7)	(59)

Net cash provided by financing activities	21,939	5,993	177,751

Net increase (decrease) in cash and cash equivalents	5,109	(4,000)	28,976
Cash and cash equivalents, at beginning of period	23,867	14,716	—

Cash and cash equivalents, at end of period	$28,976	$10,716	$28,976

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

The accompanying unaudited balance sheet as of September 30, 2010, statements of operations for the three- and nine- month periods ended September 30, 2010 and 2009, and statements of cash flows for the nine-month periods ended September 30, 2010 and 2009 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K, as amended. The accompanying balance sheet as of December 31, 2009 has been derived from audited financial statements at that date.

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

As reflected in the accompanying financial statements as of September 30, 2010, the Company had cash and cash equivalents of $29.0 million, working capital of $26.6 million and an accumulated deficit of $169.1 million. The Company has sufficient funds to maintain its operations into the third quarter of 2011, including the planned completion of its Phase 3 Cushing’s Syndrome trial, the continuation of its long-term extension study in this indication, the planned submission of an NDA to the FDA for CORLUX for the treatment of Cushing’s Syndrome, the continuation of enrollment in its Phase 3 psychotic depression trial, the completion of a Phase 1b/2a multi-dose safety and proof of concept clinical study for CORT 108297, one of its proprietary, selective glucocorticoid receptor II (GR-II) antagonists, and research and pre-clinical activities related to additional selective GR-II antagonists, including the submission of an Investigational New Drug application (IND) for CORT 113083.

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

Cash and Cash Equivalents

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

Credit Risks and Concentrations

The Company is exposed to credit risk in the event of default by the financial institutions holding the cash and cash equivalents to the extent of the amount recorded on the balance sheet. This risk is mitigated by investing in securities with high credit ratings from the major rating services and by limiting the amount of investment in any one issuer. As of September 30, 2010 and December 31, 2009, the Company had no investments in mortgage-backed securities or auction rate securities. To date, the Company has not experienced any loss or lack of access to cash in its checking account or money market funds.

The Company has a concentration of risk in regard to the manufacture of its product. The Company has a single source supplier for the manufacture of CORLUX tablets. If this supplier is unable to prepare the CORLUX tablets in the quantities and time frame required, the Company may not be able to manufacture its product in a timely manner.

Fair Value Measurements

Financial instruments are categorized in a fair value hierarchy that prioritizes the information used to develop assumptions for measuring fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 input), then to quoted prices (in non-active markets or in active markets for similar assets or liabilities), inputs other than quoted prices that are observable for the asset or liability, and inputs that are not directly observable, but that are corroborated by observable market data for the asset or liability (Level 2 input), then the lowest priority to unobservable inputs, for example, the Company’s own data about the assumptions that market participants would use in pricing an asset or liability (Level 3 input). Fair value is a market-based measurement, not an entity-specific measurement, and a fair value measurement should therefore be based on the assumptions that market participants would use in pricing the asset or liability.

No assets or liabilities in the Company’s financial statements are required to be measured at fair value other than the Company’s investment portfolio.

Revenue Recognition

Collaboration revenue relates to services rendered in connection with agreements signed with Eli Lilly and Company (Eli Lilly), in which Eli Lilly agreed to support certain of the Company’s preclinical and clinical proof-of-concept studies evaluating the ability of the Company’s product candidates to mitigate or prevent weight gain associated with the use of Zyprexa (olanzapine), an atypical antipsychotic medication. Under the agreements, Eli Lilly agreed to supply the Zyprexa and olanzapine and pay for the studies. The Company was required to perform development activities as specified in these agreements and was reimbursed based on the costs associated with the conduct of the trial and the preparation and packaging of clinical trial materials. Revenue was recognized as services were rendered in accordance with the agreements.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

Research and Development

Research and development expenses consist of costs incurred for Company-sponsored research and development activities. These costs include direct expenses and research-related overhead expenses, including the cost of funding clinical trials, preclinical studies, manufacturing development and the contract development of second-generation compounds, and are expensed as incurred. Costs to acquire technologies and materials that are utilized in research and development and that have no alternative future use are expensed when incurred.

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

Stock-based compensation expense related to non-employees

Expense is recognized for options granted to non-employees based on the fair-value of the option grants at the time of vesting. For service-based options granted to non-employees, the fair value is periodically re-measured and amortized to expense during the period of service with a final adjustment to fair value as the underlying options vest.

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

The new guidance is effective for fiscal years that begin on or after June 15, 2010 and interim periods within those years. The adoption of the new standard is not expected to have a material effect on the Company’s financial statements as it does not currently have any arrangements to which the standard would apply.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

2. Fair Value

As of September 30, 2010 and December 31, 2009, the Company’s financial assets were invested in a money market fund, which can be converted to cash at par on demand. These funds, which totaled approximately $27.5 million and $23.0 million as of September 30, 2010 and December 31, 2009, respectively, were measured at fair value, which approximates cost, as of the respective dates and were classified as Level 1 assets in the fair value hierarchy for financial assets.

There were no realized gains or losses on investments during the nine-month periods ended September 30, 2010 and 2009. The cost of securities sold is determined based upon specific identification.

3. Other Accrued Liabilities

The following table presents the components of other accrued liabilities as of the dates presented. All amounts are in thousands.

	September 30, 2010	December 31, 2009
Professional fees	$122	$186
Legal fees	62	—
Other	68	38

Total	$252	$224

4. Commitments

In June 2010, the Company signed agreements with the vendor that provides manufacturing services for materials to be used in development work for CORT 108297 and CORT 113083 in the aggregate amount of $1.6 million. Approximately $660,000 has been incurred under these agreements through September 30, 2010, with the remainder to be incurred by early 2011.

In August 2010, the Company signed an agreement with a vendor to assist us in developing our Risk Evaluation and Mitigation Strategy (“REMS”), a plan for which will be submitted to the FDA as part of our NDA for CORLUX for the treatment of Cushing’s Syndrome. The financial commitment under the initial set-up phase of this agreement is approximately $1.2 million. Approximately $185,000 of this amount is expected to be incurred during 2010 with the remainder to be incurred during 2011. Commitments for any future phases of the agreement will not be effective until after the FDA approval of our NDA; the majority of such costs are expected to be variable and dependent on patient utilization of our drug.

In September 2010, the Company signed purchase orders for the acquisition of mifepristone, the active pharmaceutical ingredient (API) in CORLUX, to be delivered during 2011 for aggregate commitments of approximately $1.0 million.

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

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

In January 2010, the Company sold 229,031 shares of common stock to Kingsbridge Capital Limited (Kingsbridge) under the Committed Equity Financing Facility (CEFF) at an average cost of $2.73 per share, for total gross proceeds of $625,000. The costs of processing this transaction were immaterial. See the discussion in Note 9 – Subsequent Events regarding additional sales of common stock under the CEFF during October 2010.

6. Stock Option Plans

The Company has two stock option plans – the 2000 Stock Option Plan (the 2000 Plan) and the 2004 Equity Incentive Plan (the 2004 Plan). All option grants under the 2000 Plan are fully vested, with grants covering approximately 330,000 shares remaining outstanding as of September 30, 2010, with contractual lives expiring in 2010 through 2014. Vested shares under this plan that are not exercised within the remaining contractual life will expire on that date and not be added to the pool of shares available for future grant.

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

During the quarter ended September 30, 2010, the Company issued an aggregate of 38,950 shares of its common stock upon the exercise of stock options. For the nine months ended September 30, 2010, an aggregate of 80,200 shares of the Company’s common stock was issued upon the exercise of stock options. Upon exercise of stock options, new shares were issued.

7. Legal Settlement

During the quarter ended June 30, 2010, the Company received a payment of $750,000 in connection with the favorable settlement of a lawsuit brought on behalf of the Company against an individual for defamation and harassment. This is the full amount due to the Company in settlement of this claim.

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

	September 30,
	2010	2009
Warrants outstanding	9,200	4,792
Stock options outstanding	7,945	6,946

Total	17,145	11,738

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

9. Subsequent Events

During October 2010, the Company sold 289,608 shares of common stock to Kingsbridge under the CEFF at an average price of $3.45 per share, for net proceeds of approximately $1.0 million. There were no underwriting discounts or commissions paid in connection with the sale and the transaction costs were immaterial.

In November 2010, the Company received notification of grants totaling $733,438 from the United States Treasury’s Therapeutic Discovery Project Grant program. This included the maximum available grant of $244,479 for each of our three clinical programs — CORLUX for the treatment of Cushing’s Syndrome, CORLUX for the treatment of psychotic depression, and CORT 108297 for the treatment of antipsychotic induced weight gain. As these grants relate to costs incurred during 2009, the Company expects to receive the grant funds before December 31, 2010.

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

Selective GR-II Receptor Antagonists

In 2003, we initiated a discovery research program to identify and patent selective GR-II antagonists to develop a pipeline of products for proprietary use. Three distinct series of GR-II antagonists were identified. These compounds, like our lead product CORLUX, potently block the cortisol receptor (GR-II) but, unlike CORLUX, they do not appear to block the PR (progesterone), ER (estrogen), AR (androgen) or GR-I (mineralocorticoid) receptors. Composition of matter patent applications on all of the three series have been issued in Europe, and have issued on two of the three series in the United States. Examination has begun in the United States on the third series.

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

The manufacturing and preclinical development of CORT 108297 began late in 2008 and resulted in the submission of an IND to the FDA in December 2009. Dosing of healthy volunteers in the first Phase 1 study of CORT 108297 was completed in July 2010 and a Phase 1b/2a study is planned to begin later this year.

During the second quarter of 2010, we selected a second new compound, CORT 113083, to advance toward an IND filing. CORT 113083 has demonstrated excellent bioavailability in animal models. During the third quarter of 2010, we commenced various manufacturing development and preclinical studies supporting an IND filing for this compound.

General

Our activities to date have included:

•	product development;

•	designing, funding and overseeing clinical trials;

•	regulatory affairs; and

•	intellectual property prosecution and expansion.

Historically, we have financed our operations and internal growth primarily through private placements of our preferred and common stock and the public sale of common stock rather than through collaborative or partnership agreements. Therefore, we have no research funding or collaborative payments payable to us, except for the limited revenue that has been previously collected under the agreements with Eli Lilly discussed above.

We are in the development stage and have incurred significant losses since our inception. We have not generated any revenue other than the revenue under the agreements with Eli Lilly, and do not expect to generate significant revenue until CORLUX has been approved by the FDA for marketing in the United States, if at all. As of September 30, 2010, we had an accumulated deficit of $169.1 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for CORLUX and CORT 108297, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing process development and regulatory activities, as well as general and administrative expenses. We expect to continue to incur net losses over at least the next few years as we continue our CORLUX and CORT 108297 clinical development programs, apply for regulatory approvals, initiate development of CORT 113083 or other newly identified GR-II antagonists for various indications, continue our discovery research program, acquire and develop treatments in other therapeutic areas, establish sales and marketing capabilities and expand our operations.

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

During the nine-month period ended September 30, 2009, we recognized approximately $29,000 of revenue under these agreements. No amounts were recognized during the three-month period ended September 30, 2009 and no amounts were recognized during 2010 under these agreements. There will be no revenue under the agreements in the future as all of the related activities were completed by mid-2009.

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

Research and development expenses increased 67% to $5.2 million for the three-month period ended September 30, 2010, from $3.1 million for the comparable period in 2009. For the nine-month period ended September 30, 2010, research and development expenses increased 34% to $14.3 million from $10.7 million for the nine-month period ended September 30, 2009.

During the three- and nine-month periods ended September 30, 2010, as compared to the same periods in 2009, there were net increases in clinical trial costs of approximately $1.6 million and $3.4 million, respectively. Clinical trial cost increases during the three- and nine-month periods ended September 30, 2010, as compared to the same periods in 2009 included approximately $165,000 and $440,000, respectively, related to the clinical trials with CORLUX for the treatment of Cushing’s Syndrome, $1.3 million and $3.6 million, respectively, related to other NDA-supportive studies with CORLUX and approximately $340,000 and $1.5 million, respectively, related to the Phase 1a study with CORT 108297. For these corresponding periods, there were decreases of approximately $245,000 and $1.7 million, respectively, related to scaling back our Phase 3 study with CORLUX for the treatment of psychotic depression. For the three-month period ended September 30, 2010 as compared to the same period in 2009 there was an increase in clinical study costs of $15,000 related to the completion of our clinical study for the mitigation of weight gain caused by Risperdal early in 2009, as the period in 2009 had reflected a credit for the final settlement of costs on this study. For the nine-month period ended September 30, 2010, there was a decrease in costs associated with this study of approximately $420,000, as compared to the corresponding period of 2009.

During the three- and nine-month periods ended September 30, 2010, as compared to the same periods in 2009, there were also increases of approximately $445,000 and $1.0 million, respectively, in research work with our proprietary, selective new GR-II antagonists, including CORT 113083, and of approximately $280,000 and $595,000, respectively, in CORLUX manufacturing costs related to the acquisition of active pharmaceutical ingredient and the manufacture of clinical trial materials and registration batches to be used for the NDA. During the three-month period ended September 30, 2010, as compared to the same period in 2009, there was also an increase of approximately $430,000 related to the start of manufacturing of clinical trial material for use in the Phase 1b/2a study with CORT 108297. Consultancy and staffing costs increased $250,000 and $615,000, during the three- and nine-month periods ended September 30, 2010, as compared to the same periods in 2009, to assist in the management of the research and development activities, and to commence activities toward a submission of an NDA for CORLUX for the treatment of Cushing’s Syndrome during the first quarter of 2011. During these respective periods, there were also decreases of approximately $855,000 and $2.5 million, respectively, related to the preclinical and IND-enabling work on CORT 108297, which entered a Phase 1a study in February 2010.

Below is a summary of our research and development expenses by major project:

	Three-Months Ended September 30		Nine-Months Ended September 30,
Project	2010	2009*	2010	2009*
	(in thousands)
CORLUX
Cushing’s Syndrome	$1,333	$755	$3,678	$2,176
Psychotic Depression	672	1,066	1,940	4,134
Weight Gain Mitigation	3	(12)	9	563
Selective GR-II antagonists	1,370	1,025	3,649	3,057
Unallocated activities, including NDA supportive studies, manufacturing, regulatory, and preclinical activities	1,801	227	4,840	525
Stock-based compensation	45	66	170	198

Total research and development expense	$5,224	$3,127	$14,286	$10,653

*	The data in the table above for the three- and nine-month periods ended September 30, 2009 has been reorganized to be consistent with the presentation for 2010 to recognize that certain costs such as NDA supportive studies, some manufacturing activities, regulatory and preclinical activities are not readily allocable to any one product or indication as these activities benefit multiple products and/or indications.

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

General and administrative expenses increased 22% to $1.9 million for the three-month period ended September 30, 2010 from $1.5 million for the comparable period in 2009. For the nine-month period ended September 30, 2010, general and administrative expenses increased 19% to $5.3 million from $4.5 million for the nine-month period ended September 30, 2009. During the three- and nine-month periods ended September 30, 2010, as compared to the same periods in 2009, there were increases in staffing and consultancy costs of approximately $235,000 and $565,000, respectively, due primarily to additional resources necessary to engage in planning for the potential commercialization of CORLUX for Cushing’s Syndrome. Approximately $100,000 and $205,000, respectively, of these increases for the three- and nine-month periods of 2010 as compared to the same periods in 2009 represent non-cash stock-based compensation costs related to stock options granted to employees and consultants. There were also increases in legal costs related to patents and other corporate matters during the three- and nine-month periods ended September 30, 2010, as compared to the same periods in 2009, of approximately $5,000 and $115,000, respectively.

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

Legal settlement — During the quarter ended June 30, 2010, we received a payment of $750,000 in connection with the favorable settlement of a lawsuit brought on our behalf against an individual for defamation and harassment. This is the full amount due to us in settlement of this claim.

Interest and other income, net — Interest and other income, net of investment management fees, was approximately $4,000 and $8,000, respectively, for the three- and nine-month period ended September 30, 2010 as compared to $4,000 and $97,000, respectively for the corresponding periods in 2009. The nine-month period ended September 30, 2009 included $58,000 of interest earned on a note receivable that was collected in February 2009.

Liquidity and Capital Resources

We have incurred operating losses since inception, and at September 30, 2010, we had an accumulated deficit of $169.1 million. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities to fund our operations.

At September 30, 2010, we had cash and cash equivalents of $29.0 million, compared to $23.9 million at December 31, 2009. Net cash used in operating activities for the nine-month period ended September 30, 2010, was approximately $16.8 million as compared to $13.6 million in the comparable period of 2009. The use of cash in each period was primarily a result of our research and development activities and amounts incurred to support our administrative infrastructure. We expect cash used in operating activities will increase during the remainder of 2010 and later years due to the continuation and expansion of our development programs for Cushing’s Syndrome, psychotic depression and our selective GR-II antagonists, research activities, commercialization planning activities and general and administrative expenses.

In April 2010, we generated $7.5 million of net proceeds from the issuance of common stock upon the exercise of warrants and the issuance of new warrants to purchase shares of our common stock. In June 2010, we generated approximately $13.8 million of net proceeds from the sale of common stock to the public in an underwritten offering.

During October 2010, we sold 289,608 shares of common stock to Kingsbridge Capital Limited (Kingsbridge) under the Committed Equity Financing Facility (CEFF) at an average price of $3.45 per share, for net proceeds of approximately $1.0 million.

During November 2010, we received notification of grants totaling $733,438 from the United States Treasury’s Therapeutic Discovery Project Grant program. This included the maximum available grant of $244,479 for each of our three clinical programs — CORLUX for the treatment of Cushing’s Syndrome, CORLUX for the treatment of psychotic depression, and CORT 108297 for the treatment of antipsychotic induced weight gain. As these grants relate to costs incurred during 2009, we expect to receive the grant funds before December 31, 2010.

We believe that we have sufficient capital resources to maintain our operations into the third quarter of 2011, including the planned completion of our Phase 3 Cushing’s Syndrome trial, the continuation of our long-term extension study in this indication, and other activities in preparation of the submission of an NDA for CORLUX for the treatment of Cushing’s Syndrome, the continuation of enrollment in our Phase 3 psychotic depression trial, the completion of a Phase 1b/2a clinical study with CORT 108297, one of our proprietary, selective GR-II antagonists, and research and preclinical activities related to additional selective GR-II antagonists, including preparation for the IND submission for CORT 113083.

We will need to raise additional funds to continue the development of CORLUX for the treatment of Cushing’s Syndrome or the psychotic features of psychotic depression beyond the third quarter of 2011, to continue preparations for the commercialization of CORLUX for either of these indications and to continue and expand the development of our proprietary selective GR-II antagonists.

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

In March 2008, we entered into a CEFF with Kingsbridge. Under the terms of the agreement, Kingsbridge committed to provide up to $60 million of capital in exchange for newly-issued shares of our common stock for a period of up to three years after the SEC declares effective the last registration statements filed by us covering the resale of the shares of common stock issuable in connection with the CEFF and the shares of common stock underlying the warrant issued to Kingsbridge. In June 2008, the SEC declared effective our registration statement with the SEC covering the resale of approximately 3.6 million of the shares issuable under the CEFF and the shares issuable upon the exercise of the warrant issued to Kingsbridge. This registration statement covers approximately 37% of the 9.6 million shares of our common stock issuable pursuant to the CEFF and all of the 330,000 shares of our common stock issuable upon exercise of the warrant issued to Kingsbridge. As of the filing of this report, approximately 2.6 million shares remain available for sale under the initial registration statement. We intend to file an additional registration statement covering the resale of the remaining 6.0 million shares of our common stock issuable pursuant to the CEFF approximately 60 days after Kingsbridge and its affiliates have resold substantially all of the securities registered for sale under this initial registration statement.

Under the terms of the agreement, the determination of the exact timing and amount of any CEFF financings will be made solely by us, subject to certain conditions. The agreement requires a minimum stock price of $1.50 per share to allow us to issue shares to Kingsbridge under the CEFF. Through September 30, 2010, we have raised a total of approximately $1.6 million from the sales of stock under the CEFF, and we raised an additional $1.0 million by sales of stock under the CEFF in October 2010. Based on the volume weighted average price on the NASDAQ Capital Market for our common stock for the period from March 25, 2008, the date of the signing of the Kingsbridge CEFF, through November 8, 2010, the maximum amount of additional funds that could be raised under the CEFF is approximately $20 million. The actual amount of funds that can be raised under this agreement will be dependent on the number of shares actually sold under the agreement and the market value of our stock during the pricing periods of each sale.

As of September 30, 2010, approximately $27.5 million of our funds are invested in a money market fund maintained at a major U.S. financial institution, the investments in which are backed by U.S. Treasury obligations. To date, we have not experienced any loss or lack of access to cash in our checking accounts or money market funds.

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

Contractual Obligations and Commercial Commitments

In June 2010, we signed agreements with the vendor that provides manufacturing services for API to be used in development work for CORT 108297 and CORT 113083 in the aggregate amount of $1.6 million. Approximately $660,000 has been incurred under these agreements through September 30, 2010, with the remainder to be incurred by early 2011.

In August 2010, the Company signed an agreement with a company to assist us in developing our Risk Evaluation and Mitigation Strategy, a plan for which will be submitted to the FDA as part of our NDA for CORLUX for the treatment of Cushing’s Syndrome. The financial commitment under the initial set-up phase of this agreement is approximately $1.2 million. Approximately $185,000 of this cost is expected to be incurred during 2010 with the remainder to be incurred during 2011. Commitments for any future phases of the agreement will not be effective until after the FDA approval of our NDA; the majority of such costs are expected to be variable and dependent on patient utilization of our drug.

During the third quarter of 2010, the Company signed purchase orders for the acquisition of mifepristone, the active pharmaceutical ingredient in CORLUX, to be delivered during 2011 for aggregate commitments of approximately $1.0 million.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as amended. During the nine months ended September 30, 2010, we have not made any significant changes to our critical accounting polices and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The primary objective of our investment activities is to preserve principal. As of September 30, 2010, our cash and cash equivalents consisted primarily of money market funds maintained at major U.S. financial institutions. Due to the short-term nature of these instruments, a 1% increase or decrease in market interest rates would not have a material impact on the total value of our portfolio as of September 30, 2010.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on their evaluation as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We will need additional capital in order to complete the development and commercialization of CORLUX and our other proprietary, selective GR-II antagonists, including CORT 108297 and CORT 113083. Additional capital may not be available to us at all or on favorable terms, which could adversely affect our business.

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

•

the timing of the submission of an NDA to the FDA, the acceptance of the filing and approval of an NDA by the FDA to market CORLUX for the treatment of Cushing’s Syndrome or for the treatment of the psychotic features of psychotic depression;

•	developments or disputes concerning patents or proprietary rights, including announcements of claims of infringement, interference or litigation against us or our licensors;

•	actual or anticipated fluctuations in our operating results;

•	changes in our growth rates;

•	changes in our research development plans for our proprietary, selective GR-II antagonists, including CORT 108297 and CORT 113083;

•	the timing of commercialization of CORLUX and future product candidates; and

•	changes in the reimbursement policies of third-party insurance companies or government agencies.

Consequently, we may need additional funding sooner than anticipated. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

We cannot be certain that additional funding will be available on acceptable terms or at all. Even though we have raised funds several times over the past twelve months, market and economic conditions may make it difficult for us to raise any or sufficient additional capital. The sales of common stock and warrants during 2009 and through October 2010 have been dilutive to stockholders and any exercise of outstanding warrants and additional equity financing will cause further dilution to stockholders. Debt financing, if available, may involve restrictive covenants. If we obtain funds through collaborations with others, these arrangements may be on unfavorable terms or may require us to relinquish certain rights to our technologies or product candidates, including our lead product candidate, which we would otherwise seek to develop on our own. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or we may be required to discontinue operations.

We have incurred losses since inception and anticipate that we will incur continued losses for at least the next few years.

We are a development stage company with no current source of product revenue. We have a limited history of operations and have focused primarily on clinical trials, and if the outcome of our clinical trials supports it, we plan to seek FDA regulatory clearance to market CORLUX for the treatment of Cushing’s Syndrome and for the treatment of the psychotic features of psychotic depression. Historically, we have funded our operations primarily from the sale of our equity securities. We have incurred losses in each year since our inception in 1998. As of September 30, 2010, we had an accumulated deficit of $169.1 million. We do not know when or if we will generate product revenue. Subject to our ability to raise additional funds, we expect our research and development expenses to increase in connection with the clinical trials and other development activities for CORLUX and for other product candidates. We expect to incur significant expenses related to the preparation for commercializing CORLUX and for the product’s launch, if the FDA approves our NDA. As a result, we expect that our losses will increase at least until CORLUX is launched and commercially available to patients. We are unable to predict the extent of any future losses or whether or when we will become profitable.

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

During screening for Study 14, we have seen a higher than anticipated incidence of potential patients who do not meet appropriate criteria for entrance into the trial for diagnostic and other clinical reasons. Although we believe that this is the result of improved accuracy in the screening process resulting from the use of the MedAvante centralized rating services as an additional step in the selection of patients appropriate for inclusion in the study, we cannot be certain that MedAvante’s diagnostic screening improves trial performance and we know that it slows our enrollment. In addition, in March 2009, we announced that, in order to lower variable and fixed expenses and to conserve financial resources, we scaled back our planned rate of spending on this trial and extended the timeline for its completion. We are currently using a reduced total of eight clinical sites in order to conserve capital. This strategy may result in increased total study costs over the longer term.

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

We intend to commercialize our product candidates in international markets with the help of one or more partners. Outside the United States, we can commercialize a product only if we receive a marketing authorization and, in some cases, pricing approval, from the appropriate regulatory authorities, whose approval processes includes all of the risks associated with the FDA approval process, and, in some cases, additional risks. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. We have not taken any actions to obtain foreign approvals. We may not develop our product candidates in the clinic in order to obtain foreign regulatory approvals on a timely basis, if at all.

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

If another drug with the same active ingredient is approved for this indication before CORLUX, we will not garner the seven years of marketing exclusivity from the date of drug approval in the U.S. and other benefits that we anticipate. If CORLUX is the first drug approved by the FDA for this indication, any delay in our commercialization of the product, may have a negative impact on the revenue that we might be able to realize from the exclusivity provided during those seven years.

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

Even if we receive approval for the marketing and sale of CORLUX for the treatment of Cushing’s Syndrome and / or psychotic depression, CORLUX may never be accepted as a treatment for the approved indications, which would adversely affect our financial results.

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

We may use a different third-party manufacturer to produce commercial quantities of CORLUX than we are using in our clinical trials. The FDA may require us to conduct a study to demonstrate that the tablets used in our clinical trials are equivalent to the final commercial product, which could result in increased costs and a delay in the commercial launch of CORLUX. If we are unable to establish that the tablets are equivalent or if the FDA disagrees with the results of our study, a commercial launch of CORLUX could be delayed and we may incur additional costs.

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

The composition of matter patents on our families of novel selective glucocorticoid antagonists may not be issued and we may not continue with development of these products.

We have filed composition of matter patent applications on three families of novel selective glucocorticoid antagonists but not all of these have been issued. Applications for all of the three families have been issued in Europe. In the United States, applications for two of the three families have been issued. Examination has begun in the United States on our third novel selective GR-II family. If these patents are not issued we may choose not to continue with development of any or all of the compounds covered by these patent applications.

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

We only have significant clinical experience with CORLUX and we may determine that CORLUX is not desirable for uses other than for the treatment of Cushing’s Syndrome or the treatment of the psychotic features of psychotic depression. For example, we do not intend to develop CORLUX for mitigation of the weight gain associated with the use of Zyprexa, Risperdal or other atypical antipsychotics, even though we have reported positive results in the proof of concept studies described in the “Overview” section of Item 2 of this quarterly report on Form 10-Q for the quarter ending September 30, 2010. We are pursuing other GR-II antagonists for this use. The compounds developed pursuant to our early clinical, preclinical and discovery research programs, including CORT 108297 and CORT 113083, may fail to generate commercially viable product candidates in spite of the resources we may dedicate to the program. Even if product candidates are identified, we may abandon further development efforts before we reach clinical trials or after expending significant expense and time conducting clinical trials due to financial constraints, concerns over safety, efficacy of the product candidates or for other reasons. Moreover, governmental authorities may enact new legislation or regulations that could limit or restrict our development efforts. If we are unable to successfully discover and commercialize new uses for GR-II antagonists, we may be unable to generate sufficient revenue to support our operations.

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

The PPACA provisions on comparative clinical effectiveness research extend the initiatives of the American Recovery and Reinvestment Act of 2009, also known as the stimulus package, which included $1.1 billion in funding to study the comparative effectiveness of health care treatments. This stimulus funding was designated for, among other things, conducting, supporting or synthesizing research that compares and evaluates the risks and benefits, clinical outcomes, effectiveness and appropriateness of products. The PPACA also appropriates additional funding to comparative clinical effectiveness research. Although Congress has indicated that this funding is intended to improve the quality of health care, it remains unclear how the research will impact current Medicare coverage and reimbursement or how new information will influence other third-party payor policies. We expect that the PPACA and regulations and policies implementing this legislation, as well as other healthcare reform measures that may be adopted in the future, may have a material adverse effect on our industry generally and on our ability to successfully develop and commercialize our products.

We may face competition from other companies who attempt to develop mifepristone or other compounds for the treatment of Cushing’s Syndrome, which could limit our future revenues from the commercialization of CORLUX for the treatment of that disorder and which could have a negative impact on future revenues from the commercialization of CORLUX for any indication.

As discussed above in the risk related to Orphan Drug Designation, we are aware that Laboratoire HRA Pharma has begun a Phase II clinical trial in Europe and the United States evaluating the use of mifepristone to treat a subtype of Cushing’s Syndrome. We are also aware that Novartis is developing a somatostatin analogue and has reported results from a Phase 3 trial for Cushing’s disease, which is a subset of the patients with Cushing’s Syndrome. If a product for treatment of Cushing’s Syndrome is approved for commercialization before CORLUX, our potential future revenue could be reduced.

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

Combination medicinal therapy consists of the use of antipsychotic and antidepressant medicines, not currently approved for the treatment of psychotic depression. The antipsychotics are prescribed for off-label use by physicians to treat the psychotic features of psychotic depression, which is the clinical target of CORLUX. Antipsychotics include

Bristol- Myers Squibb’s Abilify, Novartis’ Clozaril, Pfizer’s Geodon and Navane, Ortho-McNeil’s Haldol, Janssen Pharmaceutica’s Risperdal, AstraZeneca’s Seroquel, GlaxoSmithKline’s Stelazine and Thorazine, Mylan’s Mellaril and Eli Lilly’s Zyprexa. CORLUX may not compete effectively with these established treatments. We are aware of one clinical trial conducted by Organon, for a new chemical entity for the treatment of psychotic depression. Organon was the pharmaceutical division of Akzo Nobel, which was purchased by Schering Plough which was then subsequently acquired by Merck & Co. Organon’s new chemical entity is a GR-II antagonist; we believe that its commercial use would be covered by our patent. As of the time of filing of this report, we are not aware of any other public disclosures by any company, regarding the development of new products to treat psychotic depression.

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

A limited number of our employees have experience in marketing or selling pharmaceutical products and we currently have no sales staff and limited marketing activities. To achieve commercial success for any approved product, we must either develop a sales and marketing force or enter into arrangements with others to market and sell our future products. We currently plan to establish small, specialty sales forces to market and sell CORLUX in the United States for the treatment of Cushing’s Syndrome and for the treatment of the psychotic features of psychotic depression, as each indication is approved for marketing by the FDA. However, our sales and marketing efforts may not be successful or cost-effective. In the event that the commercial launch of CORLUX is delayed due to FDA requirements or other reasons, we may establish a sales and marketing force too early relative to the launch of CORLUX. This may be expensive, and our investment would be lost if the sales and marketing force could not be retained. If our efforts to develop a sales and marketing force are not successful, cost-effective and timely, we may not achieve profitability.

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

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended November 8, 2010, our average daily trading volume has been approximately 57,000 shares and the intra-day sales prices per share of our common stock on the NASDAQ Capital Market has ranged from $2.02 to $4.33. As of November 8, 2010, our officers, directors and principal stockholders control approximately 47% of our common stock. The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

The registration rights agreement covering the approximately 8.9 million shares of our common stock issued in a private offering in March 2008 and an additional approximately 4.5 million shares of common stock underlying warrants issued in connection with the offering provided that if we failed to file or cause to be declared effective the registration statement covering the resale of these shares prior to specified deadlines, or failed to maintain the effectiveness of such registration statement (subject to limited permissible suspension periods), we would be required to pay the holders of such shares and warrants liquidated damages at the rate of 1% of the purchase price of these shares and warrants per month, up to a total of 10%. The registration statement covering the resale of the shares and shares underlying the warrants sold in this transaction was declared effective by the SEC in November 2008. Since this registration statement was not declared effective within the time frame specified in the registration rights agreement, we became obligated to pay liquidated damages of approximately $1.3 million in 2008 to the investors in this financing. As noted above, if we fail to maintain the effectiveness of this registration statement, we may be obligated to pay additional liquidated damage amounts in the future.

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

As of November 8, 2010, our officers, directors and principal stockholders control approximately 47% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1/A (File No. 333-112676) filed on March 19, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2007).

10.1*	Employment offer letter to Steven Lo, dated August 9, 2010.

10.2*	Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Steven Lo, dated September 15, 2010.

10.3*	Form of Indemnification Agreement for directors and officers approved by the Board of Directors on September 24, 2007 (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007).

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Caroline M. Loewy.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Caroline M. Loewy.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date: November 12, 2010	/S/ JOSEPH K. BELANOFF
Joseph K. Belanoff, M.D. Chief Executive Officer

Date: November 12, 2010	/S/ CAROLINE M. LOEWY
Caroline M. Loewy
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1/A (File No. 333-112676) filed on March 19, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2007).

10.1*	Employment offer letter to Steven Lo, dated August 9, 2010.

10.2*	Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Steven Lo, dated September 15, 2010.

10.3*	Form of Indemnification Agreement for directors and officers approved by the Board of Directors on September 24, 2007 (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007).

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Caroline M. Loewy.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Caroline M. Loewy.

*	Management contract or compensatory plan or arrangement