Form 10-Q
period 2011-03-31
CORCEPT THERAPEUTICS INC
filed 2011-05-09
CIK 1088856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ❒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ❒    No  ❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one.)

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On May 3, 2011 there were 83,972,040 shares of common stock outstanding at a par value of $0.001 per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements contained in this Form 10-Q other than statements of historical fact are forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “should,” “seeks” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements made in this Quarterly Report on Form 10-Q may include, but are not limited to, statements about:

•

the progress and timing of our research, development and clinical programs and the timing of regulatory activities, including the acceptance for filing of the New Drug Application (NDA) for CORLUX® for the treatment of Cushing’s Syndrome by the United States Food and Drug Administration (FDA,) which was submitted in April 2011, and the review and approval of the NDA by the FDA;

•	our estimates of the dates by which we expect to report results of our clinical trials and the anticipated results of these trials;

•	the timing of the market introduction of CORLUX and future product candidates, including CORT 108297 and CORT 113083;

•	our ability to manufacture, market, commercialize and achieve market acceptance for CORLUX or other future product candidates, including CORT 108297 and CORT 113083;

•	uncertainties associated with obtaining and enforcing patents;

•	our estimates for future performance; and

•	our estimates regarding our capital requirements and our needs for, and ability to obtain, additional financing.

Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see Part II, Item 1A, “Risk Factors” and the “Overview” and “Liquidity and Capital Resources” sections of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q. These forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements. Accordingly, you should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission (SEC).

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(In thousands)

	March 31, 2011	December 31, 2010
	(Unaudited)	(See Note 1)
Assets

Current assets:
Cash and cash equivalents	$59,201	$24,578
Prepaid expenses and other current assets	604	418

Total current assets	59,805	24,996
Property and equipment, net of accumulated depreciation	4	4
Other assets	28	104

Total assets	$59,837	$25,104

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$1,865	$817
Accrued clinical expenses	694	815
Accrued compensation	227	1,806
Other accrued liabilities	410	422

Total current liabilities	3,196	3,860

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	84	72
Additional paid-in capital	239,921	197,473
Notes receivable from stockholders	(59)	(97)
Deficit accumulated during the development stage	(183,305)	(176,204)

Total stockholders’ equity	56,641	21,244

Total liabilities and stockholders’ equity	$59,837	$25,104

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

			Period from inception (May 13, 1998) to March 31, 2011
	Three Months Ended March 31,
	2011	2010
Collaboration revenue	$—	$—	$1,014

Operating expenses:
Research and development*	4,924	4,489	138,084
General and administrative*	2,174	1,575	51,423

Total operating expenses	7,098	6,064	189,507

Loss from operations	(7,098)	(6,064)	(188,493)

Interest and other income, net	2	2	6,824
Other expense	(5)	(11)	(1,636)

Net loss and comprehensive loss	$(7,101)	$(6,073)	$(183,305)

Basic and diluted net loss per share	$(0.09)	$(0.10)

Weighted average shares outstanding used in computing basic and diluted net loss per share	80,764	62,655

* Includes non-cash stock-based compensation consisting of the following:

Research and development	$56	$63	$5,551
General and administrative	524	421	11,982

Total non-cash stock-based compensation	$580	$484	$17,533

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

			Period from inception (May 13, 1998) to March 31, 2011
	Three Months Ended March 31,
	2011	2010
Operating activities
Net loss	$(7,101)	$(6,073)	$(183,305)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization of property and equipment	—	3	116
Expense related to stock options, net of reversals	580	484	17,159
Expense related to stock issued for services or in conjunction with license agreement	—	—	95
Expense related to stock issued below fair value	—	—	522
Interest accrued on convertible promissory note	—	—	104
Settlement of liquidated damages in stock	—	—	1,281
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(186)	(28)	(604)
Other assets	76	1	(28)
Accounts payable	1,048	(247)	1,865
Accrued clinical expenses	(121)	(17)	694
Other liabilities	(1,591)	(10)	637

Net cash used in operating activities	(7,295)	(5,887)	(161,464)

Investing activities
Purchases of property and equipment	—	—	(61)
Purchases of investments	—	—	(118,320)
Maturities of investments	—	—	118,320

Net cash used in investing activities	—	—	(61)

Financing activities
Proceeds from issuance of common stock and warrants, including collection of notes receivable, net of issuance costs	41,918	570	178,864
Proceeds from issuance of convertible preferred stock, net of cash paid for issuance costs	—	—	40,378
Proceeds from issuance of convertible notes	—	—	1,543
Principal payments of obligations under capital leases	—	(2)	(59)

Net cash provided by financing activities	41,918	568	220,726

Net increase (decrease) in cash and cash equivalents	34,623	(5,319)	59,201
Cash and cash equivalents, at beginning of period	24,578	23,867	—

Cash and cash equivalents, at end of period	$59,201	$18,548	$59,201

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Corcept Therapeutics Incorporated was incorporated in the state of Delaware on May 13, 1998, and its facilities are located in Menlo Park, California. Corcept is a pharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of severe metabolic and psychiatric disorders. Our most advanced program is for the use of CORLUX, our lead product, for the treatment of the signs and symptoms of endogenous Cushing’s Syndrome, for which we have reported top-line results of our Phase 3 trial in December 2010 and January 2011 and have submitted a New Drug Application (NDA) to the United States Food and Drug Administration (FDA) in April 2011. We also have a clinical program for the use of CORLUX for the treatment of psychotic depression, where we are currently conducting a Phase 3 study. In addition, we have discovered three series of novel selective glucocorticoid receptor II (GR-II) antagonists and have moved CORT 108297, a compound from one of these series, into clinical development. Unless otherwise stated, all references in these financial statements to “we,” “us,” “our,” “Corcept,” the “Company,” “our company” and similar designations refer to Corcept Therapeutics Incorporated.

Our primary activities since incorporation have been raising capital, performing business and financial planning, establishing our offices, recruiting personnel, conducting research and development, overseeing clinical trials, and preparing for the potential commercialization of our lead product. Accordingly, we are considered to be in the development stage.

The accompanying unaudited balance sheet as of March 31, 2011, statements of operations for the three-month periods ended March 31, 2011 and 2010, and statements of cash flows for the three-month periods ended March 31, 2011 and 2010 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2010 has been derived from audited financial statements at that date.

Management Plans Regarding Liquidity

In the course of our development activities, we have sustained operating losses and expect such losses to continue into the future. We plan to continue to finance our operations through the sale of our equity and/or debt securities or by engaging in strategic relationships with potential partners. Our ability to continue our operations through the complete development and commercialization of our products is dependent upon the successful execution of our financing and/or any partnership strategies.

As reflected in the accompanying financial statements as of March 31, 2011, we had cash and cash equivalents of $59.2 million, working capital of $56.6 million and an accumulated deficit of $183.3 million. We believe that we have sufficient funds to maintain our operations into the third quarter of 2012.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Cost accruals for clinical trials are based upon estimates of work completed under service agreements, milestones achieved, patient enrollment and past experience with similar contracts. Our estimates of work completed and associated cost accruals include our assessments of information received from third-party contract research organizations and the overall status of clinical trial and other development and administrative activities. The estimates are updated on a recurring basis as new information becomes available. Any changes in estimates are recorded in the period of the change.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

Cash and Cash Equivalents

We invest our excess cash in bank deposits, money market accounts, corporate debt securities, and obligations of the U.S. government and U.S. government sponsored entities. We consider all highly liquid investments purchased with maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost and, as of March 31, 2011 and December 31, 2010, consist of money market funds maintained at major U.S. financial institutions. As of March 31, 2011 and December 31, 2010, all of our funds were invested in cash and cash equivalents.

Credit Risks and Concentrations

Our concentration of credit risk relates to our cash and cash equivalents. We are exposed to credit risk in the event of default by the financial institutions holding these funds to the extent of the amount recorded on the balance sheet. This risk is mitigated by investing in securities with high credit ratings from the major rating services and by limiting the amount of investment in any one issuer. As of March 31, 2011 and December 31, 2010, we had no investments in mortgage-backed securities or auction rate securities. For the three-month periods ended March 31, 2011 and 2010, we experienced no loss or lack of access to cash and cash equivalents in our operating or investment accounts.

We also have a concentration of risk in regard to the manufacture of our product. As of March 31, 2011, we had one pre-existing supplier for our tablet manufacture and had negotiated a contract with a potential back-up tablet manufacturer with whom we have not yet completed process transfer or test manufacture. If we are not able to qualify our second tablet manufacturer or if our pre-existing supplier is unable to prepare the CORLUX tablets in the quantities and time frame required, we may not be able to manufacture our product in a timely manner.

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

Research and Development

Research and development expenses consist of costs incurred for research and development activities that we sponsor. These costs include direct expenses (including nonrefundable payments to third parties) and research and development-related overhead expenses, as well as the cost of funding clinical trials, pre-clinical studies, manufacturing development and the development of second-generation compounds, and are expensed as incurred. Costs to acquire technologies and materials that are utilized in research and development and that have no alternative future use are expensed when incurred.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Segment Reporting

Operating segments are determined based on the way management organizes our business for making operating decisions and assessing performance. We have only one operating segment, which is involved in the discovery, development and commercialization of pharmaceutical products.

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

2. Fair Value

As of March 31, 2011 and December 31, 2010, our financial assets were invested in a money market fund, which can be converted to cash at par on demand. These funds, which totaled approximately $57.9 million and $23.9 million as of March 31, 2011 and December 31, 2010, respectively, were measured at fair value, which approximates cost, as of the respective dates and were classified as Level 1 assets in the fair value hierarchy for financial assets.

There were no realized gains or losses on investments during the three-month periods ended March 31, 2011 and 2010. The cost of securities sold is determined based upon specific identification.

3. Other Accrued Liabilities

The following table presents the components of other accrued liabilities as of the dates presented. All amounts are in thousands.

	March 31, 2011	December 31, 2010
Professional fees	$196	$224
Legal fees	34	135
Other	180	63

Total	$410	$422

4. Commitments

In February 2011, we amended our agreement with Argenta Discovery 2009 Limited (Argenta) for the continuation of research services regarding new proprietary selective GR-II antagonists through September 30, 2011 for an additional commitment of approximately $840,000.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

In March 2011, we initiated a purchase order with Produits Chimiques Auxiliaires et de Synthese SA (PCAS) for the acquisition of mifepristone, the active pharmaceutical ingredient (API) in CORLUX, for delivery late in 2011 for a commitment of approximately $850,000.

5. Capital Stock

On January 26, 2011, we sold 11.5 million shares of our common stock in an underwritten public offering at a price to the public of $3.90 per share for aggregate net proceeds of approximately $41.9 million after deducting the underwriter’s discount and commissions and other expenses of the offering. Longitude Venture Partners, L.P. purchased 750,000 (approximately 6.5%) of the shares sold in this transaction. Patrick Enright, who is a member of our board of directors, is a managing member of Longitude Capital Partners, LLC, the general partner of Longitude Venture Partners, L.P.

6. Stock Option Plans

We have two stock option plans – the 2000 Stock Option Plan (the 2000 Plan) and the 2004 Equity Incentive Plan (the 2004 Plan). All option grants under the 2000 Plan are fully vested, with grants covering approximately 317,000 shares remaining outstanding as of March 31, 2011, with contractual lives expiring in 2011 through 2014. Vested shares under this plan that are not exercised within the remaining contractual life will expire on that date and not be added to the pool of shares available for future grant.

In 2004, our board of directors and stockholders approved the 2004 Plan, which became effective upon the completion of our IPO, after which time, no additional options have been or will be issued under the 2000 Plan. Under the 2004 Plan, options, stock purchase and stock appreciation rights and restricted stock awards can be issued to our employees, officers, directors and consultants. The 2004 Plan provides that the exercise price for incentive stock options will be no less than 100% of the fair value of our common stock, as of the date of grant. Options granted under the 2004 Plan vest over periods ranging from one to five years. The vesting period of the options is generally equivalent to the requisite service period.

In November 2010, our Board of Directors authorized an increase in the shares available for issuance under the 2004 Plan effective January 1, 2011, equivalent to 4% of the shares of our common stock outstanding as of December 31, 2010, pursuant to the terms of the 2004 Plan. Accordingly, the shares available for issuance under the 2004 Plan have been increased by a total of 2,896,155 shares as of January 1, 2011.

During the quarter ended March 31, 2011, we issued an aggregate of 64,662 shares of our common stock upon the exercise of stock options. Upon exercise of stock options, new shares were issued.

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

	March 31,
	2011	2010
Warrants outstanding	9,200	9,200
Stock options outstanding	8,093	7,388

Total	17,293	16,588

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a pharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of severe metabolic and psychiatric disorders. Our focus is on those disorders that are associated with a steroid hormone called cortisol. Elevated levels and abnormal release patterns of cortisol have been implicated in a broad range of human disorders. Since our inception in May 1998, we have been developing our lead product, CORLUX, a potent glucocorticoid receptor II (GR-II) antagonist, that blocks the activity of cortisol. We have also discovered three series of novel selective GR-II antagonists and have moved CORT 108297, a compound from one of these series, into clinical development. Unless otherwise stated, all references in this document to “we,” “us,” “our,” “Corcept,” the “Company,” “our company” and similar designations refer to Corcept Therapeutics Incorporated.

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

The Investigational New Drug application (IND) for the evaluation of CORLUX for the treatment of the signs and symptoms of Cushing’s Syndrome was opened in September 2007. The FDA indicated that our single 50-patient open-label study may provide a reasonable basis for the submission of an NDA for this indication. We completed enrollment in this Phase 3 study in June 2010. This open-label Phase 3 study evaluated the response of two patient groups to CORLUX treatment: one included patients who were glucose intolerant, regardless of blood pressure level, and one included patients who had been diagnosed with hypertension but had normal glucose tolerance. The patients in both of these groups were being treated for their symptoms before study entry; CORLUX was added to their existing medications. In December 2010 we announced that both groups in this study achieved their primary endpoints. In January 2011 we announced positive results for the key secondary endpoint of global clinical improvement. All of the patients in the study were included in one group for this endpoint.

Statistically significant improvement in the primary endpoint was achieved for each group with 60% responding in the group of patients with abnormal glucose tolerance with or without a diagnosis of hypertension (the “glucose intolerant group”) and 38% responding in the group of patients with a diagnosis of hypertension (the “hypertensive group”.) The patients in the study, whether included in the “glucose intolerant group” or the “hypertensive group” for the purpose of evaluating the primary endpoints, were evaluated as a single group on the key secondary endpoint of “global clinical improvement”; 87% of patients showed significant clinical improvement as evaluated by an independent board of three physicians highly experienced in the treatment of Cushing’s Syndrome. A review of the safety data indicates that CORLUX had an acceptable risk-benefit profile in this Phase 3 study. Adverse events related to treatment included signs and symptoms of adrenal insufficiency, endometrial thickening and hypokalemia, all of which were consistent with earlier published reports. The majority of the serious adverse events (SAEs) reported in the study were not related to CORLUX treatment, as determined by the clinical investigators. All of the treatment-related SAEs resolved with clinical management. Eighty-eight percent of the patients who completed the Phase 3 study opted to enter the long-term extension study. We submitted our NDA for the use of CORLUX in Cushing's Syndrome on April 15, 2011. Our submission included a proposal for our Risk Evaluation and Mitigation Strategies (REMS) and a request for Priority Review, for which the FDA’s goal for completion is six months. We plan to present detailed data from the Phase 3 trial at scientific conferences during 2011. We are developing plans and engaging third-party vendors to support a commercial launch of CORLUX in the United States, if it is approved by the FDA.

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

Antipsychotic-induced Weight Gain Mitigation. In 2005, we announced the results of studies in rats that demonstrated that CORLUX both reversed the weight gain associated with the ongoing use of olanzapine and mitigated the weight gain associated with the initiation of treatment with olanzapine (the active ingredient in Zyprexa). The results from this study were published in the journal Brain Behavioral Research in early 2006. This study was paid for by Eli Lilly and Company (Eli Lilly).

During 2007 we announced positive results from our clinical proof-of-concept study in lean healthy male volunteers evaluating the ability of CORLUX to mitigate weight gain associated with the use of Zyprexa. The results show a statistically significant reduction in weight gain in those subjects who took Zyprexa plus CORLUX compared to those who took Zyprexa plus placebo. Also, the addition of CORLUX to treatment with Zyprexa had a beneficial impact on secondary metabolic measures such as fasting insulin, triglycerides and abdominal fat, as indicated by waist circumference. Eli Lilly provided Zyprexa and financial support for this study and its results were published in the journal Advances in Therapy in 2009. In January 2009, we announced positive results from a similar proof-of-concept study evaluating the ability of CORLUX to mitigate weight gain associated with the use of Johnson & Johnson’s Risperdal. This study confirmed and extended the earlier results seen with CORLUX and Zyprexa, demonstrating a statistically significant reduction in weight gain and in the secondary metabolic endpoints of fasting insulin, triglycerides and abdominal fat, as indicated by waist circumference. The results from the study of CORLUX and Risperdal were presented at several scientific conferences, including the American Diabetes Association meeting in June 2009, and were published in the journal Obesity in 2010.

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

The manufacturing and preclinical development of CORT 108297 began late in 2008 and resulted in the submission of an IND to the FDA in December 2009 for the prevention of weight gain induced by antipsychotic medication. Dosing of healthy volunteers in the first Phase 1 study of CORT 108297 was completed in July 2010. A Phase 1b/2a study of this drug evaluating the compound in models of antipsychotic-induced weight gain and changes in biomarkers induced by prednisone, a commonly prescribed glucocorticosteroid associated with metabolic effects, was initiated during the fourth quarter of 2010, with the first patients being dosed in December 2010.

During the second quarter of 2010, we selected a second new compound, CORT 113083, to advance toward an IND filing. CORT 113083 has demonstrated substantial bioavailability in animal models. During the third quarter of 2010, we commenced various manufacturing development and preclinical studies supporting an IND filing for this compound.

General

Our activities to date have included:

•	product development;

•	designing, funding and overseeing clinical trials;

•	regulatory affairs;

•	intellectual property prosecution and expansion; and

•	preparations for the commercialization of our lead product.

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

We are in the development stage and have incurred significant losses since our inception. We have not generated any revenue other than the revenue under the agreements with Eli Lilly, and do not expect to generate significant revenue until CORLUX has been approved by the FDA for marketing in the United States, if at all. As of March 31, 2011, we had an accumulated deficit of $183.3 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for CORLUX and CORT 108297, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing process development and regulatory activities, as well as general and administrative expenses. We expect to continue to incur net losses over at least the next few years as we continue our CORLUX and CORT 108297 clinical development programs, apply for regulatory approvals, initiate development of CORT 113083 or other newly identified GR-II antagonists for various indications, continue our discovery research program, acquire and develop treatments in other therapeutic areas, establish sales and marketing capabilities and expand our operations.

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

We did not recognize any revenue under the agreements during any period in 2011 or 2010 and none will be recognized in the future as all of the activities relating to these agreements were completed by mid-2009.

Research and development expenses — Research and development expenses include 1) the personnel costs related to our development activities, including facilities costs and non-cash stock-based compensation, 2) the costs of discovery research, 3) costs associated with IND-enabling activities and pre-clinical studies, 4) costs of clinical trials, including trial preparation, enrollment, site monitoring and data analysis expenses, 5) regulatory costs, 6) the costs of manufacturing development, 7) the costs of manufacture and / or acquisition of clinical trial materials and material used in registration batches included in the NDA submission for CORLUX for the treatment of Cushing’s Syndrome and 8) other costs associated with the preparation and prosecution of the NDA submission.

Research and development expenses increased 10% to $4.9 million for the three-month period ended March 31, 2011 from $4.5 million for the comparable period in 2010. During the first quarter of 2011 as compared to the corresponding period in 2010, there was an increase of approximately $760,000 in consultancy and staffing costs due to the additional resources necessary for the preparation of the NDA, which was submitted on April 15, 2011, and to assist in the management of other research and development activities. CORLUX manufacturing costs increased approximately $490,000 during the first quarter of 2011 as compared to the corresponding period in 2010, due to the acquisition of active pharmaceutical ingredient for CORLUX and the initiation of manufacturing development work at a potential back-up site for the manufacture of CORLUX. In addition, there was an increase of approximately $130,000 related to increased attendance at and financial support for medical conferences and seminars in support of our Cushing’s Syndrome program. There were also increases of approximately $70,000 in research and manufacturing related to our proprietary, selective new GR-II antagonists, including CORT 113083.

Clinical trial costs decreased approximately $925,000 during the first quarter of 2011, as compared to the corresponding period of 2010, including decreases of approximately $800,000 related to drug-drug interaction and other NDA-supportive studies with CORLUX, approximately $125,000 related to the clinical trials with CORLUX for the treatment of Cushing’s Syndrome and approximately $85,000 related to our Phase 3 study with CORLUX for the treatment of psychotic depression. During the first quarter of 2011 as compared to the corresponding period in 2010, there was a net increase of approximately $130,000 related to clinical studies with CORT 108297 as we moved into the Phase 1b/2a study after completion of the Phase 1a study with this product.

During the first quarter of 2011 as compared to the corresponding period in 2010, there was also a decrease of approximately $130,000 related to the IND-enabling work on CORT 108297 as that product was moved into the clinic during 2010; this was partially offset by an increase of approximately $70,000 in work related to IND-enabling activities with CORT 113083 and research efforts regarding other new GR-II antagonists.

Below is a summary of our research and development expenses by major project:

	Three-Months Ended March 31,
Project	2011	2010
	(in thousands)
CORLUX
Cushing’s Syndrome	$2,252	$1,174
Psychotic Depression	403	703
Selective GR-II antagonists	1,125	1,074
Unallocated activities, including NDA supportive studies and manufacturing, regulatory and pre-clinical activities	1,088	1,475
Stock-based compensation	56	63

Total research and development expense	$4,924	$4,489

We expect that research and development expenditures will increase during the remainder of 2011 as compared to 2010 due to the prosecution of our NDA filing for CORLUX for the treatment of Cushing’s Syndrome, increased manufacturing activities for pre-validation and validation batches of CORLUX, continuation of our long-term extension study in Cushing’s Syndrome, continuation of our Phase 3 study of CORLUX for the treatment of psychotic depression, and the continued development of CORT 108297, CORT 113083 and our other proprietary selective GR-II antagonists, which costs will be only partially offset by decreases in the costs related to the completion of our Phase 3 study in Cushing’s Syndrome. Research and development expenses in 2012 and future years will be largely dependent on the availability of additional funds to finance clinical development plans. See also, “Liquidity and Capital Resources”.

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

General and administrative expenses — General and administrative expenses consist primarily of the costs of administrative personnel and related facility costs along with legal, accounting and other professional fees and the costs of executing on our commercial plans related to CORLUX, including conducting market research and engaging third-party vendors to support distribution and other logistical needs, if CORLUX is approved by the FDA.

For the three-month period ended March 31, 2011, general and administrative expenses increased 38% to $2.2 million from $1.6 million for the comparable period in 2010. During the first quarter of 2011 as compared to the corresponding period in 2010, staffing and consultancy costs increased approximately $510,000 due primarily to additional resources necessary to engage in planning for the potential commercialization of CORLUX for Cushing’s Syndrome, approximately $103,000 of which represented increases in noncash stock-based compensation costs related to stock options granted to employees, directors and consultants. There was also an increase in legal costs related to patents, commercialization planning and other corporate matters of approximately $100,000 during the first quarter of 2011 as compared to the corresponding period of 2010.

We expect that general and administrative expenses will increase during the remainder of 2011 as compared to 2010 in regard to activities directly associated with preparations for potential product commercialization and the need to increase our administrative infrastructure to support these activities. The amount of general and administrative expenses in 2012 and future years will be largely dependent on our assessment of the staff necessary to support expected product commercialization and our continued clinical development activities and the availability of additional funds. See also, “Liquidity and Capital Resources”.

Interest and other income, net — Interest and other income, net of investment management fees, was approximately $2,000 for both of the three-month periods ended March 31, 2011 and 2010.

Other expense — Other expense for the three-month period ended March 31, 2011 was approximately $5,000 as compared to $11,000 for the corresponding period in 2010.

Liquidity and Capital Resources

We have incurred operating losses since inception, and at March 31, 2011, we had a deficit accumulated during the development stage of $183.3 million. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities to fund our operations.

At March 31, 2011, we had cash and cash equivalents of $59.2 million, compared to $24.6 million at December 31, 2010. Net cash used in operating activities for the three-month periods ended March 31, 2011 and 2010 was $7.3 million and $5.9 million, respectively. The use of cash in each period was primarily a result of our research and development activities, including efforts toward the submission of the NDA for CORLUX for the treatment of Cushing’s Syndrome, and amounts incurred to develop our administrative infrastructure, including the increased infrastructure that will be necessary to support the commercialization of CORLUX, if approved by the FDA.

In January 2011, we sold 11.5 million shares of our common stock in an underwritten public offering at a price to the public of $3.90 per share for aggregate gross proceeds of approximately $44.9 million, which resulted in net proceeds of approximately $41.9 million after deducting the underwriter’s discount and commissions and other expenses related to this offering.

We expect cash used in operating activities to increase during the remainder of 2011 as compared to spending levels in 2010 due to the prosecution of our NDA for CORLUX for the treatment of Cushing’s Syndrome, increased manufacturing activities for pre-validation and validation batches of CORLUX, pre-commercialization activities, continuation of the long-term extension study of CORLUX for Cushing’s Syndrome and the continued development of our selective GR-II antagonists, including CORT 108297 and CORT 113083. We expect our funding requirements for operating activities may increase during later years as costs associated with the continuation and expansion of our development programs for Cushing’s Syndrome, psychotic depression and our selective GR-II antagonists, research activities, commercialization activities and general and administrative expenses may be only partially offset by revenues from sales of CORLUX if approval for marketing is received from the FDA.

We believe that we have sufficient capital resources to maintain our operations into the third quarter of 2012, including the planned continuation of our long-term extension study of CORLUX for the treatment of Cushing’s Syndrome, prosecution of our NDA submission and commercialization activities for CORLUX for this indication, the continuation of enrollment in our Phase 3 psychotic depression trial, the completion of a Phase 1b/2a multi-dose safety and proof of concept clinical study for CORT 108297, one of our proprietary, selective GR-II antagonists, and research and pre-clinical activities related to additional selective GR-II antagonists, including the submission of an IND for CORT 113083.

We will need to raise additional funds to support the potential commercialization of CORLUX for the treatment of Cushing’s Syndrome, continue the development of CORLUX for the treatment of the psychotic features of psychotic depression and continue and expand the development of our proprietary selective GR-II antagonists beyond the third quarter of 2012.

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

Under the terms of the agreement, the determination of the exact timing and amount of any CEFF financings will be made solely by us, subject to certain conditions. The agreement currently requires a minimum stock price of $1.50 per share to allow us to issue shares to Kingsbridge under the CEFF. Through March 31, 2011, we have raised a total of approximately $2.6 million from the sales of stock under the CEFF. Based on the volume weighted average price on the NASDAQ Capital Market for our common stock for the period from March 25, 2008, the date of the signing of the Kingsbridge CEFF, through May 3, 2011, the maximum amount of additional funds that could be raised under the CEFF is approximately $27 million. The actual amount of funds that can be raised under this agreement will be dependent on the number of shares actually sold under the agreement and the market value of our stock during the pricing periods of each sale.

As a result of volatile market conditions over the past few years, the cost and availability of capital has been and may again to be adversely affected by illiquid capital markets. Concern about the stability of the markets generally and the strength of counterparties specifically has led and may again lead many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers since 2008. Renewed or increased turbulence in the U.S. and international markets and economies and declines in business consumer spending may adversely affect our liquidity and financial condition, including our ability to access the capital markets to meet liquidity needs.

Contractual Obligations and Commercial Commitments

In February 2011, we amended our agreement with Argenta Discovery 2009 Limited (Argenta) for the continuation of research services regarding new proprietary selective GR-II antagonists through September 30, 2011 for an additional commitment of approximately $840,000.

In March 2011, we initiated a purchase order with PCAS for the acquisition of mifepristone, the active pharmaceutical ingredient in CORLUX, to be delivered late in 2011 for a commitment of approximately $850,000.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. During the three months ended March 31, 2011, we have not made any significant changes to our critical accounting polices and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The primary objective of our investment activities is to preserve principal. As of March 31, 2011, our cash and cash equivalents consisted primarily of a money market fund maintained at a major U.S. financial institution. To minimize our exposure to interest rate risk, we have limited the maturities of our investments to less than two years with an average maturities not to exceed one year. Due to the short-term nature of these instruments, a 1% increase or decrease in market interest rates would not have a material impact on the total value of our portfolio as of March 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

An investment in our common stock involves significant risks. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q, including our financial statements and related notes, before you decide to invest in our common stock. If any of the following risks or uncertainties actually occurs, our business, results of operations or financial condition could be materially harmed, the trading price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are those that we currently believe may materially affect us; however, they may not be the only ones that we face. Additional risks and uncertainties of which we are unaware or currently deem immaterial may also become important factors that may harm our business. Except as required by law, we undertake no obligations to update any risk factors.

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

We have invested a significant portion of our time and financial resources since our inception in the development of CORLUX for the treatment of Cushing’s Syndrome and the psychotic features of psychotic depression. We currently do not have any commercial products and we anticipate that for the foreseeable future our ability to generate meaningful revenues and achieve profitability will be solely dependent on the successful development, approval and commercialization of CORLUX for the treatment of Cushing’s Syndrome or for the psychotic features of psychotic depression. We have completed patient treatment in our Phase 3 trial in Cushing’s Syndrome and submitted an NDA in that indication to the FDA. We are also conducting a Phase 3 clinical trial in psychotic depression. We have previously completed three Phase 3 clinical trials evaluating CORLUX for psychotic depression, all of which failed to achieve statistically significant results with regard to the primary or key secondary endpoints. Many factors could harm our efforts to develop and commercialize CORLUX, including:

•	a delay in the FDA’s acceptance of our NDA submission for the treatment of Cushing’s Syndrome for filing;

•	a failure to be granted six-month Priority Review of the NDA by the FDA;

•

an inability to obtain, or delay in obtaining, regulatory approval for the commercialization of CORLUX for the treatment of Cushing’s Syndrome or for the treatment of the psychotic features of psychotic depression;

•	an inability to manufacture CORLUX or the active ingredient in CORLUX in commercial quantities and at an acceptable cost;

•	political concerns relating to other uses of mifepristone, or RU-486, that could limit the market acceptance of CORLUX;

•	insufficient funding;

•	negative, inconclusive or otherwise unfavorable results from our preclinical or clinical development programs;

•	side effects that may be identified in the course of our clinical trials;

•	changes or delays in our clinical development program;

•	rapid technological change making CORLUX obsolete;

•	competition from companies with greater financial, technical and marketing resources than ours; and

•	increases in the costs of our clinical trials.

Our clinical trials may not demonstrate that CORLUX is safe and effective. If our clinical program for CORLUX for the treatment of Cushing’s Syndrome, for the treatment of the psychotic features of psychotic depression or for any other indications does not demonstrate safety and efficacy, our business will be harmed.

To gain regulatory approval from the FDA to market CORLUX, our Phase 3 clinical trials must demonstrate the safety and efficacy of CORLUX for the particular indication. The FDA has indicated that our single 50-patient open-label study of

CORLUX for the treatment of Cushing’s Syndrome may provide a reasonable basis for the submission of an NDA for this indication. However, the FDA may determine that the results of our Phase 3 trial in Cushing’s Syndrome, while meeting its primary and key secondary endpoints, do not sufficiently demonstrate safety and/or efficacy. The ongoing Phase 3 clinical trial of CORLUX for the treatment of the psychotic features of psychotic depression, may not demonstrate safety or efficacy results sufficient for approval, and we may need to conduct other studies in support of a potential NDA in that indication. Clinical development is a long, expensive and uncertain process and is subject to delays, and data obtained from clinical trials and supportive studies are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.

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

The Food and Drug Administration Amendments Act of 2007 gave the FDA the authority to require a Risk Evaluation and Mitigation Strategy (REMS) from manufacturers to ensure that the benefits of a drug or biological product outweigh its risks. A REMS program may include a medication guide, a patient package insert, a plan for communicating risks to health care providers or other elements that the FDA deems necessary to assure the safe use of the drug. We have worked with a vendor to assist in the development of our REMS program and submitted a plan for this program to the FDA as part of our NDA for CORLUX for the treatment of Cushing’s Syndrome.

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

We currently have no experience in, and we do not own facilities for, nor do we plan to develop facilities for, manufacturing any products. We have an agreement with one manufacturer of the active pharmaceutical ingredient (API) of mifepristone which we included in our NDA submission. We have a memorandum of understanding with a second API manufacturer. However, there are no activities currently being conducted at this site to develop or qualify the manufacturing processes or facilities and we did not request approval of material produced by this second manufacturer when we submitted our NDA for Cushing’s Syndrome.

We have an agreement with a tablet manufacturer that we included in our NDA submission. The tablet manufacturer is a single source supplier to us. If this single source supplier were to cease manufacturing tablets for us or fail to manufacture tables on a timely basis, we might be required to qualify an alternate supplier and we would likely experience a lengthy delay in our manufacturing processes. We cannot assure you that our single source supplier will be able or willing to meet our future demands.

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

During the development of CORLUX, we have been engaged in dialogue with the FDA to determine an acceptable development plan which would enable the FDA to complete its review in a satisfactory manner. We anticipate continued dialogue with the FDA to define any additional data needed to prosecute our NDA for Cushing’s Syndrome or to complete an NDA for psychotic depression.

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

Even after we conduct all of the clinical trials and supportive studies that we consider appropriate for an optimal NDA, we may not receive regulatory approval to market CORLUX for either Cushing’s Syndrome or psychotic depression.

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

We depend substantially on the principal members of our management and scientific staff. We do not have agreements with any of our executive officers that provide for their continued employment with us or employment insurance covering any of our key personnel. Any officer or employee can terminate his or her relationship with us at any time and work for one of our competitors. The loss of these key individuals could result in competitive harm because we could experience delays in our product research, development and commercialization efforts without their expertise.

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

We anticipate that our existing capital resources will be sufficient to fund our current operating plan into the third quarter of 2012. However, our expectations are based on our currently planned clinical development and research programs for CORLUX and for certain of our proprietary, selective GR-II antagonists, including CORT 108297 and CORT 113083, which may change as a result of many factors, including:

•	the acceptance of the filing and approval of an NDA by the FDA to market CORLUX for the treatment of Cushing’s Syndrome;

•	the timing of commercialization of CORLUX for the treatment of Cushing’s Syndrome;

•	changes in the reimbursement policies of third-party insurance companies or government agencies;

•	the costs, timing of site selection and enrollment of our clinical trials;

•	the results of our research efforts and clinical trials;

•	the need to perform additional clinical trials and other supportive studies;

•	the need to establish a second source for CORLUX tableting;

•	the timing of the submission of an NDA to the FDA, the acceptance of the filing and approval of an NDA by the FDA to market CORLUX for the treatment of the psychotic features of psychotic depression;

•	developments or disputes concerning patents or proprietary rights, including announcements of claims of infringement, interference or litigation against us or our licensors;

•	actual or anticipated fluctuations in our operating results;

•	changes in our growth rates;

•	changes in our research development plans for our proprietary, selective GR-II antagonists, including CORT 108297 and CORT 113083; and

•	the timing of commercialization of CORLUX for the treatment of psychotic depression and future product candidates.

Consequently, we may need additional funding sooner than anticipated. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

We cannot be certain that additional funding will be available on acceptable terms or at all. Even though we have raised funds several times over the past twelve months, market and economic conditions may make it difficult for us to raise any or sufficient additional capital. The sales of common stock and warrants during 2010 and in January 2011 have been dilutive to stockholders and any exercise of outstanding warrants and additional equity financing will cause further dilution to stockholders. Debt financing, if available, may involve restrictive covenants. If we obtain funds through collaborations with others, these arrangements may be on unfavorable terms or may require us to relinquish certain rights to our technologies or product candidates, including our lead product candidate, which we would otherwise seek to develop on our own. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or we may be required to discontinue operations.

We have incurred losses since inception and anticipate that we will incur continued losses for at least the next few years.

We are a development stage company with no current source of product revenue. We have a limited history of operations and have focused primarily on clinical trials. We are seeking FDA regulatory clearance to market CORLUX for the treatment of Cushing’s Syndrome, and, if the outcome of our clinical trials supports it, we plan to seek FDA regulatory clearance to market CORLUX for the treatment of the psychotic features of psychotic depression. Historically, we have funded our operations primarily from the sale of our equity securities. We have incurred losses in each year since our inception in 1998. As of March 31, 2011, we had an accumulated deficit of $183.3 million. We do not know when or if we will generate product revenue. Subject to our ability to raise additional funds, we expect our research and development expenses to increase in connection with the clinical trials and other development activities for CORLUX and for other product candidates. We expect to incur significant expenses related to the preparation for commercializing CORLUX and for the product’s launch, if the FDA approves our NDA. As a result, we expect that our losses will increase at least until CORLUX is launched and commercially available to patients. We are unable to predict the extent of any future losses or whether or when we will become profitable.

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

In the United States and globally, market and economic conditions have been volatile over the past few years, with significantly tighter credit conditions in the markets in which we conduct our operations. The U.S. and global economies have experienced a recession and face continued concerns about the systemic impact of adverse economic conditions, such as unstable global financial markets, adverse effects on the cost and availability of capital, high corporate, consumer and governmental debt levels and high unemployment. Concern about the stability of the markets generally, and the strength of counterparties specifically, has led and may again lead many lenders and institutional investors to reduce, and in some cases, cease, to provide credit to businesses. Renewed or increased turbulence in the global markets and economies may adversely affect our liquidity and financial condition.

In addition, our access to funds under our CEFF or any credit facility into which we may enter depends on the ability of the counterparties to such facilities to meet their funding commitments to us. We cannot assure you that long-term disruptions in the global economy and the return of tighter credit conditions among, and potential failures of, third party financial institutions as a result of such disruptions will not have an adverse effect on such counterparties.

If we do not have sufficient cash flow to continue operating our business and are unable to borrow funds, access our CEFF or raise equity or debt capital, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation, curtailing clinical or drug development activity, or limiting our commercial efforts, product manufacturing or sales and marketing support, which would have an adverse affect on our business, results of operations, cash flows and financial condition.

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

We have a contract research organization, Octagon Research Solutions, Inc., that managed our data and statistical analysis for our Phase 3 trial of CORLUX for the treatment of Cushing’s Syndrome and for the long-term extension study in this indication that was submitted with our NDA. They may be unable to collect, process or analyze the additional data related to the extension study that will be needed for the safety update to be filed with the FDA in a timely manner or they may fail to process the data appropriately, which could delay or prevent us from providing data to the FDA in support of our NDA.

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

To date, we own eight issued U.S. method of use patents and have exclusively licensed three issued U.S. method of use patents. We have seven U.S. method of use patent applications pending for GR-II antagonists. We own three composition of matter patents and have one composition of matter patent application pending. We have applied, and will continue to apply, for patents covering our product candidates as we deem appropriate. We have also filed, where we deemed appropriate, foreign patent applications corresponding to our U.S. patents and applications.

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

We only have significant clinical experience with CORLUX and we may determine that CORLUX is not desirable for uses other than for the treatment of Cushing’s Syndrome or the treatment of the psychotic features of psychotic depression. For example, we do not intend to develop CORLUX for mitigation of the weight gain associated with the use of Zyprexa, Risperdal or other atypical antipsychotics, even though we have reported positive results in the proof of concept studies described in the “Overview” section of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. We are pursuing other GR-II antagonists for this use. The compounds developed pursuant to our early clinical, preclinical and discovery research programs, including CORT 108297 and CORT 113083, may fail to generate commercially viable product candidates in spite of the resources we may dedicate to the program. Even if product candidates are identified, we may abandon further development efforts before we reach clinical trials or after expending significant expense and time conducting clinical trials due to financial constraints, concerns over safety, efficacy of the product candidates or for other reasons. Moreover, governmental authorities may enact new legislation or regulations that could limit or restrict our development efforts. If we are unable to successfully discover and commercialize new uses for GR-II antagonists, we may be unable to generate sufficient revenue to support our operations.

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

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended May 3, 2011, our average daily trading volume has been approximately 204,000 shares and the intra-day sales prices per share of our common stock on the NASDAQ Capital Market has ranged from $2.76 to $4.70. As of May 3, 2011, our officers, directors and principal stockholders control approximately 40% of our common stock. The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

As of May 3, 2011, our officers, directors and principal stockholders control approximately 40% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1/A (File No. 333-112676) filed on March 19, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Caroline M. Loewy, Chief Financial Officer of the registrant.

32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

32.2	18 U.S.C. Section 1350 Certifications of Caroline M. Loewy, Chief Financial Officer of the registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date: May 9, 2011	/S/ JOSEPH K. BELANOFF
Joseph K. Belanoff, M.D. Chief Executive Officer

Date: May 9, 2011	/S/ CAROLINE M. LOEWY
Caroline M. Loewy
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1/A (File No. 333-112676) filed on March 19, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Caroline M. Loewy, Chief Financial Officer of the registrant.

32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

32.2	18 U.S.C. Section 1350 Certifications of Caroline M. Loewy, Chief Financial Officer of the registrant.