Form 10-Q
period 2011-06-30
CORCEPT THERAPEUTICS INC
filed 2011-08-09
CIK 1088856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

On August 4, 2011 there were 84,203,431 shares of common stock outstanding at a par value of $0.001 per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements contained in this Form 10-Q other than statements of historical fact are forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “should,” “seeks” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements made in this Quarterly Report on Form 10-Q may include, but are not limited to, statements about:

•

the progress and timing of our research, development and clinical programs and the timing of regulatory activities, including the anticipated timing of completion of review by the United States Food and Drug Administration (FDA) of the New Drug Application (NDA) for CORLUX® for the treatment of Cushing’s Syndrome, and the results of the review of the NDA by the FDA;

•	our estimates of the dates by which we expect to report results of our clinical trials and the anticipated results of these trials;

•	the timing of the market introduction of CORLUX and future product candidates, including CORT 108297;

•	our ability to manufacture, market, commercialize and achieve market acceptance for CORLUX or other future product candidates, including CORT 108297;

•	uncertainties associated with obtaining and enforcing patents;

•	our estimates for future performance; and

•	our estimates regarding our capital requirements and our needs for, and ability to obtain, additional financing.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(In thousands)

	June 30, 2011	December 31, 2010
	(Unaudited)	(See Note 1)
Assets

Current assets:
Cash and cash equivalents	$52,230	$24,578
Prepaid expenses and other current assets	455	418

Total current assets	52,685	24,996
Property and equipment, net of accumulated depreciation	3	4
Other assets	32	104

Total assets	$52,720	$25,104

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$2,291	$817
Accrued clinical expenses	799	815
Accrued compensation	214	1,806
Other accrued liabilities	552	422

Total current liabilities	3,856	3,860

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	84	72
Additional paid-in capital	240,973	197,473
Notes receivable from stockholders	(6)	(97)
Deficit accumulated during the development stage	(192,187)	(176,204)

Total stockholders’ equity	48,864	21,244

Total liabilities and stockholders’ equity	$52,720	$25,104

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

					Period from inception (May 13, 1998) to June 30,
	Three Months Ended June 30,		Six Months Ended June 30
	2011	2010	2011	2010	2011
Collaboration revenue	$—	$—	$—	$—	$1,014

Operating expenses:
Research and development*	6,203	4,574	11,127	9,063	144,288
General and administrative*	2,666	1,871	4,840	3,446	54,089

Total operating expenses	8,869	6,445	15,967	12,509	198,377

Loss from operations	(8,869)	(6,445)	(15,967)	(12,509)	(197,363)

Interest and other income, net	(1)	753	1	755	6,824
Other expense	(12)	(3)	(17)	(14)	(1,648)

Net loss and comprehensive loss	$(8,882)	$(5,695)	$(15,983)	$(11,768)	$(192,187)

Basic and diluted net loss per share	$(0.11)	$(0.09)	$(0.19)	$(0.18)

Weighted average shares outstanding used in computing basic and diluted net loss per share	84,010	66,142	82,396	64,408

* Includes non-cash stock-based compensation consisting of the following:

Research and development	$267	$62	$323	$125	$5,818
General and administrative	602	440	1,126	861	12,584

Total non-cash stock-based compensation	$869	$502	$1,449	$986	$18,402

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

			Period from inception (May 13, 1998) to June 30,
	Six Months Ended June 30,
	2011	2010	2011
Operating activities
Net loss	$(15,983)	$(11,768)	$(192,187)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization of property and equipment	1	5	117
Expense related to stock options, net of reversals	1,449	986	18,028
Expense related to stock issued for services or in conjunction with license agreement	—	—	95
Expense related to stock issued below fair value	—	—	522
Interest accrued on convertible promissory note	—	—	104
Settlement of liquidated damages in stock	—	—	1,281
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(37)	(68)	(455)
Other assets	72	(5)	(32)
Accounts payable	1,474	(97)	2,291
Accrued clinical expenses	(16)	414	799
Other liabilities	(1,462)	129	766

Net cash used in operating activities	(14,502)	(10,404)	(168,671)

Investing activities
Purchases of property and equipment	—	—	(61)
Purchases of investments	—	—	(118,320)
Maturities of investments	—	—	118,320

Net cash used in investing activities	—	—	(61)

Financing activities
Proceeds from issuance of common stock and warrants, including collection of notes receivable, net of issuance costs	42,154	21,928	179,100
Proceeds from issuance of convertible preferred stock, net of cash paid for issuance costs	—	—	40,378
Proceeds from issuance of convertible notes	—	—	1,543
Principal payments of obligations under capital leases	—	(6)	(59)

Net cash provided by financing activities	42,154	21,922	220,962

Net increase in cash and cash equivalents	27,652	11,518	52,230
Cash and cash equivalents, at beginning of period	24,578	23,867	—

Cash and cash equivalents, at end of period	$52,230	$35,385	$52,230

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Corcept Therapeutics Incorporated was incorporated in the state of Delaware on May 13, 1998, and its facilities are located in Menlo Park, California. Corcept is a pharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of severe metabolic and psychiatric disorders. Our most advanced program is for the use of CORLUX, our lead product, for the treatment of the signs and symptoms of endogenous Cushing’s Syndrome, for which we submitted a New Drug Application (NDA) to the United States Food and Drug Administration (FDA) in April 2011. In June 2001, we received notification from the FDA that this application had been accepted for filing and that the Prescription Drug User Fee Act (PDUFA) goal date for completion of its review is February 17, 2012. We also have a clinical program for the use of CORLUX for the treatment of psychotic depression, where we are currently conducting a Phase 3 study. In addition, we have discovered three series of novel selective glucocorticoid receptor II (GR-II) antagonists and have moved CORT 108297, a compound from one of these series, into clinical development. Unless otherwise stated, all references in these financial statements to “we,” “us,” “our,” “Corcept,” the “Company,” “our company” and similar designations refer to Corcept Therapeutics Incorporated.

Our primary activities since incorporation have been raising capital, performing business and financial planning, establishing our offices, recruiting personnel, conducting research and development, overseeing clinical trials, and preparing for the potential commercialization of our lead product. Accordingly, we are considered to be in the development stage.

The accompanying unaudited balance sheet as of June 30, 2011, statements of operations for the three- and six-month periods ended June 30, 2011 and 2010, and statements of cash flows for the six-month periods ended June 30, 2011 and 2010 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2010 has been derived from audited financial statements at that date.

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

As reflected in the accompanying financial statements as of June 30, 2011, we had cash and cash equivalents of $52.2 million, working capital of $48.8 million and an accumulated deficit of $192.2 million. We believe that we have sufficient funds to maintain our operations through the end of 2012.

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

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

Cash and Cash Equivalents

We invest our excess cash in bank deposits, money market accounts, corporate debt securities, and obligations of the U.S. government and U.S. government sponsored entities. We consider all highly liquid investments purchased with maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost and, as of June 30, 2011 and December 31, 2010, consist of money market funds maintained at major U.S. financial institutions, which are classified as cash and cash equivalents.

Credit Risks and Concentrations

Our concentration of credit risk relates to our cash and cash equivalents. We are exposed to credit risk in the event of default by the financial institutions holding these funds to the extent of the amount recorded on the balance sheet. This risk is mitigated by investing in securities with high credit ratings from the major rating services and by limiting the amount of investment in any one issuer. As of June 30, 2011 and December 31, 2010, we had no investments in mortgage-backed securities or auction rate securities. For the six-month periods ended June 30, 2011 and 2010, we experienced no loss or lack of access to cash and cash equivalents in our operating or investment accounts.

We also have a concentration of risk in regard to the manufacture of our product. As of June 30, 2011, we had one pre-existing supplier for our tablet manufacture and had negotiated a contract with a potential back-up tablet manufacturer with whom we have not yet completed process transfer or test manufacture. If we are not able to qualify our second tablet manufacturer or if our pre-existing supplier is unable to prepare the CORLUX tablets in the quantities and time frame required, we may not be able to manufacture our product in a timely manner.

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

Research and Development

Research and development expenses consist of costs incurred for research and development activities that we sponsor. These costs include direct expenses (including nonrefundable payments to third parties) and research and development-related overhead expenses, as well as the cost of funding clinical trials, pre-clinical studies, manufacturing development, preparations for the submission of our NDA and the efforts to prosecute and defend that submission and the development of second-generation compounds, and are expensed as incurred. Costs to acquire technologies and materials that are utilized in research and development and that have no alternative future use are expensed when incurred.

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

2. Fair Value

As of June 30, 2011 and December 31, 2010, our financial assets were invested in a money market fund, which can be converted to cash at par on demand. These funds, which totaled approximately $51.6 million and $23.9 million as of June 30, 2011 and December 31, 2010, respectively, were measured at fair value, which approximates cost, as of the respective dates and were classified as Level 1 assets in the fair value hierarchy for financial assets.

There were no realized gains or losses on investments during the three- and six-month periods ended June 30, 2011 and 2010. The cost of securities sold is determined based upon specific identification.

3. Other Accrued Liabilities

The following table presents the components of other accrued liabilities as of the dates presented. All amounts are in thousands.

	June 30, 2011	December 31, 2010
Professional fees	$263	$224
Manufacturing costs	199	59
Other	90	139

Total	$552	$422

4. Commitments

In February 2011, we amended our agreement with Argenta Discovery 2009 Limited (Argenta) for the continuation of research services regarding new proprietary selective GR-II antagonists through September 30, 2011 for a commitment of approximately $840,000.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

During 2011, we initiated purchase orders with Produits Chimiques Auxiliaires et de Synthese SA (PCAS) for the acquisition of mifepristone, the active pharmaceutical ingredient (API) in CORLUX, for delivery late in 2011 for aggregate commitments of approximately $2.0 million.

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

6. Stock Option Plans

We have two stock option plans – the 2000 Stock Option Plan (the 2000 Plan) and the 2004 Equity Incentive Plan (the 2004 Plan). All option grants under the 2000 Plan are fully vested, with grants covering approximately 317,000 shares remaining outstanding as of June 30, 2011, with contractual lives expiring in 2011 through 2014. Vested shares under this plan that are not exercised within the remaining contractual life will expire on that date and not be added to the pool of shares available for future grant.

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

During the six-month period ended June 30, 2011, we issued an aggregate of approximately 189,000 shares of our common stock upon the exercise of stock options. Upon exercise of stock options, new shares were issued.

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

	June 30,
	2011	2010
Warrants outstanding	9,200	9,200
Stock options outstanding	9,874	7,517

Total	19,074	16,717

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

Cushing’s Syndrome. Cushing’s Syndrome is a disorder caused by prolonged exposure of the body’s tissues to high levels of the hormone cortisol. Sometimes called “hypercortisolism,” it is relatively uncommon and most often affects adults aged 20 to 50. An estimated 10 to 15 of every one million people are newly diagnosed with this syndrome each year, resulting in approximately 3,000 new patients and an estimated prevalence of 20,000 patients with Cushing’s Syndrome in the United States. We submitted a New Drug Application (NDA) to the United States Food and Drug Administration (FDA) in April 2011 for the use of CORLUX for the treatment of the signs and symptoms of endogenous Cushing’s Syndrome. In June 2011, we received notification from the FDA that this application had been accepted for filing and that the Prescription Drug User Fee Act (PDUFA) goal date for completion of its review is February 17, 2012. Our submission included a proposal for our Risk Evaluation and Mitigation Strategies (REMS). We are developing plans and engaging third-party vendors to support a commercial launch of CORLUX in the United States, if it is approved by the FDA.

The Investigational New Drug application (IND) for the evaluation of CORLUX for the treatment of the signs and symptoms of Cushing’s Syndrome was opened in September 2007. During the IND process, the FDA indicated that a single 50-patient open-label study may provide a reasonable basis for the submission of an NDA for this indication. We completed enrollment in this Phase 3 study in June 2010. This open-label Phase 3 study evaluated the response of two patient groups to CORLUX treatment: one included patients who were glucose intolerant, regardless of blood pressure level, and one included patients who had been diagnosed with hypertension but had normal glucose tolerance. The patients in both of these groups were being treated for their symptoms before study entry; CORLUX was added to their existing medications. In December 2010 we announced that both groups in this study achieved their primary endpoints. In January 2011 we announced positive results for the key secondary endpoint of global clinical improvement. All of the patients in the study were included in one group for this endpoint.

Statistically significant improvement in the primary endpoint was achieved for each group with 60% responding in the group of patients with abnormal glucose tolerance with or without a diagnosis of hypertension (the “glucose intolerant group”) and 38% responding in the group of patients with a diagnosis of hypertension (the “hypertensive group”.) The patients in the study, whether included in the “glucose intolerant group” or the “hypertensive group” for the purpose of evaluating the primary endpoints, were evaluated as a single group on the key secondary endpoint of “global clinical improvement”; 87% of patients showed significant clinical improvement as evaluated by an independent board of three physicians highly experienced in the treatment of Cushing’s Syndrome. A review of the safety data indicates that CORLUX had an acceptable risk-benefit profile in this Phase 3 study. Adverse events related to treatment included signs and symptoms of adrenal insufficiency, endometrial thickening and hypokalemia, all of which were consistent with earlier published reports. The majority of the serious adverse events (SAEs) reported in the study were not related to CORLUX treatment, as determined by the clinical investigators. All of the treatment-related SAEs resolved with clinical management. Eighty-eight percent of the patients who completed the Phase 3 study opted to enter our long-term extension study. Eleven of these patients have now been treated with CORLUX for over two years.

Detailed data from the Phase 3 study data were presented as part of a session titled “Will Medical Management Replace Surgery for Cushing’s Syndrome?” on June 4, 2011 at the Endocrine Society’s 93rd Annual Meeting.

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

The manufacturing and preclinical development of CORT 108297 began late in 2008 and resulted in the submission of an IND to the FDA in December 2009 for the prevention of weight gain induced by antipsychotic medication. Phase 1b/2a studies of this drug are in progress.

In addition, we are continuing research and pre-clinical efforts to identify additional selective GR-II antagonists for clinical study.

General

Our activities to date have included:

•	product development, including designing, funding and overseeing clinical trials and conducting non-clinical activities such as toxicological testing;

•	discovery research;

•	regulatory affairs;

•	intellectual property prosecution and expansion; and

•	preparations for the commercialization of our lead product.

Historically, we have financed our operations and internal growth primarily through private placements of our preferred and common stock and the public sale of common stock rather than through collaborative or partnership agreements. Therefore, we have no research funding or collaborative payments payable to us.

We are in the development stage and have incurred significant losses since our inception. We have not generated any revenue other than the revenue under the agreements with Eli Lilly discussed above, and do not expect to generate significant revenue until CORLUX has been approved by the FDA for marketing in the United States, if at all. As of June 30, 2011, we had an accumulated deficit of $192.2 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for CORLUX and CORT 108297, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing process development and regulatory activities, as well as general and administrative expenses, including preparations for the commercial launch of CORLUX for Cushing’s Syndrome should we receive regulatory approval. We expect to continue to incur net losses over at least the next few years as we continue our CORLUX and CORT 108297 clinical development programs, apply for regulatory approvals, continue discovery and initiate development of other selective GR-II antagonists for various indications, acquire and /or develop treatments in other therapeutic areas, establish sales and marketing capabilities and expand our operations.

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

Research and development expenses — Research and development expenses include 1) the personnel costs related to our development activities, including facilities costs and non-cash stock-based compensation, 2) the costs of discovery research, 3) costs associated with IND-enabling activities and pre-clinical studies, 4) costs of clinical trials, including trial preparation, enrollment, site monitoring and data analysis expenses, 5) regulatory costs, 6) the costs of manufacturing development, 7) the costs of manufacture and / or acquisition of clinical trial materials and material used in registration batches included in the NDA submission for CORLUX for the treatment of Cushing’s Syndrome and 8) other costs associated with the preparation and prosecution of the NDA.

Research and development expenses increased 36% to $6.2 million for the three-month period ended June 30, 2011 from $4.6 million for the comparable period in 2010. For the six-month period ended June 30, 2011, research and development expenses increased 23% to $11.1 million from $9.1 million for the six-month period ended June 30, 2010.

During the second quarter and first half of 2011 as compared to the corresponding periods in 2010, there were increases of approximately $1.0 million and $1.8 million, respectively, in consultancy and staffing costs due to the additional resources necessary for the preparation, submission and prosecution of the NDA, and to assist in the management of other research and development activities. Approximately $200,000 of the increase during both the three-and six-month periods is related to non-cash stock-based compensation costs.

CORLUX manufacturing costs increased approximately $945,000 and $1.4 million, respectively, during the second quarter and first half of 2011 as compared to the corresponding periods in 2010, due to the acquisition of active pharmaceutical ingredient for CORLUX and the initiation of manufacturing development work at a potential back-up site for the manufacture of CORLUX. There were also increases during the second quarter and first half of 2011 as compared to the corresponding periods in 2010, of approximately $280,000 and $350,000, respectively in research and manufacturing related to our proprietary, selective new GR-II antagonists. In addition, there were increases of approximately $170,000 and $300,000, respectively, during the second quarter and first half of 2011 as compared to the corresponding periods in 2010, related to increased attendance at and financial support for medical conferences and seminars in support of our Cushing’s Syndrome program.

There were net decreases in clinical trial costs of approximately $825,000 and $1.7 million, respectively, during the second quarter and first half of 2011, as compared to the corresponding periods of 2010. Clinical trial cost decreases during the three- and six-month periods ended June 30, 2011, as compared to the same periods in 2010, included decreases of approximately $1.1 million and $1.9 million, respectively related to drug-drug interaction and other NDA-supportive studies with CORLUX and approximately $120,000 and $245,000, respectively, related to the clinical trials with CORLUX for the treatment of Cushing’s Syndrome. During the second quarter and first half of 2011 as compared to the corresponding period in 2010, there were net increases of approximately $355,000 and $485,000, respectively, related to clinical studies with CORT 108297 as we moved into Phase 1b/2a studies after completion of the Phase 1a study with this product.

During the second quarter and first half of 2011 as compared to the corresponding period in 2010, there were also decreases of approximately $60,000 and $190,000, respectively, related to the IND-enabling work on CORT 108297 as that product was moved into the clinic during 2010.

Below is a summary of our research and development expenses by major project:

	Three-Months Ended June 30,		Six-Months Ended June 30,
Project	2011	2010	2011	2010
	(in thousands)		(in thousands)
CORLUX
Cushing’s Syndrome	$3,291	$1,170	$5,565	$2,344
Psychotic Depression	596	565	977	1,268
Selective GR-II antagonists	1,743	1,213	2,868	2,287
Unallocated activities, including NDA supportive studies and manufacturing, regulatory and pre-clinical activities	306	1,564	1,394	3,039
Stock-based compensation	267	62	323	125

Total research and development expense	$6,203	$4,574	$11,127	$9,063

We expect that research and development expenditures will increase during the remainder of 2011 as compared to 2010 due to the prosecution of our NDA filing for CORLUX for the treatment of Cushing’s Syndrome, increased manufacturing activities for pre-validation and validation batches of CORLUX, continuation of our long-term extension study in Cushing’s Syndrome, continuation of our Phase 3 study of CORLUX for the treatment of psychotic depression and the continued development of CORT 108297 and our other proprietary selective GR-II antagonists, which costs will be only partially offset by decreases in the costs related to the completion of our Phase 3 study in Cushing’s Syndrome. Research and development expenses in 2012 and future years will be largely dependent on the availability of additional funds to finance clinical development plans. See also, “Liquidity and Capital Resources”.

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

For the three-month period ended June 30, 2011, general and administrative expenses increased 42% to $2.7 million from $1.9 million for the comparable period in 2010. For the six-month period ended June 30, 2011, general and administrative expenses increased 40% to $4.8 million from $3.4 million for the six-month period ended June 30, 2010. During the second quarter and first half of 2011 as compared to the corresponding periods in 2010, staffing and consultancy costs increased approximately $730,000 and $1.2 million, respectively, due primarily to additional resources necessary to engage in preparations for the potential commercialization of CORLUX for Cushing’s Syndrome, approximately $160,000 and $265,000 of which represented increases for the respective comparable periods in noncash stock-based compensation costs related to stock options granted to employees, directors and consultants. There was also an increase in legal costs related to patents, commercialization planning and other corporate matters of approximately $130,000 and $230,000, respectively, during the second quarter and first half of 2011 as compared to the corresponding periods of 2010.

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

Interest and other income, net — Interest and other income, net of investment management fees, was approximately ($1,000) and $1,000, respectively, for the three- and six month periods ended June 30, 2011, as compared to $753,000 and $755,000 for the respective comparable periods of 2010. During the quarter ended June 30, 2010, we had received a favorable settlement for $750,000 in connection with a lawsuit brought on our behalf against an individual for defamation and harassment.

Other expense — Other expense for the three- and six-month periods ended June 30, 2011 was approximately $12,000 and $17,000, respectively, as compared to $3,000 and $14,000, respectively, for the corresponding periods in 2010.

Liquidity and Capital Resources

We have incurred operating losses since inception, and at June 30, 2011, we had a deficit accumulated during the development stage of $192.2 million. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities to fund our operations.

At June 30, 2011, we had cash and cash equivalents of $52.2 million, compared to $24.6 million at December 31, 2010. Net cash used in operating activities for the six-month periods ended June 30, 2011 and 2010 was $14.5 million and $10.4 million, respectively. The use of cash in each period was primarily a result of our research and development activities, including efforts toward the submission of the NDA for CORLUX for the treatment of Cushing’s Syndrome, and amounts incurred to develop our administrative infrastructure, including the increased infrastructure that will be necessary to support the commercialization of CORLUX, if approved by the FDA.

In January 2011, we sold 11.5 million shares of our common stock in an underwritten public offering at a price to the public of $3.90 per share for aggregate gross proceeds of approximately $44.9 million, which resulted in net proceeds of approximately $41.9 million after deducting the underwriter’s discount and commissions and other expenses related to this offering.

We expect cash used in operating activities to increase during the remainder of 2011 as compared to spending levels in 2010 due to the prosecution of our NDA for CORLUX for the treatment of Cushing’s Syndrome, increased manufacturing activities for pre-validation and validation batches of CORLUX, pre-commercialization activities, continuation of the long-term extension study of CORLUX for Cushing’s Syndrome and the continued development of our selective GR-II antagonists. We expect our funding requirements for operating activities may increase during later years as costs associated with the continuation and expansion of our development programs for Cushing’s Syndrome, psychotic depression and our selective GR-II antagonists, research activities, commercialization activities and general and administrative expenses may be only partially offset by revenues from sales of CORLUX if approval for marketing is received from the FDA.

We believe that we have sufficient capital resources to maintain our operations through the end of 2012, including the planned continuation of our long-term extension study of CORLUX for the treatment of Cushing’s Syndrome, prosecution of our NDA submission and commercialization activities for CORLUX for this indication, the continuation of enrollment in our Phase 3 psychotic depression trial, the completion of our current Phase 1b/2a multi-dose safety and proof of concept clinical studies for CORT 108297, one of our proprietary, selective GR-II antagonists, and research and pre-clinical activities related to additional selective GR-II antagonists.

We will need to raise additional funds to support the potential commercialization of CORLUX for the treatment of Cushing’s Syndrome, continue the development of CORLUX for the treatment of the psychotic features of psychotic depression and continue and expand the development of our proprietary selective GR-II antagonists beyond the end of 2012.

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

In March 2008, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge. Under the terms of the agreement, Kingsbridge committed to provide up to $60 million of capital in exchange for newly-issued shares of our common stock for a period of up to three years after the SEC declares effective the registration statements filed by us covering the resale of the shares of common stock issuable in connection with the CEFF and the shares of common stock underlying the warrant issued to Kingsbridge. In June 2008, the SEC declared effective our registration statement with the SEC covering the resale of approximately 3.6 million of the shares issuable under the CEFF and the shares issuable upon the exercise of the warrant issued to Kingsbridge. This registration statement covers approximately 37% of the 9.6 million shares of our common stock issuable pursuant to the CEFF and all of the 330,000 shares of our common stock issuable upon exercise of the warrant issued to Kingsbridge. As of the filing of this report, approximately 2.6 million shares remain available for sale under the initial registration statement. We intend to file an additional registration statement covering the resale of the remaining 6.0 million shares of our common stock issuable pursuant to the CEFF approximately 60 days after Kingsbridge and its affiliates have resold substantially all of the securities registered for sale under this initial registration statement.

Under the terms of the agreement, the determination of the exact timing and amount of any CEFF financings will be made solely by us, subject to certain conditions. The agreement currently requires a minimum stock price of $1.50 per share to allow us to issue shares to Kingsbridge under the CEFF. Through June 30, 2011, we have raised a total of approximately $2.6 million from the sales of stock under the CEFF. Based on the volume weighted average price on the NASDAQ Capital Market for our common stock for the period from March 25, 2008, the date of the signing of the Kingsbridge CEFF, through August 4, 2011, the maximum amount of additional funds that could be raised under the CEFF is approximately $28 million. The actual amount of funds that can be raised under this agreement will be dependent on the number of shares actually sold under the agreement and the market value of our stock during the pricing periods of each sale.

As a result of volatile market conditions over the past few years, the cost and availability of capital has been and may again be adversely affected by illiquid capital markets. Concern about the stability of the markets generally and the strength of counterparties specifically has led and may again lead many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. Renewed or increased turbulence in the U.S. and international markets and economies and declines in business consumer spending may adversely affect our liquidity and financial condition, including our ability to access the capital markets to meet liquidity needs.

Contractual Obligations and Commercial Commitments

In February 2011, we amended our agreement with Argenta Discovery 2009 Limited (Argenta) for the continuation of research services regarding new proprietary selective GR-II antagonists through September 30, 2011 for a commitment of approximately $840,000.

During 2011, we initiated purchase orders with PCAS for the acquisition of mifepristone, the active pharmaceutical ingredient in CORLUX, to be delivered late in 2011 for aggregate commitments of approximately $2.0 million.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. During the six months ended June 30, 2011, we have not made any significant changes to our critical accounting policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The primary objective of our investment activities is to preserve principal. As of June 30, 2011, our cash and cash equivalents consisted primarily of a money market fund maintained at a major U.S. financial institution. To minimize our exposure to interest rate risk, we have limited the maturities of our investments to less than two years with an average maturity not to exceed one year. Due to the short-term nature of these instruments, a 1% increase or decrease in market interest rates would not have a material impact on the total value of our portfolio as of June 30, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Vice President and Controller (our principal financial officer), conducted an evaluation of our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2011. Based on that evaluation, our Chief Executive Officer and Vice President and Controller have concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q and (2) accumulated and communicated to our management, including our Chief Executive Officer and Vice President and Controller, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have invested a significant portion of our time and financial resources since our inception in the development of CORLUX for the treatment of Cushing’s Syndrome and the psychotic features of psychotic depression. We currently do not have any commercial products and we anticipate that for the foreseeable future our ability to generate meaningful revenues and achieve profitability will be solely dependent on the successful development, approval and commercialization of CORLUX for the treatment of Cushing’s Syndrome or for the psychotic features of psychotic depression. Our NDA for CORLUX for the treatment of Cushing’s Syndrome was accepted for filing by the FDA and is now under review by that agency. We are continuing to treat patients in the long-term extension study for that indication. We are also conducting a Phase 3 clinical trial in psychotic depression. We have previously completed three Phase 3 clinical trials evaluating CORLUX for psychotic depression, all of which failed to achieve statistically significant results with regard to the primary or key secondary endpoints. Many factors could harm our efforts to develop and commercialize CORLUX, including:

•

a delay in the FDA’s completion of its review of our NDA for the treatment of Cushing’s Syndrome, a requirement by the FDA for additional analyses or studies or an unfavorable determination on approvability by the FDA;

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

To gain regulatory approval from the FDA to market CORLUX, our Phase 3 clinical trials must demonstrate the safety and efficacy of CORLUX for the particular indication. During review of the IND for the study of CORLUX for the treatment of Cushing’s Syndrome, the FDA indicated that a single 50-patient open-label study of CORLUX for the treatment of Cushing’s Syndrome may provide a reasonable basis for the submission of an NDA for this indication. However, the FDA may determine that the results of our Phase 3 trial in Cushing’s Syndrome, while meeting its primary and key secondary endpoints, do not sufficiently demonstrate efficacy and/or safety. The ongoing Phase 3 clinical trial of CORLUX for the treatment of the psychotic features of psychotic depression, may not demonstrate efficacy or safety results sufficient for approval, and we may need to conduct other studies in support of a potential NDA in that indication. Clinical development is a long, expensive and uncertain process and is subject to delays, and data obtained from clinical trials and supportive studies are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.

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

The Food and Drug Administration Amendments Act of 2007 gave the FDA the authority to require a Risk Evaluation and Mitigation Strategy (REMS) from manufacturers to ensure that the benefits of a drug or biological product outweigh its risks. A REMS program may include a medication guide, a patient package insert, a plan for communicating risks to health care providers or other elements that the FDA deems necessary to assure the safe use of the drug. We worked with a vendor to develop our REMS program and submitted a plan for this program to the FDA as part of our NDA for CORLUX for the treatment of Cushing’s Syndrome.

Regulatory approval of an NDA or NDA supplement is never guaranteed. Despite the time, resources and effort expended, failure can occur at any stage. The FDA has substantial discretion in the approval process for human medicines. The FDA can deny, delay or limit approval of a product candidate for many reasons including, but not limited to:

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

We have an agreement with a tablet manufacturer that we included in our NDA submission. This tablet manufacturer is a single source supplier to us. If this single source supplier were to cease manufacturing tablets for us or fail to manufacture tables on a timely basis, we might be required to qualify an alternate supplier and we would likely experience a lengthy delay in our manufacturing processes. We cannot assure you that our single source supplier will be able or willing to meet our future demands. While we have negotiated a contract with a potential back-up tablet manufacturer, we have not yet completed process transfer or test manufacture and cannot assure you that we will be able to qualify this vendor as an alternate supplier.

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

We may have to perform additional clinical trials prior to the approval of an NDA for CORLUX for the treatment of Cushing’s Syndrome and for the treatment of the psychotic features of psychotic depression. We may need to raise additional funds to complete the development of CORLUX for the treatment of Cushing’s Syndrome or for the treatment of psychotic depression. In addition, we will need to raise additional funds for the commercialization of CORLUX for either of these indications, to develop a product for weight gain management associated with antipsychotic medications, and to continue and expand the development of our proprietary, selective GR-II antagonists, including CORT 108297, in various indications.

We anticipate that our existing capital resources will be sufficient to fund our current operating plan through the end of 2012. However, our expectations are based on our currently planned clinical development and research programs for CORLUX and for certain of our proprietary, selective GR-II antagonists, including CORT 108297, which may change as a result of many factors, including:

•	the review and approval of our NDA by the FDA to market CORLUX for the treatment of Cushing’s Syndrome;

•	the timing of commercialization of CORLUX for the treatment of Cushing’s Syndrome;

•	changes in the reimbursement policies of third-party insurance companies or government agencies;

•	the costs, timing of site selection and enrollment of our clinical trials;

•	the results of our research efforts and clinical trials;

•	the need to perform additional clinical trials and other supportive studies;

•	the need to establish a second source for CORLUX tableting;

•	the timing of the submission of an NDA to the FDA, the acceptance of the filing and approval of an NDA by the FDA to market CORLUX for the treatment of the psychotic features of psychotic depression;

•	developments or disputes concerning patents or proprietary rights, including announcements of claims of infringement, interference or litigation against us or our licensors;

•	actual or anticipated fluctuations in our operating results;

•	changes in our growth rates;

•	changes in our research development plans for our proprietary, selective GR-II antagonists, including CORT 108297; and

•	the timing of commercialization of CORLUX for the treatment of psychotic depression and future product candidates.

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

We are a development stage company with no current source of product revenue. We have a limited history of operations and have focused primarily on clinical trials. We are seeking FDA regulatory clearance to market CORLUX for the treatment of Cushing’s Syndrome, and, if the outcome of our clinical trials supports it, we plan to seek FDA regulatory clearance to market CORLUX for the treatment of the psychotic features of psychotic depression. Historically, we have funded our operations primarily from the sale of our equity securities. We have incurred losses in each year since our inception in 1998. As of June 30, 2011, we had an accumulated deficit of $192.2 million. We do not know when or if we will generate product revenue. Subject to our ability to raise additional funds, we expect our research and development expenses to increase in connection with the clinical trials and other development activities for CORLUX and for other product candidates. We expect to incur significant expenses related to the preparation for commercializing CORLUX and for the product’s launch, if the FDA approves our NDA. As a result, we expect that our losses will increase at least until CORLUX is launched and commercially available to patients. We are unable to predict the extent of any future losses or whether or when we will become profitable.

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

In June 2008, the SEC declared effective our registration statement with the SEC covering the resale of approximately 3.6 million of the shares issuable under the CEFF and the shares issuable upon the exercise of the warrant issued to Kingsbridge. This registration statement covers approximately 37% of the 9.6 million shares of our common stock issuable pursuant to the CEFF and all of the 330,000 shares of our common stock issuable upon exercise of the warrant issued to Kingsbridge. We intend to file an additional registration statement covering the resale of the remaining shares of our common stock issuable pursuant to the CEFF 60 days after Kingsbridge and its affiliates have resold substantially all of the securities covered by this initial registration statement; therefore, the timing of the submission of this subsequent registration statement is uncertain. This subsequent registration statement may be subject to review and comment by the Staff of the SEC, and will require the consent of our independent registered public accounting firm. We cannot assure you that this registration statement will be declared effective or, if declared effective, that it will remain continuously effective thereafter.

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

We may commercialize our product candidates in international markets with the help of one or more partners or on our own. Outside the United States, we can commercialize a product only if we receive a marketing authorization and, in some cases, pricing approval, from the appropriate regulatory authorities, whose approval processes includes all of the risks associated with the FDA approval process, and, in some cases, additional risks. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. We have not taken any actions to obtain foreign approvals. We may not develop our product candidates in the clinic in order to obtain foreign regulatory approvals on a timely basis, if at all.

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

In the United States, we will be subject to health care fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business if we commercialize our products. The laws that may affect our ability to operate include:

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

As discussed above in the risk related to Orphan Drug Designation, we are aware that Laboratoire HRA Pharma has begun a Phase II clinical trial in Europe and the United States evaluating the use of mifepristone to treat a subtype of Cushing’s Syndrome. We are also aware that Novartis is developing a somatostatin analogue and has submitted an NDA to the FDA during the second quarter of 2011 for Cushing’s disease, which is a subset of the patients with Cushing’s Syndrome. If a product for treatment of Cushing’s Syndrome is approved for commercialization before CORLUX, our potential future revenue could be reduced.

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

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended August 4, 2011, our average daily trading volume has been approximately 253,000 shares and the intra-day sales prices per share of our common stock on the NASDAQ Capital Market has ranged from $2.76 to $5.07. As of August 4, 2011, our officers, directors and principal stockholders control approximately 40% of our common stock. The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	our cash and short-term investment position;

•	actual or anticipated timing and results of our clinical trials;

•	actual or anticipated regulatory approvals of our product candidates or of competing products;

•	changes in laws or regulations applicable to our product candidates or our competitors’ products;

•	changes in the expected or actual timing of our development programs or our competitors’ potential development programs;

•	actual or anticipated variations in quarterly operating results;

•	announcements of technological innovations by us, our collaborators or our competitors;

•	new products or services introduced or announced by us or our competitors;

•	general market and economic conditions, including those seen as a result of the recent worldwide financial credit crisis;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the biotechnology and pharmaceutical industries;

•	changes in the market valuations of similar companies;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	developments concerning collaborations;

•	trading volume of our common stock;

•	limited number of shares of our common stock held by our non-affiliates;

•	maintaining compliance with the listing requirements of the stock exchange on which we are listed;

•	announcement of, or expectation of, additional financing efforts; and

•	purchases or sales of our common stock by us, our officers, directors or our stockholders.

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

As of August 4, 2011, our officers, directors and principal stockholders control approximately 40% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

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

In addition, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. This requirement first applied to our annual report on Form 10-K for the year ended December 31, 2007. This same legislation also requires that the independent registered public accounting firm auditing our financial statements must attest to and report on the effectiveness of our internal controls over financial reporting. This requirement first applied to our annual report on Form 10-K for the year ended December 31, 2010. Uncertainty exists regarding our ability to comply with these requirements by applicable deadlines and to maintain compliance in future years. If we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting in future years or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting as of future year ends, investors could lose confidence in the reliability of our financial reporting.

Changes in or interpretations of accounting rules and regulations could result in unfavorable accounting charges or require us to change our accounting policies or operating practices.

Accounting methods and policies for business and marketing practices of pharmaceutical companies are subject to continual review, interpretation and guidance from relevant accounting authorities, including the SEC. For example, in December 2004, the Financial Accounting Standards Board adopted a revised standard related to stock-based compensation. This standard, which we adopted in 2006, requires the recording of expense for stock options granted using fair value-based measurements. As a result, our operating expenses have increased and are likely to continue to increase. We rely heavily on stock options to compensate existing employees and attract new employees. Because we are now required to expense stock options using fair value-based measurements, we may choose to reduce our reliance on stock options as a compensation tool. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees. Although we believe that our accounting practices are consistent with current accounting pronouncements, changes to or interpretations of accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements. Any such changes could result in corresponding changes to the amounts of assets, liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1/A (File No. 333-112676) filed on March 19, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Anne M. LeDoux, Vice President and Controller of the registrant.

32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

32.2	18 U.S.C. Section 1350 Certifications of Anne M. LeDoux, Vice President and Controller of the registrant.

101*	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) unaudited Condensed Balance Sheets at June 30, 2011 and December 31, 2010, (ii) unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 and for the period from inception (May 13, 1998) to June 30, 2011, (iii) unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and for the period from inception (May 13, 1998) to June 30, 2011, and (iv) Notes to Condensed Financial Statements, tagged as blocks of text

*

Pursuant to Rule 406T of Regulation S-T, these XBRL data files are deemed furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date: August 9, 2011	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D. Chief Executive Officer

Date: August 9, 2011	/s/ Anne M. LeDoux
Anne M. LeDoux
Vice President and Controller (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1/A (File No. 333-112676) filed on March 19, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Anne M. LeDoux, Vice President and Controller of the registrant.

32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

32.2	18 U.S.C. Section 1350 Certifications of Anne M. LeDoux, Vice President and Controller of the registrant.

101*	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) unaudited Condensed Balance Sheets at June 30, 2011 and December 31, 2010, (ii) unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 and for the period from inception (May 13, 1998) to June 30, 2011, (iii) unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and for the period from inception (May 13, 1998) to June 30, 2011, and (iv) Notes to Condensed Financial Statements, tagged as blocks of text

*

XBRL Pursuant to Rule 406T of Regulation S-T, these XBRL data files are deemed furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.