Form 10-Q
period 2011-09-30
CORCEPT THERAPEUTICS INC
filed 2011-11-08
CIK 1088856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

On November 2, 2011 there were 84,231,243 shares of common stock outstanding at a par value of $0.001 per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Form 10-Q other than statements of historical fact are forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “should,” “seeks” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements made in this Quarterly Report on Form 10-Q may include, but are not limited to, statements about:

•

the progress and timing of our research, development and clinical programs and the timing of regulatory activities, including the anticipated timing of completion of review by the United States Food and Drug Administration (FDA) of the New Drug Application (NDA) for KorlymTM (formerly referred to as CORLUX®) for the treatment of Cushing’s Syndrome, and the results of the review of the NDA by the FDA;

•	our estimates of the dates by which we expect to report results of our clinical trials and the anticipated results of these trials;

•	the timing of the market introduction of Korlym and future product candidates, including CORT 108297;

•	our ability to manufacture, market, commercialize and achieve market acceptance for Korlym or other future product candidates, including CORT 108297;

•	uncertainties associated with obtaining and enforcing patents;

•	our estimates for future performance; and

•	our estimates regarding our capital requirements and our needs for, and ability to obtain, additional financing.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(In thousands)

	September 30, 2011	December 31, 2010
	(Unaudited)	(See Note 1)
Assets

Current assets:
Cash and cash equivalents	$45,909	$24,578
Prepaid expenses and other current assets	427	418

Total current assets	46,336	24,996
Property and equipment, net of accumulated depreciation	3	4
Other assets	40	104

Total assets	$46,379	$25,104

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$1,066	$817
Accrued clinical expenses	755	815
Accrued compensation	232	1,806
Other accrued liabilities	660	422

Total current liabilities	2,713	3,860

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	84	72
Additional paid-in capital	242,209	197,473
Notes receivable from stockholders	(5)	(97)
Deficit accumulated during the development stage	(198,622)	(176,204)

Total stockholders’ equity	43,666	21,244

Total liabilities and stockholders’ equity	$46,379	$25,104

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from inception (May 13, 1998) to September 30, 2011
	2011	2010	2011	2010
Collaboration revenue	$—	$—	$—	$—	$1,014

Operating expenses:
Research and development*	3,228	5,224	14,355	14,286	147,516
General and administrative*	3,209	1,881	8,049	5,327	57,298

Total operating expenses	6,437	7,105	22,404	19,613	204,814

Loss from operations	(6,437)	(7,105)	(22,404)	(19,613)	(203,800)

Interest and other income, net	3	4	3	758	6,825
Other expense	(1)	(3)	(17)	(18)	(1,647)

Net loss and comprehensive loss	$(6,435)	$(7,104)	$(22,418)	$(18,873)	$(198,622)

Basic and diluted net loss per share	$(0.08)	$(0.10)	$(0.27)	$(0.28)

Weighted average shares outstanding used in computing basic and diluted net loss per share	84,188	72,045	83,000	66,982

* Includes non-cash stock-based compensation consisting of the following:

Research and development	$110	$45	$432	$170	$5,928
General and administrative	844	500	1,971	1,361	13,428

Total non-cash stock-based compensation	$954	$545	$2,403	$1,531	$19,356

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

			Period from inception (May 13, 1998) to September 30,
	Nine Months Ended September 30,
	2011	2010	2011
Operating activities
Net loss	$(22,418)	$(18,873)	$(198,622)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization of property and equipment	1	6	117
Expense related to stock options, net of reversals	2,403	1,531	18,982
Expense related to stock issued for services or in conjunction with license agreement	—	—	95
Expense related to stock issued below fair value	—	—	522
Interest accrued on convertible promissory note	—	—	104
Settlement of liquidated damages in stock	—	—	1,281
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(9)	(60)	(427)
Other assets	64	(14)	(40)
Accounts payable	249	407	1,066
Accrued clinical expenses	(60)	142	755
Other liabilities	(1,336)	31	892

Net cash used in operating activities	(21,106)	(16,830)	(175,275)

Investing activities
Purchases of property and equipment	—	—	(61)
Purchases of investments	—	—	(118,320)
Maturities of investments	—	—	118,320

Net cash used in investing activities	—	—	(61)

Financing activities
Proceeds from issuance of common stock and warrants, including collection of notes receivable, net of issuance costs	42,437	21,945	179,383
Proceeds from issuance of convertible preferred stock, net of cash paid for issuance costs	—	—	40,378
Proceeds from issuance of convertible promissory notes	—	—	1,543
Principal payments of obligations under capital leases	—	(6)	(59)

Net cash provided by financing activities	42,437	21,939	221,245

Net increase in cash and cash equivalents	21,331	5,109	45,909
Cash and cash equivalents, at beginning of period	24,578	23,867	—

Cash and cash equivalents, at end of period	$45,909	$28,976	$45,909

See accompanying notes.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Corcept Therapeutics Incorporated was incorporated in the state of Delaware on May 13, 1998, and our facilities are located in Menlo Park, California. Corcept is a pharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of severe metabolic and psychiatric disorders. Our most advanced program is for the use of Korlym, our lead product candidate, for the treatment of the signs and symptoms of endogenous Cushing’s Syndrome, for which we submitted a New Drug Application (NDA) to the United States Food and Drug Administration (FDA) in April 2011. In June 2011, we received notification from the FDA that this application had been accepted for filing and that the Prescription Drug User Fee Act (PDUFA) goal date for completion of its review is February 17, 2012. We also have a clinical program for the use of Korlym for the treatment of psychotic depression. We are currently conducting a Phase 3 study for this indication. In addition, we have discovered three series of novel selective glucocorticoid receptor II (GR-II) antagonists and have moved CORT 108297, a compound from one of these series, into clinical development. Unless otherwise stated, all references in these financial statements to “we,” “us,” “our,” “Corcept,” the “Company,” “our company” and similar designations refer to Corcept Therapeutics Incorporated.

Our primary activities since incorporation have been raising capital, performing business and financial planning, establishing our offices, recruiting personnel, conducting research and development, overseeing clinical trials, and preparing for the potential commercialization of our lead product candidate. Accordingly, we are considered to be in the development stage.

The accompanying unaudited balance sheet as of September 30, 2011, statements of operations for the three- and nine-month periods ended September 30, 2011 and 2010, and statements of cash flows for the nine-month periods ended September 30, 2011 and 2010 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2010 has been derived from audited financial statements at that date.

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

As reflected in the accompanying financial statements as of September 30, 2011, we had cash and cash equivalents of $45.9 million, working capital of $43.6 million and an accumulated deficit of $198.6 million. We believe that we have sufficient funds to maintain our operations through the end of 2012.

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

Cash and Cash Equivalents

We invest our excess cash in bank deposits, money market accounts, corporate debt securities, and obligations of the U.S. government and U.S. government sponsored entities. We consider all highly liquid investments purchased with maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost and, as of September 30, 2011 and December 31, 2010, consist of money market funds maintained at major U.S. financial institutions, which are classified as cash and cash equivalents.

Credit Risks and Concentrations

Our concentration of credit risk relates to our cash and cash equivalents. We are exposed to credit risk in the event of default by the financial institutions holding these funds to the extent of the amount recorded on the balance sheet. This risk is mitigated by investing in securities with high credit ratings from the major rating services and by limiting the amount of investment in any one issuer. As of September 30, 2011 and December 31, 2010, we had no investments in mortgage-backed securities or auction rate securities. For the nine-month periods ended September 30, 2011 and 2010, we experienced no loss or lack of access to cash and cash equivalents in our operating or investment accounts.

We also have a concentration of risk in regard to the manufacture of our lead product candidate. As of September 30, 2011, we had one pre-existing supplier for our tablet manufacture and had negotiated a contract with a potential back-up tablet manufacturer. If we are not able to qualify our second tablet manufacturer or if our pre-existing supplier is unable to prepare the Korlym tablets in the quantities and time frame required, we may not be able to manufacture our product candidate in a timely manner.

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

Revenue Recognition

Collaboration revenue relates to services rendered in connection with agreements signed with Eli Lilly and Company (Eli Lilly), in which Eli Lilly agreed to support certain of our pre-clinical and clinical proof-of-concept studies evaluating the ability of our product candidates to mitigate or prevent weight gain associated with the use of Zyprexa (olanzapine), an atypical antipsychotic medication. Under the agreements, Eli Lilly agreed to supply the Zyprexa and olanzapine and pay for the studies. We were required to perform development activities as specified in these agreements and were reimbursed based on the costs associated with the conduct of the trial and the preparation and packaging of clinical trial materials. Revenue was recognized as we provided the services specified in the agreements.

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

2. Fair Value

As of September 30, 2011 and December 31, 2010, our financial assets were invested in a money market fund, which can be converted to cash at par on demand. These funds, which totaled approximately $45.3 million and $23.9 million as of September 30, 2011 and December 31, 2010, respectively, were measured at fair value, which approximates cost, as of the respective dates and were classified as Level 1 assets in the fair value hierarchy for financial assets.

There were no realized gains or losses on investments during the three- and nine-month periods ended September 30, 2011 and 2010. The cost of securities sold is determined based upon specific identification.

3. Other Accrued Liabilities

The following table presents the components of other accrued liabilities as of the dates presented. All amounts are in thousands.

	September 30, 2011	December 31, 2010
Professional fees	$503	$224
Manufacturing costs	101	59
Other	56	139

Total	$660	$422

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

4. Commitments

During 2011, we initiated purchase orders with Produits Chimiques Auxiliaires et de Synthese SA (PCAS) for the acquisition of mifepristone, the active pharmaceutical ingredient (API) in Korlym, for delivery late in 2011 for aggregate commitments of approximately $2.0 million.

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

On July 13, 2011, we issued 80,991 shares of common stock to an investor upon the exercise of warrants that had been issued in our April 2010 warrant transaction and our March 2008 financing, for an average exercise price of approximately $2.85 per share, receiving aggregate proceeds of approximately $231,000.

6. Stock Option Plans

We have two stock option plans – the 2000 Stock Option Plan (the 2000 Plan) and the 2004 Equity Incentive Plan (the 2004 Plan). All option grants under the 2000 Plan are fully vested, with grants covering approximately 307,000 shares remaining outstanding as of September 30, 2011, with contractual lives expiring in 2012 through 2014. Vested options under this plan that are not exercised within the remaining contractual life will expire and not be added to the pool of shares available for future grant.

In 2004, our board of directors and stockholders approved the 2004 Plan, which became effective upon the completion of our IPO, after which time no additional options have been or will be issued under the 2000 Plan. Under the 2004 Plan, options, stock purchase and stock appreciation rights and restricted stock awards can be issued to our employees, officers, directors and consultants. The 2004 Plan provides that the exercise price for incentive stock options will be no less than 100% of the fair value of our common stock, as of the date of grant. Options granted under the 2004 Plan vest over periods ranging from one to five years. The vesting period of the options is generally equivalent to the requisite service period.

In November 2010, our Board of Directors authorized an increase in the shares available for issuance under the 2004 Plan effective January 1, 2011, equivalent to 4% of the shares of our common stock outstanding as of December 31, 2010, pursuant to the terms of the 2004 Plan. Accordingly, the shares available for issuance under the 2004 Plan increased by 2,896,155 shares as of January 1, 2011.

During the nine-month period ended September 30, 2011, we issued an aggregate of approximately 220,000 shares of our common stock upon the exercise of stock options. Upon exercise of stock options, new shares were issued.

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

	September 30,
	2011	2010
Warrants outstanding	9,119	9,200
Stock options outstanding	10,565	7,945

Total	19,684	17,145

8. Subsequent Events

During October 2011, we executed agreements with contract research organizations for the conduct of two additional clinical studies with Korlym for total commitments of approximately $1.1 million. Approximately $500,000 of these costs will be incurred over the remainder of 2011, with the remainder to be incurred during 2012.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a pharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of severe metabolic and psychiatric disorders. Our focus is on those disorders that are associated with a steroid hormone called cortisol. Elevated levels and abnormal release patterns of cortisol have been implicated in a broad range of human disorders. Since our inception in May 1998, we have been developing our lead product candidate, Korlym (formerly referred to as CORLUX), a potent glucocorticoid receptor II (GR-II) antagonist, that blocks the activity of cortisol. We have also discovered three series of novel selective GR-II antagonists and have moved CORT 108297, a compound from one of these series, into clinical development. Unless otherwise stated, all references in this document to “we,” “us,” “our,” “Corcept,” the “Company,” “our company” and similar designations refer to Corcept Therapeutics Incorporated.

Cushing’s Syndrome. Cushing’s Syndrome is a disorder caused by prolonged exposure of the body’s tissues to high levels of the hormone cortisol. Sometimes called “hypercortisolism,” it is relatively uncommon and most often affects adults aged 20 to 50. An estimated 10 to 15 of every one million people are newly diagnosed with this syndrome each year, resulting in approximately 3,000 new patients and an estimated prevalence of 20,000 patients with Cushing’s Syndrome in the United States. We submitted a New Drug Application (NDA) to the United States Food and Drug Administration (FDA) in April 2011 for the use of Korlym for the treatment of the signs and symptoms of endogenous Cushing’s Syndrome. In June 2011, we received notification from the FDA that this application had been accepted for filing and that the Prescription Drug User Fee Act (PDUFA) goal date for completion of its review is February 17, 2012. In August 2011, we were advised by the FDA that no advisory committee meeting will be scheduled in connection with its review of this NDA; this decision does not alter the PDUFA goal date for completion of review. Our submission included a proposal for our Risk Evaluation and Mitigation Strategies (REMS). We are developing plans and engaging third-party vendors to support a commercial launch of Korlym in the United States, if it is approved by the FDA. In October 2011, we received notification that the FDA had accepted our proposed brand name, Korlym, for our lead product candidate in the treatment of endogenous Cushing’s Syndrome.

The Investigational New Drug application (IND) for the evaluation of Korlym for the treatment of the signs and symptoms of Cushing’s Syndrome was opened in September 2007. During the IND process, the FDA indicated that a single 50-patient open-label study may provide a reasonable basis for the submission of an NDA for this indication. We completed enrollment in this Phase 3 study in June 2010. This open-label Phase 3 study evaluated the response of two patient groups to Korlym treatment: one included patients who were glucose intolerant, regardless of blood pressure level, and one included patients who had been diagnosed with hypertension but had normal glucose tolerance. The patients in both of these groups were being treated for their symptoms before study entry; Korlym was added to their existing medications. In December 2010 we announced that both groups in this study achieved their primary endpoints. In January 2011 we announced positive results for the key secondary endpoint of global clinical improvement. All of the patients in the study were included in one group for this endpoint.

Statistically significant improvement in the primary endpoint was achieved for each group with 60% responding in the group of patients with abnormal glucose tolerance with or without a diagnosis of hypertension (the “glucose intolerant group”) and 38% responding in the group of patients with a diagnosis of hypertension (the “hypertensive group”) . The patients in the study, whether included in the “glucose intolerant group” or the “hypertensive group” for the purpose of evaluating the primary endpoints, were evaluated as a single group on the key secondary endpoint of “global clinical improvement”; 87% of patients showed significant clinical improvement as evaluated by an independent board of three physicians highly experienced in the treatment of Cushing’s Syndrome. A review of the safety data indicates that Korlym had an acceptable risk-benefit profile in this Phase 3 study. Eighty-eight percent of the patients who completed the Phase 3 study opted to enter our long-term extension study.

Adverse events reported in this Phase 3 study related to treatment included signs and symptoms of adrenal insufficiency, endometrial thickening and hypokalemia, all of which were consistent with earlier published reports. The majority of the serious adverse events (SAEs) reported in the study were not related to Korlym treatment, as determined by the clinical investigators. All of the treatment-related SAEs resolved with clinical management. Detailed data from this study were presented as part of a session titled “Will Medical Management Replace Surgery for Cushing’s Syndrome?” on June 4, 2011 at the Endocrine Society’s 93rd Annual Meeting.

In July 2007, we received Orphan Drug Designation from the FDA for Korlym for the treatment of endogenous Cushing’s Syndrome. Orphan Drug Designation is a special status granted by the FDA to encourage the development of treatments for diseases or conditions that affect fewer than 200,000 patients in the United States. Drugs that receive Orphan Drug Designation obtain seven years of marketing exclusivity from the date of drug approval, as well as tax credits for clinical trial costs, marketing application filing fee waivers and assistance from the FDA in the drug development process. In October 2011, the European Commission granted to us Orphan Designation for Korlym for the treatment of endogenous Cushing’s Syndrome (hypercortisolism) in the European Union (EU). Benefits of Orphan Drug Designation in the EU are similar to those in the U.S., but include ten years of marketing exclusivity in all 27 member states, free scientific advice during drug development, access to a centralized review process and a reduction or complete waiver of fees levied by the European Medicines Agency.

Psychotic Depression. We are also developing Korlym for the treatment of the psychotic features of psychotic major depression under an exclusive patent license from Leland Stanford Junior University (Stanford University). Psychotic major depression will hereafter be referred to as psychotic depression. The FDA has granted “fast track” status to evaluate the safety and efficacy of Korlym for the treatment of the psychotic features of psychotic depression.

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

As expected, the group of patients who took 1200 milligrams (mg) of Korlym in Study 06 developed higher drug plasma levels than did the groups of patients who received lower doses. Further, there was no discernable difference in the incidence of adverse events between patients who received placebo in Study 06 and those who received 300 mg, 600 mg or 1200 mg of Korlym in that study. Based on this information, we are using a Korlym dose of 1200 mg once per day for seven days in Study 14.

In addition, we are utilizing a third party centralized rating service to independently evaluate the patients for entry into the study as well as to evaluate their level of response throughout their participation in the study. We believe the centralization of this process will improve the consistency of rating across clinical trial sites and reduce the background statistical noise that was observed in earlier studies and is endemic to psychopharmacologic studies. We believe that this change in dose, as well as the other modifications to the protocol, should allow us to demonstrate the efficacy of Korlym in the treatment of the psychotic symptoms of psychotic depression. In mid-2009, to conserve financial resources, we reduced the number of clinical sites in this study to eight and extended the timeline for its completion.

Antipsychotic-induced Weight Gain Mitigation. In 2005, we announced the results of studies in rats that demonstrated that Korlym both reversed the weight gain associated with the ongoing use of olanzapine and mitigated the weight gain associated with the initiation of treatment with olanzapine (the active ingredient in Zyprexa). The results from this study were published in the journal Brain Behavioral Research in early 2006. This study was paid for by Eli Lilly and Company (Eli Lilly).

During 2007, we announced positive results from our clinical proof-of-concept study in lean healthy male volunteers evaluating the ability of Korlym to mitigate weight gain associated with the use of Zyprexa. The results showed a statistically significant reduction in weight gain in those subjects who took Zyprexa plus Korlym compared to those who took Zyprexa plus placebo. Also, the addition of Korlym to treatment with Zyprexa had a beneficial impact on secondary metabolic measures such as fasting insulin, triglycerides and abdominal fat, as indicated by waist circumference. Eli Lilly provided Zyprexa and financial support for this study, the results of which were published in the journal Advances in Therapy in 2009. In January 2009, we announced positive results from a similar proof-of-concept study evaluating the ability of Korlym to mitigate weight gain associated with the use of Johnson & Johnson’s Risperdal. This study confirmed and extended the earlier results seen with Korlym and Zyprexa, demonstrating a statistically significant reduction in weight gain and in the secondary metabolic endpoints of fasting insulin, triglycerides and abdominal fat, as indicated by waist circumference. The results from the study of Korlym and Risperdal were presented at several scientific conferences, including the American Diabetes Association meeting in June 2009, and were published in the journal Obesity in 2010.

The combination of Zyprexa or Risperdal and Korlym is not approved for any indication. The purpose of these studies was to explore the hypothesis that GR-II antagonists, such as Korlym and our next generation of selective GR-II antagonists, would mitigate weight gain associated with antipsychotic medications. The group of medications known as second generation antipsychotic medication, including Zyprexa, Risperdal, Clozaril and Seroquel, are widely used to treat schizophrenia and bipolar disorder. All medications in this group are associated with treatment-emergent weight gain of varying degrees and carry a warning in their labels relating to treatment-emergent hyperglycemia and diabetes mellitus.

Selective GR-II Receptor Antagonists. In 2003, we initiated a discovery research program to identify and patent selective GR-II antagonists to develop a pipeline of products for proprietary use. Three distinct series of GR-II antagonists were identified. These compounds, like our lead product candidate Korlym, potently block the cortisol receptor (GR-II) but, unlike Korlym, they do not appear to block the PR (progesterone), ER (estrogen), AR (androgen) or GR-I (mineralocorticoid) receptors. Both the United States Patent & Trademark Office (USPTO) and the European Patent Office (EPO) have issued to us composition of matter patents on all of the three series. A fourth composition of matter patent application is pending.

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

In September 2008, we signed a second agreement with Eli Lilly, under which Eli Lilly agreed to provide funding and provide olanzapine for two studies to test the effectiveness of CORT 108297 in rat models of olanzapine-induced weight gain. In January 2009, we announced top-line results from these studies of CORT 108297 and olanzapine. The results from the studies of both the prevention and reversal of antipsychotic-induced weight gain were positive and statistically significant. The results of these studies were presented at the International Society of Psychoneuroendocrinology and the World Congress of Biological Psychiatry conferences in July 2009 and were published in June 2010 in the journal Diabetes Obesity Metabolism.

At the American Diabetes Association conference in June 2009, there was also a presentation of preclinical data from another study of CORT 108297 conducted at Stanford University. This study demonstrated that CORT 108297 suppresses body weight gain and improves insulin sensitivity in healthy mice fed a 60% fat diet and high sucrose liquid. The results of these preclinical data were published in April 2011 in the journal Nutrition and Metabolism.

The manufacturing and preclinical development of CORT 108297 began late in 2008 and resulted in the submission of an IND to the FDA in December 2009 for the prevention of weight gain induced by antipsychotic medication. Phase 1b/2a studies of this drug are in progress.

In addition, we are continuing research and pre-clinical efforts to identify additional selective GR-II antagonists for clinical study.

General

Our activities to date have included:

•	product development, including designing, funding and overseeing clinical trials and conducting non-clinical activities such as toxicological testing;

•	discovery research;

•	regulatory affairs;

•	intellectual property prosecution and expansion; and

•	preparations for the commercialization of our lead product candidate.

Historically, we have financed our operations and internal growth primarily through private placements of our preferred and common stock and the public sale of common stock rather than through collaborative or partnership agreements. Therefore, we have no research funding or collaborative payments payable to us.

We are in the development stage and have incurred significant losses since our inception. We have not generated any revenue other than the revenue under the agreements with Eli Lilly discussed above, and do not expect to generate significant revenue until Korlym has been approved by the FDA for marketing in the United States, if at all. As of September 30, 2011, we had an accumulated deficit of $198.6 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for Korlym and CORT 108297, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing process development and regulatory activities, as well as general and administrative expenses, including preparations for the commercial launch of Korlym for Cushing’s Syndrome should we receive regulatory approval. We expect to continue to incur net losses over at least the next few years as we continue our Korlym and CORT 108297 clinical development programs, apply for regulatory approvals, continue discovery and initiate development of other selective GR-II antagonists for various indications, acquire and /or develop treatments in other therapeutic areas, establish sales and marketing capabilities and expand our operations.

Our business is subject to significant risks, including the risks inherent in our research and development efforts, the results of our Korlym and CORT 108297 clinical trials, uncertainties associated with securing financing, uncertainties associated with obtaining and enforcing patents, our investment in manufacturing set-up, the lengthy and expensive regulatory approval process and competition from other products. Our ability to successfully generate revenues in the foreseeable future is dependent upon our ability, alone or with others, to finance our operations and develop, obtain regulatory approval for, manufacture and market our lead product.

Results of Operations

Collaboration revenue — Collaboration revenue relates to services rendered in connection with our agreements with Eli Lilly discussed above under the caption “Overview-Antipsychotic-Induced Weight Gain Mitigation.” Under these agreements, Eli Lilly agreed to supply the Zyprexa and olanzapine and pay for the costs of the studies. We were required to perform development activities as specified in the agreements and we were reimbursed based on the costs associated with the conduct of the trial and the preparation and packaging of clinical trial materials. Revenue was recognized as we provided the services specified in the agreements.

We did not recognize any revenue under the agreements during any period in 2011 or 2010 and none will be recognized in the future as we completed all of the activities relating to these agreements by mid-2009.

Research and development expenses — Research and development expenses include 1) the personnel costs related to our development activities, including facilities costs and non-cash stock-based compensation, 2) the costs of discovery research, 3) costs associated with IND-enabling activities and pre-clinical studies, 4) costs of clinical trials, including trial preparation, enrollment, site monitoring and data analysis expenses, 5) regulatory costs, 6) the costs of manufacturing development, 7) the costs of manufacture and / or acquisition of clinical trial materials and material used in registration batches included in the NDA submission for Korlym for the treatment of Cushing’s Syndrome and 8) other costs associated with the preparation and prosecution of the NDA.

Research and development expenses decreased 38% to $3.2 million for the three-month period ended September 30, 2011 from $5.2 million for the comparable period in 2010. For the nine-month period ended September 30, 2011, research and development expenses increased 1% to $14.4 million from $14.3 million for the nine-month period ended September 30, 2010.

During the third quarter and first nine months of 2011 as compared to the corresponding periods in 2010, there were increases of approximately $495,000 and $2.3 million, respectively, in consultancy and staffing costs due to the additional resources necessary for the preparation, submission and prosecution of the NDA, and to assist in the management of other research and development activities. Approximately $65,000 and $260,000 of the increases during the three-and nine-month periods, respectively, are related to non-cash stock-based compensation costs.

Korlym manufacturing costs increased approximately $1.4 million during the first nine months of 2011 as compared to the corresponding period in 2010, due to the acquisition of active pharmaceutical ingredient for Korlym and the initiation of manufacturing development work at a potential back-up site for the manufacture of Korlym. The cost of Korlym manufacturing activities for the third quarter of 2011 decreased approximately $75,000 as compared to the same quarter in 2010. There was also an increase during the first nine months of 2011 as compared to the corresponding period in 2010, of approximately $345,000 in research and manufacturing related to our proprietary, selective new GR-II antagonists. Costs related to these new compounds were approximately the same for the third quarter of 2011 and 2010. In addition, there was an increase of approximately $305,000 during the first nine months of 2011 as compared to the corresponding period in 2010, related to increased attendance at and financial support for medical conferences and seminars in support of our Cushing’s Syndrome program. Costs related to such conferences and seminars were approximately the same for the third quarter of 2011 and 2010.

There were net decreases in clinical trial costs of approximately $1.9 million and $4.1 million, respectively, during the third quarter and first nine months of 2011, as compared to the corresponding periods of 2010. Clinical trial cost decreases during the three- and nine-month periods ended September 30, 2011, as compared to the same periods in 2010, included decreases of (i) approximately $1.3 million and $3.2 million, respectively, related to drug-drug interaction and other NDA-

supportive studies with Korlym, (ii) approximately $210,000 and $450,000, respectively, related to the clinical trials with Korlym for the treatment of Cushing’s Syndrome and (iii) approximately $210,000 and $250,000, respectively, related to the clinical trial with Korlym for the treatment of psychotic depression. During the third quarter and first nine months of 2011 as compared to the corresponding periods in 2010, there were net decreases of approximately $645,000 and $160,000, respectively, related to clinical studies with CORT 108297.

During the first nine months of 2011 as compared to the corresponding period in 2010, there was also a decrease of approximately $220,000 related to the IND-enabling work on CORT 108297, as that product was moved into the clinic during 2010. The cost of these activities decreased approximately $35,000 during the third quarter of 2011 as compared to the same quarter in 2010.

Below is a summary of our research and development expenses by major project:

	ThreeMonths Ended September 30,		Nine Months Ended September 30,
Project	2011	2010	2011	2010
	(in thousands)		(in thousands)
Korlym
Cushing’s Syndrome	$1,605	$1,333	$7,170	$3,678
Psychotic Depression	359	672	1,336	1,940
Selective GR-II antagonists	730	1,373	3,599	3,658
Unallocated activities, including NDA-supportive studies and manufacturing, regulatory and pre-clinical activities	424	1,801	1,818	4,840
Stock-based compensation	110	45	432	170

Total research and development expense	$3,228	$5,224	$14,355	$14,286

We expect that research and development expenditures will increase during the remainder of 2011 as compared to 2010 due to the prosecution of our NDA filing for Korlym for the treatment of Cushing’s Syndrome, increased manufacturing activities for pre-validation and validation batches of Korlym, continuation of our long-term extension study in Cushing’s Syndrome, continuation of our Phase 3 study of Korlym for the treatment of psychotic depression and the continued development of CORT 108297 and our other proprietary selective GR-II antagonists, which costs will be only partially offset by decreases in the costs related to the completion of our Phase 3 study in Cushing’s Syndrome. Research and development activities and expenses in 2012 and future years will be largely dependent on the availability of additional funds to finance clinical development plans. See also, “Liquidity and Capital Resources”.

Many factors can affect the cost and timing of our trials including inconclusive results requiring additional clinical trials, slow patient enrollment, adverse side effects in study patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of the drug candidates in our trials. The cost and timing of development of our selective GR-II antagonists will be dependent on our success in the effort and any difficulties that may be encountered. In addition, the development of all of our product candidates will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our product candidates.

General and administrative expenses — General and administrative expenses consist primarily of the costs of administrative personnel and related facility costs along with legal, accounting and other professional fees and the costs of executing on our commercial plans related to Korlym, including conducting market research and engaging third-party vendors to provide market analytics and to support distribution and other logistical needs, if Korlym is approved by the FDA.

For the three-month period ended September 30, 2011, general and administrative expenses increased 71% to $3.2 million from $1.9 million for the comparable period in 2010. For the nine-month period ended September 30, 2011, general and administrative expenses increased 51% to $8.0 million from $5.3 million for the nine-month period ended September 30, 2010. During the third quarter and first nine months of 2011 as compared to the corresponding periods in 2010, staffing and consultancy costs increased approximately $1.1 million and $2.2 million, respectively, due primarily to additional resources necessary to engage in preparations for the potential commercialization of Korlym for Cushing’s Syndrome, approximately $345,000 and $610,000 of which represented increases for the respective comparable periods in noncash stock-based compensation costs related to stock options granted to employees, directors and consultants. There was also an increase in legal costs related to patents, commercialization planning and other corporate matters of approximately $180,000 and

$410,000, respectively, during the third quarter and first nine months of 2011 as compared to the corresponding periods of 2010.

We expect that general and administrative expenses will increase during the remainder of 2011 as compared to 2010 in regard to activities directly associated with preparations for potential product commercialization and the need to increase our administrative infrastructure to support these activities. The level of general and administrative activities and related expenses in 2012 and future years will be largely dependent on our assessment of the staff necessary to support expected product commercialization and our continued clinical development activities and the availability of additional funds. See also, “Liquidity and Capital Resources.”

Interest and other income, net — Interest and other income, net of investment management fees, was approximately $3,000 for each of the three- and nine-month periods ended September 30, 2011, as compared to $4,000 and $758,000 for the respective comparable periods of 2010. During the nine-month period ended September 30, 2010, we had received a favorable settlement for $750,000 in connection with a lawsuit brought on our behalf against an individual for defamation and harassment.

Other expense — Other expense for the three- and nine-month periods ended September 30, 2011 was approximately $1,000 and $17,000, respectively, as compared to $3,000 and $18,000, respectively, for the corresponding periods in 2010.

Liquidity and Capital Resources

We have incurred operating losses since inception, and at September 30, 2011, we had a deficit accumulated during the development stage of $198.6 million. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities to fund our operations.

At September 30, 2011, we had cash and cash equivalents of $45.9 million, compared to $24.6 million at December 31, 2010. Net cash used in operating activities for the nine-month periods ended September 30, 2011 and 2010 was $21.1 million and $16.8 million, respectively. The use of cash in each period was primarily a result of our research and development activities, including efforts toward the submission of the NDA for Korlym for the treatment of Cushing’s Syndrome, and amounts incurred to develop our administrative infrastructure, including the increased infrastructure that will be necessary to support the commercialization of Korlym, if approved by the FDA.

In January 2011, we sold 11.5 million shares of our common stock in an underwritten public offering at a price to the public of $3.90 per share for aggregate gross proceeds of approximately $44.9 million, which resulted in net proceeds of approximately $41.9 million after deducting the underwriter’s discount and commissions and other expenses related to this offering. In addition, in July 2011, we received approximately $231,000 in connection with the issuance of 80,991 shares of common stock upon the exercise of warrants that had been issued in previous private equity transactions, for an average exercise price of approximately $2.85 per share.

We expect cash used in operating activities to increase during the remainder of 2011 as compared to spending levels in 2010 due to the prosecution of our NDA for Korlym for the treatment of Cushing’s Syndrome, increased manufacturing activities for pre-validation and validation batches of Korlym, pre-commercialization activities, continuation of the long-term extension study of Korlym for Cushing’s Syndrome and the continued development of our selective GR-II antagonists. We expect our funding requirements for operating activities may increase during later years as costs associated with the continuation and expansion of our development programs for Cushing’s Syndrome, psychotic depression and our selective GR-II antagonists, research activities, commercialization activities and general and administrative expenses may be only partially offset by revenues from sales of Korlym if approval for marketing is received from the FDA.

We believe that we have sufficient capital resources to maintain our operations through the end of 2012, including the planned continuation of our long-term extension study of Korlym for the treatment of Cushing’s Syndrome, prosecution of our NDA submission and preparations for commercialization activities for Korlym for this indication, the continuation of enrollment in our Phase 3 psychotic depression trial, the completion of our current Phase 1b/2a multi-dose safety and proof of concept clinical studies for CORT 108297 and research and pre-clinical activities related to additional selective GR-II antagonists.

We will need to raise additional funds to support the potential commercialization of Korlym for the treatment of Cushing’s Syndrome, continue the development of Korlym for the treatment of the psychotic features of psychotic depression and continue and expand the development of our proprietary selective GR-II antagonists beyond the end of 2012.

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

Under the terms of the agreement, the determination of the exact timing and amount of any CEFF financings will be made solely by us, subject to certain conditions. The agreement currently requires a minimum stock price of $1.50 per share to allow us to issue shares to Kingsbridge under the CEFF. Through September 30, 2011, we have raised a total of approximately $2.6 million from the sales of stock under the CEFF. Based on the volume weighted average price on the NASDAQ Capital Market for our common stock for the period from March 25, 2008, the date of the signing of the Kingsbridge CEFF, through November 2, 2011, the maximum amount of additional funds that could be raised under the CEFF is approximately $28 million. The actual amount of funds that can be raised under this agreement will be dependent on the number of shares actually sold under the agreement and the market value of our stock during the pricing periods of each sale.

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

Contractual Obligations and Commercial Commitments

During 2011, we initiated purchase orders with PCAS for the acquisition of mifepristone, the active pharmaceutical ingredient in Korlym, to be delivered late in 2011 for aggregate commitments of approximately $2.0 million.

During October 2011, we executed agreements with contract research organizations for the conduct of two additional clinical studies with Korlym for total commitments of approximately $1.1 million. Approximately $500,000 of these costs will be incurred over the remainder of 2011, with the remainder to be incurred during 2012.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our

Annual Report on Form 10-K for the fiscal year ended December 31, 2010. During the nine months ended September 30, 2011, we have not made any significant changes to our critical accounting policies and estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The primary objective of our investment activities is to preserve principal. As of September 30, 2011, our cash and cash equivalents consisted primarily of a money market fund maintained at a major U.S. financial institution. To minimize our exposure to interest rate risk, we have limited the maturities of our investments to less than two years with an average maturity not to exceed one year. Due to the short-term nature of these instruments, a 1% increase or decrease in market interest rates would not have a material impact on the total value of our portfolio as of September 30, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We depend heavily on the success of our lead product candidate, Korlym, currently being developed for the treatment of Cushing’s Syndrome and for the treatment of the psychotic features of psychotic depression. If we are unable to commercialize Korlym for Cushing’s Syndrome or for psychotic depression, or experience significant delays in doing so, we may be unable to generate revenues and our stock price will likely decline.

We have invested a significant portion of our time and financial resources since our inception in the development of Korlym for the treatment of Cushing’s Syndrome and the psychotic features of psychotic depression. We currently do not have any commercial products and we anticipate that for the foreseeable future our ability to generate meaningful revenues and achieve profitability will be solely dependent on the successful development, approval and commercialization of Korlym for the treatment of Cushing’s Syndrome or for the psychotic features of psychotic depression. Our NDA for Korlym for the treatment of Cushing’s Syndrome was accepted for filing by the FDA and is now under review by that agency. We are continuing to treat patients in the long-term extension study for that indication. We are also conducting a Phase 3 clinical trial in psychotic depression. We have previously completed three Phase 3 clinical trials evaluating Korlym for psychotic depression, all of which failed to achieve statistically significant results with regard to the primary or key secondary endpoints. Many factors could harm our efforts to develop and commercialize Korlym, including:

•

a delay in the FDA’s completion of its review of our NDA for the treatment of Cushing’s Syndrome, a requirement by the FDA for additional analyses or studies or an unfavorable determination on approvability by the FDA;

•

an inability to obtain, or delay in obtaining, regulatory approval for the commercialization of Korlym for the treatment of Cushing’s Syndrome or for the treatment of the psychotic features of psychotic depression;

•	an inability to manufacture Korlym or the active ingredient in Korlym in commercial quantities and at an acceptable cost;

•	political concerns relating to other uses of mifepristone, or RU-486, that could limit the market acceptance of Korlym;

•	insufficient funding;

•	negative, inconclusive or otherwise unfavorable results from our preclinical or clinical development programs;

•	side effects that may be identified in the course of our clinical trials;

•	changes or delays in our clinical development program;

•	rapid technological change making Korlym obsolete;

•	competition from companies with greater financial, technical and marketing resources than ours; and

•	increases in the costs of our clinical trials.

Our clinical trials may not demonstrate that Korlym is safe and effective. If our clinical program for Korlym for the treatment of Cushing’s Syndrome, for the treatment of the psychotic features of psychotic depression or for any other indications does not demonstrate safety and efficacy, our business will be harmed.

To gain regulatory approval from the FDA to market Korlym, our Phase 3 clinical trials must demonstrate the safety and efficacy of Korlym for the particular indication. During review of the IND for the study of Korlym for the treatment of Cushing’s Syndrome, the FDA indicated that a single 50-patient open-label study of Korlym for the treatment of Cushing’s

Syndrome may provide a reasonable basis for the submission of an NDA for this indication. However, the FDA may determine that the results of our Phase 3 trial in Cushing’s Syndrome, while meeting its primary and key secondary endpoints, do not sufficiently demonstrate efficacy and/or safety. The ongoing Phase 3 clinical trial of Korlym for the treatment of the psychotic features of psychotic depression may not demonstrate efficacy or safety results sufficient for approval, and we may need to conduct other studies in support of a potential NDA in that indication. Clinical development is a long, expensive and uncertain process and is subject to delays, and data obtained from clinical trials and supportive studies are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.

If we are unable to obtain or maintain regulatory approval, we will be limited in our ability to commercialize our product candidates, including Korlym, and our business will be harmed.

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

The Food and Drug Administration Amendments Act of 2007 gave the FDA the authority to require a Risk Evaluation and Mitigation Strategy (REMS) from manufacturers to ensure that the benefits of a drug or biological product outweigh its risks. A REMS program may include a medication guide, a patient package insert, a plan for communicating risks to health care providers or other elements that the FDA deems necessary to assure the safe use of the drug. We worked with a vendor to develop our REMS program and submitted a plan for this program to the FDA as part of our NDA for Korlym for the treatment of Cushing’s Syndrome.

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

Future governmental action or changes in FDA policy or personnel may also result in delays or rejection of an NDA in the United States. In addition, because the only currently FDA-approved use of mifepristone is the termination of pregnancy, we expect that the label for Korlym will include some limitations, including a warning that it should not be used by pregnant women or women seeking to become pregnant.

If we receive regulatory approval for our product candidates, including Korlym, we will also be subject to ongoing FDA obligations and continued regulatory oversight and review, such as continued safety reporting requirements; and we may also be subject to additional FDA post-marketing obligations. If we are not able to maintain regulatory compliance, we may not be permitted to market our product candidates and/or may be subject to product recalls or seizures.

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

The Orphan Drug Designation for Korlym for the treatment of endogenous Cushing’s Syndrome may not provide protection from competition and other benefits as anticipated.

In July 2007, we received Orphan Drug Designation from the FDA for Korlym for the treatment of endogenous Cushing’s Syndrome. Drugs that receive Orphan Drug Designation obtain seven years of marketing exclusivity from the date of drug approval, as well as tax credits for clinical trial costs, marketing application filing fee waivers and assistance from the

FDA in the drug development process. Although we have received Orphan Drug Designation from the FDA, we cannot be assured that we will recognize the potential benefits of this designation.

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

If another drug with the same active ingredient is approved for this indication before Korlym, we will not garner the seven years of marketing exclusivity from the date of drug approval in the U.S. and other benefits that we anticipate. If Korlym is the first drug approved by the FDA for this indication, any delay in our commercialization of the product may have a negative impact on the revenue that we might be able to realize from the exclusivity provided during those seven years.

Even if we receive approval for the marketing and sale of Korlym for the treatment of Cushing’s Syndrome and / or psychotic depression, physicians may accept Korlym slowly or may never accept it as a treatment for the approved indications, which would adversely affect our financial results.

Many factors may affect the market acceptance and commercial success of Korlym for the treatment of Cushing’s Syndrome and / or the psychotic features of psychotic depression or for any other approved indication.

Even if the FDA approves Korlym for the treatment of Cushing’s Syndrome, for the treatment of the psychotic features of psychotic depression, or for any other indication, physicians may not adopt Korlym. Physicians will recommend the use of Korlym only if they determine, based on experience, clinical data, side effect profiles and other factors, that it is preferable to other products or treatments currently in use, even if those products are not approved for Cushing’s Syndrome. Because Cushing’s Syndrome is rare, most physicians are inexperienced in the care of Cushing’s patients and it may be difficult to persuade them to prescribe a new treatment, such as Korlym, even with clinical trial results that suggest that it may be a compelling alternative treatment for them to consider. Acceptance of Korlym among influential practitioners may be essential for market acceptance of Korlym.

Other factors that may affect the market acceptance and commercial success of Korlym include:

•	the effectiveness of Korlym, including any side effects, as compared to alternative treatment methods;

•	the product labeling or product insert required by the FDA for Korlym;

•

the cost-effectiveness of Korlym and the availability of third-party insurance coverage and reimbursement, in particular from government payors such as Medicare and Medicaid, for patients using Korlym;

•	the timing of market entry of Korlym relative to competitive products;

•	the intentional restriction of distribution of Korlym to physicians treating the target patient population;

•	the extent and success of our efforts to manufacture, commercialize, market, distribute and sell Korlym;

•	the rate of adoption of Korlym by physicians and by target patient populations; and

•	negative publicity concerning Korlym, RU-486 or mifepristone.

The failure of Korlym to achieve market acceptance would prevent us from generating meaningful product revenue.

Public perception of the active ingredient in Korlym, mifepristone or RU-486, may limit our ability to market and sell Korlym.

The active ingredient in Korlym, mifepristone (RU-486) is used to terminate pregnancy. As a result, mifepristone has been and continues to be the subject of considerable ethical and political debate in the United States and elsewhere. Public perception of mifepristone may limit our ability to engage alternative manufacturers and may limit the commercial acceptance of Korlym by patients and physicians. Even though we intend to create measures to minimize the likelihood of the prescribing of Korlym to a pregnant woman, physicians may choose not to prescribe Korlym to a woman simply to avoid altogether any risk of unintentionally terminating a pregnancy. We intend to create measures for controlling the distribution of Korlym to reduce the potential for diversion. Controlled distribution may negatively impact sales of Korlym.

We have no manufacturing capabilities and we currently depend on third parties to manufacture the active ingredient and the tablets for Korlym. Our tablet manufacturer is a single source supplier. If these suppliers are unable to continue manufacturing Korlym and we are unable to contract quickly with alternative sources, our business will be harmed.

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

We have an agreement with a tablet manufacturer that we included in our NDA submission. This tablet manufacturer is a single source supplier to us. If this single source supplier were to cease manufacturing tablets for us or fail to manufacture tablets on a timely basis, we might be required to qualify an alternate supplier and we would likely experience a lengthy delay in our manufacturing processes. We cannot assure you that our single source supplier will be able or willing to meet our future demands. While we have negotiated a contract with a potential back-up tablet manufacturer, we have not yet completed process transfer or test manufacture and cannot assure you that we will be able to qualify this vendor as an alternate supplier.

Our current arrangements with these manufacturers are terminable by such manufacturers. We anticipate engaging some or all of the suppliers to produce commercial quantities of Korlym. However, we cannot guarantee that we will enter into an agreement with any one of them on terms acceptable to us. If we are unable, for whatever reason, to obtain the active pharmaceutical ingredient or Korlym tablets from our contract manufacturers, we may not be able to manufacture our required quantities or identify alternate manufacturers of mifepristone or Korlym tablets in a timely manner or on reasonable terms, if at all.

If our third-party manufacturers of Korlym fail to comply with FDA regulations or otherwise fail to meet our requirements, our product development and commercialization efforts may be delayed.

We depend on third party manufacturers to supply the active pharmaceutical ingredient in Korlym and to manufacture Korlym tablets. These suppliers and manufacturers must comply with the FDA’s current Good Manufacturing Practices (cGMP) regulations and guidelines. Our suppliers and manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages of qualified personnel. Their failure to follow cGMP or other regulatory requirements and to document their compliance with cGMP may lead to significant delays in the availability of products for commercial use or clinical study or the termination or hold on a clinical study, or may delay or prevent filing or approval of marketing applications for Korlym.

If we, or our third party suppliers and manufacturers fail to comply with applicable regulations, sanctions could be imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business. If the operations of any current or future supplier or manufacturer were to become unavailable for any reason, commercialization of Korlym could be delayed and future revenue from product sales could be reduced.

We may use a different third-party manufacturer to produce commercial quantities of Korlym than we are using in our clinical trials. The FDA may require us to conduct a study to demonstrate that the tablets used in our clinical trials are equivalent to the final commercial product, which could result in increased costs and a delay in the commercial launch of Korlym. If we are unable to establish that the tablets are equivalent or if the FDA disagrees with the results of our study, a commercial launch of Korlym could be delayed and we may incur additional costs.

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

Any of these events could harm or prevent sales of the affected products or could increase the costs and expenses of commercializing and marketing these future products.

The development plan for Korlym, or any other compound, is not certain. If we decide to, or if the FDA or other regulatory agencies require us to pursue additional clinical trials or other studies, there may be a delay in the development of our compounds, which may have a negative impact on our business.

During the development of Korlym, we have been engaged in dialogue with the FDA to determine an acceptable development plan which would enable the FDA to complete its review in a satisfactory manner. We anticipate continued dialogue with the FDA to define any additional data needed to prosecute our NDA for Cushing’s Syndrome or to complete an NDA for psychotic depression.

We may decide, or the FDA or other regulatory authorities may require us, to pursue additional clinical, preclinical or manufacturing studies to satisfactorily complete our NDA for either Cushing’s Syndrome or psychotic depression. Additional trials or studies will require additional funding, the availability of which is not assured. Also, it is possible that additional trials or studies that we decide are necessary or desirable will delay or prevent the completion of the development of Korlym for treating Cushing’s Syndrome or the psychotic features of psychotic depression.

Many other factors could delay or result in termination of our clinical trials, including, but not limited to:

•	availability of funding;

•	negative or inconclusive results;

•	slow patient enrollment;

•	patient noncompliance with the protocol;

•	adverse medical events or side effects among patients during the clinical trials;

•	negative or problematic FDA inspections of our clinical operations or our manufacturing operations; and

•	real or perceived lack of effectiveness or safety of Korlym.

Even after we conduct all of the clinical trials and supportive studies that we consider appropriate for an optimal NDA, we may not receive regulatory approval to market Korlym for either Cushing’s Syndrome or psychotic depression.

We will need to develop medical education, sales and marketing capabilities to successfully commercialize Korlym and our other proprietary, selective GR-II antagonists, including CORT 108297.

A limited number of our employees have experience in marketing or selling pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing force or enter into arrangements with others to market and sell our future products. We currently plan to establish small, specialty teams of medical science liaisons and sales forces to commercialize Korlym in the United States for the treatment of Cushing’s Syndrome and for the treatment of the psychotic features of psychotic depression, as each indication is approved for marketing by the FDA. However, our medical education, sales and marketing efforts may not be successful or cost-effective. If our efforts to develop a commercial organization are not successful, cost-effective and timely, we may not achieve profitability.

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

We will need additional capital in order to complete the development and commercialization of Korlym and our other proprietary, selective GR-II antagonists, including CORT 108297. Additional capital may not be available to us at all or on favorable terms, which could adversely affect our business.

We may have to perform additional clinical trials prior to the approval of an NDA for Korlym for the treatment of Cushing’s Syndrome and for the treatment of the psychotic features of psychotic depression. If so, we may need to raise additional funds to complete the development of Korlym for the treatment of Cushing’s Syndrome or for the treatment of psychotic depression. In addition, we will need to raise additional funds for the commercialization of Korlym for either of these indications and to continue and expand the development of our proprietary, selective GR-II antagonists in various indications.

We anticipate that our existing capital resources will be sufficient to fund our current operating plan through the end of 2012. However, our expectations are based on our currently planned clinical development and research programs for Korlym and for certain of our proprietary, selective GR-II antagonists, including CORT 108297, which may change as a result of many factors, including:

•	the review and approval of our NDA by the FDA to market Korlym for the treatment of Cushing’s Syndrome;

•	the possibility that the FDA may impose additional pre-approval requirements in regard to Korlym for the treatment of Cushing’s Syndrome;

•	the timing of commercialization of Korlym for the treatment of Cushing’s Syndrome;

•	changes in the reimbursement policies of third-party insurance companies or government agencies;

•	the costs, timing of site selection and enrollment of our clinical trials;

•	the results of our research efforts and clinical trials;

•	the need to perform additional clinical trials and other supportive studies;

•	the need to establish a second source for the manufacture of Korlym tablets;

•	the timing of the submission of an NDA to the FDA, the acceptance of the filing and approval of an NDA by the FDA to market Korlym for the treatment of the psychotic features of psychotic depression;

•	developments or disputes concerning patents or proprietary rights, including announcements of claims of infringement, interference or litigation against us or our licensors;

•	actual or anticipated fluctuations in our operating results;

•	changes in our growth rates;

•	changes in our research development plans for our proprietary, selective GR-II antagonists, including CORT 108297; and

•	the timing of commercialization of Korlym for the treatment of psychotic depression and future product candidates.

Consequently, we may need additional funding sooner than anticipated. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

We cannot be certain that additional funding will be available on acceptable terms or at all. Even though we have raised funds a number of times in the past, market and economic conditions may make it difficult for us to raise any or sufficient additional capital. The sales of common stock and warrants and the exercises of warrants have been dilutive to stockholders and any exercise of outstanding warrants and additional equity financing will cause further dilution to stockholders. Debt financing, if available, may involve restrictive covenants. If we obtain funds through collaborations with others, these arrangements may be on unfavorable terms or may require us to relinquish certain rights to our technologies or product candidates, including our lead product candidate, which we would otherwise seek to develop on our own. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or we may be required to discontinue operations.

We have incurred losses since inception and anticipate that we will incur continued losses for at least the next few years.

We are a development stage company with no current source of product revenue. We have a limited history of operations and have focused primarily on clinical trials. We are seeking FDA regulatory clearance to market Korlym for the treatment of Cushing’s Syndrome, and, if the outcome of our clinical trials supports it, we plan to seek FDA regulatory clearance to market Korlym for the treatment of the psychotic features of psychotic depression. Historically, we have funded our operations primarily from the sale of our equity securities. We have incurred losses in each year since our inception in 1998. As of September 30, 2011, we had an accumulated deficit of $198.6 million. We do not know when or if we will generate product revenue. Subject to our ability to raise additional funds, we expect our research and development expenses to increase in connection with the clinical trials and other development activities for Korlym for psychotic depression and for other product candidates. We expect to incur significant expenses related to the preparation for commercializing Korlym and for the product’s launch, if the FDA approves our NDA. As a result, we expect that our losses will increase at least until Korlym is launched and commercially available to patients. We are unable to predict the extent of any future losses or whether or when we will become profitable.

The committed equity financing facility (CEFF) that we entered into with Kingsbridge in March 2008 may not be available to us at certain times, may generate a lower level of funding than we anticipate, may require us to make additional “blackout” or other payments to Kingsbridge, and will result in dilution to our stockholders.

Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock, currently set at $1.50 per share, and the effectiveness and continued effectiveness of the required resale registration statements. The actual amount of funds that can be raised under the CEFF will be dependent on the number of shares actually sold under the agreement and the market value of our stock during the pricing periods of each sale.

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

The costs required to start or continue many of the programs that our intellectual property allow us to consider for further development are collectively greater than the funds currently available to us. For example, we have successfully discovered three series of compounds that are specific GR-II antagonists but, unlike Korlym, do not appear to block the progesterone receptor. Further development of these proprietary compounds, including CORT 108297, or any further development stemming from our method-of-use patents may be delayed or cancelled if we determine that such development may jeopardize our ability to complete activities necessary for the submission of our NDA for Korlym for the treatment of Cushing’s Syndrome, the support of this NDA through its successful approval, the commercialization of this product candidate for this indication or to complete the clinical development of Korlym for the treatment of psychotic depression.

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

We rely on clinical investigators and clinical sites to enroll patients and other third parties to manage our trials and to perform related data collection and analysis. However, we may not be able to control the timing of identification and selection of appropriate sites for our planned trials and the amount and timing of resources that the clinical sites that conduct the clinical testing may devote to our clinical trials. If our clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials or fail to enroll them on our planned schedules, we will be unable to complete our trials or to complete them as planned, which could delay or prevent us from completing the clinical development of Korlym or other development programs.

We have a contract research organization, Octagon Research Solutions, Inc., that managed our data and statistical analysis for our Phase 3 trial of Korlym for the treatment of Cushing’s Syndrome and for the long-term extension study in this indication that was submitted with our NDA. They may be unable to collect, process or analyze the additional data related to the extension study that will be needed for the safety update to be filed with the FDA in a timely manner or they may fail to process the data appropriately, which could delay or prevent us from providing data to the FDA in support of our NDA.

We have an agreement with a clinical research organization (CRO) that is conducting our ongoing Phase 3 trial evaluating Korlym for the treatment of the psychotic features of psychotic depression, Study 14, to supervise and monitor clinical site performance and to perform investigator supervision, data collection and analysis for this trial. We may not be able to maintain relationships with this or other CROs or with the clinical investigators and the clinical sites through the completion of all trial activities without delays in anticipated timing of trial activities or excessive expenditures. Our agreements place substantial responsibilities on these parties, which could result in excessive expenditures for our clinical trials if these parties fail to perform as expected. For example, if any of our clinical trial sites fail to comply with FDA-approved good clinical practices, we may be unable to use the data gathered at those sites. If these CROs, clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, we may be unable to obtain regulatory approval for, or successfully commercialize, Korlym.

The conduct of any future clinical trials will likely also be conducted through the use of CROs and clinical research sites. The conduct, timing and cost of these trials will be subject to the same kinds of risks as discussed above.

Our use of MedAvante to provide centralized psychiatric rating services in Study 14, our ongoing clinical trial evaluating Korlym for the psychotic features of psychotic depression, may not result in any improvement in the accuracy and consistency of the psychiatric assessments and may continue to slow the pace of enrollment in Study 14.

In connection with our ongoing Phase 3 trial evaluating Korlym for the psychotic features of psychotic depression, Study 14, we engaged MedAvante to provide centralized psychiatric rating services. MedAvante is providing centralized psychometric assessments via high resolution video-conferencing. The use of MedAvante’s centralized rating services is expected to increase the accuracy and consistency of the psychiatric assessments.

MedAvante has provided similar centralized rating services to companies conducting clinical studies in various psychiatric disorders. However, they have not previously provided centralized rating services to any study in patients with psychotic depression. Although we and MedAvante conducted a small pilot evaluation in patients with psychotic depression to assess patient receptivity, we cannot be certain that centralized rating will be successful in the patients enrolled in our study.

If patients are uncomfortable or unwilling to participate in the centralized rating process or if MedAvante is unable to provide services in a satisfactory manner over the course of the trial, we may not see any improvement in the accuracy or reliability of the psychiatric assessments. Such a result might diminish the likelihood of a successful trial or a definitive demonstration of the efficacy of Korlym in treating the psychotic features of psychotic depression.

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

The “fast track” designation for the development program of Korlym for the treatment of the psychotic features of psychotic depression may not lead to a faster development or regulatory review or approval process.

If a human medicine is intended for the treatment of a serious or life-threatening condition and the medicine demonstrates the potential to address unmet medical needs for this condition, the sponsor of an IND may apply for FDA “fast track” designation for a particular indication. Marketing applications submitted by sponsors of product candidates in fast track development may qualify for expedited FDA review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification. Although we have obtained a fast track designation from the FDA for Korlym for the treatment of the psychotic features of psychotic depression, we may not experience a faster development process, review or approval compared to applications considered for approval under conventional FDA procedures. In addition, the FDA may withdraw our fast track designation at any time. If we lose our fast track designation, the approval process may be delayed. In addition, our fast track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures and does not increase the likelihood that Korlym will receive regulatory approval for the treatment of the psychotic features of psychotic depression.

If Korlym or future product candidates conflict with the patents of others or if we become involved in other intellectual property disputes, we may have to engage in costly litigation or obtain a license and we may be unable to commercialize our product candidates.

Our success depends in part on our ability to obtain and maintain adequate patent protection for the use of Korlym for the treatment of the psychotic features of psychotic depression and other potential uses of GR-II antagonists. If we do not adequately protect our intellectual property, competitors may be able to use our intellectual property and erode our competitive advantage.

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

We have exclusively licensed three issued U.S. patents from Stanford University for the use of GR-II antagonists in the treatment of psychotic major depression, which is commonly referred to as psychotic depression, cocaine-induced psychosis and early dementia, including early Alzheimer’s disease. We bear the costs of protecting and defending the rights to these patents. In order to maintain the exclusive license to these patents until their expiration, we are obligated to make milestone and royalty payments to Stanford University. We are currently in compliance with our obligations under this agreement. If we become noncompliant, we may lose the right to commercialize Korlym for the treatment of psychotic depression, cocaine-induced psychosis and early dementia and our business would be materially harmed. In addition, if Stanford University were to terminate our Korlym license due to breach of the license on our part, we would not be able to commercialize Korlym for the treatment of the psychotic features of psychotic depression, cocaine-induced psychosis or early dementia.

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

Our licensed patent covering the use of mifepristone to treat psychotic depression is a method of use patent rather than a composition of matter patent, which may make it more difficult for us to prove patent infringement if physicians prescribe another manufacturer’s mifepristone for the treatment of Cushing’s Syndrome or psychotic depression rather than Korlym or if patients acquire mifepristone from other sources, such as the internet or black market.

We have an exclusive license from Stanford University to a patent covering the use of GR-II antagonists, including mifepristone, for the treatment of psychotic depression. A method of use patent covers only a specified use of a particular compound, not a particular composition of matter. Because none of our issued patents covers the composition of mifepristone, we cannot prevent others from commercializing mifepristone in indications not covered by our method of use patents. If others receive approval to manufacture and market mifepristone or any other GR-II antagonist, physicians could prescribe mifepristone or any other GR-II antagonist for patients with psychotic depression instead of Korlym. Although any such “off-label” use would violate our licensed patent, effectively monitoring compliance with our licensed patent may be difficult and costly. In addition, if others develop a treatment for psychotic depression that works through a mechanism which does not involve the GR-II receptor, physicians could prescribe that treatment instead of Korlym.

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

Our efforts to discover, develop and commercialize new product candidates beyond Korlym are at a very early stage. If we fail to identify and develop additional uses for GR-II antagonists, we may be unable to market additional products.

To develop additional potential sources of revenue, we believe that we must identify and develop additional product candidates. We own or have exclusively licensed issued U.S. patents covering the use of GR-II antagonists to treat psychotic depression, mild cognitive impairment, weight gain due to treatment with antipsychotic medication, stress disorders, early dementia, delirium, gastroesophageal reflux disease, Down’s Syndrome and psychosis associated with cocaine addiction, and to increase the therapeutic response to electroconvulsive therapy (ECT). In addition, we have seven U.S. method-of-use patent applications covering GR-II antagonists for the treatment of a number of other metabolic and psychiatric disorders, three U.S. composition of matter patents covering specific GR-II antagonists, and a fourth pending U.S. composition of matter patent. We have also filed patent applications in all of the major international markets.

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

We only have significant clinical experience with Korlym and we may determine that Korlym is not desirable for uses other than for the treatment of Cushing’s Syndrome or the treatment of the psychotic features of psychotic depression. For example, we do not intend to develop Korlym for mitigation of the weight gain associated with the use of Zyprexa, Risperdal or other atypical antipsychotics, even though we have reported positive results in the proof of concept studies described in the “Overview” section of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. We are pursuing other GR-II antagonists for this use. The compounds developed pursuant to our early clinical, preclinical and discovery research programs, including CORT 108297, may fail to generate viable product candidates in spite of the resources we may dedicate to the program. Even if product candidates are identified, we may abandon further development efforts before we reach clinical trials or after expending significant expense and time conducting clinical trials due to financial constraints, concerns over the safety or efficacy of the product candidates or for other reasons. Moreover, governmental authorities may enact new legislation or regulations that could limit or restrict our development efforts. If we are unable to successfully discover and commercialize new uses for GR-II antagonists, we may be unable to generate sufficient revenue to support our operations.

We may have substantial exposure to product liability claims and may not have adequate insurance to cover those claims.

We may be subject to product liability or other claims based on allegations that the use of our products has resulted in adverse effects or that our product candidates are not effective, whether by participants in our clinical trials for Korlym or other product candidates, or by patients using our future products. A product liability claim may damage our reputation by raising questions about our product candidates’ safety or efficacy and could limit our ability to sell a product by preventing or interfering with product commercialization. In some cases, less common adverse effects of a pharmaceutical product are not known until long after the FDA approves the product for marketing. The active ingredient in Korlym is used to terminate pregnancy. Therefore, clinicians using the medicine in our clinical trials and, if approved by the FDA, physicians prescribing the medicine to women with childbearing potential, must take necessary and strict precautions to insure that the medicine is not administered to pregnant women. The failure to observe these precautions could result in significant product claims.

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

If Korlym is approved and we are unable to obtain acceptable prices or adequate coverage and reimbursement for it from third-party payors, we will be unable to generate significant revenues.

There is significant uncertainty related to the availability of third-party insurance coverage and reimbursement for newly approved medications. The commercial success of our potential medications in both domestic and international markets is dependent on whether third-party coverage and reimbursement is available for them. Government payors, including Medicare and Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medicines, and, as a result, they may not cover or provide adequate payment for our medications. The continuing efforts of government and other third-party payors to contain or reduce the costs of health care and recent healthcare legislation may limit our future revenues. Our near-term dependence on the commercial success of Korlym makes us particularly susceptible to any such cost containment or reduction efforts. Accordingly, even if Korlym or future product candidates are approved for commercial sale, unless government and other third-party payors provide adequate coverage and reimbursement for our future products, physicians may not prescribe them. In addition, we may need to obtain approvals from hospital formularies to receive wide-spread third-party coverage and reimbursement for those situations where our products may be needed during in-patient treatment. If we fail to obtain such approvals, this will reduce the level of revenues that we are able to attain.

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

We may face competition from other companies who attempt to develop mifepristone or other compounds for the treatment of Cushing’s Syndrome, which could limit our future revenues from the commercialization of Korlym for the treatment of that disorder and which could have a negative impact on future revenues from the commercialization of Korlym for any indication.

As discussed above in the risk related to Orphan Drug Designation, we are aware that Laboratoire HRA Pharma has begun a Phase II clinical trial in Europe and the United States evaluating the use of mifepristone to treat a subtype of Cushing’s Syndrome. We are also aware that Novartis is developing a somatostatin analogue and submitted an NDA to the FDA during the second quarter of 2011 for Cushing’s disease, which is a subset of the patients with Cushing’s Syndrome. On October 25, 2011, Novartis announced that this NDA has been withdrawn due to an issue related to chemistry, manufacturing and controls but that they plan to resubmit the application following further discussion with the FDA. If a product for treatment of Cushing’s Syndrome or Cushing’s disease is approved for commercialization before Korlym, our potential future revenue could be reduced.

We face competition from companies with substantial financial, technical and marketing resources, which could limit our future revenues from the commercialization of Korlym for the treatment of psychotic depression or for other indications.

If approved for commercial use, Korlym as a treatment for psychotic depression will compete with established treatments, including ECT and combination medicinal therapy.

Combination medicinal therapy consists of the use of antipsychotic and antidepressant medicines, not currently approved for the treatment of psychotic depression. The antipsychotics are prescribed for off-label use by physicians to treat the psychotic features of psychotic depression, which is the clinical target of Korlym. Antipsychotics include Abilify (Bristol-Myers Squibb), Clozaril (Novartis), Geodon and Navane (Pfizer), Haldol (Ortho-McNeil) , Mellaril (Mylan), Risperdal (Janssen Pharmaceuticals), Seroquel (AstraZeneca), Stelazine and Thorazine (GlaxoSmithKline) and Zyprexa (Eli Lilly). Korlym may not compete effectively with these established treatments. We are aware of one clinical trial conducted by Organon, for a new chemical entity for the treatment of psychotic depression. Organon was the pharmaceutical division of Akzo Nobel, which was purchased by Schering Plough which was then subsequently acquired by Merck & Co. Organon’s new chemical entity is a GR-II antagonist; we believe that its commercial use would be covered by our patent. As of the time of filing of this report, we are not aware of any other public disclosures by any company, regarding the development of new product candidates to treat psychotic depression.

Our present and potential competitors include major pharmaceutical companies, as well as specialized pharmaceutical firms, universities and public and private research institutions. Moreover, we expect competition to intensify as technical advances are made. These competitors, either alone or with collaborative parties, may succeed with the development and commercialization of medicinal products that are superior to and more cost-effective than Korlym. Many of our competitors and related private and public research and academic institutions have greater experience, more financial resources and larger research and development staffs than we do. In addition, many of these competitors, either alone or together with their collaborative partners, have significantly greater experience than we do in developing human medicines, obtaining regulatory approvals, manufacturing and commercializing products.

Accordingly, Korlym may not be an effective competitor against established treatments and our present or potential competitors may succeed in developing medicinal products that are superior to Korlym or render Korlym obsolete or non-competitive. If we are unable to establish Korlym as a superior and cost-effective treatment for psychotic depression, or any future use, we may be unable to generate the revenues necessary to support our business.

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

Risks Related to Our Stock

The market price of our common stock has been and is likely to continue to be highly volatile due to the limited number of shares of our common stock held by non-affiliates or factors influencing the stock market and opportunities for sale at any given time may be limited.

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended November 2, 2011, our average daily trading volume has been approximately 280,000 shares and the intra-day sales prices per share of our common stock on the NASDAQ Capital Market has ranged from $2.51 to $5.07. As of November 2, 2011, our officers, directors and principal stockholders control approximately 40% of our common stock. The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

Our officers, directors and principal stockholders, acting as a group, will be able to significantly influence corporate actions.

As of November 2, 2011, our officers, directors and principal stockholders control approximately 40% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

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

On July 13, 2011, we issued 80,991 shares of common stock to the Vaughn D. Bryson Revocable Trust, or the Purchaser, upon the exercise of warrants that had been issued in our April 2010 warrant transaction and March 2008 financing, for an average exercise price of approximately $2.85 per share, receiving aggregate proceeds of approximately $231,000.

The issuance of shares to the Purchaser was exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) of the Securities Act and Regulation D under the Securities Act. The Purchaser represented that it is an “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, is familiar with Rule 144 under the Securities Act, and understands the resale limitations imposed thereby and by the Securities Act. Appropriate legends are affixed to the share certificates.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1/A (File No. 333-112676) filed on March 19, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2007).

10.1†	Employment offer letter to G. Charles Robb, dated August 12, 2011.

10.2†	Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and G. Charles Robb, dated September 1, 2011.

10.3†	Form of Indemnification Agreement for directors and officers approved by the Board of Directors on September 24, 2007 (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

32.2	18 U.S.C. Section 1350 Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

101*	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) unaudited Condensed Balance Sheets at September 30, 2011 and December 31, 2010, (ii) unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 and for the period from inception (May 13, 1998) to September 30, 2011, (iii) unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and for the period from inception (May 13, 1998) to September 30, 2011, and (iv) Notes to Condensed Financial Statements, tagged as blocks of text

†	Management contract or compensatory plan or arrangement

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

CORCEPT THERAPEUTICS INCORPORATED

Date: November 8, 2011	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D. Chief Executive Officer

Date: November 8, 2011	/s/ G. Charles Robb
G. Charles Robb Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1/A (File No. 333-112676) filed on March 19, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2007).

10.1†	Employment offer letter to G. Charles Robb, dated August 12, 2011.

10.2†	Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and G. Charles Robb, dated September 1, 2011.

10.3†	Form of Indemnification Agreement for directors and officers approved by the Board of Directors on September 24, 2007 (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

32.2	18 U.S.C. Section 1350 Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

101*	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) unaudited Condensed Balance Sheets at September 30, 2011 and December 31, 2010, (ii) unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 and for the period from inception (May 13, 1998) to September 30, 2011, (iii) unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and for the period from inception (May 13, 1998) to September 30, 2011, and (iv) Notes to Condensed Financial Statements, tagged as blocks of text

†	Management contract or compensatory plan or arrangement

*

Pursuant to Rule 406T of Regulation S-T, these XBRL data files are deemed furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.