Form 10-K
period 2011-12-31
CORCEPT THERAPEUTICS INC
filed 2012-03-13
CIK 1088856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $200,064,000 as of June 30, 2011 based upon the closing price on the Nasdaq Capital Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

On March 2, 2012 there were 84,354,325 shares of common stock outstanding at a par value of $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Form 10-K

For the year ended December 31, 2011

PART I

This Annual Report on Form 10-K (Form 10-K) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and Section 27A of the Securities Act of 1933, as amended (Securities Act). All statements contained in this Form 10-K, other than statements of historical fact, are forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “should,” “seeks” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements made in this Form 10-K include, but are not limited to, statements about:

•	our ability to manufacture, market, commercialize and achieve market acceptance for Korlym™ (mifepristone) 300mg Tablets (formerly known as CORLUX®);

•	our ability to realize the benefits of Orphan Drug Designation of Korlym in the United States and the European Union (EU);

•

the progress and timing of our research, development and clinical programs and the timing of regulatory activities, including post-approval actions by the United States Food and Drug Administration (FDA) for mifepristone for the treatment of the psychotic features of psychotic depression;

•	our estimates of the dates by which we expect to report results of our clinical trials and the anticipated results of these trials;

•	the timing of the market introduction of Korlym and future product candidates, including any other compound in our families of selective GR-II antagonists;

•

our ability to manufacture, market, commercialize and achieve market acceptance for our future product candidates, including mifepristone for the treatment of the psychotic features of psychotic depression and any other compound in our families of selective GR-II antagonists;

•	uncertainties associated with obtaining and enforcing patents;

•	our estimates for future performance, including revenue and profit generation; and

•	our estimates regarding our capital requirements and our needs for, and ability to obtain, additional financing.

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

ITEM 1. BUSINESS

Overview

We are a pharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of severe metabolic and psychiatric disorders. Our focus is on those disorders that are associated with a steroid hormone called cortisol. Elevated levels and abnormal release patterns of cortisol have been implicated in a broad range of human disorders. Since our inception in May 1998, we have been developing mifepristone—a potent glucocorticoid receptor II (GR-II) antagonist that blocks the activity of cortisol—for the treatment of a number of severe metabolic and psychiatric disorders. We have also discovered three series of novel selective GR-II antagonists and have moved a compound from one of these series into clinical development.

On February 17, 2012, the FDA approved Korlym™ (mifepristone) 300 mg Tablets as a once-daily oral medication for treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. FDA approval means that we can begin marketing the drug for the approved indication in the United States and we are implementing our plans to do so. We plan to make Korlym available to patients on a commercial basis by May 1, 2012 through a distribution system designed to support both patients and prescribers. We also have an on-going Phase 3 study of mifepristone, the active ingredient in Korlym, for the psychotic features of psychotic depression.

Unless otherwise stated, all references in this document to “we,” “us,” “our,” “Corcept,” the “Company” and similar designations refer to Corcept Therapeutics Incorporated.

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

We received Orphan Drug Designation from the FDA in July 2007 for Korlym for the treatment of endogenous Cushing’s syndrome. In the United States, Orphan Drug Designation is a special status granted by the FDA to encourage the development of treatments for diseases or conditions that affect fewer than 200,000 patients. Drugs that receive Orphan Drug Designation obtain seven years of marketing exclusivity for the approved indication from the date of drug approval, as well as tax credits for clinical trial costs, marketing application filing fee waivers and assistance from the FDA in the drug development process.

In October 2011 we received Orphan Drug Designation in the EU. Orphan Drug Designation in the EU confers benefits similar to those in the U.S., but includes ten years of marketing exclusivity for the approved indication in all 27 member states, free scientific advice during drug development, access to a centralized review process and a reduction or complete waiver of fees levied by the European Medicines Agency.

As discussed above, in February 17, 2012, the FDA approved our NDA for Korlym as a once-daily oral medication for treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. We are now implementing our plans for marketing Korlym in the United States.

Psychotic Depression.    We are also developing mifepristone—Korlym’s active ingredient—for treatment of the psychotic features of psychotic depression under an exclusive patent license from Stanford University. The FDA has granted “fast track” status to evaluate the safety and efficacy of mifepristone for the treatment of the psychotic features of psychotic depression.

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

As expected, the group of patients who took 1200 milligrams (mg) of mifepristone in Study 06 developed higher drug plasma levels than did the groups of patients who received lower doses. Further, there was no discernible difference in the incidence of adverse events between patients who received placebo in Study 06 and those who received 300 mg, 600 mg or 1200 mg of mifepristone in that study. In August 2011, we published our analysis of these data in The Journal of Clinical Psychopharmacology. Based on this information, we are using a mifepristone dose of 1200 mg once per day for seven days in Study 14.

In addition, we are utilizing a third party centralized rating service to independently evaluate patients for entry into the study as well as to evaluate their level of response throughout their participation. We believe the centralization of this process will improve the consistency of rating across clinical trial sites and reduce the background noise that was experienced in earlier studies and is endemic to psychopharmacologic studies. We believe that this change in dose, as well as the other modifications to the protocol, should allow us to demonstrate the efficacy of mifepristone in the treatment of the psychotic symptoms of psychotic depression. In mid-2009, in order to conserve financial resources, we reduced the number of clinical sites to eight and extended the timeline for the study’s completion.

Antipsychotic-induced Weight Gain Mitigation.    In 2005, we published the results of studies in rats that demonstrated that mifepristone both reversed the weight gain associated with the ongoing use of olanzapine and mitigated the weight gain associated with the initiation of treatment with olanzapine (the active ingredient in Zyprexa®). This study was paid for by Eli Lilly and Company (Eli Lilly).

During 2007 we announced positive results from our clinical proof-of-concept study in lean healthy male volunteers evaluating the ability of mifepristone to mitigate weight gain associated with the use of Zyprexa. The results show a statistically significant reduction in weight gain in those subjects who took Zyprexa plus mifepristone compared to those who took Zyprexa plus placebo. Also, the addition of mifepristone to treatment with Zyprexa had a beneficial impact on secondary metabolic measures such as fasting insulin, triglycerides and abdominal fat, as indicated by waist circumference. Eli Lilly provided Zyprexa and financial support for this study and its results were published in the journal Advances in Therapy in 2009. In January 2009, we announced positive results from a similar proof-of-concept study evaluating the ability of mifepristone to mitigate weight gain associated with the use of Johnson & Johnson’s Risperdal®. This study confirmed and extended the earlier results seen with mifepristone and Zyprexa, demonstrating a statistically significant reduction in weight and secondary metabolic endpoints of fasting insulin, triglycerides and abdominal fat, as indicated by waist circumference. The results from the study of mifepristone and Risperdal were presented at several scientific conferences, including the American Diabetes Association meeting in June 2009, and were published in the journal Obesity in 2010.

The combination of Zyprexa or Risperdal and mifepristone is not approved for any indication. The purpose of these studies was to explore the hypothesis that GR-II antagonists, such as mifepristone and our next generation of selective GR-II antagonists, would mitigate weight gain associated with antipsychotic medications. The group of medications known as second generation antipsychotic medication, including Zyprexa, Risperdal, Clozaril® and Seroquel®, are widely used to treat schizophrenia and bipolar disorder. All medications in this group are associated with treatment-emergent weight gain of varying degrees and carry a warning in their labels relating to treatment-emergent hyperglycemia and diabetes mellitus.

Selective GR-II Receptor Antagonists.    In 2003, we initiated a discovery research program to identify and patent selective GR-II antagonists. Our intent is to develop a pipeline of products for proprietary use. Three distinct series of selective GR-II antagonists have been identified. These compounds, like the active ingredient in our lead product Korlym, potently block the cortisol receptor (GR-II) but, unlike Korlym, do not appear to block the PR (progesterone), ER (estrogen), AR (androgen) or GR-I (mineralocorticoid) receptors. Both the United States Patent & Trademark Office (USPTO) and the European Patent Office (EPO) have issued to us composition of matter patents on each of the three series. A fourth composition of matter patent application is pending. See “Business—Intellectual Property.”

Several of our new compounds have demonstrated positive results in animal models for the prevention and reversal of anti-psychotic-induced weight gain. One of them, CORT 108297, is in a Phase 1b/2a clinical trial. See Business—Next-Generation Selective GR-II Antagonists for the Prevention and Reversal of Anti-Psychotic-Induced Weight Gain. We have identified other selective GR-II antagonists from our proprietary series that we believe may have utility as therapeutic agents in a variety of diseases. Our intent is to continue our discovery research program with the goal of identifying new selective GR-II antagonists and to perform manufacturing and pre-clinical development on one or more of these compounds and to submit Investigational New Drug applications (INDs) with respect to the most promising of them, as we deem appropriate.

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

While excess cortisol may play a role in numerous diseases, Cushing’s syndrome (sometimes called “hypercortisolism”) is the archetypal disease of excess cortisol, as Cushing’s syndrome patients have tumors that produce excess levels of cortisol or adrenocorticotropic hormone (ACTH), which stimulates the production of cortisol. Exposure to high levels of cortisol can result in weight gain, diabetes, hypertension, infections, severe fatigue and psychosis.

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

The challenge in regulating levels of cortisol is that cortisol is needed for natural processes in the human body. Destroying the ability of the body to make cortisol or to drastically reduce its presence would result in serious detrimental effects. To have a viable therapeutic effect, a compound must be able to selectively modulate cortisol’s effects.

Glucocorticoid Receptor Antagonists

Cortisol is produced by the adrenal glands and is carried via the bloodstream throughout the body, including to the brain, where it directly influences neuronal function. In the brain, cortisol binds to two receptors, Glucocorticoid Receptor I and Glucocorticoid Receptor II, also known as GR-I and GR-II. GR-I is a high-affinity receptor that is involved in the routine functions of cortisol in the brain. It has approximately ten times the affinity of GR-II for cortisol and its binding sites are filled with cortisol nearly all the time. In general, GR-II binding sites do not fill until levels of cortisol become elevated. Short-term activation of GR-II has benefits, which include helping the individual to be more alert and better able to function under stressful conditions. Long-term activation of GR-II, however, has been shown to have significant toxicity and appears to be linked to multiple metabolic and psychiatric disease states, such as Cushing’s syndrome and psychotic depression. The action of cortisol can be moderated by the use of blockers, or antagonists, that prevent the binding of the hormone to its receptors. These antagonists, referred to as glucocorticoid or cortisol receptor antagonists, may prevent the undesirable effects of elevated levels and abnormal release patterns of cortisol.

Mifepristone, the active ingredient in Korlym, works by selectively blocking the binding of cortisol to GR-II. It is neither an antagonist nor agonist of GR-I. It also blocks the binding of progesterone to the progesterone receptor (PR). Because of its selective affinity, we believe that mifepristone can have a therapeutic benefit by modulating the effects of abnormal levels and release patterns of cortisol without compromising the necessary normal functions of cortisol. We have also discovered three series of additional compounds that, like mifepristone, potently block the GR-II receptor, but, unlike mifepristone, do not block the progesterone receptor. One of these compounds, CORT 108297, is now in clinical development. We are working to identify others suitable for advancement.

Overview of Cushing’s Syndrome

Endogenous Cushing’s syndrome is caused by prolonged exposure of the body’s tissues to high levels of the hormone cortisol produced by a tumor or tumors. In endogenous Cushing’s syndrome, the excess cortisol is stimulated or directly produced by pituitary, adrenal or ectopic tumors. Cushing’s syndrome is an orphan indication which most commonly affects adults aged 20 to 50. An estimated 10 to 15 of every one million people are newly diagnosed with this syndrome each year, resulting in approximately 3,000 new patients in the United States. An estimated 20,000 patients in the United States have been diagnosed with Cushing’s syndrome. Symptoms vary, but most people have one or more of the following manifestations: high blood sugar, diabetes, high blood pressure, upper body obesity, rounded face, increased fat around the neck, thinning arms and legs, severe fatigue and weak muscles. Irritability, anxiety, cognitive disturbances and depression are also common. Cushing’s syndrome can affect every organ system in the body and can be lethal if not treated effectively.

The preferred treatment for Cushing’s syndrome patients is surgery, which if successful can cure the disease. Depending on the type of tumor, surgery can result in a range of complications and has varying rates of success. In approximately half of the patients, surgery is not successful, either because the tumor cannot be removed completely or the disease returns.

Commercialization of Korlym

Korlym is the only approved therapy for patients with endogenous Cushing’s syndrome. On February 17, 2012, Korlym was approved by the FDA for hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. As indicated in the medicine’s prescribing information, physicians prescribing Korlym may determine the appropriate dose for each patient by assessing tolerability and degree of improvement in manifestations of Cushing’s syndrome. In the first six weeks, these manifestations may include changes in glucose control, anti-diabetic medication requirements, insulin levels and psychiatric symptoms. After two months, assessment may also be based on improvements in cushingoid appearance, acne, hirsutism, striae, decreased body weight, along with further changes in glucose control.

We have begun implementing our plans to market Korlym in the United States without a partner, because we believe that the market is highly concentrated and accessible. We are seeking to hire a small number of experienced medical science liaisons (MSLs), supported by medical affairs and other infrastructure, to educate health care providers about Korlym. We intend to focus on patients who are in the care of an endocrinologist and in active treatment for their disease. We estimate that we would need to target approximately 300 endocrinologists to reach a large portion of the Cushing’s syndrome population in active treatment. We also plan to reach out directly to patients utilizing web-based initiatives and interactions with patient groups. We have executed agreements with a specialty pharmacy, a specialty distributor and a third-party logistics company to distribute Korlym and provide logistical support.

A large percentage of the people who suffer from Cushing’s syndrome remain undiagnosed or inadequately treated. We intend to develop programs to educate the medical community and patients about early diagnosis of this syndrome and to increase awareness regarding the role of GR-II antagonists for this syndrome. We also intend to implement programs to help patients with the reimbursement process. This vendor will also administer our financial assistance programs for uninsured or under-insured patients who cannot otherwise afford the cost of Korlym. We intend to put these programs in place immediately upon the drug’s commercial availability in the second quarter of 2012.

Both the FDA and the European Commission have granted Orphan Drug Designation for Korlym. In the United States, Orphan drugs receive seven years of marketing exclusivity for the approved indication from the date of approval, as well as tax credits for clinical trial costs, marketing application filing fee waivers and assistance from the FDA in the drug development process. Benefits of Orphan Drug Designation in the EU are similar to those in the U.S., but include ten years of marketing exclusivity for the approved indication in all 27 member states, free scientific advice during drug development, access to a centralized review process and a reduction or complete waiver of fees levied by the European Medicines Agency.

Additional Trials and Preclinical Studies

As part of its approval for Korlym, the FDA has required us to study the interactions, if any, between Korlym and ketoconazole, an anti-fungal agent that is sometimes used to treat Cushing’s syndrome, although it is not approved by the FDA for that purpose. Further, the FDA has required us to perform a drug utilization study to better characterize the reporting rates of adverse events associated with the long-term use of Korlym. On our own initiative, we have been conducting a long-term extension study in patients who completed the Phase 3 trial to assess safety of chronic dosing. Now that we have received marketing approval for Korlym, we plan to terminate this extension study and take the steps necessary to convert the study patients to the use of commercial product.

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

Current Treatments for Psychotic Depression

There are two treatment approaches for the psychotic features of psychotic depression currently used by psychiatrists: electroconvulsive therapy (ECT) and combination drug therapy, which is a combination of antidepressant and antipsychotic medication. Neither of these treatments has been approved by the FDA for the psychotic features of psychotic depression and both approaches almost always have a slow onset of action, which may result in lengthy and costly hospitalization. Each of these treatments can have debilitating side effects. Of the two treatments, ECT is generally considered to be more effective.

•

ECT involves passing an electrical current through the brain until the patient has a seizure. At least 100,000 patients receive ECT each year in the United States, with each patient requiring approximately six to twelve procedures over a period of three to five weeks.

•

Combination drug therapy is an alternative treatment for the psychotic features of psychotic depression that involves taking antipsychotic drugs such as olanzapine, haloperidol or chlorpromazine in combination with antidepressant drugs, such as fluoxetine, imipramine or venlafaxine. Patients on combination drug therapy often require three weeks or more to show improvement in their symptoms and treatment can take months before the symptoms are resolved entirely. Antipsychotic drugs can cause significant adverse side effects, including weight gain, diabetes, sedation, permanent movement disorders and sexual dysfunction.

Mifepristone for the Psychotic Features of Psychotic Depression

We are also developing mifepristone as an oral medication to treat the psychotic features of psychotic depression. As a GR-II antagonist, mifepristone appears to mitigate the effects of the elevated and abnormal release patterns of cortisol in patients suffering from psychotic depression. We intend mifepristone to be a once-daily treatment given to patients with psychotic depression over seven consecutive days in a controlled setting, such as a hospital or physician’s office.

We believe that mifepristone may significantly reduce psychotic symptoms of psychotic depression in many patients within one week and allow patients to be more easily maintained on antidepressant therapy alone without the need for ECT or antipsychotic medication. We believe that mifepristone may be superior to currently available treatments because we believe that mifepristone will enable patients with psychotic depression to improve their quality of life more quickly and with fewer side effects than with ECT or combination drug therapy.

Completed Clinical Trials of Mifepristone for Psychotic Depression

We have completed seven prior clinical trials evaluating mifepristone for treatment of the psychotic features of psychotic depression, in addition to our ongoing Phase 3 trial. The trials include three Phase 3 trials conducted from 2004 through 2007, in addition to four earlier stage clinical trials with mifepristone. These completed trials generated important data confirming the safety profile of mifepristone (alone and in combination with commonly prescribed antipsychotic and antidepressant medications), demonstrated positive efficacy trends, and provided insights into the design of future clinical trials which might improve the probability of clinical success.

Completed Phase 3 Clinical Trials.    In addition to Phase 1 and 2 studies, we have completed three randomized, double-blind, placebo-controlled Phase 3 clinical trials to further assess the safety and efficacy of mifepristone for the treatment of the psychotic features of psychotic depression. Two of these trials (Study 06 and Study 07) were conducted primarily in the United States. The third trial (Study 09) was conducted in Eastern Europe.

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

•

Study 07:    The first of these trials, which began in September 2004, enrolled 257 patients randomized one-to-one to either treatment or placebo. Patients in the treatment arm received 600 mg of mifepristone once daily for a period of seven days. Patients did not take any antidepressant or antipsychotic medication for at least one week before beginning the seven day treatment period. After the seven days of mifepristone treatment, all patients received antidepressant therapy through Day 56. Treatment with antipsychotic medications or ECT was not allowed at any time during the study.

In this study patients receiving mifepristone did not have a statistically significant difference in response rate at the primary endpoint than did the patients receiving placebo. A retrospective analysis of the data showed that patients achieving drug plasma levels higher than 1800 nanograms per milliliter (ng/ml) had a statistically significant greater response rate than placebo. There was also a statistically significant site by treatment effect in this trial. Among the twenty sites who participated from the trial onset, patients who were given mifepristone had a significantly higher response rate than patients who received placebo. Among the sites added later in the trial, there was no significant difference in response rate between mifepristone and placebo patients. These findings were published in 2009 by Contemporary Clinical Trials.

•

Study 09:    This study, which commenced in May 2005, was a randomized, double-blind, placebo-controlled study in which 247 patients were enrolled at sites in Eastern Europe. The primary endpoint was the proportion of patients with at least a 50% improvement in the BPRS PSS score at both Day 7 and Day 28. The study did not demonstrate a significant difference in response between patients receiving mifepristone and patients receiving placebo as measured by the primary endpoint. The results at the two key secondary endpoints of Study 09 also were not statistically significant. Study 09 had an extremely high placebo response rate.

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

The study did not achieve statistical significance with respect to the primary endpoint. However, there was a statistically significant correlation between plasma levels and clinical outcome achieved during treatment. Response rates for patients whose plasma levels rose above a predetermined threshold of 1661 ng/mL were statistically different than those patients whose plasma levels were below the threshold and those patients who received placebo. Further, the incidence of serious adverse events did not differ between placebo and any of the three mifepristone dose groups. In August 2011, we published an analysis of these results in The Journal of Clinical Psychopharmacology.

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

•	Increased “Signal”: In this trial we are administering a mifepristone dose of 1200 mg once per day for seven days instead of 600 mg once per day for seven days.

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

We believe that these changes in the protocol should allow us to establish the efficacy of mifepristone in the treatment of the psychotic features of psychotic depression. Given the serious nature of psychotic depression, the lack of any approved drugs for the disorder and the data from our first clinical trial, the FDA granted a fast track designation for mifepristone for the treatment of the psychotic features of psychotic depression. In addition, the FDA has indicated that mifepristone will receive a priority review if no other treatment is approved for the psychotic features of psychotic depression at the time we submit our NDA.

Clinical Trial Agreements.    Many of our Phase 3 clinical trials are conducted through the use of clinical research organizations (CROs.) At our request, these organizations oversee clinical trials at various institutions to test the safety and efficacy of our product candidates for the targeted indications. Our ongoing Phase 3 clinical trial, Study 14, evaluating mifepristone for the treatment of the psychotic features of psychotic depression is being conducted under an agreement with ICON Clinical Research, LP (ICON). We may terminate this agreement with 60 days notice to ICON, or sooner based on mutual agreement of the parties. In addition, we entered into an agreement with MedAvante, Inc. (MedAvante), in March 2008, to provide the centralized psychiatric diagnosis and rating services for patients being screened and enrolled in Study 14. We may terminate this agreement with 30 days notice to MedAvante.

Mifepristone Proof-of-Concept Studies for Other Metabolic Disorders

In April 2005, we announced results from two preclinical studies conducted in a rat model of olanzapine-induced weight gain. These studies demonstrated that mifepristone’s GR-II antagonist action has the potential to both reverse the weight gain associated with olanzapine and to prevent the weight gain associated with the initiation of treatment with olanzapine, which led to our studies in humans.

In 2007, we announced results of our human clinical proof-of-concept study evaluating the ability of mifepristone to mitigate weight gain associated with the administration of Eli Lilly’s Zyprexa (olanzapine). The results indicated a statistically significant reduction in weight gain in those subjects who took Zyprexa plus mifepristone compared to those who took Zyprexa plus placebo. Eli Lilly provided Zyprexa and financial support for this study. During 2009, we announced results from another proof-of-concept study evaluating the ability of mifepristone to mitigate weight gain associated with the administration of Johnson & Johnson’s Risperdal (risperidone). The results indicated a statistically significant reduction in weight gain in those subjects who took Risperdal plus mifepristone compared to those who took Risperdal plus placebo. Both Zyprexa and Risperdal are indicated for the treatment of schizophrenia and bipolar disorder.

In the study of mifepristone and Zyprexa, 57 lean, healthy men (body mass index of 25 or less) were randomized to receive either Zyprexa plus placebo (n=22), Zyprexa plus mifepristone (n=24) or mifepristone plus placebo (n=11). This study took place in an institutional setting where daily weights were recorded and a range of metabolic parameters were measured. In the two week study, subjects in the Zyprexa plus placebo group gained an average of 7.0 pounds and subjects in the Zyprexa plus mifepristone group gained an average of 4.4 pounds; which is a statistically significant difference (p<.001). Subjects in the mifepristone plus placebo group gained an average of 4.4 pounds. The difference in weight gain trajectory was apparent in the first days of the study, reaching statistical significance during the first week. The increase in waist circumference, a surrogate for abdominal fat, in subjects who received Zyprexa plus placebo was also significantly greater than subjects who received Zyprexa plus mifepristone (p<.01). The study was not designed to enroll a sufficient number of patients to have statistical power to detect significant effects on metabolic measures; however, the effect of mifepristone in this model was greater than expected. In addition to the finding about waist circumference, notable additional non-statistically significant group differences were observed. Patients taking Zyprexa plus placebo experienced greater increases from baseline to end of study in both triglycerides and fasting insulin compared to patients taking Zyprexa plus mifepristone. No unexpected study drug related adverse events were observed. These results were published in Advances in Therapy in 2009.

In the study of mifepristone and Risperdal, 75 lean, healthy men (body mass index of 23 or less) were randomized to receive either Risperdal plus placebo (n=30), Risperdal plus mifepristone (n=30) or mifepristone plus placebo (n=15). This study also took place in an institutional setting where daily weights were recorded and a range of metabolic parameters were measured. In this four-week randomized double-blind controlled study, subjects in the Risperdal plus placebo group gained an average of 9.2 pounds, compared to a gain of 5.1 pounds in the Risperdal plus mifepristone group. This difference was statistically significant (p<0.0001). Additional important metabolic parameters, including fasting insulin, triglycerides and abdominal fat, as reflected by waist circumference, were also measured. The addition of mifepristone to Risperdal resulted in a statistically significant reduction in fasting insulin levels, triglyceride levels, and abdominal fat (as measured by waist circumference). Consistent with prior studies, mifepristone appeared to be well tolerated. These results were published in Obesity in 2010.

The combinations of Zyprexa and mifepristone or Risperdal and mifepristone are not approved for any indication. The purpose of these studies was to explore the hypothesis that GR-II antagonists would mitigate weight gain and other metabolic effects associated with antipsychotic medications. The group of medications sometimes referred to as “atypical antipsychotics,” including Zyprexa, Risperdal, Clozaril® (clozapine) and Seroquel® (quetiapine), are widely used to treat schizophrenia and bipolar disorder. All medications in this group are associated with treatment-emergent weight gain of varying degrees and carry a warning in the label relating to treatment-emergent hyperglycemia and diabetes mellitus.

Discovery Research: Next-Generation Selective GR-II Antagonists

In 2003, we initiated a discovery research program to identify and patent selective GR-II antagonists at a contract research organization in the United Kingdom. Through this program we have identified and filed patent applications for three distinct series of selective GR-II antagonists. These compounds appear to be as potent as our lead product mifepristone in blocking cortisol but, unlike mifepristone, they do not appear to block the progesterone or other steroid receptors. Currently, we are investigating several compounds in our research programs. We plan to submit INDs for such additional compounds as our research indicates may be promising and as we deem appropriate.

We have assembled a patent portfolio covering both a broad range of uses and the composition of our new chemical entities.

•

We have composition of matter claims on three patent families of novel selective glucocorticoid receptor (GR-II) antagonists. Applications for all three families have been allowed or issued in both the United States and Europe. The application of a composition of matter patent on a fourth compound is pending in both the United States and Europe.

•

We also have a portfolio of patents describing the use of drugs that block the GR-II receptor for the treatment of metabolic and psychiatric disorders. In addition to psychotic depression, we own or have exclusively licensed issued patents for the use of GR-II antagonists for treatment and / or prevention of:

•	weight gain following treatment with antipsychotic medication;

•	mild cognitive impairment;

•	stress disorders;

•	early dementia, including early Alzheimer’s disease;

•	delirium;

•	gastroesophageal reflux disease;

•	cognitive deterioration in adults with Down’s Syndrome;

•	psychosis associated with cocaine addiction;

•	muscular dystrophy; and

•	increased therapeutic response to ECT.

See “Business—Intellectual Property.”

Next-Generation Selective GR-II Antagonists for the Prevention and Reversal of Antipsychotic-Induced Weight Gain

In January 2009, we announced results from two preclinical studies of our first next-generation selective GR-II receptor antagonist, CORT 108297, for the prevention and reversal of weight gain caused by olanzapine, a medication marketed by Eli Lilly as Zyprexa. Using the same experimental rat model used previously with mifepristone, the preclinical studies demonstrated that CORT 108297 1) reversed and 2) prevented the weight gain caused by olanzapine in rats. Eli Lilly provided olanzapine and funded the cost of the studies.

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

These first two studies used dose levels of 20 mg/kg, 60 mg/kg and 120 mg/kg of CORT 108297. The results of these two experiments replicated the findings from previous animal studies of mifepristone, and were also consistent with results from randomized trials conducted in humans. The results were presented at the International Society of Psychoneuroendocrinology and the World Congress of Biological Psychiatry conferences in July 2009 and were published in the peer-reviewed journal, Diabetes Obesity and Metabolism in 2010.

A third study in the rat further evaluated the dose response relationship of CORT 108297 in preventing olanzapine induced weight gain with doses from 2 mg/kg to 20 mg/kg.

At the American Diabetes Association conference in June 2009 there was also a presentation of preclinical data from a study which demonstrated that CORT 108297 suppresses body weight gain and improves insulin sensitivity in healthy mice fed a 60% fat diet and high sucrose liquid. In 2011, these study results were published in the peer-reviewed publication, The Journal of Nutrition and Metabolism.

The manufacturing and preclinical development of CORT 108297 began late in 2008 and resulted in the submission of an IND to the FDA in December 2009. Dosing of healthy volunteers in the first Phase 1 study of CORT 108297 was completed in July 2010. This initial study was a single dose escalation study in healthy volunteers. We are currently evaluating CORT 108297 in Phase 1b/2a studies in models of antipsychotic induced weight gain and changes in biomarkers induced by prednisone, a steroid.

If any of our selective GR-II antagonists prove to mitigate the weight gain and metabolic disturbances associated with the use of antipsychotic medication, they could potentially be of benefit to the millions of people currently taking this important pharmacotherapy.

Research and Development

We incurred approximately $21.0 million, $18.9 million and $14.4 million of research and development expenses in the years ended December 31, 2011, 2010 and 2009, respectively, which accounted for approximately 65%, 69% and 71% of our total operating expenses in these respective fiscal years. For a further discussion, see Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Results of Operations.

Manufacturing Korlym

As a drug discovery, development and commercialization company, we intend to continue to utilize our financial resources to commercialize Korlym and advance other product candidates rather than diverting resources to establishing our own manufacturing facilities.

We intend to continue to rely on experienced contract manufacturers to produce our product candidates. We have entered into a manufacturing agreement with one contract manufacturer, Produits Chimiques Auxiliaires et de Synthese SA (PCAS), to produce the active pharmaceutical ingredient (API) for Korlym. The FDA approved our commercial use of material produced by PCAS as part of our NDA submission for Korlym. The agreement with PCAS, which was executed in November 2006, is for an initial period of five years with an automatic extension for one additional year. We intend to pursue discussions to continue the relationship thereafter. After NDA approval, the agreement calls for us to purchase from PCAS 100% of our requirements for six months immediately following approval and 75% of our requirements thereafter until the expiration of the agreement. If PCAS is unable to manufacture the product for a consecutive six-month period, we have the right to terminate the agreement, without penalty.

We have also entered into an agreement with another contract manufacturer, PharmaForm, L.L.C. (PharmaForm), for the production of Korlym tablets. Prior to the approval of our NDA, our need for Korlym tablets was limited to the amounts required to support our clinical trials and the registration and validation batches needed to support our NDA filing for Korlym. The agreement with PharmaForm was executed in December 2006 and was due to expire upon the completion of the development program for Korlym. There are no minimum purchase amounts under this agreement. We are currently in negotiations with PharmaForm for a new agreement for the production of commercial quantities of Korlym tablets.

Competition for Korlym

Korlym will compete with established treatments, including surgery, radiation, and approved medicines prescribed “off-label,” and, potentially, compounds under development for Cushing’s syndrome.

We may experience competition from Novartis, which has received a recommendation for approval in the EU to market its somatostatin analogue, pasireotide, for the treatment of patients with Cushing’s disease (a subset of the patients with Cushing’s syndrome) who have failed or are not candidates for surgery. In the United States, Novartis completed its Phase 3 trial of pasireotide in Cushing’s disease and submitted an NDA to the FDA in June 2011, which it withdrew in October 2011 due to an issue related to chemistry, manufacturing and controls. Novartis has stated that it plans to resubmit the NDA following discussions with the FDA.

We are aware that Laboratoire HRA Pharma has received an Orphan Drug Designation in the United States and Europe for the use of mifepristone to treat a subtype of Cushing’s syndrome and has begun a clinical trial in Europe and the United States. If this product is approved for commercialization in the United States or the EU, our potential future revenue could be reduced. We are also aware that Exelgyn Laboratories, which operates as a subsidiary of Medi Challenge (Pty) Ltd., received Orphan Drug Designation for endogenous Cushing’s syndrome in Europe, but they have stated that they have not yet conducted any clinical trials.

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

We are required to make milestone payments and pay royalties to Stanford University on sales of products commercialized under any of the above patents. We are currently in compliance with our obligations under the agreement. If Stanford University were to terminate any of our exclusive licenses due to breach of the license on our part, we would not be able to commercialize mifepristone for the treatment of the psychotic features of psychotic depression, cocaine-induced psychosis or early dementia.

We also own issued U.S. patents for the use of GR-II antagonists in the treatment of mild cognitive impairment, for the treatment of weight gain following treatment with antipsychotic medication, for the prevention and treatment of stress disorders, for increasing the therapeutic response to ECT, for the treatment of delirium, for the treatment of catatonia, for the treatment of gastroesophageal reflux disease and for inhibiting cognitive deterioration in adults with Down’s Syndrome. The expiration dates of these patents and their foreign counterparts range from 2020 to 2028.

In addition, we have seven U.S. method of use applications covering certain GR-II antagonists, including the treatment of:

•	patients suffering from mental disorders by optimizing mifepristone levels in plasma serum;

•	neurological damage in premature infants;

•	muscular dystrophy;

•	migraine headaches;

•	psychosis associated with interferon-alpha therapy;

•	depression in patients taking Interleukin-2 (IL-2); and

•	amyotrophic lateral sclerosis (ALS).

The approximate expiration dates of the patents that could issue from these applications and their foreign counterparts range from 2023 to 2031.

We have composition of matter claims on three patent families of novel selective GR-II antagonists. Applications for all of the three families have been allowed in both the United States and Europe. The expiration dates of these U.S. and European patents range from 2025 to 2027. A fourth composition of matter patent application is pending.

We have also filed, where we deemed appropriate, foreign patent applications corresponding to our U.S. patents and applications.

However, we cannot assure you that any of our patent applications will result in the issuance of patents, that any issued patent will include claims of the breadth sought in these applications, or that competitors will not successfully challenge or circumvent our patents if they are issued.

Although three of our patents have claims directed to the composition of compounds, we do not have a patent with claims directed to the composition of mifepristone. Our rights under our issued patents related to mifepristone cover only the use of that compound in the treatment of specific diseases.

The composition of matter patent covering mifepristone has expired. The only previously FDA-approved use of mifepristone is to terminate pregnancy. The FDA has imposed significant restrictions on the use of mifepristone to terminate pregnancy. To protect our market for Korlym we plan to rely on (1) the exclusive marketing rights conferred as a benefit of Orphan Drug Designation in the United States and EU, (2) the restrictions imposed by the FDA on the use of mifepristone to terminate pregnancy, (3) the different patient populations, administering physicians and treatment settings between the use of mifepristone to terminate pregnancy and to treat Cushing’s syndrome and (4) our method of use patents described above.

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

In November 2003, McLean Hospital had alleged that it also had rights to the technology that led to the patent for the use of GR-II antagonists to treat the psychotic features of psychotic depression. McLean Hospital was a prior employer of one of our founders, Dr. Alan Schatzberg, and it alleged that the invention of the technology underlying this patent was conceived by Dr. Schatzberg and/or Dr. Anthony Rothschild while the two were employed by McLean Hospital. We contended that the invention was actually conceived by Dr. Schatzberg and Dr. Joseph Belanoff while they were employed by Stanford University and that the patent was appropriately assigned by them to Stanford University. In October 2004, we announced a resolution of this issue in which we retained our exclusive rights under the patent and which required us to make no additional payments under the license, regardless of the resolution of the impending inventorship dispute. In January 2005, the inventorship issue was resolved in favor of Stanford University.

As discussed earlier under “Competition,” in 2004 Akzo Nobel filed an observation to the grant of our exclusively licensed European patent application with claims directed to psychotic depression. In February 2006, the EPO allowed our patent application. We are not aware of any other disputes related to patent issues.

License Agreement

Under our exclusive license agreement with Stanford University to patents covering the use of mifepristone to treat the psychotic features of psychotic depression and for the treatment of early dementia, we are required to pay Stanford $50,000 annually as a nonrefundable royalty payment. This payment is creditable against future royalties. We are also obligated to pay Stanford a $50,000 milestone upon the filing of the NDA for mifepristone for the treatment of psychotic depression and a further $200,000 milestone payment upon FDA approval of mifepristone for that indication. The milestone payments are also creditable against future royalties. This license agreement expires upon expiration of the related patents or upon notification by us to Stanford. See “Intellectual Property.”

Government Regulation

Prescription pharmaceutical products are subject to extensive pre- and post-market regulation, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising, and promotion of the products under the Federal Food, Drug and Cosmetic Act. All of our product candidates will require regulatory approval by government agencies prior to commercialization. The process required by the FDA before a new drug may be marketed in the United States generally involves the following: completion of preclinical laboratory and animal testing; submission of an IND, which must become effective before clinical trials may begin; performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug or biologic’s intended use; and, in the case of a new drug, approval by the FDA of an NDA. The process of complying with these and other federal and state statutes and regulations in order to obtain the necessary approvals and subsequently complying with federal and state statutes and regulations involves significant time and expense.

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

Orphan Drug Designation.    We have received Orphan Drug designation for Korlym for the treatment of endogenous Cushing’s syndrome in both the United States and the EU. In the United States, Orphan Drug designation provides special status to a product to treat a rare disease or condition providing that the product meets certain criteria. Orphan designation qualifies the sponsor of the product for the tax credit and marketing incentives of the Orphan Drug Act, including seven years of exclusive marketing rights for the specific drug for the orphan indication. A marketing application for a prescription drug product that has been designated as a drug for a rare disease or condition is not subject to a prescription drug user fee unless the application includes an indication for other than a rare disease or condition.

Benefits of Orphan Drug Designation in the EU are similar to those in the U.S., but include ten years of marketing exclusivity in all 27 member states, free scientific advice during drug development, access to a centralized review process and a reduction or complete waiver of fees levied by the European Medicines Agency.

Approvals outside the United States.    Other than applying for and receiving Orphan Drug Designation for Korlym for Cushing’s syndrome in the EU, we have not started the regulatory approval process in any jurisdiction other than the United States and we are unable to estimate when, if ever, we will commence the regulatory approval process in any foreign jurisdiction. We or our partners will have to complete an approval process similar to the U.S. approval process in foreign target markets for our product candidates before we can commercialize our product candidates in those countries. The approval procedure and the time required for approval vary from country to country and can involve additional testing. Foreign approvals may not be granted on a timely basis, or at all. Regulatory approval of pricing is required in most countries other than the United States. The prices approved may be too low to generate an acceptable return to us.

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

We have been granted fast track status for mifepristone for the treatment of the psychotic features of psychotic depression. However, the fast track designation may be withdrawn by the FDA at any time. The fast track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures and does not increase the likelihood that mifepristone will receive regulatory approval.

Priority Review.    The FDA has indicated to us that it will grant us a priority review of our NDA of mifepristone for the treatment of the psychotic features of psychotic depression if no other medications have been approved for this indication at the time of our submission.

Employees

We are managed by a core group of experienced pharmaceutical executives with a track record of bringing new drugs to market. To facilitate advancement of development programs, we also enlist the expertise of associates and advisors with extensive pharmaceutical development experience.

As of December 31, 2011, we had 17 full-time employees, five part-time employees and 14 long-term contract staff. Four of our employees have M.D.s. We consider our employee relations to be good. None of our employees is covered by a collective bargaining agreement.

General

We were incorporated in the State of Delaware on May 13, 1998. Our registered trademarks include Corcept® and CORLUX®. A trademark is pending with respect to Korlym™. Other service marks, trademarks and trade names referred to in this document are the property of their respective owners.

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

An investment in our common stock involves significant risks. You should carefully consider the risks described below and the other information in this Form 10-K, including our financial statements and related notes, before you decide to invest in our common stock. If any of the following risks or uncertainties actually occurs, our business, results of operations or financial condition could be materially harmed, the trading price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are those that we currently believe might materially affect us; however, they may not be the only ones that we face. Additional risks and uncertainties of which we are unaware or currently deem immaterial may also become important factors that may harm our business. Except as required by law, we undertake no obligations to update any risk factors.

Risks Related to the Commercialization of Korlym

and Development of Mifepristone and Our Other Proprietary GR-II Antagonists

We depend heavily on the success of Korlym. If we are unable to commercialize Korlym, or experience significant delays in doing so, we may not generate revenues and our stock price will likely decline.

We anticipate that for the foreseeable future our ability to generate meaningful revenues and achieve profitability will be solely dependent on the successful commercialization of Korlym. Many factors could harm our efforts to commercialize Korlym, including:

•	an inability to generate meaningful revenue due to low product usage, inadequate reimbursement or other factors;

•	an inability to manufacture Korlym or the active ingredient in Korlym in commercial quantities and at an acceptable cost;

•	political concerns relating to other uses of mifepristone, or RU-486, that could limit the market acceptance of Korlym;

•	insufficient funding;

•	negative, inconclusive or otherwise unfavorable results from any post-approval studies we conduct;

•	previously unknown, serious side effects that may be identified;

•	rapid technological change making Korlym obsolete; and

•	competition from companies with greater financial, technical and marketing resources than ours.

Physicians may accept Korlym slowly or may never accept it, which would adversely affect our financial results.

Many factors may affect the market acceptance and commercial success of Korlym.

Even though the FDA has approved Korlym, physicians may not adopt it as a treatment for their eligible patients. Physicians will prescribe Korlym only if they determine, based on experience, clinical data, side effect profiles and other factors, that it is preferable to other products or treatments currently in use, even if those products are not approved for Cushing’s syndrome. Because Cushing’s syndrome is rare, most physicians are inexperienced in the care of patients with the illness and it may be difficult to persuade them to prescribe a new treatment, such as Korlym, even with clinical trial results that suggest that it may be a compelling alternative treatment for them to consider. Acceptance of Korlym among influential practitioners may be essential for market acceptance of Korlym.

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

•	the product labeling required by the FDA for Korlym;

•	the extent and success of our efforts to manufacture, commercialize, market, distribute and sell Korlym;

•	the timing of market entry of Korlym relative to competitive products; and

•	negative publicity concerning Korlym, RU-486, Mifeprex® or mifepristone.

The failure of Korlym to achieve market acceptance would prevent us from generating meaningful revenue.

If we are unable to obtain acceptable prices or adequate coverage and reimbursement for Korlym from third-party payors, we will be unable to generate significant revenues.

There is significant uncertainty related to the availability of third-party insurance coverage and reimbursement for newly approved medications. The commercial success of our medications in both domestic and international markets depends on whether third-party coverage and reimbursement is available for them. Government payors, including Medicare and Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medicines, and, as a result, they may not cover or provide adequate payment for our medications. Our near-term dependence on the commercial success of Korlym makes us particularly susceptible to any such cost containment or reduction efforts. Accordingly, even though Korlym has been approved for commercial sale, unless government and other third-party payors provide adequate and timely coverage and reimbursement, physicians may not prescribe it and patients may not purchase it. In addition, meaningful delays in insurance coverage for individual patients may increase our costs and reduce our revenues. Further, we may need to obtain approvals from hospital formularies before Korlym can be reimbursed for in-patient treatment. If we fail to obtain such approvals, this will reduce the level of revenues that we are able to attain.

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

Since its passage, a number of state governors have strenuously opposed certain of the PPACA’s provisions, and initiated lawsuits challenging its constitutionality. These challenges are pending final adjudication in several jurisdictions, including the United States Supreme Court. Congress has also proposed a number of legislative initiatives, including possible repeal of the PPACA. At this time, it remains unclear whether there will be any changes made to the PPACA, whether to certain provisions or its entirety.

In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. Most recently, on August 2, 2011, the Budget Control Act of 2011 among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013.

The PPACA and regulations and policies implementing this legislation, as well as other healthcare reform measures that may be adopted in the future, may have a material adverse effect on our industry generally and on our ability to successfully develop and commercialize our products.

The Orphan Drug Designation for Korlym may not provide protection from competition and other benefits as anticipated.

In July 2007, we received Orphan Drug Designation from the FDA for Korlym for the treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. Drugs that receive Orphan Drug Designation obtain seven years of marketing exclusivity for the approved indication from the date of drug approval, as well as tax credits for clinical trial costs, marketing application filing fee waivers and assistance from the FDA in the drug development process.

In October 2011, the European Commission granted to us Orphan Designation for Korlym for the treatment of endogenous Cushing’s syndrome (hypercortisolism) in the EU. Benefits of Orphan Drug Designation in the EU are similar to those in the U.S., but include ten years of marketing exclusivity for the approved indication in all 27 member states, free scientific advice during drug development, access to a centralized review process and a reduction or complete waiver of fees levied by the European Medicines Agency.

Although we have received Orphan Drug Designation in both the United States and the EU, we cannot be assured that we will recognize the potential benefits of these designations. Even after an orphan drug is approved for its orphan indication, the FDA can subsequently approve a different drug for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. In addition, the FDA may, during the seven year orphan drug exclusivity period, approve the same drug for a different indication.

We are also aware that Laboratoire HRA Pharma has received an Orphan Drug Designation in the United States and Europe for the use of mifepristone to treat a subtype of Cushing’s syndrome and has begun a Phase 2 clinical trial in Europe and the United States for this indication. We are also aware that Exelgyn Laboratories, which operates as a subsidiary of Medi Challenge (Pty) Ltd., received Orphan Drug Designation for Cushing’s syndrome in Europe, but they have stated that they have not yet conducted any clinical trials.

If another drug with mifepristone as its active ingredient is approved in the EU for Cushing’s Syndrome before Korlym, we will not garner the ten years of marketing exclusivity from the date of drug approval in the EU and other benefits that we anticipate. Any delay in our commercialization of Korlym may have a negative impact on the revenue that we might be able to realize from the exclusivity provided during the applicable periods.

We may face competition from other companies that attempt to develop mifepristone or other compounds for the treatment of Cushing’s syndrome, which could limit our future revenues from the commercialization of Korlym and which could have a negative impact on future revenues from the commercialization of Korlym for any indication.

We may experience competition from Novartis, which has received a recommendation for approval in the EU to market its somatostatin analogue, pasireotide, for the treatment of patients with Cushing’s disease (a subset of the patients with Cushing’s syndrome) who have failed or are not candidates for surgery. In the United States, Novartis completed its Phase 3 trial of pasireotide in Cushing’s disease and submitted an NDA to the FDA in June 2011. It withdrew this NDA in October 2011 due to an unspecified issue related to its chemistry, manufacturing and controls, but has stated that it plans to resubmit its NDA.

As discussed above in the risk related to Orphan Drug Designation, we are also aware that Laboratoire HRA Pharma has begun a Phase II clinical trial in Europe and the United States evaluating the use of mifepristone to treat a subtype of Cushing’s syndrome.

If another product for treatment of Cushing’s syndrome or Cushing’s disease is approved for commercialization, our potential future revenue could be reduced.

We will need to develop medical education, sales and marketing capabilities to successfully commercialize Korlym and our other proprietary, selective GR-II antagonists.

A limited number of our employees have experience in marketing or selling pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing force or enter into arrangements with others to market and sell our current and future products. We are seeking to hire experienced medical science liaisons and other personnel to commercialize Korlym in the United States. However, our medical education, sales and marketing efforts may not be successful or cost-effective. If our efforts to develop a commercial organization are not successful, cost-effective and timely, we may not achieve profitability.

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

To that end, we must be able to:

•	integrate additional management, clinical development, administrative and sales and marketing personnel;

•	expand the size and composition of our management team;

•	develop our administrative, accounting and management information systems and controls;

•	hire and train additional qualified personnel;

•	manage our clinical trials effectively; and

•	manage our research and development efforts effectively.

We may not be able to accomplish these tasks, and our failure to accomplish any of them could harm our business.

Public perception of the active ingredient in Korlym, mifepristone or RU-486, may limit our ability to market and sell Korlym.

The active ingredient in Korlym, mifepristone (RU-486), is used to terminate pregnancy. As a result, mifepristone has been and continues to be the subject of considerable ethical and political debate in the United States and elsewhere. Public perception of mifepristone may limit our ability to engage alternative manufacturers and may limit the commercial acceptance of Korlym by patients and physicians. Even though we have taken measures to minimize the likelihood of the prescribing of Korlym to a pregnant woman, physicians may choose not to prescribe Korlym to a woman simply to avoid any risk of unintentionally terminating a pregnancy. We have taken measures to control the distribution of Korlym to reduce the potential for diversion and this controlled distribution may negatively impact sales of Korlym.

We have no manufacturing capabilities and we currently depend on third parties to manufacture the active ingredient and the tablets for Korlym, both of which are single source suppliers. If these suppliers are unable or unwilling to continue manufacturing Korlym and we are unable to contract quickly with alternative sources, our business will be harmed.

We currently have no experience in, and we do not own facilities for, nor do we plan to develop facilities for, manufacturing any products. We have an agreement with one approved manufacturer of the active pharmaceutical ingredient (API) in Korlym. This agreement is due to expire in November 2012 and we have initiated discussions about extension of the agreement. We have a memorandum of understanding with a second API manufacturer. However, there are no activities currently being conducted at this site to develop or qualify the manufacturing processes or facilities and we did not request approval of material produced by this second manufacturer when we submitted our NDA for Korlym.

We have an agreement with the tablet manufacturer that we included in our NDA submission. This tablet manufacturer is a single-source supplier to us. Although we have negotiated a contract with a potential back-up tablet manufacturer, we have no assurance that we will be able to qualify this vendor as an alternate supplier. If our single-source supplier were to cease manufacturing tablets for us, fail to manufacture tablets on a timely basis, or fail to maintain manufacturing capabilities that meet FDA standards, we might be required to qualify an alternate supplier and we would likely experience a lengthy delay in our manufacturing processes. We cannot assure you that our single-source supplier will be able or willing to meet our future demands.

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

If we or others identify previously unknown, serious side effects of mifepristone, we may be required to perform lengthy additional clinical trials, change the labeling of Korlym or withdraw it from the market, any of which would hinder or preclude our ability to generate revenues.

If we or others identify previously unknown, serious side effects of mifepristone:

•	regulatory authorities may withdraw their approvals;

•	we may be required to conduct additional clinical trials, make changes in labeling, implement changes to or obtain re-approvals of our manufacturing facilities;

•	we may experience a significant drop in the sales of Korlym;

•	our reputation in the marketplace may suffer; and

•	we may become the target of lawsuits, including class action lawsuits.

Any of these events could harm or prevent sales of the affected products or could increase the costs and expenses of commercializing and marketing Korlym.

We may have substantial exposure to product liability claims and may not have adequate insurance to cover those claims.

We may be subject to product liability or other claims based on allegations that the use of our products has resulted in adverse effects or that our product candidates are not effective, whether by participants in our clinical trials for Korlym or other product candidates, or by patients using Korlym. A product liability claim may damage our reputation by raising questions about Korlym or any of our product candidates’ safety or efficacy and could limit our ability to sell a product by preventing or interfering with product commercialization. In some cases, less common adverse effects of a pharmaceutical product are not known until long after the FDA approves the product for marketing. The active ingredient in Korlym is used to terminate pregnancy. Therefore, clinicians using the medicine in our clinical trials and physicians prescribing the medicine to women with childbearing potential must take necessary and strict precautions to insure that the medicine is not administered to pregnant women. The failure to observe these precautions could result in significant product claims.

We have only limited product liability insurance coverage, with limits that we believe to be customary for a company beginning to commercialize its first pharmaceutical product. We intend to expand our product liability insurance coverage to any product candidates for which we obtain marketing approval. However, this insurance may be prohibitively expensive or may not fully cover our potential liabilities. Our inability to obtain adequate insurance coverage at an acceptable cost could prevent or inhibit the commercialization of Korlym or any of our product candidates. Defending a lawsuit could be costly and significantly divert management’s attention from conducting our business. If a third party successfully sues us for any injury caused by our product candidates, our liability could exceed our total assets.

If we are unable to maintain regulatory approval of Korlym, we will be unable to generate revenue and our business will be harmed.

The research, testing, manufacturing, selling and marketing of products and product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, in which regulations differ from country to country. Failure to comply with the FDA and other applicable foreign and U.S. regulatory requirements may subject us to administrative or judicially imposed sanctions. These include warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending NDAs, or supplements to approved NDAs.

As is customary, the FDA’s approval of Korlym was subject to limitations on the indicated uses for which the medicine may be marketed and requirements for post-marketing follow-up studies and information reporting. The FDA’s approval of Korlym requires that we conduct a study of the interactions between Korlym and ketoconazole, an anti-fungal agent sometimes used to treat patients with Cushing’s syndrome. It also requires us to conduct a drug utilization study to better characterize the reporting rates of adverse events associated with the long-term use of Korlym. The subsequent discovery of previously unknown problems with the medicine, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the medicine, and even result in withdrawal of Korlym from the market.

If we are unable to obtain regulatory approval for future product candidates, including mifepristone for the treatment of the psychotic features of psychotic depression, we will be limited in our ability to commercialize such product candidates and our business will be harmed.

Obtaining regulatory approval of a new drug is an uncertain, lengthy and expensive process, and success is never guaranteed. Despite the time, resources and effort expended, failure can occur at any stage. The FDA has substantial discretion in the approval process for human medicines. The FDA can deny, delay or limit approval of a product candidate for many reasons including, but not limited to:

•	the FDA may not find that the candidate is safe;

•	the FDA may not find data from the clinical or preclinical testing to be sufficient; or

•	the FDA may not approve our or our third party manufacturers’ processes or facilities.

Future governmental action or changes in FDA policy or personnel may also result in delays or rejection of an NDA in the United States. In addition, because the only other currently FDA-approved use of mifepristone is the termination of pregnancy, we expect that the label for mifepristone for any indication, will include, as Korlym’s does, some limitations, including a so-called “black-box” warning that it should not be used by pregnant women or women seeking to become pregnant.

If we receive regulatory approval for our future product candidates, including mifepristone for the treatment of psychotic depression, we will be subject to ongoing FDA obligations and continued regulatory oversight and review, such as continued safety reporting requirements; and we may also be subject to additional FDA post-marketing obligations. If we are not able to maintain regulatory compliance, we may not be permitted to market our product candidates and/or may be subject to product recalls or seizures.

Any regulatory approvals that we receive for our future product candidates may also be subject to limitations on the indicated uses for which the medicine may be marketed or contain requirements for potentially costly post-marketing follow-up studies. In addition, if the FDA approves any of our product candidates, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping for the medicine will be subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with the medicine, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the medicine, and could include withdrawal of the medicine from the market.

If we market products in a manner that violates FDA regulations or health care fraud and abuse laws, we may be subject to civil or criminal penalties.

In the United States, we are subject to FDA regulations governing the promotion of health care products. Although physicians are permitted, based on their medical judgment, to prescribe products for indications other than those cleared or approved by the FDA, manufacturers are prohibited from promoting their products for such “off-label” uses. In the United States, we will market Korlym for treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery and provide promotional materials and training programs to physicians regarding the use of Korlym for this indication. Although we believe our marketing materials and training programs for physicians do not constitute “off-label” promotion of Korlym, the FDA may disagree. If the FDA determines that our promotional materials, training or other activities by our employees constitute “off-label” promotion of Korlym, it could request that we modify our training or promotional materials or other activities or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal or state enforcement authorities might take action if they believe that the alleged improper promotion led to the submission and payment of claims for an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Even if it is later determined that we are not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our position and have to divert significant management resources from other matters.

In addition, health care fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

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

•

federal false claims laws, which prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Pharmaceutical companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in promotion for uses that the FDA has not approved, or “off-label” uses, that caused claims to be submitted to Medicaid for non-covered off-label uses; and submitting inflated best price information to the Medicaid Rebate Program.

•

the federal Health Insurance Portability and Accountability Act of 1996, (HIPAA), which created federal criminal laws that prohibit executing a scheme to defraud any health care benefit program or making false statements relating to health care matters;

•

federal “sunshine” laws that require transparency regarding financial arrangements with health care providers, such as the reporting and disclosure requirements imposed by the PPACA on drug manufacturers regarding any “transfer of value” made or distributed to prescribers and other health care providers; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

Some states, such as California, Massachusetts and Vermont, mandate implementation of commercial compliance programs to ensure compliance with these laws.

The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Moreover, recent health care reform legislation has strengthened these laws. For example, the recently enacted PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes; a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. If our operations are found to be in violation of any of the laws described above or the FDA or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

If we decide, or if the FDA or other regulatory agencies require us, to pursue additional clinical trials or other studies, there may be a delay in the development of our compounds, which may have a negative impact on our business.

We may decide, or the FDA or other regulatory authorities may require us, to pursue additional clinical, preclinical or manufacturing studies for mifepristone for the treatment of the psychotic features of psychotic depression. Additional trials or studies will require additional funding, the availability of which is not assured. Also, it is possible that additional trials or studies that we decide are necessary or desirable will delay or prevent the completion of the development of mifepristone for treating the psychotic features of psychotic depression.

Many other factors could delay or result in termination of our clinical trials, including, but not limited to:

•	slow patient enrollment;

•	availability of funding;

•	negative or inconclusive results;

•	patient noncompliance with the protocol;

•	adverse medical events or side effects among patients during the clinical trials;

•	negative or problematic FDA inspections of our clinical operations or our manufacturing operations; and
•	real or perceived lack of effectiveness or safety of mifepristone.

Even after we conduct all of the clinical trials and supportive studies that we consider appropriate for an optimal NDA, we may not receive regulatory approval to market mifepristone for psychotic depression.

Our clinical trials may not demonstrate that mifepristone is safe and effective for the treatment of the psychotic features of psychotic depression. If our clinical program for mifepristone for the treatment of the psychotic features of psychotic depression or for any other indications does not demonstrate safety and efficacy, our business will be harmed.

To gain regulatory approval from the FDA to market mifepristone for the psychotic features of psychotic depression, our on-going Phase 3 clinical trial must demonstrate the safety and efficacy of mifepristone for that indication. Clinical development is a long, expensive and uncertain process and is subject to delays, and data obtained from clinical trials and supportive studies are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The ongoing Phase 3 clinical trial of mifepristone for the treatment of the psychotic features of psychotic depression may not demonstrate efficacy or safety results sufficient for approval, and we may need to conduct other studies in support of a potential NDA in that indication.

Our use of MedAvante to provide centralized psychiatric rating services in Study 14, our ongoing clinical trial evaluating mifepristone for the psychotic features of psychotic depression, may not result in any improvement in the accuracy and consistency of the psychiatric assessments and may continue to slow the pace of enrollment in Study 14.

In connection with our ongoing Phase 3 trial evaluating mifepristone for the psychotic features of psychotic depression, Study 14, we engaged MedAvante to provide centralized psychiatric rating services. MedAvante is providing centralized psychometric assessments via high resolution video-conferencing. The use of MedAvante’s centralized rating services is intended to increase the accuracy and consistency of the psychiatric assessments.

MedAvante has provided similar centralized rating services to companies conducting clinical studies in various psychiatric disorders. However, they have not previously provided centralized rating services to any study in patients with psychotic depression. Although we and MedAvante conducted a small pilot evaluation in patients with psychotic depression to assess patient receptivity, we cannot be certain that centralized rating will be successful with the patients enrolled in our study.

If patients are uncomfortable or unwilling to participate in the centralized rating process or if MedAvante is unable to provide services in a satisfactory manner over the course of the trial, we may not see any improvement in the accuracy or reliability of the psychiatric assessments. Such a result might diminish the likelihood of a successful trial or a definitive demonstration of the efficacy of mifepristone in treating the psychotic features of psychotic depression.

During screening for Study 14, we have seen a higher than anticipated incidence of potential patients who do not meet appropriate criteria for entrance into the trial for diagnostic and other clinical reasons. Although we believe that this is the result of improved accuracy in the screening process resulting from the use of the MedAvante centralized rating services as an additional step in the selection of patients appropriate for inclusion in the study, MedAvante’s diagnostic screening has resulted in slower patient enrollment but may not actually improve trial performance. In addition, in mid-2009, in order to lower expenses and to conserve financial resources, we scaled back our planned rate of spending on this trial and extended the timeline for its completion. We are currently using a reduced total of eight clinical sites in order to conserve capital. This strategy may result in increased total study costs over the longer term.

We depend on clinical investigators and clinical sites to enroll patients in our clinical trials and other third parties to manage the trials and to perform related data collection and analysis and, as a result, we may face costs and delays outside of our control.

We rely on clinical investigators and clinical sites to enroll patients and other third parties to manage our trials and to perform related data collection and analysis. However, we may not be able to control the timing of identification and selection of appropriate sites for our planned trials and the amount and timing of resources that the clinical sites that conduct the clinical testing may devote to our clinical trials. If our clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials or fail to enroll them on our planned schedules, we will be unable to complete our trials or to complete them as planned, which could delay or prevent us from completing the clinical development of mifepristone for the psychotic features of psychotic depression or other development programs.

We have an agreement with a clinical research organization (CRO) that is conducting our ongoing Phase 3 trial evaluating mifepristone for the treatment of the psychotic features of psychotic depression (Study 14) to supervise and monitor clinical site performance and to perform investigator supervision, data collection and analysis for this trial. We may not be able to maintain relationships with this or other CROs or with the clinical investigators and the clinical sites through the completion of all trial activities without delays in anticipated timing of trial activities or excessive expenditures. Our agreements place substantial responsibilities on these parties, which could result in excessive expenditures for our clinical trials if these parties fail to perform as expected. For example, if any of our clinical trial sites fail to comply with FDA-approved good clinical practices, we may be unable to use the data gathered at those sites. If these CROs, clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, we may be unable to obtain regulatory approval for, or successfully commercialize, mifepristone for the psychotic features of psychotic depression.

The conduct of any future clinical trials will likely also be conducted through the use of CROs and clinical research sites. The conduct, timing and cost of these trials will be subject to the same kinds of risks as discussed above.

Failure to obtain regulatory approval in foreign jurisdictions will prevent us from commercializing Korlym and our other product candidates abroad.

We may seek to commercialize our products and product candidates in international markets with the help of one or more partners or on our own. Outside the United States, we can commercialize a product only if we receive a marketing authorization and, in many cases, pricing approval, from the appropriate regulatory authorities, whose approval processes includes all of the risks associated with the FDA approval process, and, in some cases, additional risks. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Other than seeking and receiving Orphan Drug Designation in the EU, we have not taken any actions to obtain foreign approvals. We may not develop our product candidates in the clinic in order to obtain foreign regulatory approvals on a timely basis, if at all.

Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our product candidates in any foreign market.

The “fast track” designation for the development program of mifepristone for the treatment of the psychotic features of psychotic depression may not lead to a faster development or regulatory review or approval process.

If a human medicine is intended for the treatment of a serious or life-threatening condition and the medicine demonstrates the potential to address unmet medical needs for this condition, the sponsor of an IND may apply for FDA “fast track” designation for a particular indication. Marketing applications submitted by sponsors of product candidates in fast track development may qualify for expedited FDA review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification. Although we have obtained a fast track designation from the FDA for mifepristone for the treatment of the psychotic features of psychotic depression, we may not experience a faster development process, review or approval compared to applications considered for approval under conventional FDA procedures. In addition, the FDA may withdraw our fast track designation at any time. If we lose our fast track designation, the approval process may be delayed. In addition, our fast track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures and does not increase the likelihood that mifepristone will receive regulatory approval for the treatment of the psychotic features of psychotic depression.

We face competition from companies with substantial financial, technical and marketing resources, which could limit our future revenues from the commercialization of mifepristone for the treatment of the psychotic features of psychotic depression or for other indications.

If approved for commercial use as a treatment for the psychotic features of psychotic depression, mifepristone will compete with established treatments, including ECT and combination medicinal therapy.

Combination medicinal therapy consists of the use of antipsychotic and antidepressant medicines not currently approved for the treatment of psychotic depression. The antipsychotics are prescribed by physicians for off-label use to treat the psychotic features of psychotic depression, which is the clinical target of mifepristone. Antipsychotics include Abilify® (Bristol-Myers Squibb), Clozaril® (Novartis), Geodon® and Navane® (Pfizer), Haldol® (Ortho-McNeil) , Mellaril® (Mylan), Risperdal® (Janssen Pharmaceuticals), Seroquel® (AstraZeneca), Stelazine® and Thorazine® (GlaxoSmithKline) and Zyprexa® (Eli Lilly). Mifepristone may not compete effectively with these established treatments. We are aware of one clinical trial conducted by Organon, for a new chemical entity for the treatment of psychotic depression. Organon was the pharmaceutical division of Akzo Nobel, which was purchased by Schering Plough which was then subsequently acquired by Merck & Co. Organon’s new chemical entity is a GR-II antagonist; we believe that its commercial use would be covered by our patent. As of the time of filing of this report, we are not aware of any other public disclosures by any company, regarding the development of new product candidates to treat psychotic depression.

Our present and potential competitors include major pharmaceutical companies, as well as specialized pharmaceutical firms, universities and public and private research institutions. Moreover, we expect competition to intensify as technical advances are made. These competitors, either alone or with collaborative parties, may succeed with the development and commercialization of medicinal products that are superior to and more cost-effective than mifepristone. Many of our competitors and related private and public research and academic institutions have greater experience, more financial resources and larger research and development staffs than we do. In addition, many of these competitors, either alone or together with their collaborative partners, have significantly greater experience than we do in developing human medicines, obtaining regulatory approvals, manufacturing and commercializing products.

Accordingly, mifepristone may not be an effective competitor against established treatments and our present or potential competitors may succeed in developing medicinal products that are superior to mifepristone or render mifepristone obsolete or non-competitive. If we are unable to establish mifepristone as a superior and cost-effective treatment for the psychotic features of psychotic depression, or any future use, we may be unable to generate the revenues necessary to support our business.

Our efforts to discover, develop and commercialize new product candidates beyond mifepristone are at a very early stage. If we fail to identify and develop additional uses for GR-II antagonists, we may be unable to market additional products.

To develop additional potential sources of revenue, we believe that we must identify and develop additional product candidates. We own or have exclusively licensed issued U.S. patents covering the use of GR-II antagonists to treat psychotic depression, mild cognitive impairment, weight gain due to treatment with antipsychotic medication, stress disorders, early dementia, delirium, gastroesophageal reflux disease, Down’s Syndrome, catatonia and psychosis associated with cocaine addiction, and to increase the therapeutic response to electroconvulsive therapy (ECT). In addition, we have seven U.S. method-of-use patent applications covering GR-II antagonists for the treatment of a number of other metabolic and psychiatric disorders, three U.S.

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

We only have significant clinical experience with mifepristone and we may determine that mifepristone is not desirable for uses other than for the treatment of the psychotic features of psychotic depression and hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. For example, we do not intend to develop mifepristone for mitigation of the weight gain associated with the use of Zyprexa, Risperdal or other atypical antipsychotics, even though we have reported positive results in the proof of concept studies described in Part I, Item 1, Business—Overview—Mifepristone Proof-of-Concept Studies for Other Metabolic Disorders. We are pursuing other GR-II antagonists for this use. The compounds developed pursuant to our early clinical, preclinical and discovery research programs, including CORT 108297, may fail to become viable product candidates in spite of the resources we may dedicate to the program. Even if product candidates are identified, we may abandon further development efforts before we reach clinical trials or after expending significant expense and time conducting clinical trials due to financial constraints, concerns over the safety or efficacy of the product candidates, manufacturing difficulties or other reasons. Moreover, governmental authorities may enact new legislation or regulations that could limit or restrict our development efforts. If we are unable to successfully discover and commercialize new uses for GR-II antagonists, we may be unable to generate sufficient revenue to support our operations.

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

The occurrence of a catastrophic disaster or other similar events could cause damage to our own or our manufacturers’ facilities and equipment, which could require us to cease or curtail operations.

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

Risks Related to Our Capital Needs and Financial Results

We will need additional capital in order to complete the development and commercialization of mifepristone and our other proprietary, selective GR-II antagonists. Additional capital may not be available to us at all or on favorable terms, which could adversely affect our business.

We may have to perform more clinical trials, in addition to our on-going Phase 3 trial, prior to submitting an NDA for mifepristone for the treatment of the psychotic features of psychotic depression. If so, we may need to raise additional funds to complete the development of mifepristone for that indication. In addition, we may need to raise additional funds for the commercialization of Korlym, should the medicine’s commercialization require more funds than we currently plan, and to continue and expand the development of our proprietary, selective GR-II antagonists in various indications.

We anticipate that our existing capital resources will be sufficient to fund our operations through the end of 2012. However, our expectations are based on our ability to commercialize Korlym successfully, as well as our currently planned clinical development and research programs for mifepristone and for certain of our proprietary, selective GR-II antagonists, which may change as a result of many factors, including:

•	the amount and timing of revenues from the commercialization of Korlym;

•	the pace at which physicians adopt Korlym as a treatment;

•	the willingness of insurance companies, the government and other third-party payors to provide coverage for Korlym at reasonable rates;

•	changes in the reimbursement policies of third-party insurance companies or government agencies;

•	the costs, timing of site selection and enrollment of our clinical trials;

•	the results of our research efforts and clinical trials;

•	the need to perform additional clinical trials and other supportive studies;

•	the need to establish second sources for the manufacture of Korlym API and tablets;

•

the timing of the submission of an NDA to the FDA, the acceptance of the filing and approval of an NDA by the FDA to market mifepristone for the treatment of the psychotic features of psychotic depression;

•	the timing of commercialization of mifepristone for the treatment of psychotic depression.

•	developments or disputes concerning patents or proprietary rights, including announcements of claims of infringement, interference or litigation against us or our licensors;

•	actual or anticipated fluctuations in our operating results;

•	changes in our growth rates; and

•	changes in our research development plans for our proprietary, selective GR-II antagonists.

Consequently, we may need additional funding sooner than anticipated. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

We cannot be certain that additional funding will be available on acceptable terms or at all. Even though we have raised funds a number of times in the past, market and economic conditions may make it difficult for us to raise any or sufficient additional capital. The sales of common stock and warrants and the exercises of warrants have been dilutive to stockholders and any exercise of outstanding warrants and additional equity financing will cause further dilution to stockholders. Debt financing, if available, may involve restrictive covenants. If we obtain funds through collaborations with others, these arrangements may be on unfavorable terms or may require us to relinquish certain rights to Korlym, our technologies or product candidates, which we would otherwise seek to develop on our own. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or we may be required to discontinue operations.

We have incurred losses since inception and anticipate that we will incur continued losses for at least the next few years.

We are a development stage company with no current source of product revenue. We have a limited history of operations and have focused primarily on clinical trials. We are beginning to commercialize Korlym and, if the outcome of our clinical trials supports it, we plan to seek FDA regulatory clearance to market mifepristone for the treatment of the psychotic features of psychotic depression. Historically, we have funded our operations primarily from the sale of our equity securities. We have incurred losses in each year since our inception in 1998. As of December 31, 2011, we had an accumulated deficit of $208.6 million. We do not know when or if we will generate product revenue. Subject to our ability to raise additional funds, we expect our research and development expenses to increase in connection with the clinical trials and other development activities for mifepristone for the psychotic features of psychotic depression and for other product candidates. We expect to incur significant expenses related to commercializing Korlym. As a result, we expect that our losses will increase at least until Korlym is commercially available to patients and generating material amounts of revenue. We are unable to predict the extent of any future losses or whether or when we will become profitable.

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

We are entitled, in certain circumstances, to deliver a blackout notice to Kingsbridge to suspend the use of the resale registration statement and prohibit Kingsbridge from selling shares thereunder. If we deliver a blackout notice in the 15 trading days following the settlement of a draw down, or if the resale registration statement is not effective in circumstances not permitted by our agreement with Kingsbridge, then we may be required to make a payment to Kingsbridge or to issue Kingsbridge additional shares in lieu of the payment. If the trading price of our common stock declines during a suspension of the resale registration statement, the blackout or other payment could be significant.

Any shares that we may issue to Kingsbridge under the CEFF will have a dilutive effect on the holdings of our current stockholders, and may result in downward pressure on the price of our common stock. For each draw down under the CEFF, we will issue shares to Kingsbridge at a discount of up to 10% from the volume weighted average price of our common stock during the eight-day trading period following the issuance of the draw down notice. If we draw down amounts under the CEFF when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing and may further decrease our share price.

We may not be able to pursue all of our product research and development opportunities if we are unable to secure adequate funding for these programs.

The costs required to start or continue many of the programs that our intellectual property allow us to consider for further development are collectively greater than the funds currently available to us. For example, we have successfully discovered three series of compounds that are selective GR-II antagonists but, unlike mifepristone, do not appear to block the progesterone receptor. Further development of these proprietary compounds or any further development stemming from our method-of-use patents may be delayed or cancelled if we determine that such development may jeopardize our ability to complete the commercialization of Korlym or to complete the clinical development of mifepristone for the treatment of psychotic depression.

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

Risks Relating to Our Intellectual Property

If Korlym or future product candidates conflict with the patents of others or if we become involved in other intellectual property disputes, we may have to engage in costly litigation or obtain a license and we may be unable to commercialize our product candidates.

Our success depends in part on our ability to obtain and maintain adequate patent protection for the use of mifepristone for the treatment of the psychotic features of psychotic depression and other potential uses of GR-II antagonists. If we do not adequately protect our intellectual property, competitors may be able to use our intellectual property and erode our competitive advantage.

To date, we own nine issued U.S. method of use patents and have exclusively licensed three issued U.S. method of use patents. We have seven U.S. method of use patent applications pending for GR-II antagonists. We own three composition of matter patents and have one composition of matter patent application pending. We have applied, and will continue to apply, for patents covering our product candidates as we deem appropriate. We have also filed, where we deemed appropriate, foreign patent applications corresponding to our U.S. patents and applications.

We have exclusively licensed three issued U.S. patents from Stanford University for the use of GR-II antagonists in the treatment of psychotic major depression, which is commonly referred to as psychotic depression, cocaine-induced psychosis and early dementia, including early Alzheimer’s disease. We bear the costs of protecting and defending the rights to these patents. In order to maintain the exclusive license to these patents until their expiration, we are obligated to make milestone and royalty payments to Stanford University. We are currently in compliance with our obligations under this agreement. If we become noncompliant, we may lose the right to commercialize mifepristone for the treatment of psychotic depression, cocaine-induced psychosis and early dementia and our business would be materially harmed. In addition, if Stanford University were to terminate our mifepristone license due to breach of the license on our part, we would not be able to commercialize mifepristone for the treatment of the psychotic features of psychotic depression, cocaine-induced psychosis or early dementia.

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

Our licensed patent covering the use of mifepristone to treat psychotic depression is a method of use patent rather than a composition of matter patent, which may make it more difficult for us to prove patent infringement if physicians prescribe another manufacturer’s mifepristone for the treatment of Cushing’s syndrome or psychotic depression or if patients acquire mifepristone from other sources, such as the internet or black market.

We have an exclusive license from Stanford University to a patent covering the use of GR-II antagonists, including mifepristone, for the treatment of psychotic depression. A method of use patent covers only a specified use of a particular compound, not a particular composition of matter. Because none of our issued patents covers the composition of mifepristone, we cannot prevent others from commercializing mifepristone in indications not covered by our method of use patents. If others receive approval to manufacture and market mifepristone or any other GR-II antagonist, physicians could prescribe mifepristone or any other GR-II antagonist for patients with psychotic depression instead of mifepristone. Although any such “off-label” use would violate our licensed patent, effectively monitoring compliance with our licensed patent may be difficult and costly. In addition, if others develop a treatment for the psychotic features of psychotic depression that works through a mechanism which does not involve the GR-II receptor, physicians could prescribe that treatment instead of mifepristone.

In addition, we cannot be assured that patients will not obtain mifepristone from other sources. As with other pharmaceutical products, patients may be able to purchase mifepristone through the internet or black market. Mifepristone is also sold in the United States by Danco Laboratories for the termination of early pregnancy. While distribution is limited to a single dose provided in the physician’s office and covered by other restrictions, we cannot be certain that Cushing’s syndrome patients will not be able to obtain mifepristone from this source or others, should another company receive approval to market mifepristone for another indication.

Risks Related to Our Stock

The market price of our common stock has been and is likely to continue to be highly volatile due to the limited number of shares of our common stock held by non-affiliates or factors influencing the stock market and opportunities for sale at any given time may be limited.

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended March 2, 2012, our average daily trading volume has been approximately 323,000 shares and the intra-day sales prices per share of our common stock on the NASDAQ Capital Market has ranged from $2.50 to $5.07. As of March 2, 2012, our officers, directors and principal stockholders control approximately 40% of our common stock. The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	the pace of market acceptance of Korlym or the timing and level of reimbursement attained;

•	our cash and short-term investment position;

•	actual or anticipated timing and results of our clinical trials;

•	actual or anticipated regulatory approvals of our product candidates or of competing products;

•	changes in laws or regulations applicable to our product candidates or our competitors’ products;

•	changes in the expected or actual timing of our development programs or our competitors’ potential development programs;

•	actual or anticipated variations in quarterly operating results, including potential product returns and timing of revenue recognition;

•	announcements of technological innovations by us, our collaborators or our competitors;

•	new products or services introduced or announced by us or our competitors;

•	general market and economic conditions, including those seen as a result of the recent worldwide financial credit crisis;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the biotechnology and pharmaceutical industries;

•	changes in the market valuations of similar companies;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	developments concerning collaborations;

•	trading volume of our common stock;

•	limited number of shares of our common stock held by our non-affiliates;

•	maintaining compliance with the listing requirements of the stock exchange on which we are listed;

•	announcement of, or expectation of, additional financing efforts; and

•	purchases or sales of our common stock by us, our officers, directors or our stockholders.

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

See the discussion above under “Risks Related to our Capital Needs and Financial Results” regarding risks associated with the CEFF, including the risks regarding registration rights under that agreement.

If we are required to pay significant amounts under these or future registration rights agreements, it could have a material adverse effect on our financial condition and ability to finance our operations.

Our officers, directors and principal stockholders, acting as a group, will be able to significantly influence corporate actions.

As of March 2, 2012, our officers, directors and principal stockholders control approximately 40% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

Changes in laws and regulations may result in increased costs to us, which may harm our financial results.

New laws and regulations, as well as changes to existing laws and regulations, affecting public companies, including the provisions of the PPACA requiring the reporting of aggregate spending related to health care professionals, the provisions of Sarbanes-Oxley Act of 2002 and rules adopted by the SEC and by The Nasdaq Capital Market have and will likely continue to result in increased costs to us as we respond to their requirements. We are investing resources to comply with evolving laws and regulations, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities.

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

We lease approximately 10,600 square feet of office space in Menlo Park, California for our corporate facilities. In November 2011, we renewed our lease for office space for a one-year term commencing on January 1, 2012, with an option to extend for one additional year. We expect that these facilities will accommodate our operations for the next year.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
2011
First Quarter	$4.51	$3.43
Second Quarter	$5.07	$3.67
Third Quarter	$4.02	$2.51
Fourth Quarter	$3.58	$2.70

	High	Low
2010
First Quarter	$3.22	$2.50
Second Quarter	$3.93	$2.56
Third Quarter	$4.33	$2.76
Fourth Quarter	$4.70	$3.34

Stockholders of Record and Dividends

As of March 2, 2012, we had 84,354,325 shares of common stock outstanding held by 125 stockholders of record. We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the growth and development of our business and therefore, do not anticipate paying any cash dividends in the foreseeable future.

Sale of Unregistered Securities

All sales of unregistered securities during the year ended December 31, 2011 have previously been disclosed in filings with the SEC. We have used, or will use, the net proceeds from these transactions to fund our research and development activities including clinical trials, commercialization and administrative activities, as well as for general corporate purposes, including working capital.

Repurchases of Securities

None.

Market Performance Graph

The graph and the accompanying text below is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filings by us under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

The rules of the SEC require that we include a line-graph comparing cumulative stockholder returns on our common stock with the NASDAQ Composite Index (which tracks the aggregate price performance of equity securities of companies traded on NASDAQ) and either a published industry or line-of-business standard index or an index of peer companies selected by us. We have elected to use the NASDAQ Biotechnology Index (consisting of a group of approximately 118 companies in the biotechnology sector, including us) for purposes of the performance comparison that appears below.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* AMONG

CORCEPT THERAPEUTICS, THE NASDAQ CAPITAL MARKET (U.S.) INDEX

AND THE NASDAQ BIOTECHNOLOGY INDEX

*	$100 invested on December 31, 2006 including reinvestment of dividends. Fiscal year ended December 31.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2011 with respect to the shares of our common stock that may be issued under all of our existing equity compensation plans, including the 2004 Equity Incentive Plan and the 2000 Stock Option Plan.

Plan Category	(a) Number of Securities to Be Issued upon Exercise of Outstanding Options	(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(2)
Equity compensation plans approved by stockholders	10,308,408	$2.86	2,250,882	(1)(2)
Equity compensation plans not approved by stockholders	—	—	—

Total	10,308,408	$2.86	2,250,882

(1)	Represents shares of common stock remaining available for future issuance under our 2004 Equity Incentive Plan as of December 31, 2011.

(2)

The 2004 Equity Incentive Plan contains an “evergreen” provision that allows for increases on the first business day of each fiscal year beginning January 1, the lesser of an additional (i) 4,000,000 shares of our common stock, (ii) 4% of the outstanding shares of common stock on the immediately preceding December 31 or (iii) an amount determined by the Board. None of our other plans has an “evergreen” provision. On November 14, 2011, the Board authorized an “evergreen” increase in the shares available for grant under the 2004 Plan to be equivalent to 4% of the shares of our common stock outstanding on December 31, 2011, which represented an increase of 3,369,249 shares to the plan on January 1, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

(in thousands, except per share data)

The selected financial data set forth below are derived from our financial statements. The statement of operations data for the years ended December 31, 2011, 2010 and 2009 and for the period from inception (May 13, 1998) to December 31, 2011 and the balance sheet data as of December 31, 2011 and 2010 are derived from our audited financial statements included in this Annual Report on Form 10-K (Form 10-K). The statements of operations data for the years ended December 31, 2008 and 2007, and the balance sheet data as of December 31, 2009, 2008 and 2007 have been derived from our audited financial statements, which are not included in this Form 10-K. The selected financial data set forth below should be read in conjunction with our financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

						Period from inception (May 13, 1998) to December 31, 2011
	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Statement of Operations Data:
Collaboration revenue	$—	$—	$29	$209	$482	$1,014

Operating expenses:
Research and development*	21,001	18,949	14,402	14,152	7,860	154,161
General and administrative*	11,331	8,488	5,877	5,746	4,867	60,581

Total operating expenses	32,332	27,437	20,279	19,898	12,727	214,742

Loss from operations	(32,332)	(27,437)	(20,250)	(19,689)	(12,245)	(213,728)
Non-operating income (expense), net	(22)	1,471	84	(372)	672	5,170

Net loss	$(32,354)	$(25,966)	$(20,166)	$(20,061)	$(11,573)	$(208,558)

Net loss per share:
Basic and diluted	$(0.39)	$(0.38)	$(0.38)	$(0.43)	$(0.34)

Weighted average shares—basic and diluted	83,309	68,336	52,443	46,721	34,251

* Includes non-cash stock-based compensation, of the following:

Research and development	$547	$220	$263	$268	$213	$6,042
General and administrative	2,888	1,896	1,552	1,360	846	14,346

Total non-cash stock-based compensation	$3,435	$2,116	$1,815	$1,628	$1,059	$20,388

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$39,635	$24,578	$23,867	$18,309	$17,366
Working capital	34,749	21,136	22,001	16,717	14,662
Total assets	39,833	25,104	24,511	19,775	17,744
Long-term liabilities	—	—	—	6	16
Total stockholders’ equity	34,807	21,244	22,092	16,907	14,734

See our financial statements and related notes for a description of the calculation of the net loss per share and the weighted-average number of shares used in computing the per share amounts.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management Discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see “Forward-Looking Statements” included in Part I, “Risk Factors” included in Part I of this Form 10-K and the “Overview” and “Liquidity and Capital Resources” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a pharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of severe metabolic and psychiatric disorders. Our focus is on those disorders that are associated with a steroid hormone called cortisol. Elevated levels and abnormal release patterns of cortisol have been implicated in a broad range of human disorders.

Since our inception in May 1998, we have been developing mifepristone, a potent glucocorticoid receptor II (GR-II) antagonist, that blocks the activity of cortisol. On February 17, 2012, the FDA approved Korlym (mifepristone) 300 mg Tablets in the United States as a once-daily oral medication for treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. We have begun taking steps to commercialize the drug. We also have an on-going Phase 3 study of mifepristone for the psychotic features of psychotic depression.

We have also discovered three series of novel selective GR-II antagonists and have moved a compound from one of these series into clinical development. Unless otherwise stated, all references in this document to “we,” “us,” “our,” “Corcept,” the “Company,” “our company” and similar designations refer to Corcept Therapeutics Incorporated.

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

We submitted an NDA to the FDA for Korlym in April 2011. As discussed above, the FDA approved the NDA on February 17, 2012. This approval allows us to market Korlym in the United States for hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. We are implementing our plans, including hiring a small number of Medical Science Liaisons (MSLs) and engaging third-party vendors, to launch Korlym in the United States.

We have Orphan Drug Designations for Korlym from the FDA for the approved indication and from the European Commission for the treatment of endogenous Cushing’s syndrome. Orphan Drug Designation is a special status granted by the FDA to encourage the development of treatments for diseases or conditions that affect fewer than 200,000 patients in the United States. Drugs that receive Orphan Drug Designation obtain seven years of marketing exclusivity for the approved indication from the date of drug approval, as well as tax credits for clinical trial costs, marketing application filing fee waivers and assistance from the FDA in the drug development process. Benefits of Orphan Drug Designation in the EU are similar to those in the U.S., but include ten years of marketing exclusivity for the approved indication in all 27 member states, free scientific advice during drug development, access to a centralized review process and a reduction or complete waiver of fees levied by the European Medicines Agency.

Psychotic Depression. We are also developing mifepristone, the active ingredient in Korlym, for the treatment of the psychotic features of psychotic depression under an exclusive patent license from Stanford University. The FDA has granted “fast track” status to evaluate the safety and efficacy of mifepristone for the treatment of the psychotic features of psychotic depression.

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

As expected, the group of patients who took 1200 milligrams (mg) of mifepristone in Study 06 developed higher drug plasma levels than did the groups of patients who received lower doses. Further, there was no discernable difference in the incidence of adverse events between patients who received placebo in Study 06 and those who received 300 mg, 600 mg or 1200 mg of mifepristone in that study. In August 2011, we published our analysis of these data in The Journal of Clinical Psychopharmacology. Based on this information, we are testing a mifepristone dose of 1200 mg once per day for seven days in Study 14.

In addition, we are utilizing a third party centralized rating service to independently evaluate the patients for entry into the study as well as to evaluate their level of response throughout their participation in the study. We believe the centralization of this process will improve the consistency of rating across clinical trial sites and reduce the background statistical noise that was observed in earlier studies and is endemic to psychopharmacologic studies. We believe that this change in dose, as well as the other modifications to the protocol, should allow us to demonstrate the efficacy of mifepristone in the treatment of the psychotic symptoms of psychotic depression. In mid-2009, to conserve financial resources, we reduced the number of clinical sites in this study to eight and extended the timeline for its completion.

Antipsychotic-induced Weight Gain Mitigation. In 2005, we announced the results of studies in rats that demonstrated that mifepristone both reversed the weight gain associated with the ongoing use of olanzapine and mitigated the weight gain associated with the initiation of treatment with olanzapine (the active ingredient in Zyprexa). The results from this study were published in the journal Brain Behavioral Research in early 2006. This study was paid for by Eli Lilly and Company (Eli Lilly).

During 2007, we announced positive results from our clinical proof-of-concept study in lean healthy male volunteers evaluating the ability of mifepristone to mitigate weight gain associated with the use of Zyprexa. The results showed a statistically significant reduction in weight gain in those subjects who took Zyprexa plus mifepristone compared to those who took Zyprexa plus placebo. Also, the addition of mifepristone to treatment with Zyprexa had a beneficial impact on secondary metabolic measures such as fasting insulin, triglycerides and abdominal fat, as indicated by waist circumference. Eli Lilly provided Zyprexa and financial support for this study, the results of which were published in the journal Advances in Therapy in 2009. In January 2009, we announced positive results from a similar proof-of-concept study evaluating the ability of mifepristone to mitigate weight gain associated with the use of Johnson & Johnson’s Risperdal. This study confirmed and extended the earlier results seen with mifepristone and Zyprexa, demonstrating a statistically significant reduction in weight gain and in the secondary metabolic endpoints of fasting insulin, triglycerides and abdominal fat, as indicated by waist circumference. The results from the study of mifepristone and Risperdal were presented at several scientific conferences, including the American Diabetes Association meeting in June 2009, and were published in the journal Obesity in 2010.

The combination of Zyprexa or Risperdal and mifepristone is not approved for any indication. The purpose of these studies was to explore the hypothesis that GR-II antagonists, such as mifepristone and our next generation of selective GR-II antagonists, would mitigate weight gain associated with antipsychotic medications. The group of medications known as second generation antipsychotic medication, including Zyprexa, Risperdal, Clozaril and Seroquel, are widely used to treat schizophrenia and bipolar disorder. All medications in this group are associated with treatment-emergent weight gain of varying degrees and carry a warning in their labels relating to treatment-emergent hyperglycemia and diabetes mellitus.

Selective GR-II Receptor Antagonists. In 2003, we initiated a discovery research program to identify and patent selective GR-II antagonists with the intent of developing a pipeline of products for proprietary use. Three distinct series of GR-II antagonists were identified. These compounds, like our lead product candidate mifepristone, potently block the cortisol receptor (GR-II) but, unlike mifepristone, they do not appear to block the PR (progesterone), ER (estrogen), AR (androgen) or GR-I (mineralocorticoid) receptors. Both the United States Patent & Trademark Office (USPTO) and the European Patent Office (EPO) have issued to us composition of matter patents on all of the three series. A fourth composition of matter patent application is pending.

Several of our new compounds have demonstrated positive results in animal models for the prevention and reversal of anti-psychotic-induced weight gain. One of them, CORT 108297, is in Phase 1b/2a clinical trial. See Part I, Item 1, Business – Next Generation Selective GR-II Antagonists for the Prevention and Reversal of Anti-Psychotic-Induced Weight Gain. We have identified other selective GR-II antagonists from our proprietary series that we believe may have utility as therapeutic agents in a variety of diseases. Our intent is to continue our discovery research program with the goal of identifying new selective GR-II antagonists and to perform manufacturing and pre-clinical development on one or more of these compounds and to submit INDs with respect to the most promising of them, as we deem appropriate.

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

Our primary activities since incorporation have been raising capital, performing business and financial planning, establishing our offices, recruiting personnel, conducting research and development, overseeing clinical trials, and preparing for the commercialization of our product, Korlym. Accordingly, we are considered to be in the development stage. As of December 31, 2011, we had an accumulated deficit of $208.6 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for mifepristone and CORT 108297, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing process development and regulatory activities, as well as general and administrative expenses, including preparations for the commercial launch of Korlym. We expect to continue to incur net losses over at least the next few years as we continue our mifepristone and other clinical development programs, apply for regulatory approvals, continue discovery and initiate development of other selective GR-II antagonists for various indications, acquire and /or develop treatments in other therapeutic areas, establish sales and marketing capabilities and expand our operations.

Our business is subject to significant risks, including the risks inherent in our research and development efforts, the results of our mifepristone and other clinical trials, uncertainties associated with securing financing, uncertainties associated with obtaining and enforcing patents, our investment in manufacturing set-up, the lengthy and expensive regulatory approval process and competition from other products. Our ability to successfully generate revenues in the foreseeable future is dependent upon our ability, alone or with others, to finance our operations and develop, obtain regulatory approval for, manufacture and market our lead product.

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

Research and development expenses—Research and development expenses include 1) the personnel costs related to our development activities, including facilities costs and non-cash stock-based compensation, 2) the costs of discovery research, 3) costs associated with IND-enabling activities and pre-clinical studies, 4) costs of clinical trials, including trial preparation, enrollment, site monitoring and data management and analysis expenses, 5) regulatory costs, 6) the costs of manufacturing development, 7) the costs of manufacture and / or acquisition of clinical trial materials and material used in registration and validation batches included in the NDA submission for Korlym and 8) other costs associated with the preparation and prosecution of the NDA.

Research and development expenses increased 11% to approximately $21.0 million for the year ended December 31, 2011 from approximately $18.9 million for the comparable period in 2010. For the year ended December 31, 2011 as compared to the corresponding period in 2010, there were net increases of approximately $1.8 million in consultancy costs which included the following: a) approximately $588,000 related to the development of the Risk Evaluation and Mitigation System (REMS) that was included in the Korlym NDA, b) approximately $834,000 related to the preparation, submission and prosecution of the NDA, c). approximately $114,000 related to the development of a medical safety program, d) $187,000 related to manufacturing and quality control activities to prepare for commercialization and e) approximately $192,000 in non-cash stock-based compensation costs related to a performance-based award to a consultant that vested in June 2011 upon the filing of our NDA for Korlym by the FDA. These increases were partially offset by the decrease in consulting fees in other clinical activities of approximately $78,000. For the year ended December 31, 2011, as compared to the corresponding period in 2010, there was also an increase of approximately $300,000 related to attendance of seminars in support of our Cushing’s syndrome program.

Korlym manufacturing costs increased approximately $4.2 million during the year ended December 31, 2011, as compared to the corresponding period in 2010, due primarily to the acquisition of active pharmaceutical ingredient for Korlym and the initiation of manufacturing development work at a potential back-up site for the manufacture of Korlym that were only partially offset by a decrease in manufacturing activities related to our proprietary, selective new GR-II antagonists.

There were net decreases in clinical trial costs of approximately $4.3 million during the year ended December 31, 2011, as compared to the corresponding period of 2010. Clinical trial cost decreases included (a) approximately $2.8 million related to drug-drug interaction and other NDA-supportive studies with Korlym that were substantially completed during 2010, (b) approximately $727,000 related to the clinical trials with Korlym for the treatment of Cushing’s syndrome due to patients having completed the initial study and moving into the long-term extension study and (c) approximately $331,000 related to the clinical trial with mifepristone for the treatment of psychotic depression. During the year ended December 31, 2011, as compared to the corresponding period in 2010, there was a decrease of approximately $468,000 related to clinical studies activities and a decrease of approximately $244,000 related to the IND-enabling work on CORT 108297, as that product was moved into the clinic during 2010.

Research and development expenses increased 32% to $18.9 million for the year ended December 31, 2010 from $14.4 million for the year ended December 31, 2009. Clinical trial costs increases during 2010, as compared to 2009, included approximately $403,000 related to the clinical trials with Korlym for the treatment of Cushing’s syndrome, $3.4 million related to other NDA-supportive studies with Korlym and approximately $1.8 million related to the Phase 1a study with CORT 108297. These increases were partially offset by decreases of approximately $1.8 million related to scaling back our Phase 3 study with mifepristone for the treatment of psychotic depression, and approximately $418,000 related to the study for the mitigation of weight gain caused by Risperdal, which was completed in 2009.

During 2010, as compared to 2009, there were also increases of approximately $1.0 million in research work with our proprietary, selective new GR-II antagonists and approximately $663,000 in mifepristone manufacturing costs related to the acquisition of active pharmaceutical ingredient and the manufacture of clinical trial materials and registration batches to be used for the NDA. There was also an increase of approximately $801,000 related to the start of manufacturing of clinical trial material for use in the Phase 1b/2a study with CORT 108297. Also, during 2010, we recorded an aggregate amount of approximately $338,000, related to bonuses awarded to employees working in research and development functions in recognition of significant company accomplishments during 2010. Bonus amounts during 2009 were negligible. In addition, consultancy and staffing costs increased approximately $918,000 during 2010 as compared to 2009, due to the additional resources necessary to assist in the management of the research and development activities, and to commence activities toward a submission of an NDA for Korlym in 2011. During 2010 as compared to 2009, there was also a decrease of approximately $2.7 million, related to the preclinical and IND-enabling work on CORT 108297, which entered a Phase 1a study in February 2010.

Research and development expenses discussed above included stock based compensation charges related to option grants to individuals performing these functions of approximately $547,000, $220,000 and $263,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in expense between 2011 and 2010 included approximately $192,000 related to a performance-based award to a consultant that vested in June 2011 upon the filing of our NDA for Korlym by the FDA; the remainder of the increase was due to the award of additional grants to employees working in these functions. The decrease in expense between 2010 and 2009 was primarily the result of the completion of vesting of earlier grants to employees in these functions with higher exercise prices and fair values that were not fully offset by the costs related to more recent option grants to existing and new employees in these functions.

Below is a summary of our research and development expenses by major project:

	Year Ended December 31,
Project	2011	2010	2009
	(in thousands)
Development programs:
Cushing’s Syndrome	$10,925	$5,075	$2,952
Psychotic Depression	1,779	2,567	5,030
Weight Gain Mitigation	—	11	565
Selective GR-II antagonists	4,546	5,089	3,940
Unallocated activities, including NDA supportive studies and manufacturing, regulatory and pre-clinical activities	3,204	5,987	1,652
Stock-based compensation	547	220	263

Total research and development expense	$21,001	$18,949	$14,402

We expect that research and development expenditures will decrease during 2012 as compared to 2011 as increases in costs associated with the continuation of our Phase 3 study of mifepristone for the treatment of psychotic depression, and the continued development of our other proprietary selective GR-II antagonists will be more than offset by decreases in the costs related to the completion of our Phase 3 study in Cushing’s syndrome. Research and development expenses in 2012 and future years will be largely dependent on the availability of additional funds to finance clinical development plans. See also, “Liquidity and Capital Resources”.

In addition, as a result of the receipt from the FDA of marketing approval of Korlym in February 2012 (discussed in Overview above,) research and development expenses for 2012 will also include compensation expense related to the award by the Board of Directors of bonuses to employees working in these functions of approximately $473,000, including payroll taxes.

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

General and administrative expenses—General and administrative expenses consist primarily of the costs of administrative personnel and related facility costs along with legal, accounting and other professional fees and the costs of executing on our commercial plans related to Korlym, including conducting market research and engaging third-party vendors to provide market analytics and to support distribution and other logistical needs related to our commercialization of Korlym.

For the year ended December 31, 2011, general and administrative expenses increased 33% to $11.3 million from $8.5 million for the year ended December 31, 2010. During 2010, we had recorded an aggregate amount of $1.3 million related to bonuses awarded to our officers and employees working in general and administrative functions in recognition of significant company accomplishments during 2010. We did not award bonuses for 2011 performance to any officer or employee in these functions. In addition, during 2011, as compared to 2010, staffing and consultancy costs increased approximately $1.6 million due primarily to additional resources necessary to engage in preparations for the potential commercialization of Korlym. Approximately $992,000 of this increase represented increases in noncash stock-based compensation costs related to stock options granted to employees, directors and consultants. There was also an increase of approximately $2.0 million during 2011, as compared to 2010, in market research and other commercialization preparation activities and an increase in legal costs related to patents, commercialization, compliance and other corporate matters during 2011, as compared to 2010, of approximately $456,000.

For the year ended December 31, 2010, general and administrative expenses increased 44% to $8.5 million from $5.9 million for the year ended December 31, 2009. During 2010, we recorded an aggregate amount of $1.3 million related to bonuses awarded to our officers and employees working in general and administrative functions in recognition of significant company accomplishments during 2010. We did not award bonuses for 2009 performance to any officer or employee in these functions. In addition, during 2010, as compared to 2009, staffing and consultancy costs increased approximately $887,000 due primarily to additional resources necessary to engage in planning for the potential commercialization of Korlym, approximately $344,000 of which represented increases in noncash stock-based compensation costs related to stock options granted to employees, directors and consultants. There was also an increase in legal costs related to patents and other corporate matters during 2010, as compared to 2009, of approximately $151,000.

General and administrative expenses included stock-based compensation expense related to option grants to individuals performing these functions of approximately $2.9 million, $1.9 million and $1.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

We expect that general and administrative expenses will increase in 2012 as compared to 2011 in regard to activities directly associated with product commercialization and the need to increase our administrative infrastructure to support these activities. The level of general and administrative activities and related expenses in 2012 and future years will be largely dependent on our assessment of the staff necessary to support product commercialization and our continued clinical development activities and the availability of additional funds. See also, “Liquidity and Capital Resources”.

As a result of the receipt from the FDA of marketing approval of Korlym in February 2012 (discussed in Overview above), general and administrative expenses for 2012 will also include compensation expense related to the award by the Board of Directors of bonuses to officers and employees working in these functions of approximately $1.6 million, including payroll taxes, and the recognition of approximately $1.3 million of non-cash stock-based compensation expense related to the vesting of performance-based stock option awards to officers for an aggregate of 850,000 shares of our common stock. We also anticipate that there will be increases in stock-based compensation costs related to the issuance of awards to personnel hired in connection with our expanding commercial, finance and other infrastructure activities.

Interest and other income, net—Interest and other income, net of investment management fees, was approximately $3,000 for the year ended December 31, 2011 as compared to $1.5 million for the same period in 2010 and $101,000 in 2009. Other income in 2011 was comprised of income on stockholder notes. Other income in 2010 had included $750,000 in connection with the favorable settlement of a lawsuit brought on our behalf against an individual for defamation and harassment and approximately $733,000 in grants from the United States Treasury’s Therapeutic Discovery Project Grant program. Interest income in 2009 included approximately $58,000 related to the note receivable in connection with our March 2008 financing, which was collected in February 2009.

Other expense—Other expense for the year ended December 31, 2011 was approximately $25,000 in 2011 and in 2010, as compared to $17,000 in 2009. Other expense consists primarily of a state tax on capital, which is based on our capital and asset positions as of each year-end.

Liquidity and Capital Resources

We have incurred operating losses since inception, and at December 31, 2011, we had a deficit accumulated during the development stage of $208.6 million. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities to fund our operations.

At December 31, 2011, we had cash and cash equivalents of $39.6 million, compared to $24.6 million at December 31, 2010. Net cash used in operating activities for the years ended December 31, 2011, 2010 and 2009 was $27.4 million, $22.3 million and $18.0 million, respectively. The use of cash in each period was primarily a result of our research and development activities, including efforts toward the submission and prosecution of the NDA for Korlym, and amounts incurred to develop our administrative infrastructure, including the increased infrastructure that will be necessary to support the commercialization of Korlym.

In January 2011, we sold 11.5 million shares of our common stock in an underwritten public offering at a price to the public of $3.90 per share for aggregate gross proceeds of approximately $44.9 million, which resulted in net proceeds of approximately $41.8 million after deducting the underwriter’s discount and commissions and other expenses related to this offering.

During the course of 2011, we received approximately $371,000 from the exercise of stock option awards resulting in the issuance of 246,374 shares of common stock at an average exercise price of $1.51. On July 13, 2011, we issued 80,991 shares of common stock to an investor upon the exercise of warrants that had been issued in our April 2010 warrant transaction and our March 2008 financing, for an average exercise price of approximately $2.85 per share, receiving aggregate proceeds of approximately $231,000.

We expect cash used in operating activities to increase during 2012 as compared to spending levels in 2011 due to the commercialization of Korlym, the continuation of our Phase 3 clinical trial of mifepristone for the treatment of psychotic depression and the continued development of our selective GR-II antagonists. In addition, as a result of the receipt from the FDA of marketing approval of Korlym (discussed in Overview above) in February 2012, the Board of Directors authorized the payment of bonuses to officers and employees approximately $2.1 million, including payroll taxes. We expect our funding requirements for operating activities may increase during later years as costs associated with the continuation and expansion of our development programs for Cushing’s syndrome, psychotic depression and our selective GR-II antagonists, research activities, commercialization activities and general and administrative expenses may be only partially offset by revenues from sales of Korlym.

We believe that we have sufficient capital resources to maintain our operations through the end of 2012, including the launch of Korlym, the continuation of enrollment in our Phase 3 psychotic depression trial, the completion of our current Phase 1b/2a multi-dose safety and proof of concept clinical studies for CORT 108297 and research and pre-clinical activities related to additional selective GR-II antagonists.

We may need to raise additional funds to support the continued development of mifepristone for the treatment of the psychotic features of psychotic depression and continue and expand the development of our proprietary selective GR-II antagonists beyond the end of 2012.

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

In March 2008, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge). Under the terms of the agreement, Kingsbridge committed to provide up to $60 million of capital in exchange for newly-issued shares of our common stock for a period of up to three years after the SEC declares effective the registration statements filed by us covering the resale of the shares of common stock issuable in connection with the CEFF and the shares of common stock underlying the warrant issued to Kingsbridge. In June 2008, the SEC declared effective our registration statement with the SEC covering the resale of approximately 3.6 million of the shares issuable under the CEFF and the shares issuable upon the exercise of the warrant issued to Kingsbridge. This registration statement covers approximately 37% of the 9.6 million shares of our common stock issuable pursuant to the CEFF and all of the 330,000 shares of our common stock issuable upon exercise of the warrant issued to Kingsbridge. As of the filing of this report, approximately 2.6 million shares remain available for sale under the initial registration statement. We intend to file an additional registration statement covering the resale of the remaining 6.0 million shares of our common stock issuable pursuant to the CEFF approximately 60 days after Kingsbridge and its affiliates have resold substantially all of the securities registered for sale under this initial registration statement.

Under the terms of the agreement, the determination of the exact timing and amount of any CEFF financings will be made solely by us, subject to certain conditions. The agreement currently requires a minimum stock price of $1.50 per share to allow us to issue shares to Kingsbridge under the CEFF. Through December 31, 2011, we have raised a total of approximately $2.6 million from the sales of stock under the CEFF. Based on the volume weighted average price on the NASDAQ Capital Market for our common stock for the period from March 25, 2008, the date of the signing of the Kingsbridge CEFF, through March 2, 2012, the maximum amount of additional funds that could be raised under the CEFF is approximately $28 million. The actual amount of funds that can be raised under this agreement will be dependent on the number of shares actually sold under the agreement and the market value of our stock during the pricing periods of each sale.

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

As a result of volatile market conditions over the past few years, the cost and availability of capital has been and may again be adversely affected by illiquid capital markets. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. Renewed or increased turbulence in the U.S. and international markets and economies and declines in business or consumer spending may adversely affect our liquidity and financial condition, including our ability to access the capital markets to meet liquidity needs.

Contractual Obligations and Commercial Commitments

The following table presents our estimates of obligations under contractual agreements as of December 31, 2011:

Contractual Obligations	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Research and development studies(1) through (4)	$2,352	$5,665	$—	$—
Operating lease(5)	317	—	—	—
Minimum royalty payments(6)	50	100	100	50 per year

Total	$2,719	$5,765	$100	$50 per year

(1)	Amounts reflected for research and development studies exclude amounts included in accounts payable and accrued clinical costs reflected on the balance sheet as of December 31, 2011.

(2)

During 2008, we entered into agreements for services in connection with our ongoing Phase 3 trial to confirm the utility of mifepristone for the treatment of the psychotic features of psychotic depression. The total commitment under these original agreements was approximately $21.1 million. In June 2009, we amended these agreements to reduce the amounts of commitments with these organizations by approximately $5.0 million in accordance with the reduction in the near-term scope of activities under this trial. The total commitment under these agreements, including additional amendments through 2011, is now estimated to be approximately $16.3 million over the course of the trial. However, we view the reduction in these commitments as a temporary measure as it is our intent to continue the conduct of this trial to its conclusion, when sufficient capital is available for this purpose. Approximately $8.9 million of these costs were expensed through December 31, 2011, with the remainder to be incurred over the course of the trial. Under the master services agreements with these vendors, the project contracts may be terminated upon thirty to sixty days notice. If terminated early, we would be responsible for the costs incurred by the vendors through the effective date of termination plus cancellation charges as stipulated in the agreements.

(3)

During 2010 and 2011, we entered into agreements for the conduct of the initial clinical trials using CORT 108297. The total commitment under these agreements is approximately $2.4 million. Approximately $2.0 million of costs under these agreements have been incurred as of December 31, 2011, with the remainder expected to be incurred during 2012.

(4)

During October 2011, we executed agreements with contract research organizations for the conduct of two additional clinical studies with Korlym for total commitments of approximately $1.1 million. Approximately $856,000 of these costs were incurred during 2011, with the remainder to be incurred during 2012.

(5)	In November 2011, we renewed the operating lease agreement for our office facility for a one-year term commencing on January 1, 2012, with an option to extend for one additional year.

(6)

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

(a)

Under our license agreement with Stanford University related to the patent covering the use of GR-II antagonists to treat the psychosis associated with psychotic depression and early dementia, we are obligated to make milestone payments to Stanford of $50,000 upon filing of an NDA covering a licensed product and $200,000 upon FDA approval of a licensed product. The milestone payments payable to Stanford under these licenses are creditable against future royalties.

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

(c)

Pursuant to our memorandum of understanding with ScinoPharm, ScinoPharm agrees to manufacture API for mifepristone for the treatment of psychotic depression and we agree to purchase at least $1,000,000 bulk mifepristone per year following the commercial launch of mifepristone in that indication.

(d)

In November 2006, we entered into an agreement with PCAS for the manufacture of mifepristone, the API in Korlym, for our development and commercial needs for an initial period of five years. The agreement provides for an automatic extension for one additional year. We intend to pursue discussions to continue the relationship thereafter. After NDA approval, the agreement calls for us to purchase from PCAS 100% of our requirements for six months immediately following approval and, thereafter, 75% through the expiration of the agreement. If PCAS is unable to manufacture the product for a consecutive six-month period, we have the right to terminate the agreement without penalty.

Net Operating Loss Carryforwards

At December 31, 2011 we had net operating loss carryforwards available to offset any future taxable income that we may generate for federal income tax purposes of approximately $115.7 million, which expire in the years 2019 through 2031, and California net operating loss carryforwards of approximately $110.9 million, which expire in the years 2012 through 2031. We also had federal and California research and development tax credits of approximately $15.9 million and $1.7 million, respectively. The federal research credits will expire in the years 2019 through 2031 and the California research credits have no expiration date. Our deferred tax assets have been offset by a full valuation allowance as the realization of such assets is uncertain. Utilization of our net operating losses and tax credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such limitations could result in the expiration of the net operating losses and tax credit carryforwards before utilization.

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

Accruals of Research and Development Costs—We recorded accruals for estimated costs of research, pre-clinical and clinical studies, and manufacturing development of approximately $644,000 and $815,000 as of December 31, 2011 and 2010, respectively. These costs are a significant component of our research and development expenses. We make significant judgments and estimates in determining the accrual balance in each reporting period. Accrued clinical trial costs are based on estimates of the work completed under the service agreements, milestones achieved, patient enrollment and past experience with similar contracts and service providers. Our estimate of the work completed, and associated costs to be accrued, includes our assessment of the information received from our third-party contract research organizations and the overall status of our clinical trial activities. In the past, we have not experienced any material deviations between accrued and actual clinical trial expenses. However, actual services performed, number of patients enrolled and the rate of patient enrollment may vary from our estimates, resulting in adjustments to clinical trial expense in future periods.

Stock-based compensation—Stock-based compensation arises from the granting of stock options to employees and directors, as well as to non-employees.

Employees and directors

Our accounting practices and the estimates and judgments that are considered in determining fair value in regard to stock option grants to employees and directors are as follows:

•	Options granted subsequent to January 1, 2006:

¡	Compensation expense is being recorded in the financial statements based on the fair value on the date of grant as determined utilizing the Black-Scholes option valuation model.

¡

For options granted from January 1, 2006 through September 2009, the expected term used in determining the fair value for options was based on the “simplified” method prescribed by the SEC that considers the weighted average of the vesting period and contractual life of the options. For options granted since September 2009 for which we can no longer use the “simplified” method, the expected term has been based on a formula that considers the expected service period and expected post-vesting termination behavior differentiated by whether the grantee is an employee, an officer or a director.

¡

The expected volatility of our common stock used in determining the fair value of option grants to employees, officers and directors is based on a weighted-average combination of the volatility of our own stock price and that of a group of peer companies for those grants with expected terms longer than the period of time that we have been a public company. For stock options granted to employees with expected terms of less than the period of time that we have been a public company, the volatility is based on historical data of the price for our common stock for periods of time equivalent to the expected term of these grants.

¡

For service-based awards, expense is recognized over the requisite service period utilizing the straight-line amortization method. For options with performance-based vesting criteria, expense will be recognized at such time as there is a high degree of probability (i.e., greater than 70%) of achieving the required vesting criteria.

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

As of December 31, 2011, we had approximately $10.2 million of unrecognized compensation expense for employee and director options outstanding as of that date. Approximately $8.9 million of the unrecognized compensation relates to option grants with service-based vesting criteria, which had a remaining weighted-average vesting period of 3.0 years. Approximately $1.3 million of the unrecognized compensation relates to option grants with performance-based vesting criteria, which will be expensed in the first quarter of 2012 as a result of the approval by the FDA of our NDA for Korlym.

Non-employees

All stock option grants to consultants vest solely based upon continuing service, with the exception of a performance-based award granted during 2010, in the amount of 50,000 shares. Stock-based compensation related to service-based option grants to non-employees is charged to expense on a straight line basis over the vesting period of the options, which approximates the period over which the related services are rendered, based on the fair value of the options using the Black-Scholes option pricing model. The assumptions used in these calculations are similar to those used for the determination of fair value for options granted to employees, with the exception that, for non-employee options, we are required to use the remaining contractual term as the life of the option and the fair value related to unvested non-employee options is re-measured quarterly, based on the then current stock price as reflected on the Nasdaq Capital Market. The grant with performance-based vesting criteria awarded in 2010 vested in its entirety upon the filing by the FDA of the Company’s NDA for Korlym in June 2011, resulting in a charge of approximately $192,000 based on the fair value of the grant as of the date of vesting, as determined using the Black-Scholes option pricing model.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss. As of December 31, 2011, our cash and cash equivalents consisted primarily of money market funds maintained at major U.S. financial institutions. To minimize our exposure to interest rate risk, we have limited the maturities of our investments to less than two years with an average maturity not to exceed one year. Due to the short-term nature of these instruments, a 1% increase or decrease in market interest rates would not have a material impact on the total value of our portfolio as of December 31, 2011.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning at page F-1 of this report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

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

As of December 31, 2011, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) which were designed to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Based on the evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as included below.

(c)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Corcept Therapeutics Incorporated

We have audited Corcept Therapeutics Incorporated’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Corcept Therapeutics Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Corcept Therapeutics Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Corcept Therapeutics Incorporated (a development stage company) as of December 31, 2011 and 2010, and the related statements of operations, convertible preferred stock and stockholders’ equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2011, and for the period from inception (May 13, 1998) to December 31, 2011 of Corcept Therapeutics Incorporated (a development stage company), and our report dated March 13, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 13, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following table sets forth, as of March 2, 2012, the name, age and occupation of each member of our Board of Directors:

Name	Age	Occupation
James N. Wilson (3)	68	Chairman of the Board of the Company
Joseph K. Belanoff, M.D.	54	Chief Executive Officer of the Company
G. Leonard Baker, Jr. (2)	69	Venture Capitalist
Joseph C. Cook, Jr. (2) (3)	70	Investor
Patrick G. Enright (1)	50	Venture Capitalist
David L. Mahoney (1) (2)	57	Private Equity Investor
Joseph L. Turner (1) (3)	60	Independent Director

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

(3)	Member of Corporate Governance and Nominating Committee

The directors are elected at each annual meeting of stockholders, or special meeting in lieu thereof. The directors serve for a one-year term until the next annual meeting of stockholders and until their successors are elected and qualified. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led our Board to the conclusion that each individual should serve as a director, we also believe that all of our director nominees have a reputation for integrity, honesty and adherence to high ethical standards. They each have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to us and our Board. Our Board believes that the backgrounds and qualifications of the directors, considered as a group, provides a significant composite mix of experience, knowledge and abilities that allows the Board to fulfill its responsibilities.

James N. Wilson has served as a director and as Chairman of our Board since 1999. In addition, since 2005, Mr. Wilson has been the Chairman of the Board of NuGEN Technologies, Inc., a provider of systems for genomic analysis. From 2002 to 2009, he served as the lead independent director of Amylin Pharmaceuticals, Inc., a publicly-traded biopharmaceutical company, and from 1996 to 2001 Mr. Wilson was Chairman of the Board of Amira Medical, Inc., which was acquired by Hoffmann-La Roche A.G. From 1991 to 1994, he was Chief Operating Officer of Syntex Corporation, which was acquired by Roche Holding, Ltd. From 1989 to 1990, Mr. Wilson was Chairman and Chief Executive Officer of Neurex Corporation, which was acquired by Elan Corporation plc, and from 1982 to 1988, Mr. Wilson was Chief Executive Officer of LifeScan, Inc., which was acquired by Johnson & Johnson Company. Mr. Wilson received his B.A. and M.B.A. from the University of Arizona. Our Board selected Mr. Wilson to serve as a director because he brings to our Board extensive experience in the biotechnology industry, evidenced by nearly 30 years of representing biotechnology companies as a director or officer.

Joseph K. Belanoff, M.D. is a co-founder of our company and has served as a member of our Board and as our Chief Executive Officer since 1999. Dr. Belanoff is currently a clinical faculty member and has held various positions in the Department of Psychiatry and Behavioral Sciences at Stanford University since 1992. From 1997 to 2001, he served as the Director of Psychopharmacology at the outpatient division of the Palo Alto Veterans Affairs Hospital. Dr. Belanoff received his B.A. from Amherst College and his M.D. from Columbia University’s College of Physicians & Surgeons. Our Board selected Dr. Belanoff to serve as a director because, as our Chief Executive Officer, he brings expertise and knowledge regarding our business and operations to our Board of Directors. Dr. Belanoff also has expertise in clinical medicine and psychopharmacology.

G. Leonard Baker, Jr. has served as a member of our Board since 1999. Since 1973, Mr. Baker has been a Managing Director of the General Partner of Sutter Hill Ventures, a venture capital firm in Palo Alto, CA. Mr. Baker currently serves on the boards of Youku Inc. and a number of private companies. During the past five years Mr. Baker has served on the board of Therma-Wave, Inc., which was acquired in 2007 by KLA-Tencor Corporation. Mr. Baker is a fellow of the Yale Corporation and a board member of the Environmental Defense Fund. Mr. Baker received his B.A. from Yale University and his M.B.A. from Stanford University. Mr. Baker’s contributions as a director include his broad experience and expertise in advising companies in capital raising, strategic transactions and operations.

Joseph C. Cook, Jr. has served as a member of our Board since 2002. Mr. Cook is a founder and director of Ironwood Pharmaceuticals, Inc., a publicly traded biotechnology company, and served as Chairman of its Board from 1998 to 2010. Mr. Cook is a principal, director and co-founder of Mountain Group Capital, LLC, a private investment company, and a principal, director and founder of The Limestone Fund, a recipient of the State of Tennessee TNInvestco award. He is a founder and serves as chairman of the board of Clinical Products, a private company marketing a medical food for people with diabetes. Mr. Cook served as chairman of Amylin Pharmaceuticals, Inc. from 1998 to 2009 and was chief executive officer from 1998 to 2003. He spent 28 years at Eli Lilly and Co., or Lilly, retiring in 1993 as a Group Vice-President. In 2009, Mr. Cook received the Pinnacle Award for Life Science Leadership from the Rady School of Management at the University of California at San Diego. In 1999, Mr. Cook also received The Nathan W. Dougherty Award for Distinguished Service in the Engineering Profession from the University of Tennessee. Mr. Cook received his B.S. in Engineering from the University of Tennessee in 1965. Our Board selected Mr. Cook to serve as a director because he brings to our Board extensive experience in the pharmaceutical industry.

Patrick G. Enright has served as a member of our Board since April 2008. He is a founder of Longitude Capital Management Co., LLC, a venture capital firm focused on investments in biotechnology and has served as its Managing Director since 2007. From 2002 through 2006, Mr. Enright was a Managing Director of Pequot Ventures where he co-led the life sciences investment practice. Prior to Pequot, he was a Managing Member responsible for the Delta Opportunity Fund, where he invested in privately-held and publicly-traded biotechnology companies, such as SUGEN, Inc. and Cephalon, Inc. Mr. Enright began his investment career at PaineWebber Development Corporation, a direct investment group focused primarily on biotechnology companies. Mr. Enright also has significant life sciences operations experience. He was Chief Financial Officer and Senior Vice President Business Development of Valentis, Inc. (now Urigen Pharmaceuticals, Inc.) and Senior Vice President Finance and Business Development of Boehringer Mannheim Pharmaceuticals (now F. Hoffmann-La Roche. Ltd.). Mr. Enright began his life sciences career 24 years ago at Sandoz (now Novartis AG). He currently serves on the Boards of a number of privately-held companies, including Infacare Pharmaceutical Corporation and Xanodyne Pharmaceuticals, Inc., as well as Jazz Pharmaceuticals, Inc., a publicly traded pharmaceutical company. Within the last five years, Mr. Enright has served on the Boards of publicly-traded companies, including Threshold Pharmaceuticals, Inc., Sequenom, Inc., Valentis, Inc. (now Urigen Pharmaceuticals, Inc.), Codexis, Inc. and MAP Pharmaceuticals, Inc. Mr. Enright received his M.B.A. from the Wharton School of Business at the University of Pennsylvania and his B.S. in Biological Sciences from Stanford University. Our Board selected Mr. Enright to serve as a director because he has extensive knowledge of finance and experience in the biotechnology industry.

David L. Mahoney is a private equity investor who has served as a member of our Board since July 2004. From 1999 to 2001, Mr. Mahoney served as co-CEO of McKesson HBOC, Inc., a healthcare supply management and information technology company and as CEO of iMcKesson LLC, a healthcare management and connectivity company. He joined McKesson Corporation, or McKesson, in 1990 as Vice President for Strategic Planning. Prior to joining McKesson, Mr. Mahoney was a principal with McKinsey & Company, a management consulting firm, where he worked from 1981 to 1990. Mr. Mahoney serves on the Board of Symantec Corporation, a publicly-traded software technology company, including as a member of the Audit and Compensation Committees. He also serves on the Board of Directors of several privately-held organizations including Adamas Pharmaceuticals, Inc., 20x200.com, San Francisco Museum of Modern Art and Mercy Corps.

Mr. Mahoney served on the Board of Tercica, Inc., a pharmaceutical company (acquired by the Ipsen Group), from 2004 through 2008, including as a member of the Audit and Compensation committees. Mr. Mahoney also served on the Board of Directors of non-profit organizations Live Oak School, and NCPB, Inc., a public television and radio operator. Mr. Mahoney received his B.A. from Princeton University and his M.B.A. from Harvard University. Our Board selected Mr. Mahoney to serve as a director because he brings to our Board extensive experience in pharmaceutical distribution, fiscal management and in operating and advising technology companies.

Joseph L. Turner is a retired financial executive who has served as a member of our Board since August 2010. Mr. Turner was Senior Vice President of Finance and Administration and Chief Financial Officer at Myogen, Inc., a therapeutics company focused on cardiovascular disease, from 1999 until its acquisition by Gilead Sciences, Inc. in November 2006. Prior to Myogen, Inc., he served as Vice President, Finance and Chief Financial Officer at Centaur Pharmaceuticals, Inc., a privately-held biopharmaceutical company, from 1997 to 1999 and as Vice President, Finance and Chief Financial Officer of Cortech, Inc. from 1992 to 1997. From 1979 to 1991, Mr. Turner worked at Lilly, where he held a variety of financial management positions both within the United States and abroad. Mr. Turner is currently a member of the Board of Directors of Alexza Pharmaceuticals, Inc., or Alexza, QLT, Inc., and Allos Therapeutics, Inc., publicly traded biotechnology companies. Mr. Turner serves as the Chair of the Audit and Ethics Committee of Alexza and is a member of the Audit and Risk Committee of QLT, Inc. He also serves on the Board of Directors of Kythera Biopharmaceuticals, Inc., a privately held pharmaceutical company. Mr. Turner also currently serves on the Board of Managers of Swarthmore College. Mr. Turner previously served on the Board of Directors and Audit Committee of SGX Pharmaceuticals, Inc., a publicly held biotechnology company that was acquired by Lilly, is a former director and Chairman of the Audit Committee of NovaCardia, Inc., a privately-held biotechnology company that was acquired by Merck & Co., Inc., and Sequel Pharmaceuticals, Inc., and served on the Board of Directors of ApopLogic Pharmaceuticals, Inc., a privately held biotechnology company. Mr. Turner received his M.B.A. from the University of North Carolina at Chapel Hill, an M.A. in Molecular Biology from the University of Colorado at Boulder and a B.A. in Chemistry from Swarthmore College. Our Board selected Mr. Turner to serve as a director because he brings to our Board more than 30 years of experience in financial management and fiscal oversight of biotechnology companies.

There are no family relationships among any of our directors or executive officers.

Executive Officers

The following table sets forth, as of March 2, 2012, information about our executive officers:

Name	Age	Position
Joseph K. Belanoff, M.D.	54	Chief Executive Officer and Director
Robert L. Roe, M.D.	71	President and Secretary
G. Charles Robb	49	Chief Financial Officer
Steven Lo	44	Vice President of Commercial Operations
Anne M. LeDoux	64	Vice President, Controller and Chief Accounting Officer

Joseph K. Belanoff, M.D.’s background is discussed above.

Robert L. Roe, M.D. joined us as President in October 2001. Dr. Roe has spent more than 35 years in the pharmaceutical and biotechnology industries. From 1999 to 2001, he served as President and Chief Executive Officer of Allergenics, Inc. From 1996 to 1999, he was Executive Vice President, Chief Operating Officer and a director of Cytel Corporation. From 1995 to 1996, he was Executive Vice President, Chief Operating Officer and a director of Chugai Biopharmaceuticals, Inc. From 1992 to 1995, Dr. Roe served as President of the Development Research Division and Senior Vice President of Syntex Corporation. Dr. Roe received his B.A. from Stanford University and his M.D. from the University of California, San Francisco.

G. Charles Robb joined us as Chief Financial Officer in September 2011. Mr. Robb has more than 25 years of experience in executive management, operations and finance. From April 2005 through August 2011 Mr. Robb served as the Senior Vice President of Operations, Administration and Finance of Fitness Anywhere, Inc. (FAI), a private fitness equipment and training company with operations in the United States, Europe and Asia. From 2003 to 2005, Mr. Robb was engaged in the private practice of law. From 2000 to 2002 he was Senior Vice President of Citadon, Inc. He also held positions in business development for Normura Asset Capital Corporation from 1998 to 1999 and in sales and marketing for Legal Research Network, Inc. from 1996 to 1998. From 1992 to 1996 Mr. Robb practiced law at Howard, Rice, Nemerovski, Canady, Falk & Rabkin. Mr. Robb earned a B.A. in English and Political Philosophy from Yale and a J.D. from Harvard Law School, where he was a member of the Harvard Law Review.

Steven Lo joined us as Vice President of Commercial Operations in September 2010. Mr. Lo brings more than 15 years of commercial experience in the pharmaceutical and biotechnology industry. From 1997 to 2010, Mr. Lo held various positions in marketing, sales and managed markets at Genentech, Inc., a biotechnology company that became a member of the Roche Group in March in 2009, most recently as Franchise Head, leading that company’s endocrinology marketing and sales organization. Mr. Lo received his B.S. degree from the University of California, Davis and his Master of Health Administration from the University of Southern California.

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

Committees

The Board has three standing committees—the Corporate Governance and Nominating Committee, the Audit Committee and the Compensation Committee. For detailed discussion of committee member independence, see “Director Independence” in Item 13.

Audit Committee. The Audit Committee currently consists of Joseph L. Turner (Chairman), Patrick G. Enright and David L. Mahoney. The Board has determined that each of Messrs. Turner, Mahoney and Enright qualifies as an “Audit Committee financial expert” as defined by Item 407(d)(5) of Regulation S-K of the Securities Act and the Exchange Act. The purpose of the Audit Committee is to oversee the accounting and financial reporting processes and financial statement audits. The responsibilities of the Audit Committee include appointing and providing for the compensation of the independent registered public accounting firm to conduct the annual audit of our accounts, reviewing the scope and results of the independent audits, reviewing and evaluating internal accounting policies, and approving all professional services to be provided to us by our independent registered public accounting firm.

Material Changes in Procedures for Stockholder Recommendation of Director Nominees.

For the year ended December 31, 2011, there were no material changes in the procedures for stockholder recommendations of director nominees.

Code of Ethics

We have adopted a code of ethics that applies to all of our officers and employees, including our principal executive officer, our principal financial officer and our principal accounting officer, a copy of which is available on our website at www.corcept.com. We will also deliver a copy of our code of ethics to any stockholder, without charge, upon written request to Corcept Therapeutics Incorporated, 149 Commonwealth Drive, Menlo Park, California 94025, Attention: Secretary, or upon oral request by calling (650) 327-3270.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act and SEC rules, our directors, executive officers and beneficial owners of more than 10% of any class of equity security are required to file periodic reports of their ownership, and changes in that ownership, with the SEC. Based solely on our review of copies of these reports and representations of such reporting persons, we believe that during 2011, all such reports were filed on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Compensation Committee of our Board is delegated the primary responsibility for our executive compensation program, which is intended to provide compensation packages for our named executive officers that are appropriately competitive within our industry, provide rewards for significant corporate performance and are appropriate for our stage of development. Compensation packages are designed to encourage a balanced focus on both short- and long-term goals. Direct compensation consists of a base salary, periodic cash bonuses for the achievement of significant corporate milestones and long-term equity incentive awards.

Executive Summary

During 2011, we had significant development, operational and financing accomplishments. Following is a summary of our principal activities and accomplishments over the course of the year.

•	In January, we raised $41.8 million in net proceeds from a sale of common stock.

•	In April, we submitted to the FDA our NDA for Korlym.

•	Throughout the year we successfully prosecuted the Korlym NDA and advanced it toward approval, which occurred in February 2012.

•	Implemented plans to launch Korlym in the United States.

•	Received Orphan Drug Designation in the European Union.

•	Enrolled patients in our double-blind placebo controlled Phase 3 trial of mifepristone for the psychotic features of psychotic depression.

•	Continued development of our proprietary families of next generation selective GR-II antagonists.

Executive Compensation 2011 Program Overview

Based on our compensation philosophy, pay program structure and company and individual performance, our Compensation Committee took the following actions with respect to the compensation for our named executive officers for 2011:

Base Salary. For our named executive officers who were employed for the entire year (Dr. Belanoff, our Chief Executive Officer, Dr. Roe, our President, Steven Lo, our Vice President of Commercial Operations, and Anne LeDoux, our Vice President and Controller (Chief Accounting Officer), base salary for 2011 reflected an increase of 3%, as compared to the base salary of 2010, consistent with the increase provided to all company employees. The initial base salary (and option grant award) for G. Charles Robb, our Chief Financial Officer, who joined the company in September 2011, was based on internal and external comparisons, the depth of his prior experience in financial and operational leadership roles at former companies and the level of cash and equity compensation that the Chief Executive Officer and members of our Compensation Committee and Board believed was appropriate for this position.

Bonus for FDA approval in February 2012. No performance-based bonuses were awarded based on accomplishments during 2011. Although the Compensation Committee and Board appreciated that significant efforts were undertaken during 2011 toward our long-term goals, in accordance with our preference to make awards only on significant milestone events, they preferred to wait until FDA approval of Korlym. Accordingly, on February 21, 2012, our Board approved discretionary cash bonus payments to our named executive officers and all other employees then currently employed with us based upon the receipt of that approval. These awards reflect our achievement of this significant corporate milestone, as well as the individual contribution to overall corporate performance by each such named executive officer. As discussed therein, the magnitude of the 2012 bonus awards were based primarily on the significance to the company and its shareholders of the receipt of the FDA approval of Korlym and includes a reflection of the significance of our development, operational and pre-commercial accomplishments during the year as discussed above and the fact that accomplishments related to clinical trials and research activities often require more than a one year time span to complete.

Equity Awards. The Compensation Committee and Board awarded new option grants during 2011 to our named executive officers as an incentive toward continued service to the company. The size of these stock awards were based on the level of compensation that the Chief Executive Officer and members of our Compensation Committee and Board believed was appropriate for each position based on the magnitude of the responsibilities of each role, the depth of the experience of the individual officers and the breadth of the company’s goals. In addition, G. Charles Robb was awarded an initial grant upon his joining our company in September 2011. As discussed above, the size of the initial stock award for G. Charles Robb was based on the level of compensation that the Chief Executive Officer and members of our Compensation Committee and Board believed was appropriate for this position and the depth of Mr. Robb’s prior experience.

Strong Stockholder Support for our Compensation Decisions

At our annual stockholder meeting last year, our stockholders approved the compensation of our 2010 named executive officers, with over a 97% approval rating. In light of this strong support, the Compensation Committee made no significant changes to the overall design of our compensation programs during 2011. The Compensation Committee will continue to work to ensure that management’s interests are aligned with our stockholders’ interests to support long-term value creation.

Compensation Principles and Objectives

For our named executive officers, Joseph K. Belanoff, M.D., our Chief Executive Officer, Robert L. Roe, M.D., our President, G. Charles Robb, our Chief Financial Officer, Steven Lo, our Vice President of Commercial Operations, Anne LeDoux, our Vice President and Controller (Chief Accounting Officer), and Caroline M. Loewy, who served as our Chief Financial Officer until June 30, 2011, compensation is intended to be performance-based, with the exception of such named executive officer’s base salary. The Compensation Committee believes that compensation paid to our named executive officers should be closely aligned with our performance on both a short-term and long-term basis, linked to specific, measurable results intended to create value for stockholders, and that such compensation should assist us in attracting and retaining key executives critical to our long-term success.

In establishing compensation for executive officers, the following are the Compensation Committee’s objectives:

•

align officer and stockholder interests by providing a portion of total compensation opportunities for senior management in the form of equity awards and bonuses tied to company and individual performance.

•

ensure executive officer compensation is competitive within the marketplace in which we compete for executive talent by relying on the Compensation Committee’s judgment, expertise and personal experience with other similar companies, recognizing that because of the company’s business model and stage of development, there may be few directly comparable companies; and

•

recognize that best compensation practices for a young company with relatively few employees may be substantially different than for a larger, more mature company and that we should make full use of our greater latitude and breadth of compensation opportunities.

Our overall compensation program is structured to attract, motivate and retain highly qualified executive officers by paying them competitively, consistent with our success and their contribution to that success. Given the long product development cycles in our business, we believe compensation should be structured to ensure that a portion of compensation opportunity will be related to factors that directly and indirectly influence long-term stockholder value. Accordingly, we set goals designed to link each named executive officer’s compensation to our corporate performance, such as the attainment of development and operational goals and meeting agreed upon financial targets.

We provide a base salary to our executive officers. Additionally, consistent with our performance-based philosophy, we reserve the largest potential compensation awards for performance- and incentive-based programs for our senior executive management team, comprised of the Chief Executive Officer, President, Chief Financial Officer, Vice President of Commercial Operations and Chief Accounting Officer. Such programs include stock options grants designed to provide compensation opportunities if milestones are attained that increase our value, such as positive results in clinical trials. Incentive-based programs provide compensation in the form of both cash and equity, to reward for both short-term and long-term performance. The Compensation Committee allocates total compensation between cash and equity compensation based on the Compensation Committee members’ knowledge of compensation practices in the biotechnology and specialty pharmaceutical industries. The balance between equity and cash compensation among members of the senior executive management team, all five of whom are named executive officers, is evaluated annually to align the interests of management with stockholders through both short- and long-term incentives.

The Chairman of the Board and the members of the Compensation Committee are seasoned executives of, consultants to or venture capitalists with investments in the biotechnology and specialty pharmaceutical industry. Collectively they have served as board and compensation committee members of many public and privately held companies including Amylin Pharmaceuticals, Inc., Ironwood Pharmaceuticals, Inc., NuGen Technologies, Inc., Neurex Corporation, Praecis Pharmaceuticals, Inc., Syntex Corporation, Tercica, Inc. and Zymogenetics Inc. As a result of this extensive involvement in the compensation of executives in these and other companies, the Chairman of the Board and the members of the Compensation Committee collectively have developed a clear understanding and knowledge of the compensation structures that are necessary to attract, motivate and retain management talent.

Determination of Compensation

The Compensation Committee is charged with the primary authority to determine and recommend the compensation awards available to our executive officers for approval by the Board. Based on the Compensation Committee members’ collective understanding of compensation practices in similar companies in the biotechnology and specialty pharmaceutical industry, our executive compensation package consists of the following elements, in addition to the employee benefit plans in which all employees may participate:

•	Base salary: compensation for ongoing performance throughout the year.
•	Periodic performance-based cash compensation: awards to recognize and reward achievement of performance goals.
•

Long-term performance-based equity incentive program: equity compensation to provide an incentive to our named executive officers to manage us from the perspective of an owner with an equity stake in the business.

•	Severance and change in control benefits: remuneration paid to executives in the event of a change in control or involuntary employment termination.

To aid the Compensation Committee in making its determination, our Chief Executive Officer provides recommendations annually to the Compensation Committee regarding the compensation of all other executive officers based on the overall corporate achievements during the period being assessed and his knowledge of the individual contributions to our success by each of the named executive officers. The overall performance of our senior executive management team is reviewed annually by the Compensation Committee.

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

Tax Considerations

A goal of the Compensation Committee is to comply with the requirements of Internal Revenue Code Section 162(m) of the Internal Revenue Code of 1986, as amended, which limits the tax deductibility by us of annual compensation in excess of $1,000,000 paid to our Chief Executive Officer and any of our three other most highly compensated executive officers, other than our Chief Financial Officer. However, performance-based compensation that has been approved by our stockholders is excluded from the $1,000,000 limit if, among other requirements, the compensation is payable only upon the attainment of pre-established, objective performance goals and the committee of our Board that establishes such goals consist only of non-employee directors.

While the tax impact of any compensation arrangement is one factor to be considered, such impact is evaluated in light of the Compensation Committee’s overall compensation philosophy and objectives. The Compensation Committee will consider ways to maximize the deductibility of executive compensation, while retaining the discretion it deems necessary to compensate officers in a manner commensurate with performance and the competitive environment for executive talent. From time to time, the Compensation Committee may award compensation to our executive officers that may not be fully deductible if it determines that such award is consistent with its philosophy and is in our and our stockholders’ best interests.

Certain option grants made under our equity plans are intended to be structured so that any compensation deemed paid upon the exercise of those options is intended to qualify as performance-based compensation that is not subject to the $1,000,000 limitation.

Elements of Executive Compensation

Base Compensation

We pay base salaries to provide fixed compensation based on the Compensation Committee’s assessment of competitive market practices. Due to the Compensation Committee’s collective experience with similar companies in the biotechnology and specialty pharmaceutical industry, the Compensation Committee has intimate knowledge and understanding of what the industry demands in order to motivate and retain our executive officers. We provide each named executive officer with a base salary that was established by negotiations with each named executive officer when such individual first joined us as an employee or was promoted to the position of executive officer. Base salaries have not changed in 2011 as compared to 2010 other than for annual merit adjustments of 3% per year that were approved by the Compensation Committee and applied equally to all employees. While base salaries are not considered by the Internal Revenue Service to constitute performance-based compensation, each year the Compensation Committee reviews the Chief Executive Officer’s base salary to determine if a change is appropriate based on Company performance, such as our progress on research and development programs. Similarly, the Chief Executive Officer reviews the base salary of the other named executive officers and has the ability to propose a change in base salary based on performance to the Compensation Committee. Other than the annual merit increases that the Compensation Committee has approved, no formulaic base salary increases are provided to the named executive officers.

Performance-Based Compensation

Performance Goals and Periodic Performance-Based Cash Compensation. We structure our compensation programs to reward executive officers based on our performance. This allows executive officers to receive bonus compensation in the event certain specified corporate performance measures are achieved. To date, we have not instituted an annual performance-based cash compensation or annual performance-based equity compensation program. The Compensation Committee believes that the compensation objective to ensure that executive officers’ compensation is aligned with our corporate strategies, business objectives and the long-term interests of our stockholders is achieved when significant milestones are met, such as the approval of a new product, meeting the predetermined endpoints in our clinical trials, demonstrating progress in our research program and completing financing transactions. The achievement of these types of milestones does not necessarily correspond with annual performance periods.

Performance-based cash compensation has been awarded in some past years primarily to recognize the accomplishment of certain value enhancing milestones such as successful financing transactions, initiation of clinical trials and positive results in clinical trials. The Compensation Committee believes that performance-based compensation should be based on achievement of these types of milestone successes. The Chief Executive Officer reviews the performance of the other named executive officers and has the ability to propose bonus and equity compensation for these individuals to the Compensation Committee.

No performance based bonuses were awarded based on accomplishments during 2011. Although the Compensation Committee and Board appreciated that significant efforts were undertaken during 2011 toward our long-term goals, in accordance with our preference to make awards only on significant milestone events, they preferred to wait until the accomplishment of the significant milestone of FDA approval for the marketing of Korlym. Accordingly, on February 21, 2012, our Board approved cash bonus payments to our named executive officers and all other employees based upon the receipt of that approval.

The bonus amounts approved in February 2012 to our named executive officers were as follows:

Name	Title	Bonus Amount
Joseph K. Belanoff, M.D.	Chief Executive Officer	$481,097
Robert L. Roe, M.D.	President and Secretary	443,369
G. Charles Robb(1)	Chief Financial Officer	77,250
Steven Lo	Vice President of Commercial Operations	159,135
Anne M. LeDoux	Vice President, Controller and Chief Accounting Officer	70,232

(1)	G. Charles Robb received a prorata bonus reflecting the fact that he joined the company in September 2011.

For each named executive officer, the bonus amount was based on his or her relative individual contribution to our success and the breadth of his or her sphere of responsibility, which are enumerated below.

Name	Title	Individual Contribution

Joseph K. Belanoff, M.D.	Chief Executive Officer

Overall leadership and direction of the company’s activities, including development and prosecution of the NDA, marketing strategies and other activities in preparation for commercialization, leading financings and directing research programs for selective GR-II antagonists.

Robert L. Roe, M.D.	President and Secretary

Leadership of all drug evaluation and development activities relating to the successful clinical trial for Korlym for Cushing’s syndrome and the preparations for submission and prosecution of its successful NDA; the initiation of clinical development of CORT 108297 and of preclinical work on other next-generation compounds.

G. Charles Robb	Chief Financial Officer

Development of administrative infrastructure required for the commencement of commercial activities, direction of investor and public relations, development of financing strategies and continued administration of controls over financial reporting.

Steven Lo	Vice President of Commercial Operations	Organization and leadership of our commercialization activities, including the development of marketing strategies and commercial infrastructure.

Anne M. LeDoux	Vice President, Controller and Chief Accounting Officer

Development of financial policies and controls required for the commencement of commercial activities, management of financial operations, SEC regulatory filings for financing and periodic reporting, including compliance with Sarbanes-Oxley Section 404.

Long-Term Performance-Based Equity Incentive Program. Our executive officers, along with all of our employees, are eligible to participate in our awarding of stock options under our 2004 Equity Incentive Plan. As discussed above, we believe, with our performance-based approach to compensation, that equity ownership in our company is important to tie the ultimate level of an executive officer’s compensation to the performance of our stock and stockholder gains while creating an incentive for sustained growth. We have, thus far, only used stock options as the long-term performance-based equity incentive vehicle because the Compensation Committee believes that stock options maximize executive officers’ incentive to increase our stock price and maximize stockholder value (i.e. there is no financial gain to an executive officer unless our stock price appreciates).

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

Stock options granted to our named executive officers under the various equity incentive plans generally have a multi-year vesting schedule in order to provide an incentive for continued employment. These vesting schedules are generally either four or five years depending on the date of the initial option grant. In addition, a portion of the stock option awards granted to Dr. Belanoff in 2009, and to Dr. Roe in 2009 and 2011 are performance-based grants that vested, in their entirety upon the approval by the FDA in February 2012 of the NDA for Korlym. (See footnote 2 to the Summary Compensation table presented below.) Stock option awards generally expire ten years from the date of the grant. This provides a reasonable time frame in which to provide the executive officer with the possibility of price appreciation of our shares. The exercise price of options granted under the stock plans is 100% of the fair market value of the underlying stock on the date of grant.

During 2011, the Board approved the award of a stock option grant of 600,000 shares to G. Charles Robb, upon his joining the company as our Chief Financial Officer. This option award vests over a four year period, with 25% vesting on the first annual anniversary of Mr. Robb’s date of employment and the remainder vesting at the rate of 2.08334% on each monthly anniversary thereafter until fully vested.

Severance and Change in Control Arrangements

We entered into Severance and Change in Control Agreements with each of our named executive officers to encourage continued attention and dedication to duties without distraction arising from the possibility of a change in control of our company and provide the business with a smooth transition in the event of a change in control. The terms of the agreements are identical. For a detailed description of the Severance and Change in Control Agreements, see “Potential Payments Upon Termination or Change in Control—Severance and Change in Control Agreements” below.

These severance and change in control arrangements are designed to retain these executives in these key positions as we compete for talented executives in the marketplace where such protections are commonly offered. These arrangements provide benefits to encourage the executives to continue to provide necessary or desirable service to us during a change in control and to ease the transition of the executives due to an unexpected employment termination by us due to changes in our employment needs.

Other Elements of Compensation and Perquisites

401(k) Plan. We have a Section 401(k) Savings/Retirement Plan, or 401(k) Plan, to cover our eligible employees and any designated affiliate. The 401(k) Plan permits our eligible employees to defer up to 100% of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code. The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. We currently make no matching contributions to the 401(k) Plan. Our employees are eligible to participate in the 401(k) Plan, as well as the insurance programs discussed below, on the first day of the month coinciding with or immediately following the first day of employment.

Medical Insurance. We, at our sole cost, provide to each eligible employee (including each named executive officer), and his or her spouse and children such health, dental and optical insurance as we, in our sole discretion, may from time to time make available to our employees. Such insurance programs are part of an overall broad-based total compensation program designed to facilitate our ability to attract and retain employees as we compete for talented individuals in the marketplace where such benefits are commonly offered.

Life and Disability Insurance. We, at our sole cost, provide each eligible employee (including each named executive officer) such disability and/or life insurance as we, in our sole discretion, may from time to time make available to our employees. Such insurance programs are part of an overall broad-based total compensation program designed to facilitate our ability to attract and retain employees as we compete for talented individuals in the marketplace where such benefits are commonly offered.

Policies with Respect to Equity Compensation Awards

We grant all stock option awards based on the fair market value as of the date of grant. We do not have a policy of granting stock option awards at other than the fair market value. The exercise price for each stock option grants is based on the last quoted price per share on the NASDAQ Capital Market on the date of grant. We do not have a policy and do not intend to have a policy or practice to select option grant dates for executive officers in coordination with the release of material non-public information.

We also have an insider trading policy that prohibits our named executive officers and Board members from engaging in short-term or speculative transactions in our stock, including short sales.

Summary Compensation Table

The following table provides compensation information for the years ended December 31, 2011, 2010 and 2009 for each of our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)		All Other Compensation ($)		Total ($)
Joseph K. Belanoff, M.D.,	2011	$467,084	—	$3,057,026		—		$3,524,110
Chief Executive Officer	2010	$453,480	$454,000	—		—		$907,480
	2009	$440,272	—	$989,486	(2)	—		$1,429,758

G. Charles Robb,	2011	$100,000	—	$1,380,000		—		$1,480,000
Chief Financial Officer(4)

Caroline M. Loewy,	2011	$177,497	—	—		—		$177,497
Chief Financial Officer(5)	2010	$309,000	$93,000	—		—		$402,000
	2009	$300,000	—	—		—		$300,000

Robert L. Roe, M.D.,	2011	$430,455	—	$1,146,384	(3)	—		$1,576,839
President	2010	$417,918	$315,000	—		$900	(7)	$733,818
	2009	$405,745	—	$395,794	(2)	$1,800	(7)	$803,339

Steven Lo, Vice President of	2011	$309,000	—	—		—		$309,000
Commercial Operations(6)	2010	$88,636	$25,000	$1,084,000				$1,197,636

Anne LeDoux,	2011	$227,287	—	$382,128		—		$609,415
Vice President and Controller	2010	$220,667	$66,000	—		—		$286,667
(Chief Accounting Officer)	2009	$214,240	—	$113,588		—		$327,828

(1)

Amounts shown do not reflect compensation actually received by the named executive officers or the actual value that may be recognized by the named executive officers with respect to these awards in the future. Instead, the amounts shown represent the grant date fair value of the awards as of the date of grant. The relevant assumptions used to calculate the value of the option awards are set forth in Part IV—Item 15(1)—Financial Statements, Notes to Financial Statements, Note 9— “Preferred Stock and Stockholders’ Equity—Stock-Based Compensation Related to Employees and Director Options” in our Annual Report on Form 10-K for the year ended December 31, 2011.

(2)

The stock option grants awarded in 2009 to Joseph K. Belanoff, M.D. and Robert L. Roe, M.D., are each comprised of two parts. One-half of the shares of each award (500,000 shares for Dr. Belanoff and 200,000 shares for Dr. Roe) is a service-based award that vests pro rata over a four-year period at the rate of 2.0834% on the monthly anniversary of the date of grant, until fully vested. The remaining one-half of each award (500,000 shares for Dr. Belanoff and 200,000 shares for Dr. Roe) vested in its entirety upon the occurrence of the approval of the NDA for the Company’s first product by the FDA, which occurred in February 2012. The grant date fair value for these performance grants are $535,136 for the 500,000 share performance award to Dr. Belanoff and $214,054 for the 200,000 share performance award to Dr. Roe.

(3)

The stock option grant awarded in 2011 to Robert L. Roe, M.D., is comprised of two parts. One-half of the shares of the award (150,000 shares) is a service-based award that vests pro rata over a four-year period at the rate of 2.0834% on the monthly anniversary of the date of grant, until fully vested. The remaining one-half of the award (150,000 shares) vested in its entirety upon the occurrence of the approval of the NDA for the Company’s first product by the FDA, which occurred in February 2012. The grant date fair value for this performance grant is $573,192 for the 150,000 share performance award to Dr. Roe.

(4)	G. Charles Robb joined us as Chief Financial Officer in September 2011.

(5)

Caroline Loewy resigned her position as Chief Financial Officer in June 2011. She continued to serve us as a consultant from July 1, 2011 through December 31, 2011, for which her compensation consisted of continued monthly vesting of her stock options through that date.

(6)	Steven Lo joined us in September 2010 as Vice President of Commercial Operations.

(7)

The amounts shown for Dr. Roe represent compensation in lieu of contributions to a Health Savings Account, which is a benefit provided to our other employees. Dr. Roe is not eligible to participate in a Health Savings Account by virtue of his having continued health coverage from a former employer.

Grants of Plan-Based Awards During 2011

The following table summarizes the grants of stock and option awards we made to the named executive officers in 2011.

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Option Awards: Number of Securities Underlying Options(1) (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(2) ($)
		Threshold (#)	Target (#)		Maximum (#)
Joseph K. Belanoff, M.D.	5/19/11	—	—		—	800,000	$4.42	$3,057,026
G. Charles Robb(4)	9/01/11	—	—		—	600,000	$2.70	$1,380,000
Caroline M. Loewy,(5)	—	—	—		—	—	—	—
Robert L. Roe, M.D.(3)	5/19/11	—	150,000	(3)	—	150,000	$4.42	$1,146,384
Steven Lo(5)	—	—	—		—	—	—	—
Anne LeDoux	5/19/11	—	—		—	100,000	$4.42	$382,128

(1)	All options were granted under our 2004 Equity Incentive Plan.

(2)

The value of the option award is based on the fair value as of the grant date of the award multiplied by the number of shares. Refer to Note 9—“Preferred Stock and Stockholders’ Equity—Stock-Based Compensation Related to Employees and Director Options” included in Part IV—Item 15(1)—Financial Statements, Notes to Financial Statements, herein for the relevant assumptions used to determine the valuation of our option awards.

(3)

The stock option grant awarded to Robert L. Roe, M.D., is comprised of two parts. One-half of the shares of the award (150,000 shares) is a service-based award that vests pro rata over a four-year period at the rate of 2.0834% on the monthly anniversary of the date of grant, until fully vested. The remaining one-half of the award (150,000 shares) vested in its entirety upon the occurrence of the approval of the NDA for the Company’s first product by the FDA, which occurred in February 2012. The grant date fair value for this performance grant is $573,192 for the 150,000 share performance award to Dr. Roe.

(4)

The stock option grant awarded to Mr. Robb vests over a four year period with 25% vesting on the first annual anniversary of Mr. Robb’s date of employment and the remainder vesting at the rate of 2.08334% on each monthly anniversary thereafter until fully vested.

(5)	There were no new option grants during 2011 to Ms. Loewy or Mr. Lo.

Outstanding Equity Awards At Fiscal Year-End

The following table summarizes unexercised options that have not vested and related information for each of our named executive officers as of December 31, 2011.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)		Option Expiration Date
Joseph K. Belanoff, M.D.	4/16/2007 3/26/2009 5/19/2011	1,000,000 343,761 116,670	(4) (3)	— 156,239 683,330	(4) (3)	— 500,000 —	(4)	$ $ $	1.50 1.19 4.42	4/16/2017 3/26/2019 5/19/2021
G. Charles Robb	9/01/2011	—		600,000	(1)	—			$2.70	9/01/2021
Caroline M. Loewy	11/28/2008	616,680	(6)	—		—			$1.02	11/28/2018
Robert L. Roe, M.D.	11/23/2003 2/10/2005 3/2/2006 4/16/2007 3/26/2009 5/19/2011	100,000 100,000 50,000 525,000 137,504 21,875	(4) (5)	— — — — 62,496 128,125	(4) (5)	— — — — 200,000 150,000	(4) (5)	$ $ $ $ $ $	7.00 4.82 4.95 1.50 1.19 4.42	11/23/2013 2/10/2015 3/2/2016 4/16/2017 3/26/2019 5/19/2021
Steven Lo	9/24/2010	125,000	(2)	275,000	(2)	—			$3.51	9/24/2020
Anne M. LeDoux	4/16/2004 10/6/2004 9/23/2005 4/16/2007 3/26/2009 5/19/2011	17,500 42,500 15,000 125,000 85,940 14,583	(3) (3)	— — — — 39,060 85,417	(3) (3)	— — — — — —		$ $ $ $ $ $	12.00 7.73 5.70 1.50 1.19 4.42	4/16/2014 10/6/2014 9/23/2015 4/16/2017 3/26/2019 5/19/2021

(1)	The option vests at the rate of 25% at the first anniversary of the grant date and, thereafter, at the rate of 2.08334% per month, until fully vested.

(2)	The option vests at the rate of 25% at the first anniversary of the grant date and, thereafter, at the rate of 2.0834% per month, until fully vested.

(3)	The option vests at the rate of 2.0834% per month until fully vested.

(4)

The stock option grants awarded to Joseph K. Belanoff, M.D. and Robert L. Roe, M.D., in 2009 are each comprised of 2 parts. One-half of the shares of each award (500,000 shares for Dr. Belanoff and 200,000 shares for Dr. Roe) is a service-based award that vests prorata over a four-year period at the rate of 2.0834% on the monthly anniversary of the date of grant, until fully vested. The remaining one-half of each award (500,000 shares for Dr. Belanoff and 200,000 shares for Dr. Roe) vested in its entirety in February 2012 upon the occurrence of the approval of the NDA for our first product by the FDA.

(5)

The stock option grant awarded to Robert L. Roe, M.D., in 2011 is comprised of two parts. One-half of the shares of the award (150,000 shares) is a service-based award that vests pro rata over a four-year period at the rate of 2.0834% on the monthly anniversary of the date of grant, until fully vested. The remaining one-half of the award (150,000 shares) vested in its entirety in February 2012 upon the occurrence of the approval of the NDA for our first product by the FDA.

(6)

Ms. Loewy’s option vested at the rate of 25% at the first anniversary of the grant date and, thereafter, at the rate of 2.08334% through December 31, 2011, at which time the unvested portion of the grant (183,320 shares) was cancelled.

To date, no stock awards have been granted to any of our named executive officers.

Option Exercises in 2011

The following table includes certain information with regard to options exercised by our named executive officers during 2011.

Name	Option Exercises
	Number of Shares Acquired (#)	Value Realized on Exercise ($)
Joseph K. Belanoff, M.D.	—	—
G. Charles Robb	—	—
Caroline M. Loewy	—	—
Robert L. Roe, M.D.	175,000	$544,399
Steven Lo	—	—
Anne LeDoux	—	—

Pension Benefits

None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

Nonqualified Deferred Compensation

None of our named executives participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Potential Payments Upon Termination or Change in Control

Severance and Change in Control Agreements

We have entered into Severance and Change in Control Agreements with each of our named executive officers: Joseph K. Belanoff, M.D., Chief Executive Officer; Robert L. Roe, M.D., President; G. Charles Robb, Chief Financial Officer, Steven Lo, Vice President of Commercial Operations and Anne M. LeDoux, Vice President and Controller (Chief Accounting Officer). The terms of the agreements are identical. Due to Ms. Loewy’s termination of employment, her Severance and Change in Control Agreement is no longer in effect; no amounts were paid to her under this agreement. The agreements provide that, if employment is terminated without cause or for good reason regardless of whether it is in connection with a change in control, the executive will be eligible for 12 months of his or her then current base salary and continued health insurance coverage for such 12-month period. In addition, the agreements provide for the full vesting of all outstanding equity awards in the event the executive employment is terminated without cause or for good reason within 18 months following a change in control. The receipt of any severance will be subject to the executive signing and not revoking a separation agreement and release of claims in a form reasonably acceptable to us within 60 days following executive’s termination of employment. No severance will be paid or provided until the separation agreement and release of claims becomes effective.

The following table reflects compensation payable to each named executive officer under a change in control or various employment termination events. The amounts shown below assume that (i) a change in control of our company occurred on December 31, 2011 or (ii) such named executive officer terminated employment with our company effective as of December 31, 2011, and estimate the value to the named executive officer as a result of each triggering event.

Name	Benefit	Termination Without Cause		Involuntary Termination Other Than for Death, Disability or Cause Within 18 Months of Change in Control
Joseph K. Belanoff, M.D.	Base Salary Accelerated Vesting, of Stock Options(1) Health Benefit	$ $	467,084 — 20,198	$ $ $	467,084 1,463,413 20,198	(2)

	Total		$487,282		$1,950,695

G. Charles Robb	Base Salary Accelerated Vesting, of Stock Options(1) Health Benefit	$ $	300,000 — 2,351	$ $ $	300,000 432,000 2,351	(2)

	Total		$302,351		$734,351

Robert L. Roe, M.D.	Base Salary Accelerated Vesting, of Stock Options(1) Health Benefit	$ $	430,455 — 17,341	$ $ $	430,455 585,366 17,341	(2)

	Total		$447,796		$1,033,162

Steven Lo	Base Salary Accelerated Vesting, of Stock Options(1) Health Benefit	$ $	309,000 — 19,457	$ $ $	309,000 — 19,457	(2)

	Total		$328,457		$328,457

Anne M. LeDoux	Base Salary Accelerated Vesting, of Stock Options(1) Health Benefit	$ $	227,287 — 26,016	$ $ $	227,287 87,104 26,016	(2)

	Total		$253,303		$340,407

(1)	Assumes that the stock options were assumed or substituted by the successor entity to our company or a parent or subsidiary of the successor entity.

(2)

For unvested options held by named executive officers as of December 31, 2011, the value ascribed to the change in control acceleration features under the Severance and Change in Control Agreements is calculated as follows:

a.

For option grants to these individuals where the closing stock price for our company’s common stock on the NASDAQ Capital Market as of December 31, 2011 exceeded the exercise price of the option grant, the value of the acceleration benefit on change in control has been calculated as the difference between these factors multiplied by the number of unvested shares in each of these option awards as of that date.

b.

There is no value ascribed to any unvested shares for any option grants to these individuals where the exercise price of the option grant equaled or exceeded the closing stock price for our company’s common stock on the NASDAQ Capital Market as of December 31, 2011.

Risk Assessment of Compensation Programs

Our Compensation Committee and Board have determined that our compensation policies, plans and practices are appropriately balanced and do not create risks that are reasonably likely to have a material adverse effect on the Company. To make this determination, they reviewed the compensation policies, plans and practices for our executive officers and employees assessing such features as design, payment methodology, relationship to the Company’s performance and length of performance period, and oversight and controls as compared to the compensation practices that they have seen in similar companies in our stage of development. During the review several risk mitigating factors inherent in the Company’s compensation practices were noted, including the Compensation Committee’s and management’s discretion in approving executive and employee compensation and establishing performance goals for short term and long term compensation plans, the balance between fixed and variable pay and the mix of short- and long-term incentives that encourage consistent performance over a sustained period, thus aligning the interests of our executive officers and employees with that of our stockholders.

DIRECTOR COMPENSATION

The following table provides compensation information for the one year period ended December 31, 2011, for each member of our Board.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		All Other Compensation ($)		Total ($)
James N. Wilson(2) (7)	—	—	(2)	$951,091	(2)(7)	$951,091
Joseph K. Belanoff, M.D.(3)	—	—		—		—
G. Leonard Baker, Jr.(6)	$15,000	$114,638	(4)	—		$129,638
Joseph C. Cook, Jr.(6)	$15,000	$114,638	(4)	—		$129,638
Patrick G. Enright(6)	$25,000	$114,638	(4)	—		$139,638
James A. Harper(5)	$5,625	—		—		$5,625
David L. Mahoney(6)	$25,000	$114,638	(4)	—		$139,638
Joseph L. Turner(6)	$25,000	$191,064	(4)	—		$216,064

(1)

Amounts shown do not reflect compensation actually received by the directors or the actual value that may be recognized by the directors with respect to these awards in the future. Instead, the amounts shown represent the grant date fair value of the awards. The relevant assumptions used to calculate the value of the option awards are set forth in Part IV—Item 15(1)—Financial Statements, Notes to Financial Statements, Note 9—“Preferred Stock and Stockholders’ Equity—Stock-Based Compensation Related to Employees and Director Options” herein.

(2)

Mr. Wilson is an employee director. He receives compensation in his role as an employee providing advice and business insight. The entire amount shown as Other Compensation for Mr. Wilson is salary paid in regard to his services as an employee. He receives no additional compensation in his capacity as a director. During 2011, Mr. Wilson received cash compensation in the amount of $186,834 and was granted an option for 200,000 shares with a grant date fair value of $764,257. As of December 31, 2011, Mr. Wilson has an aggregate number of shares represented by option awards outstanding of 850,000 shares.

(3)

Dr. Belanoff is a full time employee and a named executive officer and is compensated in that capacity. He receives no additional compensation in his capacity as a director. See “Outstanding Equity Awards At Fiscal Year-End” table above for the aggregate number of shares represented by option awards outstanding that have been granted to Dr. Belanoff.

(4)

During 2011, Mr. Turner, as chairman of the Audit Committee, was granted an option for 50,000 shares with a grant date fair value of $191,064 and Messrs Baker, Cook, Enright, and Mahoney were each granted an award for 30,000 shares with a grant date fair value of $114,638. All of these awards vest prorata over a one-year period at the rate of 8.3334% on the monthly anniversary of the date of grant, until fully vested.

(5)	The term on the Board for Mr. Harper was completed in May 2011 at the time of our annual meeting.
(6)

As of December 31, 2011, the following are the aggregate number of shares represented by option awards outstanding that have been granted to each of our non-employee directors: Mr. Baker: 150,000; Mr. Cook: 195,000; Mr. Enright: 160,000; Mr. Harper: 150,000; Mr. Mahoney: 260,000 and Mr. Turner: 130,000 shares.

(7)

In addition, on February 17, 2012, the FDA approved our lead product candidate, Korlym™ (mifepristone) 300 mg Tablets, as a once-daily oral medication for treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. As a result of that approval, our Board approved a bonus to Mr. Wilson in his capacity as an employee in the amount of $192,439. See discussion under the “Executive Summary” and “Executive Compensation – Performance-based Compensation” sections of the Compensation Discussion and Analysis.

Non-employee directors receive a director fee from us for their services as members of the Board in the amount of $15,000 per year. Members of the Audit Committee receive an additional $10,000 per year. New directors receive an initial stock option grant of 70,000 shares of our common stock in connection with their initial election to the Board. The initial director options vest with respect to 25% of the shares on the first anniversary of the date of the grant and, thereafter, at the rate of 2.0834% per month, until fully vested, subject to the director’s continued service. Non-employee directors who are reelected at the Annual Meeting each receive a stock option grant that vests over the one year term as director at the rate of 8.3334% per month from the date of the Annual Meeting until fully vested, subject to the director’s continued service. The chairmen of the Audit Committee and the Compensation Committee may each receive an additional grant of our common stock with a similar one-year vesting provision. The amounts of the annual grants are determined each year.

In May 2011, Joseph L. Turner, the chairman of the Audit Committee received a stock option grant for 50,000 shares of our stock and all other non-employee directors that were reelected in May 2011 received grants of 30,000 shares of our common stock. Directors are reimbursed for certain expenses in connection with attending Board and committee meetings.

We have entered into a Severance and Change in Control Agreement with James N. Wilson, Chairman of the Board. The agreement with Mr. Wilson provides that if his employment or service on the Board terminates involuntarily without cause or good reason within 18 months of a change in control all of his outstanding equity awards shall become fully vested. Mr. Wilson will only receive severance under this agreement if he signs and does not revoke a separation agreement and release of claims in a form reasonably acceptable to our Company within 60 days following termination of employment. No severance will be provided to Mr. Wilson until the separation agreement and release of claims becomes effective.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

For the year ended December 31, 2011, G. Leonard Baker, Jr., Joseph C. Cook, Jr., and David L. Mahoney served as members of our Compensation Committee. In addition, James A. Harper served as a member of our Compensation Committee from January through May 19, 2011, at which time he retired from our board. None of the members of our Compensation Committee is currently, or has been, an officer or employee of our company. No interlocking relationship exists, or in the past year has existed, between any member of our Compensation Committee and any member of any other company’s board of directors or compensation committee.

COMPENSATION COMMITTEE REPORT*

The Compensation Committee of the Board, or Compensation Committee, has furnished this report on executive compensation. None of the members of the Compensation Committee is currently our officer or employee and all are “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act and “outside directors” for purposes of Section 162(m) of the Internal Revenue Code. The Compensation Committee is responsible for designing, recommending to the Board for approval and evaluating our compensation plans, policies and programs and reviewing and approving the compensation of the Chief Executive Officer and other officers and directors.

This report, filed in accordance with Item 407(e)(5) of Regulation S-K, should be read in conjunction with the other information relating to executive compensation which is contained elsewhere in Annual Report on Form 10-K for the year ended December 31, 2011 and is not repeated here.

In this context, the Compensation Committee hereby reports as follows:

1. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K contained herein with management; and

2. Based on the review and discussions referred to in paragraph (1) above, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2011.

COMPENSATION COMMITTEE
G. LEONARD BAKER, JR., CHAIRMAN
JOSEPH C. COOK, JR.
DAVID L. MAHONEY

*	The material in this report is not soliciting material, and is not deemed filed with the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding ownership of our common stock as of March 2, 2012 or earlier date for information based on filings with the SEC by (a) each person known to us to own more than 5% of the outstanding shares of our common stock, (b) our directors, (c) our Chief Executive Officer and each other executive officer named in the compensation tables appearing later in this proxy statement and (d) all directors and executive officers as a group. The information in this table is based solely on statements in filings with the SEC or other information we believe to be reliable. Percentage of ownership is based on 84,354,325 shares of common stock outstanding as of March 2, 2012. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to the shares. Shares of common stock subject to outstanding options and warrants exercisable within 60 days of March 2, 2012 are deemed outstanding for computing the percentage of ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of Shares Beneficially Owned
5% Stockholders
Longitude Venture Partners, LP and affiliated entities and individuals(3)	15,852,491	18.1%
Sutter Hill Ventures and affiliated entities and individuals(4)	13,662,391	15.9%
Federated Investors, Inc. and affiliated entities(5)	5,505,247	6.5%
Ingalls & Snyder, LLC and affiliated entities(6)	4,998,552	5.9%

Directors and Named Executive Officers
Patrick G. Enright(3)	15,852,491	18.1%
G. Leonard Baker, Jr.(7)	9,011,708	10.5%
Joseph K. Belanoff(8)	4,832,963	5.6%
James N. Wilson(9)	3,393,111	4.0%
Joseph C. Cook, Jr.(10)	2,791,965	3.3%
David L. Mahoney(11)	1,417,871	1.7%
Robert L. Roe(12)	1,285,554	1.5%
Anne M. LeDoux(13)	319,274	*
Steven Lo(14)	158,338	*
Joseph L. Turner(15)	85,000	*
G. Charles Robb(16)	1,258	*

All directors and executive officers as a group (11 persons)(17)	39,149,533	41.5%

*	Less than 1% of our outstanding common stock.

(1)	Unless otherwise indicated, the address of each of the named individuals is c/o Corcept Therapeutics, 149 Commonwealth Drive, Menlo Park, California 94025.

(2)

Beneficial ownership of shares is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power, or of which a person has the right to acquire ownership within 60 days after March 2, 2012. Except as otherwise noted, each person or entity has sole voting and investment power with respect to the shares shown.

(3)

Consists of (a) 12,406,033 shares held by Longitude Venture Partners, LP, and 3,091,479 shares that may be acquired by that entity within 60 days of March 2, 2012 pursuant to warrants, (b) 170,896 shares held by Longitude Capital Associates, L.P. and 26,583 shares that may be acquired by that entity within 60 days of March 2, 2012 pursuant to warrants and (c) 157,500 shares that may be acquired by Patrick Enright within 60 days of March 2, 2012 pursuant to options. Juliet Tammenoms Bakker and Mr. Enright may be deemed to have shared voting and investment power over the shares held by Longitude Venture Partners, LP, and Longitude Capital Associates, L.P. Each of these individuals disclaims beneficial ownership of all such shares, except to the extent of his or her pecuniary interest therein. The address for Longitude Capital is 800 El Camino Real, Suite 220, Menlo Park, California 94025. Mr. Enright is a member of our Board and a managing member of Longitude Capital Partners, LLC, the general partner of each of Longitude Venture Partners, LP, and Longitude Capital Associates, L.P.

(4)

Consists of: (a) 5,036,602 shares held by Sutter Hill Ventures, A California Limited Partnership, which is referred to as Sutter Hill Ventures, and 645,186 shares that may be acquired by that entity within 60 days of March 2, 2012 pursuant to warrants, (b) 29,273 shares held by Sutter Hill Entrepreneurs Fund (AI), L.P., which is referred to as SHAI, (c) 74,113 shares held by Sutter Hill Entrepreneurs Fund (QP), L.P., which is referred to as SHQP, (d) 205,439 shares of common stock held by G. Leonard Baker, Jr., one of our directors, (e) 1,208,902 shares held by Mr. Baker, as Trustee of The Baker Revocable Trust, and 232,437 shares that may be acquired by that trust within 60 days of March 2, 2012 pursuant to warrants, (f) 839,059 shares held by Saunders Holdings, L.P. of which Mr. Baker is a general partner, and 115,015 shares that may be acquired by that entity within 60 days of March 2, 2012 pursuant to warrants, (g) 379,733 shares held by the Sutter Hill Ventures Profit Sharing Plan, for the benefit of Mr. Baker, and 98,449 shares that may be acquired by that entity within 60 days of March 2, 2012 pursuant to a warrant, (h) 147,500 shares that may be acquired by Mr. Baker within 60 days of March 2, 2012 pursuant to options and (i) 4,109,004 shares held by individuals other than Mr. Baker who are affiliated with Sutter Hill Ventures or entities affiliated with such individuals, and 541,679 shares that may be acquired by such individuals and entities within 60 days of March 2, 2012 pursuant to warrants. Mr. Baker may be deemed to have shared voting and investment power with respect to the shares and warrants held by The Baker Revocable Trust and Saunders Holdings, L.P. Mr. Baker, Sutter Hill Ventures, SHAI and SHQP do not have any voting or investment power with respect to the shares held by individuals affiliated with Sutter Hill Ventures and entities affiliated with such individuals referenced under part (i) of this note. Mr. Baker, David L. Anderson, William H. Younger, Jr., Tench Coxe, Gregory P. Sands, James C. Gaither, James N. White, Jeffrey W. Bird, David E. Sweet, Andrew T. Sheehan and Michael L. Speiser, referred to collectively as the Sutter Hill Principals, may be deemed to have shared voting and investment power with respect to the shares held by Sutter Hill Ventures, SHAI and SHQP. As a result of the shared voting and dispositive powers referenced herein, Messrs. Baker, Anderson, Younger, Coxe, Sands, Gaither, White, Bird, Sweet, Sheehan and Speiser may each be deemed to beneficially own the shares held by Sutter Hill Ventures, SHAI and SHQP. Each of these individuals disclaims beneficial ownership of all holdings reflected herein, except to the extent of his individual pecuniary interest therein. The address for Sutter Hill Ventures and affiliates is 755 Page Mill Road, Suite A-200, Palo Alto, CA 94304. Mr. Baker, a member of our Board of Directors, is also a managing director of the general partner of Sutter Hill Ventures.

(5)

Includes (a) 4,526,225 shares beneficially held by registered investment companies and separate accounts advised by subsidiaries of Federated Investors, Inc., or Federated, that have been delegated the power to direct investments and power to vote the securities by the registered investment companies’ board of trustees or directors and by the separate accounts’ principals and (b) 979,022 shares that may be acquired by such entities within 60 days of December 31, 2011 pursuant to warrants. The foregoing beneficial ownership information is based on information obtained from the Amendment No. 2 to Form 13G filed by Federated Investors, Inc. with respect to its holdings as of December 31, 2011. Federated is the parent holding company of Federated Equity Management Company of Pennsylvania and Federated Global Investment Management Corp., collectively referred to herein as the Investment Advisers, which act as investment advisers to registered investment companies and separate accounts that own shares of our common stock. The Investment Advisers are wholly owned subsidiaries of FII Holdings, Inc., which is wholly owned subsidiary of Federated. All of Federated’s outstanding voting stock is held in the Voting Shares Irrevocable Trust, or the Trust, for which John F. Donahue, Rhodora J. Donahue and J. Christopher Donahue act as trustees, collectively referred to herein as the Trustees. The Trustees exercise collective voting control over Federated. Each of Federated, the Trust and the Trustees disclaims beneficial ownership of all holdings reflected herein, except to the extent of his individual pecuniary interest therein. Federated’s address is Federated Investors Tower, Pittsburgh, PA 15222-3779.

(6)

Includes (a) 4,298,552 shares held by Ingalls & Snyder LLC, or Ingalls, for the benefit of Ingalls & Snyder Value Partners, L.P., or ISVP, or other investment advisory clients and (b) 700,000 shares that may be acquired by ISVP within 60 days of December 31, 2011 pursuant to a warrant. Information regarding the holdings of Ingalls and ISVP is based on information obtained from Form 13G filed by Ingalls with respect to its holdings as of December 31, 2011. ISVP is an investment partnership managed under an investment advisory contract by Ingalls, a registered broker dealer and a registered investment advisor. Ingalls holds investment authority but not voting authority over shares held by its investment advisory clients. Mr. Thomas O. Boucher, Jr., a Managing Director of Ingalls, and Mr. Robert L. Gipson and Adam Janovic, Senior Directors of Ingalls, are the general partners of ISVP and share investment and voting power over the shares held by ISVP. Each of these individuals disclaims beneficial ownership of all such shares, except to the extent of his individual pecuniary interest therein. The address for Ingalls and ISVP is 61 Broadway, New York, New York 10006.

(7)	Mr. Baker’s beneficial holdings include all shares referenced in footnote (4) other than the shares and warrants referenced under part (i) of footnote (4).

(8)

Includes (a) 2,068,768 shares that may be acquired by Dr. Belanoff within 60 days of March 2, 2012 pursuant to options, (b) 300,000 shares held as custodian for Edward G. Belanoff and (c) 300,000 shares held as custodian for Julia E. Belanoff under the California Uniform Transfers to Minors Act over which Dr. Belanoff has voting control.

(9)

Includes (a) 529,174 shares that may be acquired by Mr. Wilson within 60 days of March 2, 2012 pursuant to options, (b) 1,954,511 shares held by the James N. Wilson and Pamela D. Wilson Trust, (c) 891,774 shares held by the James and Pamela Wilson Family Partners and (d) 17,652 shares that may be acquired by the James and Pamela Wilson Family Partners within 60 days of March 2, 2012 pursuant to a warrant. Mr. Wilson has voting power over the shares held by the James N. Wilson and Pamela D. Wilson Trust and the James and Pamela Wilson Family Partners pursuant to voting agreements. Mr. Wilson disclaims beneficial ownership of all of such shares, except to the extent of his pecuniary interest therein.

(10)

Consists of (a) 1,230,193 shares and 193,258 shares that may be acquired within 60 days of March 2, 2012 pursuant to warrants that are held jointly by Joseph C. Cook, Jr. and Judith Cook, (b) 234,762 shares held by Farview Management, Co. L.P., a Texas limited partnership, and 14,402 shares that may be acquired by that entity within 60 days of March 2, 2012 pursuant to a warrant, (c) 476,016 shares held by the Joseph C. Cook, Jr., IRA Rollover, or Cook IRA, and 86,839 shares that may be acquired by the Cook IRA within 60 days of March 2, 2012 pursuant to a warrant, (d) 350,000 shares held by the Judith E. and Joseph C. Cook, Jr. Foundation, Inc. and 13,995 shares that may be acquired by that entity within 60 days of March 2, 2012 pursuant to a warrant and (e) 192,500 shares that may be acquired by Mr. Cook within 60 days of March 2, 2012 pursuant to options. Mr. Cook and Judith E. Cook may be deemed to have shared voting and investment power over the shares held by the Cook Foundation. Each of these individuals disclaims beneficial ownership of all such shares, except to the extent of his or her pecuniary interest therein. Mr. Cook and Judith E. Cook may be deemed to have shared voting and investment power over the shares held in joint name. Mr. Cook is a member of our Board of Directors.

(11)

Includes (a) 970,581 shares held by the David L. Mahoney and Winnifred C. Ellis 1998 Family Trust, and 114,790 shares that may be acquired by the Trust within 60 days of March 2, 2012 pursuant to warrants, (b) 75,000 shares held by the Black Dog Private Foundation, of which Mr. Mahoney is the president and (c) 257,500 shares that may be acquired by Mr. Mahoney within 60 days of March 2, 2012 pursuant to options. Mr. Mahoney is a member of our Board.

(12)	Includes 1,283,547 shares that may be acquired by Dr. Roe within 60 days of March 2, 2012 pursuant to options.

(13)	Consists of 319,274 shares that may be acquired by Ms. LeDoux within 60 days of March 2, 2012 pursuant to options.

(14)	Consists of 158,338 shares that may be acquired by Mr. Lo within 60 days of March 2, 2012 pursuant to an option.

(15)	Consists of 85,000 shares that may be acquired by Mr. Turner within 60 days of March 2, 2012 pursuant to options.

(16)	Mr. Robb has no options exercisable within 60 days of March 2, 2012.

(17)	Total number of shares includes common stock held by directors, executive officers and entities affiliated with directors and executive officers. See footnotes 1 through 4 and 7 through 16 above.

For a description of equity compensation plans approved by stockholders, see Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Securities Authorized for Issuance Under Equity Compensation Plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

As a matter of policy, all related-party transactions between us and any of our officers, directors, or principal stockholders, are approved by our Audit Committee or a majority of the independent and disinterested members of our Board, are on terms no less favorable to us than could be obtained from unaffiliated third parties and are in connection with bona fide business purposes.

2011 Public Offering.    On January 26, 2011, we sold 11.5 million shares of our common stock in an underwritten public offering at a price to the public of $3.90 per share for aggregate net proceeds of approximately $41.8 million after deducting the underwriters’ discount and commissions and other expenses of the offering. Longitude Venture Partners, LP purchased 750,000 shares in this transaction (approximately 6.5% of the shares sold) for approximately $2.9 million. Patrick Enright, who is a member of our board of directors, is a managing member of Longitude Capital Partners, LLC, the general partner of Longitude Venture Partners, LP.

2010 Warrant Financing.    On April 21, 2010 certain existing investors, including the related parties below, who had participated in a private placement in October 2009, which we refer to as the October 2009 Financing, exercised the warrants they purchased in the October 2009 Financing. For purposes of this section, we refer to this transaction as the 2010 Warrant Financing. The exercise price of these warrants was $1.66 per share, resulting in gross proceeds to us of approximately $7.1 million. Conditioned on the investors’ agreement to exercise their existing warrants, on April 21, 2010, we entered into a definitive agreement with such investors to raise approximately $0.5 million in additional gross proceeds in a private placement through the sale of warrants to purchase an aggregate of approximately 4.3 million shares of our common stock. The warrants were sold at $0.125 per share of common stock underlying these warrants. The warrants have a three-year term and a per share exercise price of $2.96. The closing of the 2010 Warrant Financing occurred on April 21, 2010.

In connection with the 2010 Warrant Financing, the following related parties purchased the shares of common stock and warrants at the aggregate purchase prices set forth below:

Name of Related Party	Number of Shares of Common Stock Purchased Upon Exercise of Warrants	Number of Shares Underlying New Warrants	Aggregate Amount Invested
Longitude Ventures Partners, L.P. and affiliated entity(1)	856,644	856,644	$1,529,110
Sutter Hill Ventures, L.P. and affiliated entity(2)	659,245	659,245	$1,176,752
Joseph C. Cook, Jr.(3)	134,617	134,617	$240,291
David L. Mahoney(4)	48,952	48,952	$87,379

(1)

Consists of (a) 839,811 shares of common stock issued upon the exercise of a warrant and a warrant to purchase 839,811 shares of common stock purchased by Longitude Venture Partners, L.P. and (b) 16,833 shares of common stock issued upon the exercise of a warrant and a warrant to purchase 16,833 shares of common stock purchased by Longitude Capital Associates. Patrick Enright, a member of our Board is a managing member of Longitude Capital Partners, the general partner of Longitude Venture Partners, L.P. and Longitude Capital Associates.

(2)

Consists of (a) 307,553 shares of common stock issued upon the exercise of a warrant and a warrant to purchase 307,553 shares of common stock purchased by Sutter Hill Ventures, L.P., (b) 98,449 shares of common stock issued upon the exercise of a warrant and a warrant to purchase 98,449 shares of common stock purchased by Wells Fargo Bank, N.A. FBO SHV Profit Sharing Plan FBO G. Leonard Baker, Jr., (c) 46,791 shares of common stock issued upon the exercise of a warrant and a warrant to purchase 46,791 shares of common stock purchased by Saunders Holdings, L.P., of which Mr. Baker is a general partner, (d) 70,867 shares of common stock issued upon the exercise of a warrant and a warrant to purchase 70,867 shares of common stock purchased by Wells Fargo Bank, N.A. FBO SHV Profit Sharing Plan FBO Tench Coxe, (e) 55,493 shares of common stock issued upon the exercise of a warrant and a warrant to purchase 55,493 shares of common stock purchased by Wells Fargo Bank, N.A. FBO SHV Profit Sharing Plan FBO William H. Younger, Jr., (f) 52,301 shares of common stock issued upon the exercise of a warrant and a warrant to purchase 52,301 shares of common stock purchased by Wells Fargo Bank, N.A. FBO SHV Profit Sharing Plan FBO David L. Anderson, (g) 8,437 shares of common stock issued upon the exercise of a warrant and a warrant to purchase 8,437 shares of common stock purchased by Gregory P. and Sarah J.D. Sands Trust under agreement dated 2/24/99, (h) 8,104 shares of common stock issued upon the exercise of a warrant and a warrant to purchase 8,104 shares of common stock purchased by The White Family Trust U/A/D 4/3/97, (i) 7,298 shares of common stock issued upon the exercise of a warrant and a warrant to purchase 7,298 shares of common stock purchased by Jeffrey W. and Christina R. Bird Trust under agreement dated 10/31/00, (j) 2,893 shares of common stock issued upon the exercise of a warrant and a warrant to purchase 2,893 shares of common stock purchased by Wells Fargo Bank, N.A. FBO SHV Profit Sharing Plan FBO David E. Sweet (Rollover) and (k) 1,059 shares of common stock issued upon the exercise of a warrant and a warrant to purchase 1,059 shares of common stock purchased by Sheehan 2003 Trust. G. Leonard Baker, Jr., a member of our Board, is a partner and managing director of Sutter Hill Ventures, L.P. and may be deemed to have beneficial ownership of the shares discussed in parts (a) through (c) of this footnote. See the discussion in “Security Ownership of Certain Beneficial Owners and Management” for a discussion regarding the beneficial ownership of the Sutter Hill Principals.

(3)

Consists of (a) 73,427 shares of common stock issued upon the exercise of a warrant and a warrant to purchase 73,427 shares of common stock purchased by Joseph C. Cook Jr. and Judith Cook, as Tenants in Common, and (b) 61,190 shares of common stock issued upon the exercise of a warrant and a warrant to purchase 61,190 shares of common stock purchased by the Joseph C. Cook, Jr. IRA, each of which are affiliated with Joseph C. Cook, Jr., a member of our Board.

(4)

Consists of 48,952 shares of common stock issued upon the exercise of a warrant and a warrant to purchase 48,952 shares of common stock purchased by The David L. Mahoney and Winnifred C. Ellis 1998 Family Trust, of which David L. Mahoney, a member of our Board, is a trustee.

On April 21, 2010, we entered into a Registration Rights Agreement, with the purchasers in the 2010 Warrant Financing pursuant to which we agreed to prepare and file a registration statement with the SEC, which was declared effective by the SEC on June 4, 2010 for purposes of registering the resale of the shares underlying the warrants and any shares of common stock issued as a dividend or other distribution with respect to such shares. We agreed, among other things, to indemnify the selling holders under the registration statement from certain liabilities and to pay all fees and expenses (excluding underwriting discounts and selling commissions and all legal fees of any selling holder) incident to our obligations under the Registration Rights Agreement.

2009 Financing.    On October 12, 2009, we entered into a definitive agreement with certain accredited investors for the private placement of 12,596,475 shares of our common stock and warrants to purchase 4,408,773 shares of our common stock, which we refer to as the October 2009 Financing. The securities were sold at a purchase price of $1.43 per unit, which consisted of one share of common stock and a warrant to purchase 0.35 shares of common stock. The warrants have a three-year term and an exercise price of $1.66 per share. The October 2009 Financing, which closed on October 16, 2009, generated approximately $17.3 million, after deducting costs of issuance.

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

The participation in the October 2009 Financing by these investors, to whom we refer collectively as the October 2009 Related Parties, are set forth in the table below:

Name of October 2009 Related Party	Number of Shares of Common Stock	Number of Shares Underlying Warrants	Aggregate Amount Invested
Longitude Ventures Partners, L.P. and affiliated entity(1)	2,447,553	856,644	$3,500,001
Sutter Hill Ventures, L.P. and affiliated entities(2)	1,883,556	659,245	$2,693,485
Joseph C. Cook, Jr.(3)	384,617	134,617	$550,002
Alta Biopharma Partners II, L.P. and affiliated entity(4)	349,651	122,378	$500,001
David L. Mahoney(5)	139,861	48,952	$200,001

(1)

Consists of (a) 2,399,459 shares of common stock and a warrant to purchase 839,811 shares of common stock purchased by Longitude Venture Partners, L.P. and (b) 48,094 shares of common stock and a warrant to purchase 16,833 shares of common stock purchased by Longitude Capital Associates. Patrick Enright, a member of our Board is a managing member of Longitude Capital Partners, the general partner of Longitude Venture Partners, L.P. and Longitude Capital Associates.

(2)

Consists of (a) 878,722 shares of common stock and a warrant to purchase 307,553 shares of common stock purchased by Sutter Hill Ventures, L.P., (b) 281,284 shares of common stock and a warrant to purchase 98,449 shares of common stock purchased by Wells Fargo Bank, N.A. FBO SHV Profit Sharing Plan FBO G. Leonard Baker, Jr., (c) 133,688 shares of common stock and a warrant to purchase 46,791 shares of common stock purchased by Saunders Holdings, L.P., (d) 202,479 shares of common stock and a warrant to purchase 70,867 shares of common stock purchased by Wells Fargo Bank, N.A. FBO SHV Profit Sharing Plan FBO Tench Coxe, (e) 158,551 shares of common stock and a warrant to purchase 55,493 shares of common stock purchased by Wells Fargo Bank, N.A. FBO SHV Profit Sharing Plan FBO William H. Younger, Jr., (f) 149,432 shares of common stock and a warrant to purchase 52,301 shares of common stock purchased by Wells Fargo Bank, N.A. FBO SHV Profit Sharing Plan FBO David L. Anderson, (g) 24,105 shares of common stock and a warrant to purchase 8,437 shares of common stock purchased by Gregory P. and Sarah J.D. Sands Trust under agreement dated 2/24/99, (h) 23,154 shares of common stock and a warrant to purchase 8,104 shares of common stock purchased by The White Family Trust U/A/D 4/3/97, (i) 20,850 shares of common stock and a warrant to purchase 7,298 shares of common stock purchased by Jeffrey W. and Christina R. Bird Trust under agreement dated 10/31/00, (j) 8,265 shares of common stock and a warrant to purchase 2,893 shares of common stock purchased by Wells Fargo Bank, N.A. FBO SHV Profit Sharing Plan FBO David E. Sweet (Rollover) and (k) 3,026 shares of common stock and a warrant to purchase 1,059 shares of common stock purchased by Sheehan 2003 Trust. G. Leonard Baker, Jr., a member of our Board, is a partner and managing director of Sutter Hill Ventures, L.P. and may be deemed to have beneficial ownership of the shares discussed in parts (a) through (c) of this footnote. See the discussion in “Security Ownership of Certain Beneficial Owners and Management” for a discussion regarding the beneficial ownership of the Sutter Hill Principals.

(3)

Consists of (a) 209,791 shares of common stock and a warrant to purchase 73,427 shares of common stock purchased by Joseph C. Cook Jr. and Judith Cook, as Tenants in Common, and (b) 174,826 shares of common stock and a warrant to purchase 61,190 shares of common stock purchased by the Joseph C. Cook, Jr. Rollover IRA. Joseph C. Cook, Jr., is a member of our Board.

(4)

Consists of (a) 337,245 shares of common stock and a warrant to purchase 118,036 shares of common stock purchased by Alta Biopharma Partners II, L.P. and (b) 12,406 shares of common stock and a warrant to purchase 4,342 shares of common stock purchased by Alta Embarcadero Biopharma Partners II, LLC. Edward E. Penhoet, Ph.D., who was a member of our Board at the time of the October 2009 Financing, is a director and a limited partner of Alta Biopharma Partners II, L.P. and a member of Alta Embarcadero Biopharma Partners II, LLC.

(5)	Consists of shares and warrants purchased by The David L. Mahoney and Winnifred C. Ellis 1998 Family Trust, of which David L. Mahoney, a member of our Board, is a trustee.

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

See discussion above regarding the exercise of the warrants from the October 2009 Financing in connection with the 2010 Warrant Financing.

Note receivable related to March 2008 Financing.    On February 6, 2009, we collected a note receivable of $6.0 million from Paperboy Ventures, LLC that had been issued in March 2008 in connection with the March 2008 Financing. The note was collected in full, including all accrued interest to that date and expenses associated with the note. Allen Andersson, the chairman of Paperboy Ventures, LLC. was a member of our Board of Directors from June 2007 to June 2009.

Dr. Roe Promissory Note.    We entered into an agreement with Robert L. Roe, M.D., our President, dated October 18, 2001, pursuant to which Dr. Roe received an option to purchase 250,000 shares of our common stock with an exercise price of $0.75 per share and a loan in the amount of $187,250, subject to interest rate of 6.5% and evidenced by a full-recourse promissory note to us to finance the exercise of the option. During 2011, Dr. Roe paid off the balance of the note and all accrued interest.

Severance and Change in Control Agreements.    In September 2008, we entered into Amended and Restated Severance and Change in Control Agreements with each of our executive officers at that time: Joseph K. Belanoff, M.D., Chief Executive Officer; Robert L. Roe, M.D., President; and Anne M. LeDoux, Chief Accounting Officer. The terms of the agreements are identical. Subsequently, as additional executive officers have joined our company (Steven Lo, Vice President for Commercial Operations, in September 2010 and G. Charles Robb, Chief Financial Officer, in September 2011) we entered into a Severance and Change in Control Agreement with each of them, the provisions of which are identical to the severance and change in control agreements with our other executive officers. The agreements provide that, if employment is terminated without cause or for good reason regardless of whether it is in connection with a change in control, the executive will be eligible for 12 months of his or her then current base salary and continued health insurance coverage for this same period. In addition, the agreements provide for the full vesting of all outstanding equity awards in the event the executive’s employment is terminated without cause or for good reason within 18 months following a change in control.

During 2008, we also entered into an Amended and Restated Severance and Change in Control Agreement with James N. Wilson, Chairman of our Board. The agreement with Mr. Wilson provides that if his employment or service on our Board terminates involuntarily without cause or good reason within 18 months of a change in control all of his outstanding equity awards shall become fully vested.

Director Indemnification Agreements.    We have entered into indemnification agreements with our directors and executive officers. Such agreements require us, among other things, to indemnify its officers and directors, other than for liabilities arising from willful misconduct of a culpable nature, and to advance their expenses incurred as a result of any proceedings against them as to which they could be indemnified.

See “Director Compensation” for a discussion of our director compensation policy.

Director Independence

Directors

Our Board is committed to corporate governance practices and values independent board oversight as an essential component of strong corporate performance. For example, five of our seven current directors qualify as independent according to the rules and regulations of NASDAQ. In February 2012, our Board undertook a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our Board determined that the following current directors are “independent” under current rules and regulations of NASDAQ:

G. Leonard Baker, Jr.

Joseph C. Cook, Jr.

Patrick G. Enright

David L. Mahoney

Joseph L. Turner

Additionally, one former member of the Board, James A. Harper, who completed his term on the Board in May 2011, was also determined to be “independent” under the current rules and regulations of NASDAQ.

Dr. Belanoff, our Chief Executive Officer, is an employee of our company and is therefore not “independent” under the rules of NASDAQ. Mr. Wilson, our Chairman of the Board, is an employee of our company and is therefore not “independent” under the rules of NASDAQ. Our Board believes that the current board leadership structure is appropriate for our company and our stockholders at this time.

Committees

Corporate Governance and Nominating Committee.    Our Corporate Governance and Nominating Committee currently consists of Joseph C. Cook, Jr. (Chairman), Joseph L. Turner and James N. Wilson. The Board has determined that Mr. Cook and Mr. Turner are “independent directors” for NASDAQ purposes. Although Mr. Wilson is our employee and therefore not an “independent director” for NASDAQ purposes, our director nomination process meets applicable NASDAQ requirements because our director nominees are selected by the independent members of the Board.

Audit Committee.    The Audit Committee currently consists of Joseph L. Turner (Chairman), Patrick G. Enright and David L. Mahoney. The Board has determined that all members of the Audit Committee are independent directors under the rules of the NASDAQ Stock Market and each of them is able to read and understand fundamental financial statements. In addition, the Board has determined that each member of the Audit Committee also satisfies the independence requirements of Rule 10A-3(b)(1) of the Exchange Act. The Board has determined that Mr. Enright is independent even though he falls outside the “safe harbor” definition set forth in Rule 10A-3(e)(1)(ii) under the Exchange Act because Longitude Venture Partners, LP and its affiliates own in excess of 10% of our common stock. Among other things, the Board considered Mr. Enright’s history of service and the percentage of common stock held by others, and it determined that he is not an “affiliated person” of our company who would be ineligible to serve on the Audit Committee. The Board has determined that each of Messrs. Turner, Mahoney and Enright qualifies as an “Audit Committee financial expert” as defined by Item 407(d)(5) of Regulation S-K of the Securities Act and the Exchange Act.

Compensation Committee.    The Compensation Committee currently consists of G. Leonard Baker, Jr. (Chairman), Joseph C. Cook, Jr. and David L. Mahoney. The Board has determined that all members of the Compensation Committee are independent directors under the rules of the NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Fees for audit services totaled approximately $651,000 in 2011 and $642,000 in 2010, including fees for professional services provided by Ernst & Young LLP, our independent registered public accounting firm, in connection with the integrated annual audit of our financial statements and internal control over financial reporting in 2011 and 2010, review of our quarterly financial statements included in Quarterly Reports on Forms 10-Q, comfort letters to underwriters in connection with public financing transactions, consultations on matters addressed during the audit, quarterly reviews, or reviews of financing transactions under consideration and services provided in connection with other statutory or regulatory filings, including consents.

Audit-Related Fees, Tax Fees, and All Other Fees

During 2011, we incurred fees for tax advisory services from our independent registered public accounting firm in the amount of approximately $20,000, in connection with our analysis of changes in ownership of our stock under Section 382 of the Internal Revenue Code. During 2010, we incurred fees for tax advisory services from our independent registered public accounting firm in the amount of approximately $19,000, in connection with our applications for grants under the United States Treasury’s Therapeutic Discovery Project Grant program. We incurred no fees for services in these categories for 2009.

Pre-approval of audit-related and non-audit services

Our Audit Committee has adopted a policy and procedures for the pre-approval of audit and permissible non-audit services rendered by our independent registered public accounting firm, Ernst & Young LLP. Under this policy, our Audit Committee must pre-approve all audit and non-audit services performed by the Company’s independent auditor in order to ensure that the provision of such services does not impair the auditor’s independence. The policy permits the engagement of the independent registered public accounting firm for services that are approved by our Audit Committee in defined categories such as audit services, audit-related services and tax services. Pre-approval may be given as part of our Audit Committee’s annual review and approval of the scope and estimated cost of non-audit services that may be provided by the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The Audit Committee has also delegated to the Chair of the Audit Committee the authority to pre-approve audit and non-audit services not prohibited by law to be performed by our independent registered public accounting firm and associated fees, provided that the Chair shall report any decision to pre-approve such audit or non-audit services and fees to the full Audit Committee at its next regular meeting. Our Audit Committee receives periodic reports on the scope of services provided and expected to be provided by the independent registered public accounting firm in the future.

Consistent with this policy, in 2011 and 2010 all audit and non-audit services (including audit-related fees, tax fees and all other fees) performed by our independent registered public accounting firm, Ernst & Young LLP, were pre-approved by the Audit Committee.

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

10.1†	2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) filed on February 10, 2004).

10.2

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

10.4

Master Services Agreement by and between Corcept Therapeutics Incorporated and PPD Development, LP, dated as of January 17, 2003 (incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1/A (File No. 333-112676) filed on March 19, 2004).

10.5#

Manufacturing Agreement with Produits Chimiques Auxiliaires et de Synthese SA, dated November 8, 2006 (incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K filed on April 2, 2007).

10.6

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

10.9†

Form of Indemnification Agreement for directors and officers approved by the Board of Directors on September 24, 2007 (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007).

10.10

Securities Purchase Agreement by and among Corcept Therapeutics Incorporated and the purchasers named therein, dated March 14, 2008 (incorporated by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K filed on March 31, 2008).

Exhibit Number	Description of Document

10.11

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

10.13	Warrant, dated March 25, 2008 issued to Kingsbridge Capital Limited (incorporated by reference to Exhibit 4.5 to the registrant’s Annual Report on Form 10-K filed on March 31, 2008).

10.14#

Master Service Agreement by and among Corcept Therapeutics Incorporated and ICON Clinical Research, L.P., signed on June 4, 2008 (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2008).

10.15†

Amended and Restated Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Joseph K. Belanoff, M. D., dated September 19, 2008 (incorporated by reference to Exhibit 10.25 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009).

10.16†

Amended and Restated Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Robert L. Roe, M. D., dated September 19, 2008 (incorporated by reference to Exhibit 10.26 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009).

10.17†

Amended and Restated Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Anne M. LeDoux, dated September 19, 2008(incorporated by reference to Exhibit 10.27 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009).

10.18†

Amended and Restated Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and James N. Wilson, dated September 19, 2008(incorporated by reference to Exhibit 10.28 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009).

10.19†	Employment offer letter to Caroline M. Loewy, dated October 21, 2008 (incorporated by reference to Exhibit 10.29 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009).

10.20†

Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Caroline M. Loewy, dated November 28, 2008 (incorporated by reference to Exhibit 10.31 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009).

10.21

Form of Warrant issued in connection with the Securities Purchase Agreement by and among Corcept Therapeutics Incorporated and the purchasers named therein, dated October 12, 2009 (incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 12, 2009).

10.22

Securities Purchase Agreement by and among Corcept Therapeutics Incorporated and the purchasers named therein, dated October 12, 2009 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 12, 2009).

10.23†	Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to the registrant’s Proxy Statement on Schedule 14A filed on May 7, 2009).

10.24†	Form of Option Agreement (incorporated by reference to Exhibit 10.25 to the registrant’s Annual Report on Form 10-K filed on March 15, 2011).

Exhibit Number	Description of Document

10.25

Warrant Purchase Agreement dated as of April 21, 2010 by and among Corcept Therapeutics Incorporated and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 23, 2010).

10.26

Form of Warrant issued in connection with the Warrant Purchase Agreement dated as of April 21, 2010 by and among Corcept Therapeutics Incorporated and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 23, 2010).

10.27#

Development Agreement by and between Corcept Therapeutics Incorporated and Formulation Technologies L.L.C. d/b/a PharmaForm, dated as of December 14, 2006 (incorporated by reference to Exhibit 10.28 to the registrant’s Annual Report on Form 10-K filed on March 15, 2011).

10.28#

Master Services Agreement by and between Corcept Therapeutics Incorporated and United BioSource Corporation, dated as of June 29, 2010 (incorporated by reference to Exhibit 10.29 to the registrant’s Annual Report on Form 10-K filed on March 15, 2011).

10.30†	Employment offer letter to Steven Lo, dated August 9, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 12, 2010).

10.31†

Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Steven Lo, dated September 15, 2010 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on November 12, 2010).

10.32†

Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and G. Charles Robb, dated September 1, 2011 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on November 8, 2011).

10.33†	Employment offer letter to G. Charles Robb dated August 12, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 8, 2011).

14.1	Code of Ethics (incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-1/A (File No. 333-112676) filed on March 19, 2004).

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (See signature page)

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of G. Charles Robb

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of G. Charles Robb

101*

The following materials from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at December 31, 2011 and 2010, (ii) Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009 and for the period from inception (May 13, 1998) to December 31, 2011, (iii) Statements of Convertible Preferred Stock and Stockholders’ Equity (Net Capital Deficiency) for the period from inception (May 13, 1998) to December 31, 2011, (iv) Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009 and for the period from inception (May 13, 1998) to December 31, 2011, and (v) Notes to Condensed Financial Statements, tagged as blocks of text.

#	Confidential treatment granted

†	Management contract or compensatory plan or arrangement

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

CORCEPT THERAPEUTICS INCORPORATED

By:	/s/ JOSEPH K. BELANOFF
Joseph K. Belanoff, M.D., Chief Executive Officer
Date:	March 13, 2012

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Joseph K. Belanoff and G. Charles Robb, and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JOSEPH K. BELANOFF Joseph K. Belanoff, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2012

/S/ G. CHARLES ROBB G. Charles Robb	Chief Financial Officer (Principal Financial Officer)	March 13, 2012

/S/ ANNE M. LEDOUX Anne M. LeDoux	Vice President and Controller (Principal Accounting Officer)	March 13, 2012

/S/ JAMES N. WILSON James N. Wilson	Director and Chairman of the Board of Directors	March 13, 2012

/S/ G. LEONARD BAKER, JR. G. Leonard Baker, Jr.	Director	March 13, 2012

/S/ JOSEPH C. COOK, JR. Joseph C. Cook, Jr.	Director	March 13, 2012

/S/ PATRICK G. ENRIGHT Patrick G. Enright	Director	March 13, 2012

/S/ DAVID L. MAHONEY David L. Mahoney	Director	March 13, 2012

/S/ JOSEPH L. TURNER Joseph L. Turner	Director	March 13, 2012

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Corcept Therapeutics Incorporated

We have audited the accompanying balance sheets of Corcept Therapeutics Incorporated (a development stage company) as of December 31, 2011 and 2010, and the related statements of operations, convertible preferred stock and stockholders’ equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2011, and for the period from inception (May 13, 1998) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corcept Therapeutics Incorporated (a development stage company) at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, and for the period from inception (May 13, 1998) to December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Corcept Therapeutics Incorporated’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 13, 2012

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$39,635	$24,578
Prepaid expenses and other current assets	140	418

Total current assets	39,775	24,996
Property and equipment, net of accumulated depreciation	26	4
Other assets	32	104

Total assets	$39,833	$25,104

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,611	$817
Accrued clinical expenses	644	815
Accrued compensation	238	1,806
Other liabilities	533	422

Total current liabilities	5,026	3,860
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares outstanding at December 31, 2011 or 2010	—	—
Common stock, $0.001 par value, 140,000 shares authorized and 84,231 and 72,404 shares issued and outstanding at December 31, 2011 and 2010, respectively	84	72
Additional paid-in capital	243,281	197,473
Notes receivable from stockholders	—	(97)
Deficit accumulated during the development stage	(208,558)	(176,204)

Total stockholders’ equity	34,807	21,244

Total liabilities and stockholders’ equity	$39,833	$25,104

The accompanying notes are an integral part of these financial statements.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

				Period from inception (May 13, 1998) to December 31, 2011
	Year ended December 31,
	2011	2010	2009
Collaboration revenue	$—	$—	$29	$1,014

Operating expenses:
Research and development*	21,001	18,949	14,402	154,161
General and administrative*	11,331	8,488	5,877	60,581

Total operating expenses	32,332	27,437	20,279	214,742

Loss from operations	(32,332)	(27,437)	(20,250)	(213,728)
Interest and other income, net	3	1,496	101	6,825
Other expense	(25)	(25)	(17)	(1,655)

Net loss	$(32,354)	$(25,966)	$(20,166)	$(208,558)

Basic and diluted net loss per share	$(0.39)	$(0.38)	$(0.38)

Shares used in computing basic and diluted net loss per share	83,309	68,336	52,443

* Includes non-cash stock-based compensation of the following:

Research and development	$547	$220	$263	$6,042
General and administrative	2,888	1,896	1,552	14,346

Total non-cash stock-based compensation	$3,435	$2,116	$1,815	$20,388

The accompanying notes are an integral part of these financial statements.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)

(in thousands, except per share amounts)

					Additional Paid-in Capital	Notes Receivable from Stockholders	Deferred Compensation	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Net Capital Deficiency)
	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at inception (May 13, 1998)	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock to directors for cash in June and July 1998	—	—	7,500	8	(5)	—	—	—	—	3
Issuance of common stock to a director for cash in May 1999	—	—	1,771	2	63	—	—	—	—	65
Issuance of common stock to Stanford and directors in conjunction with a license agreement in October 1999	—	—	30	—	1	—	—	—	—	1
Issuance of Series A convertible preferred stock to institutional and individual investors at $1.08 per share for cash and conversion of notes payable, net of issuance costs of $34 in May 1999	608	623	—	—	—	—	—	—	—	—
Common stock issued to attorneys and consultants in exchange for services in May 1999	—	—	49	—	2	—	—	—	—	2
Issuance of common stock upon option exercise	—	—	60	—	—	—	—	—	—	—
Repurchase of common stock held by director in March 1999	—	—	(750)	(1)	—	—	—	—	—	(1)
Deferred compensation related to options granted to non-employees	—	—	—	—	65	—	(65)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	7	—	—	7
Net loss from inception to December 31, 1999	—	—	—	—	—	—	—	(321)	—	(321)

Balance at December 31, 1999	608	623	8,660	9	126	—	(58)	(321)	—	(244)
Issuance of Series B convertible preferred stock to institutional and individual investors at $3.00 per share for cash, net of issuance costs of $19 in January 2000	400	1,180	—	—	—	—	—	—	—	—
Deferred compensation related to options granted to an employee and non-employees	—	—	—	—	248	—	(248)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	91	—	—	91
Net loss	—	—	—	—	—	—	—	(1,846)	—	(1,846)

Balance at December 31, 2000 (carried forward)	1,008	1,803	8,660	9	374	—	(215)	(2,167)	—	(1,999)

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY), (Continued)

(in thousands, except per share amounts)

					Additional Paid-in Capital	Notes Receivable from Stockholders	Deferred Compensation	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Net Capital Deficiency)
	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2000 (brought forward)	1,008	$1,803	8,660	$9	$374	$—	$(215)	$(2,167)	—	$(1,999)
Issuance of Series B convertible preferred stock to consultants in exchange for services in January and April 2001	12	205	—	—	—	—	—	—	—	—
Issuance of Series BB convertible preferred stock to institutional and individual investors at $4.033 per share upon conversion of promissory notes in May 2001	268	1,081	—	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock to institutional and individual investors at $7.066 per share for cash, net of issuance costs of approximately $95 in May and June 2001	3,807	26,805	—	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock to consultants in exchange for services in October 2001	1	20	—	—	—	—	—	—	—	—
Issuance of common stock to a consultant for cash below fair value in April 2001	—	—	50	—	50		—	—	—	50
Issuance of common stock upon option exercises	—	—	768	—	438	(438)	—	—	—	—
Issuance of common stock in conjunction with a license agreement	—	—	1	—	15	—	—	—	—	15
Deferred compensation related to options granted to employees and non-employees	—	—	—	—	10,226	—	(10,226)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	1,849	—	—	1,849
Net loss	—	—	—	—	—	—	—	(7,454)	—	(7,454)

Balance at December 31, 2001 (carried forward)	5,096	29,914	9,479	9	11,103	(438)	(8,592)	(9,621)	—	(7,539)

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY), (Continued)

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

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY), (Continued)

(in thousands, except per share amounts)

					Additional Paid-in Capital	Notes Receivable from Stockholders	Deferred Compensation	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Net Capital Deficiency)
	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2003 (brought forward)	6,769	$41,716	9,335	$9	$8,982	$(246)	$(2,280)	$(37,937)	$(1)	$(31,473)
Sale of Shares in IPO at $12.00 per share for cash, net of issuance costs of approximately $4,974	—	—	4,500	5	49,020	—	—	—	—	49,025
Conversion of preferred shares in IPO	(6,769)	(41,716)	8,807	9	41,707	—	—	—	—	41,716
Conversion of note payable	—	—	45	—	534	—	—	—	—	534
Issuance of common stock upon option exercises	—	—	7	—	1	—	—	—	—	1
Deferred compensation related to options granted to employees and non-employees	—	—	—	—	1,447	—	(1,447)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	1,854	—	—	1,854
Reduction of deferred compensation related to the unamortized portion of deferred stock compensation related to terminated employees and consultants	—	—	—	—	(155)	—	155	—	—	—
Reversal of previously expensed deferred compensation related to employees terminated or converted to consultant	—	—	—	—	(243)	—	—	—	—	(243)
Repayment of note receivable from stockholder	—	—	—	—	—	62	—	—	—	62
Stock-based compensation related to lapsing repurchase right of stock held by a non-employee	—	—	—	—	68	—	—	—	—	68
Net loss	—	—	—	—	—	—	—	(15,535)	—	(15,535)
Change in unrealized loss on investments	—	—	—	—	—	—	—	—	(61)	(61)
Total comprehensive loss										(15,596)

Balance at December 31, 2004 (carried forward)	—	—	22,694	23	101,361	(184)	(1,718)	(53,472)	(62)	45,948

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY), (Continued)

(in thousands, except per share amounts)

					Additional Paid-in Capital	Notes Receivable from Stockholders	Deferred Compensation	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Net Capital Deficiency)
	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2004 (brought forward)	—	$—	22,694	$23	$101,361	$(184)	$(1,718)	$(53,472)	$(62)	$45,948
Issuance of common stock upon option exercise for cash in June 2005 at a price of $0.10 per share	—	—	9	—	1	—	—	—	—	1
Deferred compensation related to options granted to employees and non-employees	—	—	—	—	(94)	—	94	—	—	—
Amortization of deferred compensation	—	—	—	—	35	—	912	—	—	947
Reduction of deferred compensation related to the unamortized portion of deferred stock compensation related to unvested shares at termination of employees	—	—	—	—	(109)	—	109	—	—	—
Reversal of previously expensed deferred compensation related to employees terminated or converted to consultant	—	—	—	—	(250)	—	—	—	—	(250)
Repayment of note receivable from stockholder	—	—	—	—	—	16	—	—	—	16
Stock-based compensation related to lapsing repurchase right of stock held by a non-employee	—	—	—	—	68	—	—	—	—	68
Issuance of common stock for services	—	—	1	—	2	—	—	—	—	2
Net loss	—	—	—	—	—	—	—	(20,093)	—	(20,093)
Change in unrealized loss on investments	—	—	—	—	—	—	—	—	(46)	(46)
Total comprehensive loss										(20,139)

Balance at December 31, 2005 (carried forward)	—	—	22,704	23	101,014	(168)	(603)	(73,565)	(108)	26,593

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY), (Continued)

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

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY), (Continued)

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

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY), (Continued)

(in thousands, except per share amounts)

					Additional Paid-in Capital	Notes Receivable from Stockholders	Deferred Compensation	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Net Capital Deficiency)
	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2007 (brought forward)	—	$—	39,548	$40	$124,822	$(107)	$(13)	$(110,011)	$3	$14,734
Sale of common stock and issuance of warrants in March 2008 at $2.83 per unit for cash and note receivable, net of issuance costs of approximately $382	—	—	8,924	9	24,783	(6,000)	—	—	—	18,792
Sales of common stock in August and September 2008 under Committed Equity Financing Facility (CEFF), at an average discounted price of $1.85 per share, net of costs associated with the registration of shares under the CEFF of $216	—	—	405	—	533	—	—	—	—	533
Issuance of common stock in November 2008 in settlement of liquidated damages, net of issuance costs of $5	—	—	883	1	1,274	—	—	—	—	1,275
Issuance of common stock upon option exercise in September 2008 for cash at exercise price of $1.50 per share	—	—	2	—	4	—	—	—	—	4
Issuance of common stock in February for services in lieu of cash compensation at a value of $2.73 per share	—	—	1	—	4	—	—	—	—	4
Amortization of deferred compensation related to options granted to employees prior to the IPO	—	—	—	—	—	—	13	—	—	13
Stock-based compensation related to employee and director options granted after the IPO	—	—	—	—	1,580	—	—	—	—	1,580
Stock-based compensation related to options to consultants	—	—	—	—	31	—	—	—	—	31
Repayment of note receivable from stockholder in May 2008	—	—	—	—	—	6	—	—	—	6
Net loss	—	—	—	—	—	—	—	(20,061)	—	(20,061)
Change in unrealized loss on investments	—	—	—	—	—	—	—	—	(4)	(4)
Total comprehensive loss										(20,065)

Balance at December 31, 2008 (carried forward)	—	—	49,763	50	153,031	(6,101)	—	(130,072)	(1)	16,907

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY), (Continued)

(in thousands, except per share amounts)

					Additional Paid-in Capital	Notes Receivable from Stockholders	Deferred Compensation	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Net Capital Deficiency)
	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2008 (brought forward)	—	$—	49,763	$50	$153,031	$(6,101)	$—	$(130,072)	$(1)	$16,907
Sale of common stock and issuance of warrants in October 2009 at $1.43 per unit for cash, net of issuance costs of approximately $720	—	—	12,597	12	17,280	—	—	—	—	17,292
Sales of common stock in October 2009 under CEFF, at an average discounted price of $2.45 per share, net of issuance costs of approximately $7	—	—	102	—	243	—	—	—	—	243
Issuance of common stock in August – October 2009 for services in lieu of cash compensation at an average value of $1.22 per share	—	—	13	—	16	—	—	—	—	16
Stock-based compensation related to employee and director options	—	—	—	—	1,789	—	—	—	—	1,789
Stock-based compensation related to options to consultants	—	—	—	—	10	—	—	—	—	10
Repayment of note receivable from stockholder in February 2009	—	—	—	—	—	6,000	—	—	—	6,000
Net loss	—	—	—	—	—	—	—	(20,166)	—	(20,166)
Change in unrealized loss on investments	—	—	—	—	—	—	—	—	1	1
Total comprehensive loss										(20,165)

Balance at December 31, 2009 (carried forward)	—	—	62,475	62	172,369	(101)	—	(150,238)	—	22,092

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY), (Contined)

(in thousands, except per share amounts)

					Additional Paid-in Capital	Notes Receivable from Stockholders	Deferred Compensation	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Net Capital Deficiency)
	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2009 (brought forward)	—	$—	62,475	$62	$172,369	$(101)	$—	$(150,238)	$—	$22,092
Sales of common stock in January and October 2010 under CEFF, at an average discounted price of $3.13 per share, net of issuance costs of approximately $15	—	—	519	1	1,609	—	—	—	—	1,610
Issuance in April 2010 of common stock upon exercise of warrants at $1.66 per share and issuance of new warrants at $0.125 per share for cash, net of issuance costs of approximately $168	—	—	4,286	4	7,480	—	—	—	—	7,484
Sale of common stock in June 2010 at $3.00 per unit for cash, net of issuance costs of approximately $1,247	—	—	5,000	5	13,748	—	—	—	—	13,753
Issuance of common stock upon option exercise for cash at exercise prices ranging from $0.10 to $2.23 per share	—	—	124	—	151	—	—	—	—	151
Stock-based compensation related to employee and director options	—	—	—	—	1,947	—	—	—	—	1,947
Stock-based compensation related to an option to a consultant	—	—	—	—	169	—	—	—	—	169
Repayment of note receivable from stockholder in January 2010	—	—	—	—	—	4	—	—	—	4
Net loss and comprehensive loss								(25,966)		(25,966)

Balance at December 31, 2010 (carried forward)	—	—	72,404	72	197,473	(97)	—	(176,204)	—	21,244

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY), (Continued)

(in thousands, except per share amounts)

					Additional Paid-in Capital	Notes Receivable from Stockholders	Deferred Compensation	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Net Capital Deficiency)
	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2010 (brought forward)	—	$—	72,404	$72	$197,473	$(97)	$—	$(176,204)	$—	$21,244
Sale of common stock in January 2011, at $3.90 per share for cash, net of issuance costs of approximately $3,066	—	—	11,500	12	41,771	—	—	—	—	41,783
Issuance of common stock upon exercise of options for cash at exercise prices ranging from $0.75 to $2.19 per share	—	—	246	—	371	—	—	—	—	371
Issuance of common stock in July 2011 upon exercise of warrants for cash at exercise prices ranging from $2.77 to $2.96 per share	—	—	81	—	231	—	—	—	—	231
Stock-based compensation related to employee and director options	—	—	—	—	3,016	—	—	—	—	3,016
Stock-based compensation related to an option to a consultant	—	—	—	—	419	—	—	—	—	419
Repayment of notes receivable from stockholders during 2011	—	—	—	—	—	97	—	—	—	97
Net loss and comprehensive loss								(32,354)		(32,354)

Balance at December 31, 2011	—	$—	84,231	$84	$243,281	$—	$—	$(208,558)	$—	$34,807

The accompanying notes are an integral part of these financial statements

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(in thousands)

				Period from inception (May 13, 1998) to December 31, 2011
	Year ended December 31,
	2011	2010	2009
Operating activities
Net loss	$(32,354)	$(25,966)	$(20,166)	$(208,558)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization of property and equipment	3	6	10	119
Stock-based compensation, net of recoveries	3,435	2,116	1,799	20,014
Expense related to stock issued for services	—	—	16	64
Settlement of liquidated damages in stock	—	—	—	1,281
Expense related to stock issued in conjunction with license agreement	—	—	—	31
Expense related to stock issued below fair value	—	—	—	522
Interest accrued on convertible promissory notes	—	—	—	104
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	278	135	717	(140)
Other assets	72	(23)	95	(32)
Accounts payable	2,794	(453)	(34)	3,611
Accrued clinical expenses	(171)	106	(280)	644
Accrued compensation and other liabilities	(1,457)	1,794	(125)	771

Net cash used in operating activities	(27,400)	(22,285)	(17,968)	(181,569)
Investing activities
Purchases of property and equipment	(25)	—	—	(86)
Purchases of short-term and long-term investments	—	—	—	(118,320)
Maturities of short-term investments	—	—	3,594	118,320

Net cash provided by (used in) investing activities	(25)	—	3,594	(86)
Financing activities
Proceeds from issuance of common stock and warrants, including collection of stockholder notes receivable, net of cash paid for issuance costs	42,482	23,002	23,535	179,428
Proceeds from issuance of convertible preferred stock, net of cash paid for issuance costs	—	—	—	40,378
Proceeds from issuance of convertible notes	—	—	—	1,543
Principal payments of obligations under capital leases	—	(6)	(10)	(59)

Net cash provided by financing activities	42,482	22,996	23,525	221,290

Net increase in cash and cash equivalents	15,057	711	9,151	39,635
Cash and cash equivalents at beginning of period	24,578	23,867	14,716	—

Cash and cash equivalents at end of period	$39,635	$24,578	$23,867	$39,635

Supplemental disclosure of cash flow information
Interest paid	$—	$—	$1	$16

Supplemental disclosure of non-cash financing activities
Conversion of convertible promissory notes and accrued interest
—to convertible preferred stock	$—	$—	$—	$1,111

—to common stock	$—	$—	$—	$534

Issuance of warrant in connection with financing agreement	$—	$—	$—	$653

Issuance of common stock in settlement of liquidated damages	$—	$—	$—	$1,281

Purchase of equipment under capital leases	$—	$—	$—	$59

The accompanying notes are an integral part of these financial statements

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE CO0MPANY)

NOTES TO FINANCIAL STATEMENT

1.    Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Corcept Therapeutics Incorporated was incorporated in the state of Delaware on May 13, 1998, and our facilities are located in Menlo Park, California. Corcept is a pharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of severe metabolic and psychiatric disorders. Since our inception in May 1998, we have been developing our lead product candidate, Korlym™ (formerly referred to as CORLUX®), a potent glucocorticoid receptor II (GR-II) antagonist, that blocks the activity of cortisol. On February 17, 2012, the United States Food and Drug Administration (FDA) approved Korlym (mifepristone) 300 mg Tablets in the United States as a once-daily oral medication for treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery and we have begun taking steps to commercialize the drug. We also have a clinical program for the use of mifepristone, the active ingredient in Korlym, for the treatment of psychotic depression. We are currently conducting a Phase 3 study for this indication. In addition, we have discovered three series of novel selective glucocorticoid receptor II (GR-II) antagonists and have moved CORT 108297, a compound from one of these series, into clinical development. Unless otherwise stated, all references in these financial statements to “we,” “us,” “our,” “Corcept,” the “Company,” “our company” and similar designations refer to Corcept Therapeutics Incorporated.

Our primary activities since incorporation have been raising capital, performing business and financial planning, establishing our offices, recruiting personnel, conducting research and development, overseeing clinical trials, and preparing for the commercialization of our product, Korlym. Accordingly, we are considered to be in the development stage.

Management Plans Regarding Liquidity

In the course of our commercialization and development activities, we have sustained operating losses and expect such losses could continue into the future. We plan to finance our operations through Korlum product sales, the sale of our equity and/or debt securities or by engaging in strategic relationships with potential partners. Our ability to continue our operations through the complete development and commercialization of our products is dependent upon the successful commercialization of Korlym and our successful execution of our financing and/or any partnership strategies.

As reflected in the accompanying financial statements as of December 31, 2011, we had cash and cash equivalents of $39.6 million, working capital of $34.7 million and an accumulated deficit of $208.6 million. We believe that we have sufficient funds to maintain our operations through 2012.

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

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

Cash and Cash Equivalents

We invest our excess cash in bank deposits, money market accounts, corporate debt securities, and/or obligations of the U.S. government and U.S. government sponsored entities. We consider all highly liquid investments purchased with maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost and, as of December 31, 2011 and 2010, consist of money market funds maintained at major U.S. financial institutions. As of December 31, 2011 and 2010, all of our funds were invested in cash and cash equivalents.

Credit Risks and Concentrations

Our concentration of credit risk relates to our cash and cash equivalents. We are exposed to credit risk in the event of default by the financial institutions holding these funds to the extent of the amount recorded on the balance sheet. This risk is mitigated by investing in securities with high credit ratings from the major rating services and by limiting the amount of investment in any one issuer. As of December 31, 2011 and 2010, we had no investments in mortgage-backed securities or auction rate securities. For the years ended December 31, 2011, 2010 and 2009, we experienced no loss or lack of access to cash and cash equivalents in our operating or investment accounts.

We also have a concentration of risk in regard to the manufacture of our product. As of December 31, 2011, we had one pre-existing supplier for our tablet manufacture and had negotiated a contract with a second tablet manufacturer with whom we have not yet completed process transfer or test manufacture. If we are not able to qualify our second tablet manufacturer or if our pre-existing supplier is unable to prepare Korlym tablets in the quantities and time frame required, we may not be able to manufacture our product in a timely manner.

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

Revenue Recognition

Collaboration revenue relates to services rendered in connection with agreements signed with Eli Lilly and Company (Eli Lilly), in which Eli Lilly agreed to support certain of our pre-clinical and clinical proof-of-concept studies evaluating the ability of our product candidates to mitigate or prevent weight gain associated with the use of Zyprexa (olanzapine), an atypical antipsychotic medication. Under the agreements, Eli Lilly agreed to supply the Zyprexa and pay for the studies. We were required to perform development activities as specified in these agreements and were reimbursed based on the costs associated with the conduct of the trial and the preparation

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

and packaging of clinical trial materials. Revenue was recognized as services were rendered in accordance with the agreements.

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

Segment Reporting

Operating segments are determined based on the way we organize our business for making operating decisions and assessing performance. We have only one operating segment, which is involved in the development and commercialization of pharmaceutical products.

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

Stock-Based Compensation

Stock-based compensation for employee and director options

Since January 1, 2006, we have accounted for stock-based compensation related to option grants to employees and directors under the fair value method, based on the fair value-based measurement of the award at the grant date as determined utilizing the Black-Scholes option valuation model except that, for option awards granted prior to our initial public offering (IPO), we calculated stock-based compensation expense based on the intrinsic value method. For service awards, expense is recognized over the requisite service period. For options with performance-based vesting criteria, expense will be recognized at such time as there is a high degree of probability (i.e., greater than 70%) of achieving the vesting criteria.

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

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

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

2.    Significant Agreements

Manufacturing Agreements

We have an agreement with Produits Chimiques Auxiliaires et de Synthese SA (PCAS) for the manufacture of the active pharmaceutical ingredient (API) in Korlym, for our development and commercial needs that expires in November 2012. We intend to pursue discussions to continue the relationship thereafter. The current agreement calls for us to purchase from PCAS 100% of our requirements for six months immediately following FDA approval of Korlym and 75% of our requirements, thereafter, until the termination of the agreement. If PCAS is unable to manufacture the product for a consecutive six-month period, we have the right to terminate the agreement without penalty.

We also have a memorandum of understanding with ScinoPharm Taiwan (ScinoPharm) whereby ScinoPharm agrees to manufacture API and we agree to purchase at least $1,000,000 of bulk mifepristone per year following the commercial launch of mifepristone for the treatment of the psychotic features of psychotic depression. No activities are being performed to develop or qualify ScinoPharm’s manufacturing processes or facilities.

We have also entered into an agreement with another contract manufacturer, PharmaForm, L.L.C. (PharmaForm), for the production of Korlym tablets. The agreement with PharmaForm was executed in December 2006 and was originally anticipated to expire upon the completion of the development program for Korlym. There are no minimum purchase amounts under this agreement. The agreement with PharmaForm may be terminated by either party upon 180 days written notice; we may terminate projects initiated under this agreement with 30 days written notice. We are currently in discussions with PharmaForm for a new agreement to satisfy our commercial requirements for the drug.

Commercial Agreements

In April 2011, we signed an agreement with Integrated Commercialization Solution (ICS) for the provision of warehousing and distribution of Korlym for an initial term of three years that may be extended by mutual agreement. The majority of the costs under this agreement are variable and dependent on the volume of material handled and transactions processed. Either party may terminate this agreement for non-performance upon 30 days written notice.

See Note 14 — Subsequent Events for additional commercial agreements entered into in early 2012.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

Stanford License Agreements

In October 1998, we entered into an agreement with The Board of Trustees of Leland Stanford Junior University (Stanford) in which Stanford granted us an exclusive option to acquire an exclusive license for inventions and patents related to “Mifepristone for Psychotic Major Depression” and “Mifepristone and Alzheimer’s Disease” owned by Stanford. (“Psychotic major depression” is referred-to in the this document as “psychotic depression”).

In October 1999, we exercised our option to acquire an exclusive license to patents covering the use of glucocorticoid receptor antagonists for the treatment of psychotic depression, early dementia, and cocaine-induced psychosis, as specified in the license agreement. This license agreement expires upon the expiration of the related patents or upon notification by us to Stanford. In exchange for the license, we paid Stanford $47,000 and immediately issued 30,000 shares of our common stock to Stanford. We are further required to pay Stanford $50,000 per year as a nonrefundable royalty payment. The annual royalty payments are creditable against future royalties. We are also obligated to pay a $50,000 milestone upon filing of the first NDA by FDA for mifepristone in one of the indications covered by the license and a $200,000 milestone upon FDA approval of the related drug. The milestone payments are also creditable against future royalties. We have expensed the $47,000 payment made up front, the $50,000 annual nonrefundable royalty payments and the value of the common stock issued to Stanford as research and development costs.

Research and Development Agreements

In 2003, we entered into a contract research agreement with Argenta Discovery Limited (Argenta) in which Argenta agreed to conduct research toward identifying a novel small molecule glucocorticoid receptor antagonist for the treatment of psychotic depression, Alzheimer’s disease, and other metabolic and psychiatric disorders. We continued our relationship with Argenta through the end of 2011, requesting them to conduct research projects on a regular basis. Under the agreements with Argenta, we may be obligated to make milestone payments upon the occurrence of certain events, including: (i) patent filings in connection with the project; (ii) entries into Phase 1 clinical trials; and (iii) national regulatory approval of each product arising from work performed under the agreement, provided that sales of the product by us or any future licensees reach $5,000,000. These obligations remain in force after the conclusion of work under the agreement. In January 2012, we entered into a Master Services Agreement with Sygnature Discovery Limited, a contract research company located in the United Kingdom, which does not obligate us to any milestone payments.

During 2008, we entered into agreements for services in connection with our ongoing Phase 3 trial of psychotic depression with ICON Clinical Research, L.P. (ICON) and MedAvante, Inc. (MedAvante) to manage the trial and conduct patient screen and evaluation services. The total commitment under these agreements was approximately $21.1 million. In June 2009, we amended the agreements to reduce the commitments by approximately $5.0 million in accordance with the reduction in the near-term scope of activities under this trial. The total commitment under these agreements, including additional amendments through 2011, is now estimated to be approximately $16.3 million over the course of the trial. However, we view the reduction in these commitments as temporary, because we intend to continue the trial to its conclusion, when sufficient capital is available for this purpose. Approximately $8.9 million of these costs were expensed through December 31, 2011, with the remainder to be incurred over the course of the trial. Under the master services agreements with these vendors, the project contracts may be terminated upon thirty to sixty days notice. If terminated early, we would be responsible for the costs incurred by the vendors through the effective date of termination plus cancellation charges as stipulated in the agreements.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

During 2010 and 2011, we signed agreements for the conduct of the initial clinical trials using CORT 108297. The total commitment under these agreements is approximately $2.4 million. Approximately $2.0 million of costs under these agreements have been incurred as of December 31, 2011, with the remainder expected to be incurred during 2012.

3.    Fair Value

As of December 31, 2011 and 2010, our financial assets were invested in a money market fund, which can be converted to cash at par on demand. These funds, which totaled $39.0 and $23.9 million, respectively, were measured at fair value as of December 31, 2011 and 2010 and were classified as Level 1 assets in the fair value hierarchy for financial assets.

All cash equivalents and short-term investments held as of December 31, 2011 and 2010 were in active markets and valued based upon their quoted prices.

4.    Financial Instruments

The following tables present a summary of cash and cash equivalents. All amounts are in thousands.

	Cost	Unrealized Gain	Unrealized Loss	Fair Value
December 31, 2011
Cash	$659	$—	$—	$659
Money market fund	38,976	—	—	38,976

	$39,635	$—	$—	$39,635

Reported as:
Cash and cash equivalents	$39,635	$—	$—	$39,635

	Cost	Unrealized Gain	Unrealized Loss	Fair Value
December 31, 2010
Cash	$662	$—	$—	$662
Money market fund	23,916	—	—	23,916

	$24,578	$—	$—	$24,578

Reported as:
Cash and cash equivalents	$24,578	$—	$—	$24,578

As of December 31, 2011 and 2010, all cash and cash equivalents were classified as available-for-sale securities. There were no mortgage-backed securities and no auction rate securities in the portfolio at any time during 2011 or 2010.

The net realized loss on sales of available-for-sale investments was not material for any period presented.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

5.    Property and Equipment

Property and equipment, including assets purchased under capitalized leases, consists of the following:

	December 31,
	2011	2010
	(in thousands)
Furniture and equipment	$67	$51
Software	9	—
Less: accumulated depreciation and amortization	(50)	(47)

	$26	$4

Amortization expense related to assets under capital lease was approximately $3,000, $4,000, $9,000 and $62,000 for the years ended December 31, 2011, 2010 and 2009 and the period from inception (May 13, 1998) to December 31, 2011, respectively. During 2009, we returned to the lessor a piece of equipment that had been financed under one of the capital leases and wrote-off both the $15,000 capitalized value of the asset and the accumulated amortization. During 2010, we acquired title to furniture with a capitalized asset value of approximately $44,000 that had been acquired under the remaining capital lease.

6.    Other Liabilities

Other liabilities consisted of the following:

	December 31,
	2011	2010
	(in thousands)
Accrued professional fees	$292	$224
Accrued legal fees	46	135
Accrued commercialization costs	80	—
Accrued manufacturing costs	78	59
Other	37	4

	$533	$422

7.    Lease Obligations

In November 2011, we renewed our lease for office space for a one-year term commencing on January 1, 2012 at a monthly cost of approximately $26,000 plus operating expenses. At December 31, 2011, the remaining minimum rental payments under this operating lease were approximately $317,000. The lease also provides an option for extension for an additional one year term.

Rent expense amounted to approximately $285,000, $250,000, $240,000 and $2.4 million for the years ended December 31, 2011, 2010 and 2009, and the period from inception (May 13, 1998) to December 31, 2011, respectively.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

8.    Related Party Transactions

See discussion below in Note 9, Preferred Stock and Stockholders’ Equity, under the captions Stockholder Notes Receivable and Common Stock, regarding the sale of securities in January 2011 to various investors, including a member of the Board of Directors, and a Note Receivable from an officer of the company.

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

As of December 31, 2011 and 2010, we had no outstanding shares of preferred stock.

Common Stock

Our authorized capital stock includes 140,000,000 shares of common stock at $0.001 par value. Holders of common stock are entitled to one vote per share on all matters to be voted upon by our stockholders.

On January 26, 2011, we sold 11.5 million shares of our common stock in an underwritten public offering at a price to the public of $3.90 per share for aggregate net proceeds of approximately $41.8 million after deducting the underwriter’s discount and commissions and other expenses of the offering. Longitude Venture Partners, L.P. purchased 750,000 (approximately 6.5%) of the shares sold in this transaction. Patrick Enright, who is a member of our board of directors, is a managing member of Longitude Capital Partners, LLC, the general partner of Longitude Venture Partners, L.P.

On July 13, 2011, we issued 80,991 shares of common stock to an investor upon the exercise of warrants that had been issued in our April 2010 warrant transaction and our March 2008 financing, for an average exercise price of approximately $2.85 per share, receiving aggregate proceeds of approximately $231,000.

Under the terms of a Committed Equity Financing Facility (CEFF), which was executed in March 2008, Kingsbridge Capital Limited (Kingsbridge) has committed to provide up to $60 million of capital in exchange for newly-issued shares of our common stock for a period of up to three years after the SEC declares effective the registration statement covering the resale of the shares of common stock issuable in connection with the CEFF and the shares of common stock underlying the warrant discussed below. The maximum number of shares that we can sell to Kingsbridge under this agreement is approximately 9.6 million shares. Through December 31, 2011, approximately 1.0 million shares of common stock had been sold to Kingsbridge under this CEFF, for aggregate gross proceeds of approximately $2.6 million. Based on the volume weighted average price on the NASDAQ Capital Market for our common stock for the period from March 25, 2008, the date of the signing of the Kingsbridge CEFF, through March 2, 2012, the maximum amount of additional funds that could be raised under the CEFF is projected to be approximately $28 million. Under the terms of the agreement, the determination of the exact timing and amount of any CEFF financings will be made solely by us, subject to certain conditions. The actual amount of funds that can be raised under this agreement will be dependent on the number of shares actually sold under the agreement and the market value of our common stock during the pricing periods of each sale.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

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

Shares of common stock reserved for future issuance as of December 31, 2011 are as follows:

(in thousands)
Common stock:
Exercise of outstanding options	10,308
Exercise of warrants	9,119
Shares available for grant under stock option plans	2,251

21,678

In November 2011, our Board of Directors authorized an increase in the shares available under the 2004 Equity Incentive Plan (the 2004 Plan) to be effective on January 1, 2012, equivalent to 4% of the shares of our common stock outstanding as of December 31, 2011, pursuant to the terms of the 2004 Plan. Accordingly, the shares available under the 2004 Plan and the number of shares reserved for future issuance have been increased by a total of 3,369,249 shares as of January 1, 2012.

Stock Option Plans

In October 2000, we adopted the 2000 Stock Option Plan (the 2000 Plan), which was amended in May 2001 to provide for the issuance of option grants for up to 2,000,000 shares of our common stock to eligible participants. Under the 2000 Plan, options to purchase common stock could be granted at no less than 100% of fair value on the date of grant for incentive stock options and 85% of fair value on the date of grant for nonqualified options, as determined by the board of directors. Options became exercisable at such times and under such conditions as determined by the board of directors. As of December 31, 2011, all option grants under this plan were fully vested, with grants covering approximately 307,000 shares remaining outstanding with contractual lives expiring in 2012 through 2014. Vested shares under this plan that are not exercised within the remaining contractual life will expire on that date and not be added to the pool of shares available for future grant.

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

Upon exercise of options, new shares are issued.

As of December 31, 2011, the total number of shares authorized for issuance under the 2004 Plan was 12,603,960, of which 2,250,882 shares remained available for future grants. See discussion above under Common Stock regarding an additional increase to the shares available for grant under the 2004 Plan that was authorized by the Board of Directors in November 2011 and effective as of January 1, 2012.

Option activity during 2009, 2010 and 2011

The following table summarizes all stock plan activity:

		Outstanding Options
	Shares Available For Future Grants	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)	(in thousands)		(in years)	(in thousands)
Balance at December 31, 2008	434	5,132	$2.70		$31
Increase in shares authorized under 2004 Plan	1,995	—	—
Shares granted	(2,300)	2,300	$1.36
Shares issued for services	(13)	—	$1.17
Shares cancelled and forfeited under 2004 Plan	85	(85)	$2.62

Balance at December 31, 2009	201	7,347	$2.28		$7,933

Increase in shares authorized under 2004 Plan	2,499	—	—
Shares granted	(838)	838	$3.40
Shares exercised	—	(124)	$1.22
Shares cancelled and forfeited under 2000 Plan	—	(13)	$15.00
Shares cancelled and forfeited under 2004 Plan	87	(87)	$2.26

Balance at December 31, 2010 (carried forward)	1,949	7,961	$2.40	7.1	$14,306

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

		Outstanding Options
	Shares Available For Future Grants	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)	(in thousands)		(in years)	(in thousands)
Balance at December 31, 2010 (brought forward)	1,949	7,961	$2.40	7.1	$14,306
Increase in shares authorized under 2004 Plan	2,896	—	—
Shares granted	(2,825)	2,825	$3.97
Shares exercised	—	(246)	$1.51
Shares cancelled and forfeited under 2000 Plan	—	(1)	$0.10
Shares cancelled and forfeited under 2004 Plan	231	(231)	$1.72

Balance at December 31, 2011	2,251	10,308	$2.86	7.0	$11,014

Options exercisable at December 31, 2011		6,192	$2.70	5.2	$8,013

Options fully vested and expected to vest at December 31, 2011(1)		9,458	$2.96	7.0	$9,453

(1)

The information presented in this table regarding shares fully vested and expected to vest at December 31, 2011 does not include the options with performance-based vesting criteria discussed below that vested on approval of our NDA in February 2012 as we did not assess that vesting based upon approval of our NDA was probable as of December 31, 2011.

All stock option grants vest solely based upon continuing service, with the exception of an award with performance-based vesting criteria to a consultant in the amount of 50,000 shares that vested in its entirety on the filing by the FDA of our NDA for Korlym in June 2011, and awards with performance-based vesting criteria that were granted to Joseph K. Belanoff, our Chief Executive Officer, and Robert L. Roe, our President, in the amounts of 500,000 shares and 350,000 shares, respectively, that vested in their entirety upon the receipt of approval of the Korlym NDA in February 2012.

The total intrinsic value of options exercised during the years ended December 31, 2011 and 2010 was approximately $702,000 and $250,000, respectively, based on the difference between the closing price of our common stock on the date of exercise of the options and the exercise price. There were no exercises of options during the year ended December 31, 2009.

The following table presents the total fair value of options to employees and directors that vested during the years ended December 31, 2011, 2010 and 2009. All amounts are in thousands.

	Year ended December 31,
	2011	2010	2009
Options granted after IPO through 2005, using fair value	$—	$34	$318
Options granted after January 1, 2006, using fair values	2,788	1,858	1,849

Total	$2,788	$1,892	$2,167

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

As of December 31, 2011, we had approximately $10.2 million of unrecognized compensation expense for employee and director options outstanding as of that date. Approximately $8.9 million of the unrecognized compensation relates to option grants with service-based vesting criteria, which had a remaining weighted-average vesting period of 3.0 years. Approximately $1.3 million of the unrecognized compensation relates to option grants with performance-based vesting criteria, which will be expensed in the first quarter of 2012 as a result of the approval by the FDA of our NDA for Korlym.

The following is a summary of options outstanding and options exercisable at December 31, 2011.

	Options Outstanding				Options Exercisable
	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)		(in thousands)
$ 0.10 - $ 1.19	2,452	7.2	$1.13	$5,612	1,444	$1.09	$3,365
$ 1.50 - $ 3.47	3,976	6.7	$2.06	5,402	2,982	$1.86	4,648
$ 3.51 - $ 5.00	3,353	8.1	$4.26	—	1,239	$4.30	—
$ 5.70 - $ 14.50	527	2.0	$8.06	—	527	$8.06	—

	10,308	7.0	$2.86	$11,014	6,192	$2.70	$8,013

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on December 31, 2011. The aggregate intrinsic value is the difference between our closing stock price on December 31, 2011 and the exercise price, multiplied by the number of in-the-money options.

See Note 14—Subsequent Events for a discussion regarding the vesting of performance-based options in February 2012.

Stock-Based Compensation related to Employee and Director Options

Accounting Practices

For options granted after our IPO, we began, as of January 1, 2006, to account for stock-based compensation related to option grants to employees and directors under the fair value method. Following is a synopsis of our accounting practices in regard to these stock option grants:

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

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

•	Options granted on or after January 1, 2006:

¡	Compensation expense is being recorded in the financial statements based on the fair value on the date of grant as determined utilizing the Black-Scholes option valuation model.

¡

For service based awards, the grant date fair value is being amortized to expense using the straight-line attribution method over the vesting period of the options, which is commensurate with the service period.

¡	For awards with performance-based vesting criteria, expense will be recognized at such time as there is a high degree of probability (i.e., greater than 70%) of achieving the vesting criteria.

Assumptions used in determining fair value for options granted to employees and directors

The following table summarizes the weighted-average assumptions and resultant fair value for options granted to employees and directors.

	Year Ended December 31,
	2011	2010	2009
Weighted-average assumptions for stock options granted:
Risk-free interest rate	2.65%	1.83%	2.24%
Expected term	8.9 years	5.9 years	6.0 years
Expected volatility of stock price	90.0%	96.3%	94.2%
Dividend rate	0%	0%	0%
Weighted average grant date fair value	$3.29	$2.68	$1.05

For options granted from January 1, 2006 through September 2009, the expected term used in determining the fair value was based on the “simplified” method prescribed by the SEC, and considers the weighted-average of the vesting period and contractual life of the options. For options granted since September 2009 for which we can no longer use the “simplified” method, the expected term has been based on a formula that considers the expected service period and expected post-vesting termination behavior differentiated by whether the grantee is an employee, an officer or a director.

The expected volatility of our stock used in determining the fair value of option grants to employees, officers and directors is based on a weighted-average combination of the volatility of our own stock price and that of a group of peer companies for those grants with expected terms longer than the period of time that we have been a public company. For stock options granted to employees with expected terms of less than the period of time that we have been a public company, the volatility is based on historical data of the price for our common stock for periods of time equivalent to the expected term of these grants.

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

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

Summary of compensation expense related to employee and director options

Compensation expense of approximately $3.0 million, $1.9 million, $1.8 million and $18.5 million was recognized for employee and director options during the years ended December 31, 2011, 2010 and 2009 and for the period from inception (May 13, 1998) to December 31, 2011, respectively, net of recoveries.

Stock Options to Consultants

Stock-based compensation related to option grants to non-employees is charged to expense on a straight line basis over the vesting period of the options, which approximates the period over which the related services are rendered, based on the fair value of the options using the Black-Scholes option pricing model. The assumptions used in these calculations are similar to those used for the determination of fair value for options granted to employees and directors, with the exception that, for non-employee options, the remaining contractual term is utilized as the expected term of the option and the fair value related to unvested non-employee options is re-measured quarterly, based on the then current stock price as reflected on the Nasdaq Capital Market.

All stock option grants to consultants vest solely based upon continuing service, with the exception of an award with performance-based vesting criteria that was granted during 2010, in the amount of 50,000 shares. This performance-based grant vested in its entirety in June 2011 upon the filing by the FDA of our NDA for Korlym. The fair value of the grant as of the date of vesting, determined to be approximately $192,000 using the Black-Scholes option pricing model, was charged to expense at that time.

We recorded charges in the statement of operations for stock options granted to consultants of approximately $419,000, $169,000, $11,000 and $1.5 million for the years ended December 31, 2011, 2010 and 2009 and for the period from inception (May 13, 1998) to December 31, 2011, respectively. Expense recognition for consultant options is generally based on the straight-line method, which is commensurate with the services being provided by such consultants. The expense data for 2011 and the inception to date also includes expense of approximately $192,000 related to the performance-based grant to a consultant discussed above.

As of December 31, 2011, all options that had been granted to consultants were fully vested.

Stockholder Notes Receivable

In 2001, we recorded notes receivable from stockholders in the aggregate amount of $438,165 in connection with the exercise of options issued under the 2000 Plan to purchase 585,000 shares of common stock. The notes were secured by the related shares of common stock and were full recourse notes, with interest compounded annually at the rate of 6.5% per year. As of December 31, 2011, all amounts of principal and interest related to these notes have been paid.

Warrants

During July 2011, warrants were exercised for a total of 80,991 shares. See discussion above under the caption Common Stock.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

Outstanding warrants at December 31, 2011 were as follows:

	Number of shares	Exercise Price	Expiration Date
March 2008 Financing	4,415,608	$2.77	3/25/15
Kingsbridge CEFF	330,000	$3.525	9/25/13
October 2009 Financing	122,378	$1.66	10/16/12
April 2010 Warrant Exchange	4,251,395	$2.96	4/21/13

Total warrants outstanding	9,119,381

10.    Other Income

In June 2010, we received a payment of $750,000 in connection with the favorable settlement of a lawsuit. This is the full amount due to us in settlement of this matter.

In November 2010, we received grants totaling $733,438 from the United States Treasury’s Therapeutic Discovery Project Grant program. This represented the maximum available grant of $244,479 for each of our three clinical programs.

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

	December 31,
	2011	2010	2009
	(in thousands)
Stock options outstanding	10,308	7,961	7,347
Warrants outstanding	9,119	9,200	9,200

Total	19,427	17,161	16,547

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

12.    Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Federal and state net operating losses	$45,796	$37,466
Capitalized research and patent costs	24,318	23,397
Stock-based compensation costs	3,056	2,195
Research credits	17,078	11,149

Total deferred tax assets	90,248	74,207
Valuation allowance	(90,248)	(74,207)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $16.0 million, $13.5 million and $8.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

At December 31, 2011 we had net operating loss carryforwards available to offset any future taxable income that we may generate for federal income tax purposes of approximately $115.7 million, which expire in the years 2019 through 2031, and California net operating loss carryforwards of approximately $110.9 million, which expire in the years 2012 through 2031. We also had federal and California research and development tax credits of approximately $15.9 million and $1.7 million, respectively. The federal research credits will expire in the years 2019 through 2031 and the California research credits have no expiration date. Our deferred tax assets have been offset by a full valuation allowance as the realization of such assets is uncertain. Utilization of our net operating losses and tax credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such limitations could result in the expiration of the net operating losses and tax credit carryforwards before utilization.

All tax years from inception remain open to examination by the Internal Revenue Service and the California Franchise Tax Board until such time as the net operating losses and research credits are either fully utilized or expire.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

A reconciliation from the statutory federal income tax rate to the effective rate is as follows:

	Year ended December 31,
	2011	2010	2009
	(in thousands)
U.S. federal taxes (benefit) at statutory rate	$(11,000)	$(8,828)	$(6,856)
State tax	—	—	—
Unutilized, net operating loss	8,588	7,208	5,955
Non-deductible offset of Orphan Drug Credit	2,119	1,671	694
Non-deductible stock based compensation	280	189	207
Research & Development grants under Section 48D	—	(249)	—
Other	13	9	—

Total	$—	$—	$—

13.    Commitments

We have entered into a number of agreements to conduct clinical trials and pre-clinical studies for further development of our lead product, Korlym, and our proprietary, selective GT-II antagonists. See the discussion in Note 2—Significant Agreements for further discussion regarding the commitments under these agreements.

In the ordinary course of our business, we make certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include indemnities of clinical investigators and contract research organizations involved in the development of our clinical stage product candidates, indemnities of contract manufacturers and indemnities to our directors and officers to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that we could be obligated to make. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying balance sheets. However, we would accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable. No such losses have been recorded to date.

14.    Subsequent Events

As discussed in Note 1—Description of the Business, in February 2012, we received marketing approval from the FDA for Korlym for the treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. In connection with the FDA approval, certain stock performance-based option awards for an aggregate of 850,000 shares of common stock vested, resulting in the recognition of approximately $1.3 million of non-cash stock-based compensation expense, which will be classified as general and administrative expense. In addition, our Board of Directors approved the payment of bonuses to officers and employees of approximately $2.1 million, including payroll taxes, for which the expense will be allocated to Research & Development or to General and Administrative expenses based on the function represented by the respective staff.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS, Continued

In January 2012, we signed a pharmacy purchase and service agreement with CuraScript, Inc. (CuraScript), and its affiliate Express Scripts Specialty Distribution Services, Inc., and, in February 2012, we signed a specialty distribution agreement with the same company. CuraScript will be our sole customer in each of these distribution channels for the initial launch of Korlym. The initial agreements are each for a one year term commencing on the launch date but may be renewed for successive one-year terms upon written mutual agreement of the parties.

15.    Quarterly Financial Data (Unaudited)

The following table is in thousands, except per share amounts:

Quarter Ended	March 31	June 30	September 30	December 31
2011
Net loss	$(7,101)	$(8,882)	$(6,435)	$(9,936)
Basic and diluted net loss per share	$(0.09)	$(0.11)	$(0.08)	$(0.12)

2010
Net loss	$(6,073)	$(5,695)	$(7,104)	$(7,094)
Basic and diluted net loss per share	$(0.10)	$(0.09)	$(0.10)	$(0.10)

Exhibit Index

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1/A (File No. 333-112676) filed on March 19, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) filed on February 10, 2004).

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

10.1†	2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) filed on February 10, 2004).

10.2

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

10.4

Master Services Agreement by and between Corcept Therapeutics Incorporated and PPD Development, LP, dated as of January 17, 2003 (incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1/A (File No. 333-112676) filed on March 19, 2004).

10.5#

Manufacturing Agreement with Produits Chimiques Auxiliaires et de Synthese SA, dated November 8, 2006 (incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K filed on April 2, 2007).

Exhibit Number	Description of Document
10.6

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

10.9†

Form of Indemnification Agreement for directors and officers approved by the Board of Directors on September 24, 2007 (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007).

10.10

Securities Purchase Agreement by and among Corcept Therapeutics Incorporated and the purchasers named therein, dated March 14, 2008 (incorporated by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K filed on March 31, 2008).

10.11

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

10.13	Warrant, dated March 25, 2008 issued to Kingsbridge Capital Limited (incorporated by reference to Exhibit 4.5 to the registrant’s Annual Report on Form 10-K filed on March 31, 2008).

10.14#

Master Service Agreement by and among Corcept Therapeutics Incorporated and ICON Clinical Research, L.P., signed on June 4, 2008 (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2008).

10.15†

Amended and Restated Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Joseph K. Belanoff, M. D., dated September 19, 2008 (incorporated by reference to Exhibit 10.25 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009).

10.16†

Amended and Restated Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Robert L. Roe, M. D., dated September 19, 2008 (incorporated by reference to Exhibit 10.26 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009).

10.17†

Amended and Restated Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Anne M. LeDoux, dated September 19, 2008(incorporated by reference to Exhibit 10.27 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009).

10.18†

Amended and Restated Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and James N. Wilson, dated September 19, 2008(incorporated by reference to Exhibit 10.28 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009).

10.19†	Employment offer letter to Caroline M. Loewy, dated October 21, 2008 (incorporated by reference to Exhibit 10.29 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009).

Exhibit Number	Description of Document
10.20†

Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Caroline M. Loewy, dated November 28, 2008 (incorporated by reference to Exhibit 10.31 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009).

10.21

Form of Warrant issued in connection with the Securities Purchase Agreement by and among Corcept Therapeutics Incorporated and the purchasers named therein, dated October 12, 2009 (incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 12, 2009).

10.22

Securities Purchase Agreement by and among Corcept Therapeutics Incorporated and the purchasers named therein, dated October 12, 2009 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 12, 2009).

10.23†	Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to the registrant’s Proxy Statement on Schedule 14A filed on May 7, 2009).

10.24†	Form of Option Agreement(incorporated by reference to Exhibit 10.25 to the registrant’s Annual Report on Form 10-K filed on March 15, 2011).

10.25

Warrant Purchase Agreement dated as of April 21, 2010 by and among Corcept Therapeutics Incorporated and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 23, 2010).

10.26

Form of Warrant issued in connection with the Warrant Purchase Agreement dated as of April 21, 2010 by and among Corcept Therapeutics Incorporated and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 23, 2010).

10.27#

Development Agreement by and between Corcept Therapeutics Incorporated and Formulation Technologies L.L.C. d/b/a PharmaForm, dated as of December 14, 2006(incorporated by reference to Exhibit 10.28 to the registrant’s Annual Report on Form 10-K filed on March 15, 2011).

10.28#

Master Services Agreement by and between Corcept Therapeutics Incorporated and United BioSource Corporation, dated as of June 29, 2010 (incorporated by reference to Exhibit 10.29 to the registrant’s Annual Report on Form 10-K filed on March 15, 2011).

10.29†	Employment offer letter to Steven Lo, dated August 9, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 12, 2010).

10.30†

Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Steven Lo, dated September 15, 2010 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on November 12, 2010).

10.32†

Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and G. Charles Robb, dated September 1, 2011 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on November 8, 2011).

10.33†	Employment offer letter to G. Charles Robb, dated August 12, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 8, 2011).

14.1	Code of Ethics (incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-1/A (File No. 333-112676) filed on March 19, 2004).

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (See signature page)

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of G. Charles Robb

Exhibit Number	Description of Document
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of G. Charles Robb

101*

The following materials from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at December 31, 2011 and 2010, (ii) Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009 and for the period from inception (May 13, 1998) to December 31, 2011, (iii) Statements of Convertible Preferred Stock and Stockholders’ Equity (Net Capital Deficiency) for the period from inception (May 13, 1998) to December 31, 2011, (iv) Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009 and for the period from inception (May 13, 1998) to December 31, 2011, and (v) Notes to Condensed Financial Statements, tagged as blocks of text.

#	Confidential treatment granted
†	Management contract or compensatory plan or arrangement
*

Pursuant to Rule 406T of Regulation S-T, these XBRL data files are deemed furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.