Form 10-Q
period 2012-03-31
CORCEPT THERAPEUTICS INC
filed 2012-05-10
CIK 1088856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

On May 1, 2012 there were 88,616,768 shares of common stock outstanding at a par value of $0.001 per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Form 10-Q) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Form 10-Q other than statements of historical fact are forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “should,” “seeks” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements made in this Quarterly Report on Form 10-Q may include, but are not limited to, statements about:

•	our ability to manufacture, market, commercialize and achieve market acceptance for Korlym™ (mifepristone) 300mg Tablets;

•	our ability to realize the benefits of Orphan Drug Designation of Korlym in the United States and the European Union (EU);

•

the progress and timing of our research, development and clinical programs and the timing of regulatory activities, including post-approval actions by the United States Food and Drug Administration (FDA) for mifepristone for the treatment of the psychotic features of psychotic depression;

•	our estimates of the dates by which we expect to report results of our clinical trials and the anticipated results of these trials;

•	the timing of the market introduction of future product candidates, including any other compound in our families of selective GR-II antagonists;

•

our ability to manufacture, market, commercialize and achieve market acceptance for our current and future product candidates, including mifepristone for the treatment of the psychotic features of psychotic depression and any other compound in our families of selective GR-II antagonists;

•	uncertainties associated with obtaining and enforcing patents;

•	our estimates for future performance, including revenue and profits; and

•	our estimates regarding our capital requirements and our needs for, and ability to obtain, additional financing.

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

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(In thousands)

	March 31, 2012	December 31, 2011
	(Unaudited)	(See Note 1)
Assets

Current assets:
Cash and cash equivalents	$42,627	$39,635
Inventory	56	—
Prepaid expenses and other current assets	102	140

Total current assets	42,785	39,775
Property and equipment, net of accumulated depreciation	30	26
Other assets	72	32

Total assets	$42,887	$39,833

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$2,084	$3,611
Accrued clinical expenses	781	644
Accrued compensation	264	238
Other accrued liabilities	441	533

Total current liabilities	3,570	5,026

Commitments

Stockholders’ equity:
Preferred stock	—	—
Common stock	89	84
Additional paid-in capital	258,820	243,281
Deficit accumulated during the development stage	(219,592)	(208,558)

Total stockholders’ equity	39,317	34,807

Total liabilities and stockholders’ equity	$42,887	$39,833

The accompanying notes are an integral part of these condensed financial statements.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

			Period from inception (May 13, 1998) to March 31,
	Three Months Ended March 31,
	2012	2011	2012
Collaboration revenue	$—	$—	$1,014

Operating expenses:
Research and development	3,542	4,924	157,703
Selling, general and administrative	7,487	2,174	68,067

Total operating expenses	11,029	7,098	225,770

Loss from operations	(11,029)	(7,098)	(224,756)

Interest and other income, net	—	2	6,825
Other expense	(5)	(5)	(1,661)

Net loss and comprehensive loss	$(11,034)	$(7,101)	$(219,592)

Basic and diluted net loss per share	$(0.13)	$(0.09)

Weighted average shares outstanding used in computing basic and diluted net loss per share	84,420	80,764

The accompanying notes are an integral part of these condensed financial statements.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

			Period from inception
	Three Months Ended		(May 13, 1998)
	March 31,		to March 31,
	2012	2011	2012
Operating activities
Net loss	$(11,034)	$(7,101)	$(219,592)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization of property and equipment	3	—	122
Expense related to stock options, net of recoveries	2,388	580	22,402
Expense related to stock issued for services or in conjunction with license agreement	—	—	95
Expense related to stock issued below fair value	—	—	522
Interest accrued on convertible promissory note	—	—	104
Settlement of liquidated damages in stock	—	—	1,281
Changes in operating assets and liabilities:
Inventory	(56)	—	(56)
Prepaid expenses and other current assets	38	(186)	(102)
Other assets	(40)	76	(72)
Accounts payable	(1,527)	1,048	2,084
Accrued clinical expenses	137	(121)	781
Other liabilities	(66)	(1,591)	705

Net cash used in operating activities	(10,157)	(7,295)	(191,726)

Investing activities
Purchases of property and equipment	(7)	—	(93)
Purchases of investments	—	—	(118,320)
Maturities of investments	—	—	118,320

Net cash used in investing activities	(7)	—	(93)

Financing activities
Proceeds from issuance of common stock and warrants, including collection of notes receivable, net of issuance costs	13,156	41,918	192,584
Proceeds from issuance of convertible preferred stock, net of cash paid for issuance costs	—	—	40,378
Proceeds from issuance of convertible notes	—	—	1,543
Principal payments of obligations under capital leases	—	—	(59)

Net cash provided by financing activities	13,156	41,918	234,446

Net increase in cash and cash equivalents	2,992	34,623	42,627
Cash and cash equivalents, at beginning of period	39,635	24,578	—

Cash and cash equivalents, at end of period	$42,627	$59,201	$42,627

The accompanying notes are an integral part of these condensed financial statements.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Corcept Therapeutics Incorporated was incorporated in the state of Delaware on May 13, 1998, and our facilities are located in Menlo Park, California. Corcept is a pharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of severe metabolic and psychiatric disorders. Since our inception in May 1998, we have been developing our lead product, Korlym™. Mifepristone the active ingredient in Korlym, is a potent glucocorticoid receptor II (GR-II) antagonist, which means that it blocks the effects of cortisol throughout the body. On February 17, 2012, the United States Food and Drug Administration (FDA) approved Korlym (mifepristone) 300 mg Tablets in the United States as a once-daily oral medication for treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. We released Korlym for sale on April 10, 2012. We also have a clinical program for the use of mifepristone, the active ingredient in Korlym, for the treatment of the psychotic features of psychotic depression. We are currently conducting a phase 3 study for this indication. In addition, we have discovered three series of novel selective glucocorticoid receptor II (GR-II) antagonists. Unless otherwise stated, all references in these financial statements to “we,” “us,” “our,” “Corcept,” the “Company,” “our company” and similar designations refer to Corcept Therapeutics Incorporated.

Our primary activities since incorporation have been raising capital, performing business and financial planning, establishing our offices, recruiting personnel, conducting research and development, overseeing clinical trials and commercializing Korlym. Accordingly, we are considered to be in the development stage.

The accompanying unaudited balance sheet as of March 31, 2012, statements of comprehensive loss for the three-month periods ended March 31, 2012 and 2011 and statements of cash flows for the three-month periods ended March 31, 2012 and 2011 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2011 has been derived from audited financial statements at that date.

Management Plans Regarding Liquidity

In the course of our commercialization and development activities, we have sustained operating losses and expect such losses could continue. We plan to finance our operations through sales of Korlym, the sale of our equity, the sale of debt securities and/or by entering into strategic relationships with potential partners. Our ability to continue operations is dependent upon the successful commercialization of Korlym and our execution of our financing and/or any partnership strategies.

As reflected in the accompanying financial statements as of March 31, 2012, we had cash and cash equivalents of $42.6 million, working capital of $39.2 million and an accumulated deficit of $219.6 million. We believe that we have sufficient funds to maintain our operations through the first quarter of 2013.

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

Cost accruals for clinical trials are based upon estimates of work completed under service agreements, milestones achieved, patient enrollment and past experience with similar contracts. Our estimates of work completed and associated cost accruals include our assessments of information received from third-party contract research organizations and the overall status of clinical trial and other development and administrative activities. The estimates are updated as new information becomes available. Changes in estimates are recorded in the period of the change.

Cash and Cash Equivalents

We invest our cash in bank deposits, money market accounts, corporate debt securities and obligations of the U.S. government and U.S. government sponsored entities. We consider all highly liquid investments purchased with maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost. As of March 31, 2012 and December 31, 2011, all of our funds were invested in cash and cash equivalents that consist of a money market fund maintained at a major U.S. financial institution.

Credit Risks and Concentrations

Our concentration of credit risk relates to our cash and cash equivalents. We are exposed to credit risk in the event of default by the financial institutions holding these funds to the extent of the amount recorded on our balance sheet. This risk is mitigated by investing in securities with high credit ratings from the major rating agencies and by limiting the amount of investment in any one issuer. For the three-month periods ended March 31, 2012 and 2011, we experienced no loss or lack of access to cash and cash equivalents in our operating or investment accounts.

We also have a concentration of risk in regard to the manufacture of our product. As of March 31, 2012, we had one manufacturer of Korlym tablets and it has indicated that it will temporarily suspend commercial production in the fourth quarter of 2012 while it relocates to a new facility. We have a contract with a potential second tablet manufacturer to whom we have transferred the production process. This manufacturer has produced regulatory stability batches and established the required analytical testing methods. We believe we will successfully establish the back-up manufacturer as an FDA-approved source of Korlym tablets. However, if we are not able to do so, and if our pre-existing supplier is unable to make Korlym tablets in the quantities it has agreed to supply, we may not have adequate inventory of Korlym tablets to meet potential demand.

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

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

No assets or liabilities in our financial statements are required to be measured at fair value other than our investment portfolio.

Inventory

We consider regulatory approval of product candidates to be uncertain, and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. As such, the manufacturing costs for product candidates incurred prior to regulatory approval are not capitalized as inventory. When regulatory approval is obtained, we begin capitalizing inventory at the lower of cost or net realizable value.

We determine the cost of inventory using the specific identification method. We analyze our inventory levels quarterly and write down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value, as well as any inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are recognized as cost of sales in the statement of comprehensive loss.

Revenue Recognition

Collaboration revenue relates to services rendered in connection with agreements signed with Eli Lilly and Company (Eli Lilly), in which Eli Lilly agreed to support certain of our pre-clinical and clinical proof-of-concept studies evaluating the ability of our product candidates to mitigate or prevent weight gain associated with the use of Zyprexa® (olanzapine), an atypical antipsychotic medication. Under the agreements, Eli Lilly agreed to supply the Zyprexa and olanzapine and pay for the studies. We were required to perform development activities as specified in these agreements and were reimbursed based on the costs associated with the conduct of the trial and the preparation and packaging of clinical trial materials. Revenue was recognized as services were rendered in accordance with the agreements.

Research and Development

Research and development expenses consist of costs incurred for Company-sponsored research and development activities. These costs include direct expenses (including nonrefundable payments to third parties) and research and development-related overhead expenses, as well as the cost of funding clinical trials, pre-clinical studies, manufacturing development and the development of second-generation compounds and are expensed as incurred. Costs to acquire technologies and materials used in research and development that have no alternative future use are expensed when incurred.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

Stock-Based Compensation

Stock-based compensation for employee and director options

Since January 1, 2006, we have accounted for stock-based compensation related to option grants to employees and directors under the fair value method, based on the fair value-based measurement of the award at the grant date except that, for option awards granted prior to our initial public offering (IPO), we calculated stock-based compensation expense based on the intrinsic value method. For service awards, expense is recognized over the requisite service period. For options with performance-based vesting criteria, expense is recognized at such time as there is a high degree of probability (i.e., greater than 70 percent) of achieving the vesting criteria.

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

2. Fair Value

As of March 31, 2012 and December 31, 2011, our financial assets were invested in a money market fund that can be converted to cash at par on demand. These funds, which totaled approximately $41.8 million and $39.0 million as of March 31, 2012 and December 31, 2011, respectively, were measured at fair value, which approximates cost, as of the respective dates and were classified as Level 1 assets in the fair value hierarchy for financial assets.

There were no realized gains or losses on investments during the three-month periods ended March 31, 2012 and 2011. The cost of securities sold is determined based upon specific identification.

3. Other Accrued Liabilities

The following table presents the components of other accrued liabilities as of the dates presented. All amounts are in thousands.

	March 31, 2012	December 31, 2011
Professional fees	$141	$292
Legal fees	50	46
Commercialization costs	94	80
Manufacturing costs	54	78
Other	102	37

Total	$441	$533

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

4. Commitments

During March 2012, we placed purchase orders with Produits Chimiques Auxiliaires et de Synthese SA (PCAS) for the acquisition of mifepristone, the active pharmaceutical ingredient (API) in Korlym, for delivery during the remainder of 2012 for aggregate commitments of approximately $2.8 million.

We also placed purchase orders during March 2012 with PharmaForm LLC, our tableting provider, for Korlym tablets for delivery in the second and third quarters of 2012 for a total commitment of approximately $1.1 million.

5. Capital Stock

On March 3, 2012, two investors exercised warrants with exercise prices ranging from $2.77 to $2.96 per share, resulting in the issuance of 93,082 shares of common stock and the generation of aggregate proceeds of approximately $267,000.

On March 29, 2012, we issued approximately 4.2 million shares of our common stock upon the exercise of warrants that had been issued in a private placement transaction in April 2010 at an exercise price of $2.96 per share and sold new warrants to the same investors to purchase approximately 4.2 million shares of common stock at an exercise price of $4.05 per share. The new warrants are exercisable through March 29, 2015. The net proceeds generated in these transactions were approximately $12.9 million, after the deduction of issuance costs. Approximately 40 percent of the securities sold in this transaction were purchased by venture capital funds, trusts and other entities affiliated with members of our Board of Directors, with the remainder being purchased by other qualified investors.

6. Stock Option Plans

We have two stock option plans – the 2000 Stock Option Plan (the 2000 Plan) and the 2004 Equity Incentive Plan (the 2004 Plan). All option grants under the 2000 Plan are fully vested, with grants covering approximately 307,000 shares outstanding as of March 31, 2012, with expirations ranging from 2012 to 2014. Vested shares under this plan that are not exercised will not be added to the pool of shares available for future grant upon expiration.

In 2004, our board of directors and stockholders approved the 2004 Plan, which became effective upon the completion of our IPO, after which time no options have been or will be issued under the 2000 Plan. Under the 2004 Plan, options, stock purchase and stock appreciation rights and restricted stock awards can be issued to employees, officers, directors and consultants. The 2004 Plan provides that the exercise price for incentive stock options will be no less than 100 percent of the fair value of our common stock as of the date of grant. Options granted under the 2004 Plan vest over periods ranging from one to five years. The vesting period is generally equivalent to the requisite service period.

In November 2011, our Board of Directors authorized an increase in the shares available for issuance under the 2004 Plan equal to 4 percent of the shares of our common stock outstanding as of December 31, 2011, pursuant to the terms of the 2004 Plan. Accordingly, the shares available for issuance under the 2004 Plan have been increased by a total of 3,369,249 shares as of January 1, 2012.

During the quarter ended March 31, 2012, we issued an aggregate of 30,000 shares of our common stock upon the exercise of stock options. Upon exercise of stock options, new shares were issued.

CORCEPT THERAPEUTICS INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

The following table provides a summary of non-cash stock-based compensation. All figures are in thousands.

	Three Months Ended March 31,
	2012	2011
Research and development	$118	$56
Selling, general and administrative	2,270	524

Total non-cash based compensation	$2,388	$580

The data in the table above for the three-month period ended March 31, 2012 includes approximately $1.3 million of non-cash stock-based compensation expense, classified as selling, general and administrative expense, related to performance-based stock option awards to officers for an aggregate of 850,000 shares of common stock that vested in February 2012 upon the FDA approval of our first commercial product. All other stock-based compensation in the periods presented relates to service-based option awards.

7. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during each period. The computed net loss per share for each period, including the number of weighted-average shares outstanding, is shown on the face of the statements of comprehensive loss.

The following table presents information on securities outstanding as of the end of each period that could potentially dilute the per share data in the future. All figures are in thousands.

	March 31,
	2012	2011
Stock options outstanding	10,338	8,093
Warrants outstanding	9,026	9,200

Total	19,364	17,293

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a pharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of severe metabolic and psychiatric disorders. Our focus is on disorders that are associated with the steroid hormone cortisol. Elevated levels and abnormal release patterns of cortisol have been implicated in a broad range of human disorders.

Since our inception in May 1998, we have been developing mifepristone, a potent glucocorticoid receptor II (GR-II) antagonist. On February 17, 2012, the FDA approved Korlym (mifepristone) 300 mg Tablets in the United States as a once-daily oral medication for treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. We released Korlym for sale on April 10, 2012. We also have an on-going phase 3 study of mifepristone, the active ingredient in Korlym, for treatment of the psychotic features of psychotic depression. We have also discovered three series of novel selective GR-II antagonists.

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

As discussed above, the FDA approved our NDA for Korlym on February 17, 2012. This approval allows us to market Korlym in the United States. We are implementing our plans, including hiring a small number of Medical Science Liaisons (MSLs) and engaging third-party vendors, to launch Korlym in the United States.

We have Orphan Drug Designations for Korlym from the FDA for the approved indication and from the European Commission for the treatment of endogenous Cushing’s syndrome. Orphan Drug Designation in the United States is a special status granted by the FDA to encourage the development of treatments for diseases or conditions that affect fewer than 200,000 patients in the United States. Drugs that receive Orphan Drug Designation obtain seven years of marketing exclusivity for the approved indication from the date of drug approval, as well as tax credits for clinical trial costs, marketing application filing fee waivers and assistance from the FDA in the drug development process. Benefits of Orphan Drug Designation in the EU are similar to those in the U.S., but include ten years of marketing exclusivity for the approved indication in all 27 member states, free scientific advice during drug development, access to a centralized review process and a reduction or complete waiver of fees levied by the European Medicines Agency.

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

Several of our new compounds have demonstrated positive results in animal models for the prevention and reversal of anti-psychotic-induced weight gain. One of them, CORT 108297, is in phase 1b/2a clinical trials. We have identified other selective GR-II antagonists from our proprietary series that we believe may have utility as therapeutic agents in a variety of diseases. Our intent is to continue our discovery research program with the goal of identifying new selective GR-II antagonists and to manufacture and conduct pre-clinical development on one or more of these compounds and to submit Investigational New Drug (IND) applications with respect to the most promising of them, as we deem appropriate.

At the American Diabetes Association conference in June 2009, there was also a presentation of preclinical data from another study of CORT 108297 conducted at Stanford University. This study demonstrated that CORT 108297 suppresses body weight gain and improves insulin sensitivity in healthy mice fed a 60 percent fat diet and high sucrose liquid. The results of these preclinical data were published in April 2011 in the journal Nutrition and Metabolism.

In addition, we are continuing research and pre-clinical efforts to identify additional selective GR-II antagonists for clinical study.

General

Our activities to date have included:

•	product development, including designing, funding and overseeing clinical trials and conducting non-clinical activities such as toxicological testing;

•	discovery research;

•	regulatory affairs;

•	intellectual property prosecution and expansion; and

•	commercialization of Korlym.

Historically, we have financed our operations and internal growth primarily through private placements of our preferred and common stock and the public sale of common stock rather than through collaborative or partnership agreements. Therefore, we have no research funding or collaborative payments payable to us.

Our primary activities since incorporation have been raising capital, performing business and financial planning, establishing our offices, recruiting personnel, conducting research and development, overseeing clinical trials, and commercializing Korlym. Accordingly, we are considered to be in the development stage. As of March 31, 2012, we had an accumulated deficit of $219.6 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for mifepristone, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing process development and regulatory activities, as well as selling, general and administrative expenses, including preparations for the commercial launch of Korlym, which occurred in April 2012. We may continue to incur net losses over at least the next few years as we continue our mifepristone and selective GR-II antagonist clinical development programs, apply for regulatory approvals, continue discovery and initiate development of other selective GR-II antagonists for various indications, acquire and / or develop treatments in other therapeutic areas, establish sales and marketing capabilities and expand our operations.

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

We did not recognize any revenue under the agreements during any period in 2012 or 2011 and none will be recognized in the future as all of the activities relating to these agreements were completed by mid-2009.

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

Research and development expenses decreased 28 percent to $3.5 million for the three-month period ended March 31, 2012 from $4.9 million for the comparable period in 2011. During the first quarter of 2012 as compared to the corresponding period in 2011, there was an increase of approximately $604,000 in staffing costs, which includes bonuses paid on FDA approval of Korlym in the amount of approximately $441,000 and increases of approximately $62,000 for stock-based compensation expenses related to employees working in research and development functions. There were decreases of approximately $730,000 in consultancy costs, due primarily to the additional resources required during the first quarter of 2011 for the preparation of the NDA, which was submitted on April 15, 2011. Korlym manufacturing costs also decreased approximately $527,000 during the first quarter of 2012 as compared to the corresponding period in 2011, due to the acquisition of active pharmaceutical ingredient for Korlym and the initiation of manufacturing development work at a potential back-up site for the manufacture of Korlym tablets during the first quarter of 2011.

Clinical trial costs decreased approximately $482,000 during the first quarter of 2012, as compared to the corresponding period of 2011, including decreases of approximately $149,000 related to drug-drug interaction and other NDA-supportive studies with Korlym, and approximately $204,000 related to the clinical trials with Korlym in the treatment of Cushing’s syndrome. These decreases were partially offset by an increase of approximately $74,000 related to our phase 3 study with mifepristone for the treatment of psychotic depression. During the first quarter of 2012 as compared to the corresponding period in 2011, there was a net decrease of approximately $204,000 related to clinical studies with CORT 108297 and a decrease of approximately $40,000 in manufacturing activities related to this product.

In addition, there was a decrease of approximately $150,000 related to financial support for medical conferences and seminars in support of our Cushing’s syndrome program as these expenditures were incurred in the first quarter of 2011; such costs will be incurred during the second quarter of 2012. During the first quarter of 2012 as compared to the corresponding period in 2011, there was also a net decrease of approximately $51,000 related to IND-enabling activities and research efforts regarding our new GR-II antagonists.

Below is a summary of our research and development expenses by major project:

	Three-Months Ended
	March 31,
Project	2012	2011
	(in thousands)
Korlym	$1,415	$2,252
Mifepristone for Psychotic Depression	523	403
Selective GR-II antagonists	1,071	1,125
Unallocated activities, including NDA supportive studies and manufacturing, regulatory and pre-clinical activities	415	1,088
Stock-based compensation	118	56

Total research and development expense	$3,542	$4,924

We expect that research and development expenditures will decrease during the remainder of 2012 as compared to 2011 as increases in costs associated with the continuation of our phase 3 study of mifepristone for the treatment of psychotic depression, and the continued development of our other proprietary selective GR-II antagonists will be more than offset by decreases in the costs related to the completion of our phase 3 study in Cushing’s syndrome. Research and development expenses in 2013 and future years will be largely dependent on our strategic priorities and the availability of additional funds to finance clinical development plans. See also, “Liquidity and Capital Resources”.

Many factors can affect the cost and timing of our trials including inconclusive results requiring more clinical trials, slow patient enrollment, adverse side effects in study patients, insufficient supplies for our clinical trials and real or perceived lack of effectiveness or safety of the drug in our trials. The cost and timing of development of our selective GR-II antagonists will be dependent on the success in our efforts and any difficulties that may be encountered. In addition, the development of all of our product candidates will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our product candidates.

Selling, general and administrative expenses — Selling, general and administrative expenses include 1) personnel and consultancy costs related to administrative and commercialization activities, including facilities costs and non-cash stock-based compensation, 2) expenses of third-party vendors that we engaged to execute our commercial plans related to Korlym, including conducting market research, providing market analytics, developing reimbursement support services and, distribution and other logistical needs related to our commercialization of Korlym and 3) legal, accounting and other professional fees.

For the three-month period ended March 31, 2012, selling, general and administrative expenses increased to $7.5 million from $2.2 million for the comparable period in 2011. During the first quarter of 2012 as compared to the corresponding period in 2011, staffing and consultancy costs increased approximately $3.8 million due primarily to additional resources necessary to engage in planning for the commercialization of Korlym. Approximately $1.7 million of this amount represented increases in non-cash stock-based compensation costs related to stock options granted to employees, directors and consultants, of which approximately $1.3 million relates to performance-based stock option awards to officers for an aggregate of 850,000 shares of common stock that vested in February 2012 upon the FDA approval of our first commercial product. There was also approximately $1.6 million in bonuses awarded in the first quarter of 2012 to employees working in selling, general and administrative functions in recognition of the FDA’s approval of Korlym.

In addition, there was an increase in other professional services costs related to commercialization activities and other corporate matters of approximately $1.4 million during the first quarter of 2012 as compared to the corresponding period of 2011.

We expect that selling, general and administrative expenses will increase during the remainder of 2012 as compared to 2011 in regard to activities directly associated with product commercialization and the need to increase our administrative infrastructure to support these activities. The level of selling, general and administrative activities and related expenses in 2013 and future years will be largely dependent on our assessment of the staff and other services necessary to support product commercialization and our continued clinical development activities and the availability of additional funds. See also, “Liquidity and Capital Resources”.

Interest and other income, net — Interest and other income, net of investment management fees, was approximately $2,000 for the three-month period ended March 31, 2011. There was no interest and other income for the three-month period ended March 31, 2012.

Other expense — Other expense was approximately $5,000 for each of the three-month periods ended March 31, 2012 and 2011.

Liquidity and Capital Resources

We have incurred operating losses since inception, and at March 31, 2012, we had a deficit accumulated during the development stage of $219.6 million. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities to fund our operations.

At March 31, 2012, we had cash and cash equivalents of $42.6 million, compared to $39.6 million at December 31, 2011. Net cash used in operating activities for the three-month periods ended March 31, 2012 and 2011 was $10.2 million and $7.3 million, respectively. We used cash in each period primarily for research and development activities, including efforts toward the submission and prosecution of the NDA for Korlym and to develop administrative infrastructure to support the commercialization of Korlym.

On March 29, 2012, we issued approximately 4.2 million shares of our common stock upon the exercise of warrants that had been issued in a private placement transaction in April 2010 at an exercise price of $2.96 per share and sold new warrants to the same investors to purchase approximately 4.2 million shares of common stock at an exercise price of $4.05 per share. The new warrants are exercisable through March 29, 2015. The net proceeds generated in this transaction were approximately $12.9 million, after the deduction of issuance costs. Approximately 40 percent of the securities sold in this transaction were purchased by venture capital funds, trusts and other entities affiliated with members of our Board of Directors, with the remainder being purchased by other qualified investors.

In addition, on March 3, 2012, two investors exercised warrants with exercise prices ranging from $2.77 to $2.96 per share, resulting in the issuance of 93,082 shares of common stock and the generation of aggregate proceeds of approximately $267,000.

We expect cash used in operating activities to increase during the remainder of 2012 as compared to spending levels in 2011 due to the commercialization of Korlym, the continuation of our phase 3 clinical trial of mifepristone for the treatment of psychotic depression and the continued development of our selective GR-II antagonists. We expect our funding requirements for operating activities may increase in 2013 and possibly beyond as costs associated with the continuation of our development program for Cushing’s syndrome, continuation and possible expansion of our development programs for psychotic depression and our selective GR-II antagonists, research activities, commercialization activities and selling, general and administrative expenses may be only partially offset by revenues from sales of Korlym.

We believe that we have sufficient capital resources to maintain our operations through the first quarter of 2013, including the launch of Korlym, the continuation of enrollment in our phase 3 psychotic depression trial, proof of concept clinical studies for CORT 108297 and research and pre-clinical activities related to additional selective GR-II antagonists.

We may need to raise additional funds to support the continued development of mifepristone for the treatment of the psychotic features of psychotic depression and continue and expand the development of our proprietary selective GR-II antagonists beyond the end of the first quarter of 2013.

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

In March 2008, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge). Under the terms of the agreement, Kingsbridge committed to provide up to $60 million of capital in exchange for newly-issued shares of our common stock for a period of up to three years after the SEC declares effective the registration statements filed by us covering the resale of the shares of common stock issuable in connection with the CEFF and the shares of common stock underlying the warrant issued to Kingsbridge. In June 2008, the SEC declared effective our registration statement with the SEC covering the resale of approximately 3.6 million of the shares issuable under the CEFF and the shares issuable upon the exercise of the warrant issued to Kingsbridge. This registration statement covers approximately 37 percent of the 9.6 million shares of our common stock issuable pursuant to the CEFF and all of the 330,000 shares of our common stock issuable upon exercise of the warrant issued to Kingsbridge. As of the filing of this report, approximately 2.6 million shares remain available for sale under the initial registration statement. We may decide to file an additional registration statement covering the resale of the remaining 6.0 million shares of our common stock issuable pursuant to the CEFF approximately 60 days after Kingsbridge and its affiliates have resold substantially all of the securities registered for sale under this initial registration statement.

Under the terms of the agreement, the determination of the exact timing and amount of any CEFF financings will be made solely by us, subject to certain conditions. The agreement currently requires a minimum stock price of $1.50 per share to allow us to issue shares to Kingsbridge under the CEFF. Through March 31, 2012, we have raised a total of approximately $2.6 million from the sales of stock under the CEFF. Based on the volume weighted average price on the NASDAQ Capital Market for our common stock for the period from March 25, 2008, the date of the signing of the Kingsbridge CEFF, through May 1, 2012, the maximum amount of additional funds that could be raised under the CEFF is approximately $28 million. The actual amount of funds that can be raised under this agreement will be dependent on the number of shares actually sold under the agreement and the market value of our stock during the pricing periods of each sale.

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

Contractual Obligations and Commercial Commitments

During March 2012, we placed purchase orders with Produits Chimiques Auxiliaires et de Synthese SA (PCAS) for the acquisition of mifepristone, the active pharmaceutical ingredient (API) in Korlym, for delivery during the remainder of 2012 for aggregate commitments of approximately $2.8 million.

We also placed purchase orders during March 2012 with PharmaForm LLC, our tableting provider, for Korlym tablets for delivery in the second and third quarters of 2012 for a total commitment of approximately $1.1 million.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. During the three months ended March 31, 2012, we have not made any significant changes to our critical accounting policies and estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objective of our investment activities is to preserve principal. As of March 31, 2012, our cash and cash equivalents consisted primarily of a money market fund maintained at a major U.S. financial institution. To minimize our exposure to interest rate risk, we have limited the maturities of our investments to less than two years with an average maturity not to exceed one year. Due to the short-term nature of these instruments, a 1 percent increase or decrease in market interest rates would not have a material impact on the total value of our portfolio as of March 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. Most recently, on August 2, 2011, the Budget Control Act of 2011 among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2 percent per fiscal year, starting in 2013.

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

We may experience competition from Novartis, which has received approval in the EU to market its somatostatin analogue, pasireotide, for the treatment of patients with Cushing’s disease (a subset of the patients with Cushing’s syndrome) who have failed or are not candidates for surgery. In the United States, Novartis completed its phase 3 trial of pasireotide in Cushing’s disease and submitted an NDA to the FDA in June 2011. It withdrew this NDA in October 2011 due to an unspecified issue related to its chemistry, manufacturing and controls, but has stated that it plans to resubmit its NDA.

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

A limited number of our employees have experience in marketing or selling pharmaceutical products. To achieve commercial success for any approved product, we must either develop sales and marketing capabilities or enter into arrangements with others to market and sell our current and future products. We are seeking to hire experienced medical science liaisons and other personnel to commercialize Korlym in the United States. Although we received approval to market and sell the drug in February 2012, our efforts to staff, deploy and train an organization remain in an early stage. Our medical education, sales and marketing efforts may not be successful or cost-effective. If our efforts to develop a commercial organization are not successful, cost-effective and timely, we may not achieve profitability.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

We expect that the development of our commercial organization and the likely future expansion of our research and development efforts will strain our administrative, operational and management resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. To date, we have relied on a small management team, including a number of part-time contributors. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

The active ingredient in Korlym, mifepristone (RU-486), is used to terminate early pregnancy. As a result, mifepristone has been and continues to be the subject of considerable ethical and political debate in the United States and elsewhere. Public perception of mifepristone may limit our ability to engage alternative manufacturers and may limit the commercial acceptance of Korlym by patients and physicians. Even though we have taken measures to minimize the likelihood of the prescribing of Korlym to a pregnant woman, physicians may choose not to prescribe Korlym to a woman simply to avoid any risk of unintentionally terminating a pregnancy. We have taken measures to control the distribution of Korlym to reduce the potential for diversion and this controlled distribution may negatively impact sales of Korlym.

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

We have an agreement with the tablet manufacturer that we included in our NDA submission. This tablet manufacturer is a single-source supplier to us and has indicated that it will temporarily suspend commercial production in the fourth quarter of 2012 while it relocates to a new facility. However, we have a contract with a potential second tablet manufacturer to whom we have transferred the production process. This manufacturer has produced regulatory stability batches and established all required analytical testing methods. Nevertheless, we have no assurance that we will be able to obtain FDA approval for this vendor as an alternate supplier. If we are unable to secure an alternate tablet supplier on a timely basis and if our current single-source supplier were to fail to manufacture tablets on a timely basis, or fail to maintain manufacturing capabilities that meet FDA standards, we would likely experience a lengthy delay in our manufacturing processes. We cannot assure you that our single source-supplier will be able or willing to meet our future demands.

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

If our third-party manufacturers fail to comply with FDA regulations or otherwise fail to meet our requirements, our product development and commercialization efforts may be delayed.

We depend on third party manufacturers to supply the active pharmaceutical ingredient in Korlym and to manufacture Korlym tablets. These suppliers and manufacturers must comply with the FDA’s current Good Manufacturing Practices (cGMP) regulations and guidelines. Our suppliers and manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages of qualified personnel. Their failure to follow cGMP or other regulatory requirements and to document their compliance with cGMP may lead to significant delays in the availability of Korlym or other products for commercial use or clinical study or the termination or hold on a clinical study, or may delay or prevent filing or approval of marketing applications for our product candidates.

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

In addition, there are health care fraud and abuse regulations and enforcement by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal health care programs’ Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal health care programs such as the Medicare and Medicaid programs;

•

federal false claims laws, which prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Pharmaceutical companies have been prosecuted under these laws for a variety of promotional and marketing activities, such as allegedly providing free product to or entering into “sham” consulting arrangements with customers to induce such customers to purchase, order or recommend the company’s products in violation of the Anti-Kickback Statute and federal false claims laws and regulations; reporting to pricing services inflated average wholesale prices that were then used by certain governmental programs to set reimbursement rates; engaging in the promotion of “off-label” uses that caused customers to submit claims to and obtain reimbursement from governmental payors for non-covered “off-label” uses; and submitting inflated best price information to the Medicaid Drug Rebate Program.

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

The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Moreover, recent health care reform legislation has strengthened these laws. For example, the PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes; a person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

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

We only have significant clinical experience with mifepristone and we may determine that mifepristone is not desirable for uses other than for the treatment of the psychotic features of psychotic depression and hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. For example, we do not intend to develop mifepristone for mitigation of the weight gain associated with the use of Zyprexa, Risperdal or other atypical antipsychotics, even though we have reported positive results in the proof of concept studies described in Part I, Item 1, Business – Overview – Mifepristone Proof-of-Concept Studies for Other Metabolic Disorders of our Annual Report on Form 10-K for the year ended December 31, 2011. We are pursuing other GR-II antagonists for this use. The compounds developed pursuant to our early clinical, preclinical and discovery research programs, including CORT 108297, may fail to become viable product candidates in spite of the resources we may dedicate to the program. Even if product candidates are identified, we may abandon further development efforts before we reach clinical trials or after expending significant expense and time conducting clinical trials due to financial constraints, concerns over the safety or efficacy of the product candidates, manufacturing difficulties or other reasons. Moreover, governmental authorities may enact new legislation or regulations that could limit or restrict our development efforts. If we are unable to successfully discover and commercialize new uses for GR-II antagonists, we may be unable to generate sufficient revenue to support our operations.

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

We anticipate that our existing capital resources will be sufficient to fund our operations through the first quarter of 2013. However, our expectations are based on our ability to commercialize Korlym successfully, as well as our currently planned clinical development and research programs for mifepristone and for certain of our proprietary, selective GR-II antagonists, which may change as a result of many factors, including:

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

Consequently, we may need additional funding sooner than anticipated. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current and future operating plans.

We cannot be certain that additional funding will be available on acceptable terms or at all. Even though we have raised funds a number of times in the past, market and economic conditions may make it difficult for us to raise any or sufficient additional capital. Our sales of common stock and warrants and the exercises of warrants have been dilutive to stockholders and any exercise of outstanding warrants and additional equity financing will cause further dilution to stockholders. Debt financing, if available, may involve restrictive covenants. If we obtain funds through collaborations with others, these arrangements may be on unfavorable terms or may require us to relinquish certain rights to Korlym, our technologies or product candidates, which we would otherwise seek to develop on our own. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or we may be required to discontinue operations.

We have incurred losses since inception and anticipate that we will incur continued losses for at least the next few years.

We are a development stage company. We have a limited history of operations and have focused primarily on clinical trials. We are beginning to commercialize Korlym and, if the outcome of our clinical trials supports it, we plan to seek FDA regulatory clearance to market mifepristone for the treatment of the psychotic features of psychotic depression. Historically, we have funded our operations primarily from the sale of our equity securities. We have incurred losses in each year since our inception in 1998. As of March 31, 2012, we had an accumulated deficit of $219.6 million. We do not know when or if we will generate product revenue. Subject to our ability to raise additional funds, we expect our research and development expenses to increase in connection with the clinical trials and other development activities for mifepristone for the psychotic features of psychotic depression and for other product candidates. We expect to incur significant expenses related to commercializing Korlym. As a result, we expect that our losses will increase at least until Korlym is generating material amounts of revenue. We are unable to predict the extent of any future losses or whether or when we will become profitable.

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

In June 2008, the SEC declared effective our registration statement with the SEC covering the resale of approximately 3.6 million of the shares issuable under the CEFF and the shares issuable upon the exercise of the warrant issued to Kingsbridge. This registration statement covers approximately 37 percent of the 9.6 million shares of our common stock issuable pursuant to the CEFF and all of the 330,000 shares of our common stock issuable upon exercise of the warrant issued to Kingsbridge. We may decide to file an additional registration statement covering the resale of the remaining shares of our common stock issuable pursuant to the CEFF 60 days after Kingsbridge and its affiliates have resold substantially all of the securities covered by this initial registration statement; therefore, the timing of the submission of this subsequent registration statement is uncertain. This subsequent registration statement may be subject to review and comment by the staff of the SEC, and will require the consent of our independent registered public accounting firm. We cannot assure you that this registration statement will be declared effective or, if declared effective, that it will remain continuously effective thereafter.

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

Any shares that we may issue to Kingsbridge under the CEFF will have a dilutive effect on the holdings of our current stockholders, and may result in downward pressure on the price of our common stock. For each draw down under the CEFF, we will issue shares to Kingsbridge at a discount of up to 10 percent from the volume weighted average price of our common stock during the eight-day trading period following the issuance of the draw down notice. If we draw down amounts under the CEFF when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing and may further decrease our share price.

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

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended May 1, 2012, our average daily trading volume was approximately 331,000 shares and the intra-day sales prices per share of our common stock on the NASDAQ Capital Market ranged from $2.50 to $5.07. As of May 1, 2012, our officers, directors and principal stockholders controlled approximately 40 percent of our common stock. The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

The registration rights agreement covering the approximately 8.9 million shares of our common stock issued in a private offering in March 2008 and an additional approximately 4.5 million shares of common stock underlying warrants issued in connection with the offering provided that if we failed to file or cause to be declared effective the registration statement covering the resale of these shares prior to specified deadlines, or failed to maintain the effectiveness of such registration statement (subject to limited permissible suspension periods), we would be required to pay the holders of such shares and warrants liquidated damages at the rate of 1 percent of the purchase price of these shares and warrants per month, up to a total of 10 percent. The registration statement covering the resale of the shares and shares underlying the warrants sold in this transaction was declared effective by the SEC in November 2008. Since this registration statement was not declared effective within the time frame specified in the registration rights agreement, we became obligated to pay liquidated damages of approximately $1.3 million in 2008 to the investors in this financing. As noted above, if we fail to maintain the effectiveness of this registration statement, we may be obligated to pay additional liquidated damage amounts in the future.

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

As of May 1, 2012, our officers, directors and principal stockholders control approximately 40 percent of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

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

Provisions in our charter and bylaws may delay or prevent an acquisition of us or a change in our management. Some of these provisions divide our board into three classes with only a portion of our directors subject to election at each annual meeting, allow us to issue preferred stock without any vote or further action by the stockholders, require advance notification of stockholder proposals and nominations of candidates for election as directors and prohibit stockholders from acting by written consent. In addition, a supermajority vote of stockholders is required to amend our bylaws. Our bylaws provide that special meetings of the stockholders may be called only by our Chairman, President or the Board of Directors and that the authorized number of directors may be changed only by resolution of the Board of Directors. These provisions may prevent or delay a change in our Board of Directors or our management, which is appointed by our Board of Directors. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. Section 203 may prohibit large stockholders, in particular those owning 15 percent or more of our outstanding voting stock, from merging or combining with us. These provisions in our charter, bylaws and under Delaware law could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 29, 2012, we issued 4,202,443 shares of our common stock upon the exercise of warrants to purchasers, whom we refer to as the Purchasers, who agreed to exercise the warrants they purchased pursuant to the Warrant Purchase Agreement, dated as of April 21, 2010, or the Purchase Agreement, among us and the Purchasers, at an exercise price of $2.96 per share, for gross proceeds of approximately $12.4 million. On March 29, 2012, we also sold to the Purchasers warrants to purchase an aggregate of 4,202,443 shares of our common stock at a price of $0.125 per share of common stock underlying the warrants, for additional gross proceeds of approximately $0.5 million. These warrants have an exercise price per share of $4.05, the closing price of our common stock on the Nasdaq Capital Market on March 23, 2012, and expire on March 29, 2015. The Purchasers included Longitude Venture Partners, L.P. and Sutter Hill Ventures, venture capital firms that are significant stockholders of our company, as well as various entities and individuals related to these firms. The Purchasers also included Ingalls & Snyder, Federated Kaufmann Fund, trusts and other entities related to members of our Board of Directors, including G. Leonard Baker, Jr., Joseph C. Cook, Jr., Patrick G. Enright and David L. Mahoney, and other accredited investors. Mr. Enright is a managing director of Longitude Venture Partners, L.P. and Mr. Baker is a partner and managing director of Sutter Hill Ventures.

The transactions were exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act. Each Purchaser represented that (a) it is an “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act or a “Qualified Institutional Buyer” within the meaning of Rule 144A promulgated under the Securities Act, (b) it is acquiring the warrants in the ordinary course of its business and for its own account for investment only and with no present intention of distributing any of such warrants or any arrangement or understanding with any other persons regarding the distribution of such warrants, except in compliance with the Securities Act, applicable blue sky laws, and the rules and regulations promulgated thereunder and (c) has requested, received, reviewed and considered all information such Purchaser deems relevant in making an informed decision to purchase the warrants. Appropriate legends are affixed to the warrants. The securities sold and issued in connection with the Purchase Agreement have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from the registration requirements.

In connection with the Purchase Agreement, on March 29, 2012, we entered into a Registration Rights Agreement, or the Registration Rights Agreement, with the Purchasers. Pursuant to the Registration Rights Agreement, we agreed to prepare and file a registration statement with the SEC on or prior to May 31, 2012 for purposes of registering the resale of the shares underlying the warrants and any shares of common stock issued as a dividend or other distribution with respect to such shares. We agreed to use our reasonable best efforts to cause this registration statement to be declared effective by the SEC within 90 days after the closing of the transactions (105 days in the event the registration statement is reviewed by the SEC). We also agreed, among other things, to indemnify the selling holders under the registration statement from certain liabilities and to pay all fees and expenses (excluding underwriting discounts and selling commissions and all legal fees of any selling holder) incident to our obligations under the Registration Rights Agreement.

We intend to use the net proceeds from the transactions to fund our ongoing operations, including the commercialization of Korlym™ (mifepristone) 300 mg Tablets, continuation of our phase 3 clinical trial of mifepristone for the treatment of the psychotic features of psychotic depression, the further development of our portfolio of next-generation compounds, as well to fund working capital and for general corporate purposes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1/A (File No. 333-112676) filed on March 19, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2007).

4.1	Form of Warrant issued in connection with the Warrant Purchase Agreement, dated as of March 25, 2012, by and among Corcept Therapeutics Incorporated and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on March 29, 2012).

4.2	Registration Rights Agreement, dated as of March 29, 2012, by and among Corcept Therapeutics Incorporated and the investors signatory thereto (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on March 29, 2012).

10.1#	Manufacturing and Supply Agreement with Formulation Technologies, LLC D/B/A PharmaForm, LLC, dated March 21, 2012.

10.2	Warrant Purchase Agreement, dated as of March 25, 2012, by and among Corcept Therapeutics Incorporated and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 29, 2012).

10.3#	Manufacturing and Supply Agreement with Produits Chimiques Auxiliaires et de Synthese SA, dated November 8, 2006.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

32.2	18 U.S.C. Section 1350 Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

101*	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) unaudited Condensed Balance Sheets at March 31, 2012 and December 31, 2011, (ii) unaudited Condensed Statements of Comprehensive Loss for the Three-Month Periods Ended March 31, 2012 and 2011 and for the period from inception (May 13, 1998) to March 31, 2012, (iii) unaudited Condensed Statements of Cash Flows for the Three-Month Periods Ended March 31, 2012 and 2011 and for the period from inception (May 13, 1998) to March 31, 2012, and (iv) Notes to Condensed Financial Statements, tagged as blocks of text

#	Confidential treatment requested

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

CORCEPT THERAPEUTICS INCORPORATED

Date: May 10, 2012	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D. Chief Executive Officer

Date: May 10, 2012	/s/ G. Charles Robb
G. Charles Robb Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1/A (File No. 333-112676) filed on March 19, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2007).

4.1	Form of Warrant issued in connection with the Warrant Purchase Agreement, dated as of March 25, 2012, by and among Corcept Therapeutics Incorporated and the purchasers named therein (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on March 29, 2012).

4.2	Registration Rights Agreement, dated as of March 29, 2012, by and among Corcept Therapeutics Incorporated and the investors signatory thereto (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on March 29, 2012).

10.1#	Manufacturing and Supply Agreement with Formulation Technologies, LLC D/B/A PharmaForm, LLC, dated March 21, 2012.

10.2	Warrant Purchase Agreement, dated as of March 25, 2012, by and among Corcept Therapeutics Incorporated and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 29, 2012).

10.3#	Manufacturing and Supply Agreement with Produits Chimiques Auxiliaires et de Synthese SA, dated November 8, 2006.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

32.2	18 U.S.C. Section 1350 Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

101*	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) unaudited Condensed Balance Sheets at March 31, 2012 and December 31, 2011, (ii) unaudited Condensed Statements of Comprehensive Loss for the Three-Month Periods Ended March 31, 2012 and 2011 and for the period from inception (May 13, 1998) to March 31, 2012, (iii) unaudited Condensed Statements of Cash Flows for the Three-Month Periods Ended March 31, 2012 and 2011 and for the period from inception (May 13, 1998) to March 31, 2012, and (iv) Notes to Condensed Financial Statements, tagged as blocks of text

#	Confidential treatment requested

*

Pursuant to Rule 406T of Regulation S-T, these XBRL data files are deemed furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.