Form 10-Q
period 2012-09-30
CORCEPT THERAPEUTICS INC
filed 2012-11-08
CIK 1088856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

On November 2, 2012 there were 99,814,250 shares of common stock outstanding at a par value of $0.001 per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Form 10-Q) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Form 10-Q other than statements of historical fact are forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “should,” “seeks” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements made in this Quarterly Report on Form 10-Q may include, but are not limited to, statements about:

•	our ability to manufacture, market and commercialize Korlym™ (mifepristone) 300mg Tablets;

•	our ability to realize the benefits of Orphan Drug Designation of Korlym in the United States;

•	the progress and timing of our research, development and clinical programs and the timing of regulatory activities for mifepristone for the treatment of the psychotic features of psychotic depression;

•	our estimates of the dates by which we expect to report results of our clinical trials and the anticipated results of these trials;

•	our ability to achieve marketing approval of Korlym in the European Union (EU) and realize the benefits of Orphan Drug Designation there;

•	the timing of the market introduction of future product candidates, including any other compound in our families of selective GR-II antagonists;

•

our ability to manufacture, market, commercialize and achieve market acceptance for our future product candidates, including mifepristone for the treatment of the psychotic features of psychotic depression and any other compound in our families of selective GR-II antagonists;

•	uncertainties associated with obtaining and enforcing patents;

•	our estimates for future performance, including revenue and profits; and

•	our estimates regarding our capital requirements.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED BALANCE SHEETS

(In thousands)

	September 30, 2012	December 31, 2011
	(Unaudited)	(See Note 1)
Assets

Current assets:
Cash and cash equivalents	$101,628	$39,635
Trade receivables	354	—
Inventory	1,837	—
Prepaid expenses and other current assets	800	140

Total current assets	104,619	39,775
Strategic inventory	640	—
Property and equipment, net of accumulated depreciation	105	26
Other assets	160	32

Total assets	$105,524	$39,833

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$1,574	$3,611
Accrued clinical expenses	605	644
Accrued compensation	312	238
Other accrued liabilities	786	533
Long-term obligation - current portion	2,250	—
Deferred revenue	21	—

Total current liabilities	5,548	5,026

Long-term obligation, net of current portion	28,325	—

Commitments (Note 5)

Stockholders’ equity:
Preferred stock	—	—
Common stock	100	84
Additional paid-in capital	307,033	243,281
Accumulated deficit and comprehensive loss	(235,482)	(208,558)

Total stockholders’ equity	71,651	34,807

Total liabilities and stockholders’ equity	$105,524	$39,833

The accompanying notes are an integral part of these condensed financial statements.

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Product sales, net	$1,055	$—	$1,930	$—
Operating expenses:
Cost of sales	24	—	72	—
Research and development	3,008	3,228	9,218	14,355
Selling, general and administrative	5,694	3,209	18,932	8,049

Total operating expenses	8,726	6,437	28,222	22,404

Loss from operations	(7,671)	(6,437)	(26,292)	(22,404)

Interest and other income	—	3	—	3
Interest and other expense	(622)	(1)	(632)	(17)

Net loss and comprehensive loss	$(8,293)	$(6,435)	$(26,924)	$(22,418)

Basic and diluted net loss per share	$(0.08)	$(0.08)	$(0.30)	$(0.27)

Weighted average shares outstanding used in computing basic and diluted net loss per share	99,082	84,188	90,738	83,000

The accompanying notes are an integral part of these condensed financial statements.

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net loss	$(26,924)	$(22,418)
Adjustments to reconcile net loss to net cash used in operations:
Non-cash expense related to stock options	4,264	2,403
Accretion of interest expense	575	—
Depreciation and amortization	23	1
Changes in operating assets and liabilities:
Trade receivables	(354)	—
Inventory	(2,477)	—
Prepaid expenses and other current assets	(660)	(9)
Other assets	3	64
Accounts payable	(2,037)	249
Accrued clinical expenses	(39)	(60)
Deferred revenue	21	—
Other liabilities	327	(1,336)

Net cash used in operating activities	(27,278)	(21,106)

Investing activities
Purchases of property and equipment	(93)	—

Net cash used in investing activities	(93)	—

Financing activities
Proceeds from issuance of common stock and warrants, including collection of notes receivable, net of issuance costs	59,504	42,437
Proceeds from issuance of long-term obligation, net of issuance costs	29,860	—

Net cash provided by financing activities	89,364	42,437

Net increase in cash and cash equivalents	61,993	21,331
Cash and cash equivalents, at beginning of period	39,635	24,578

Cash and cash equivalents, at end of period	$101,628	$45,909

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

The accompanying unaudited balance sheet as of September 30, 2012, statements of comprehensive loss for the three- and nine-month periods ended September 30, 2012 and 2011, and statements of cash flows for the nine-month periods ended September 30, 2012 and 2011 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2011 has been derived from audited financial statements at that date.

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

We evaluate our estimates and assumptions on an ongoing basis, including those related to our discounts for prompt payment of sales invoices, chargebacks and rebates, patient assistance, potential product returns, excess/obsolete inventories, allowances for doubtful accounts, accruals of clinical and preclinical expenses, contingent liabilities, and the magnitude and timing of payments with respect to our long-term capped royalty obligation, which determine its effective interest rate. We base our estimates on relevant experience and on other specific assumptions that we believe are reasonable.

We update these assumptions and estimates as new information becomes available. Any changes in estimates are recorded in the period of the change.

Cash and Cash Equivalents

We invest our excess cash in bank deposits, money market accounts, corporate debt securities, and obligations of the U.S. government and U.S. government sponsored entities. We consider all highly liquid investments purchased with maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost and, as of September 30, 2012 and December 31, 2011, all of our funds were invested in cash and cash equivalents that consist of a money market fund maintained at a major U.S. financial institution.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

Credit Risks and Concentrations

We have a concentration of credit risk related to our cash and cash equivalents. We are exposed to credit risk in the event of default by the financial institutions holding these funds to the extent of the amount recorded on our balance sheet. We mitigate this risk by investing in a money market fund that invests primarily in short-term U.S. Treasury notes and bills. For the nine-month periods ended September 30, 2012 and 2011, we experienced no loss or lack of access to cash and cash equivalents in our operating or investment accounts.

Beginning with the commercialization of Korlym in April 2012, we are also exposed to credit risk in regard to our trade receivables. We have only two customers – one specialty pharmacy and one specialty distributor, which are subsidiaries of the same corporate parent. We extend credit to these customers based on their individual creditworthiness and that of their shared parent organization. We monitor our exposure and will record a reserve against uncollectible trade receivables as necessary.

We carry a concentration of risk regarding the manufacture of our product. As of September 30, 2012, we had one manufacturer of Korlym tablets, which has indicated that it will temporarily suspend commercial production in the fourth quarter of 2012 while it relocates to, and seeks regulatory approval to begin operation of, a new facility. On November 1, 2012, the FDA approved our second Korlym tablet manufacturer as a qualified site for the manufacture of Korlym tablets. If our suppliers are unable to make Korlym tablets in the quantities that we require, we may not have adequate inventory of Korlym tablets to meet demand. In addition, we have a single-source manufacturer of the active pharmaceutical ingredient in Korlym.

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

No assets or liabilities in our financial statements are required to be recorded at fair value other than our investment portfolio.

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

Inventory

We consider regulatory approval of product candidates to be uncertain, and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. We expense the manufacturing costs for product candidates incurred prior to regulatory approval as research and development expense as we incur them. When regulatory approval of a product is obtained, we begin capitalizing manufacturing costs related to the approved product into inventory, provided such product is produced by a facility the FDA has approved to manufacture Korlym.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

We value our inventories at the lower of cost or net realizable value. We determine the cost of inventory using the specific identification method, which approximates a first-in, first-out basis. We analyze our inventory levels quarterly and write down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value, as well as any inventory quantities in excess of expected requirements. Any expired inventory is disposed of and the related costs are recognized as cost of sales in the statement of comprehensive loss.

Inventory amounts that are not expected to be consumed within twelve months following the balance sheet date are classified as a noncurrent asset.

Long-term Obligation

In August 2012, we entered into a Purchase and Sale Agreement (Financing Agreement) with Biopharma Secured Debt Fund II Sub, S.à r.l (Biopharma), a private limited liability company organized under the laws of Luxembourg. Under the terms of the Financing Agreement, we received $30 million from Biopharma and are obligated to make payments calculated as a percentage of (i) any licensing or other contingent payments arising from Korlym and any other products containing mifepristone or any of our proprietary selective GR-II antagonists (Covered Products) and (ii) net Covered Product revenues earned in the calendar quarter ending June 30, 2013 and thereafter (together, Korlym Receipts), until such time as we have paid Biopharma a total of $45 million.

The accounting for the Financing Agreement requires us to make certain estimates and assumptions, including the timing and extent of royalty payments due to Biopharma. We have utilized the maximum possible payment amounts during the term of this agreement for purposes of calculating the expected rate of return to Biopharma, the split between current and long-term portions of the obligation and the accretion of related interest expense. Korlym has only been marketed since April 2012 and the magnitude and timing of Korlym revenue is difficult to predict. Therefore, these estimates and assumptions are subject to significant variability and are likely to change as we gain experience marketing Korlym, which may result in changes in our classification of the current and long term portions of the amounts payable pursuant to the Financing Agreement, as well as the internal rate of return paid to Biopharma and the accretion of interest expense related to this obligation. Actual payment amounts will be based on Korlym Receipts over the term of the Financing Agreement but in no event will the total amount paid to Biopharma exceed $45.0 million.

The amount shown as the short-term portion of the obligation equates to the maximum required quarterly payment under the Financing Agreement that would be paid to Biopharma within twelve months following September 30, 2012. Under the Financing Agreement, our first payment to Biopharma will not be due until July 2013.

See Note 4, Long-term Obligation for additional information regarding this agreement.

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

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

Rebates and Chargebacks: We contract with Medicaid and other government programs so that Korlym will be eligible for purchase by, or qualify for partial or full reimbursement from, such government programs. We estimate the rebates and chargebacks that we are obligated to provide to government programs and deduct these estimated amounts from our gross product sales at the time the revenues are recognized. We base our estimates of these rebates and chargebacks upon (i) the discount rates applicable to government-funded programs and (ii) information obtained from our vendors regarding the percentage of sales by our customers to patients who are covered by entities or programs that are eligible for such rebates and chargebacks.

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

Cost of Sales

Cost of sales includes the cost of product (the cost to manufacture Korlym, which includes material, third-party manufacturing costs and indirect personnel and other overhead costs) based on units for which revenue is recognized in the current period, as well as costs of stability testing, logistics and distribution of the product. We began capitalizing Korlym production costs as inventory following approval by the FDA on February 17, 2012. Prior to receiving FDA approval for Korlym, we expensed all costs related to the manufacturing of the product as incurred; we classified these costs as research and development expense. A portion of the product manufactured prior to FDA approval is available for us to use commercially.

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

CORCEPT THERAPEUTICS INCORPORATED

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

2. Fair Value of Financial Instruments

As of September 30, 2012 and December 31, 2011, we had invested our financial assets in a money market fund that can be converted to cash at par on demand. We measured these funds, which totaled approximately $101.6 million and $39.6 million as of September 30, 2012 and December 31, 2011, respectively, at fair value, which approximates cost, as of the respective dates and classified them as Level 1 assets in the fair value hierarchy for financial assets.

We realized no gains or losses on investments during the three- or nine-month periods ended September 30, 2012 and 2011. We determined the cost of securities sold using the specific identification method.

3. Composition of Certain Balance Sheet Items

The following tables present the composition of certain balance sheet items as of September 30, 2012 and December 31, 2011. All amounts are in thousands.

Inventory

September 30, 2012
Raw materials	$1,290
Work in progress	1,165
Finished goods	22

Total inventory	2,477
Less strategic inventory classified as non-current	(640)

Total inventory classified as current	$1,837

As we had no product approved by the FDA as of December 31, 2011, we had no inventory value on our balance sheet as of that date.

In order to be prepared for potential demand for Korlym and because we had single-source manufacturers of both the active pharmaceutical ingredient (API) for Korlym and Korlym tablets prior to the approval by the FDA of our second tablet manufacturer in November 2012, we have invested in inventory of both of these materials. Inventory amounts that are not expected to be consumed within twelve months following the balance sheet date are referred to as “Strategic Inventory” and classified as a noncurrent asset.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

Other Accrued Liabilities

	September 30, 2012	December 31, 2011
Professional fees	$324	$292
Commercialization costs	197	80
Other	265	161

Total	$786	$533

4. Long-Term Obligation

As discussed in Note 1 – Summary of Significant Accounting Policies, Long-term Obligation, in August 2012, we entered into a Financing Agreement with Biopharma under which we received $30 million from Biopharma. In return, we are obligated to make payments, calculated as a percentage of our net sales of Korlym, any future mifepristone-based products, our selective GR-II antagonists (together referred to as Covered Products) and any upfront, milestone or other contingent payments with respect to Covered Products. Biopharma’s right to receive payments will expire once it has received cumulative payments of $45 million.

Under the terms of the Financing Agreement, our payments are entirely variable, with no fixed minimums. If there are no net sales, upfront, milestone or other contingent payments in a period with respect to Covered Products, then no payment will be due for that period.

We are obligated to make payments as follows:

•

20 percent of our net product sales of Covered Products, beginning with the calendar quarter ending June 30, 2013, subject to quarterly payment caps of $2,250,000 during 2013, $3,000,000 during 2014, and $3,750,000 during 2015. There is no quarterly cap on payments with respect to net product sales in 2016 and later.

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

•

The percentage used to calculate our payments to Biopharma would increase to 50 percent and any applicable payment caps would lapse if we (i) fail to provide Biopharma with certain information regarding our promotion and sales of Covered Products, (ii) do not devote a commercially reasonable amount of resources to the promotion and marketing of the Covered Products or (iii) violate the indebtedness covenant by incurring indebtedness greater than the sum of earnings before interest, taxes, depreciation and amortization, including such items as non-cash stock-based compensation, (EBITDA) for the four calendar quarters preceding such incurrence and, in each case, fail to cure within the applicable cure period.

•

Upon the occurrence of a Corcept change of control transaction or the licensing of Korlym to a third-party for promotion and sale in the United States, the entire $45 million, less any amounts already paid by us, would become due.

To secure our obligations in connection with this Financing Agreement, we granted Biopharma a security interest in our rights in patents, trademarks, trade names, domain names, copyrights, know-how and regulatory approvals related to the Covered Products, all books and records relating to the foregoing and all proceeds of the foregoing (together, the Collateral). If we (i) fail to deliver a royalty payment when due and do not remedy that failure within 30 days, (ii) fail to maintain a first-priority perfected security interest in the Collateral in the United States and do not remedy that failure within five business days of receiving notice of such failure or (iii) become subject to an event of bankruptcy, then Biopharma may attempt to recover up to $45 million (after deducting any payments we have already made). In addition, pursuant to this agreement, we are not allowed to pay a dividend or other cash distribution, unless we will have cash and cash equivalents in excess of $50 million after such payment.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

The cash payment of $30 million received from Biopharma was recorded as a long-term obligation at issuance. As discussed in Note 1, Summary of Significant Accounting Policies – Long-term Obligation, we have utilized the maximum possible payments during the term of this agreement for purposes of calculating the expected rate of return to Biopharma, the accretion of related interest expense and the current portion of our obligation. Korlym has only been marketed since April 2012 and the magnitude and timing of Korlym revenue is difficult to predict. Therefore, these estimates and assumptions are subject to significant variability and are likely to change as we gain experience marketing Korlym. Interest expense of approximately $575,000 for the period from August 16, 2012, the date of funding of the Financing Agreement, through September 30, 2012, is calculated using the effective interest method based on the internal interest rate to Biopharma that would result from this assumed payment stream. The timing of payment amounts will be based on actual Korlym Receipts recorded in the financial statements over the term of this agreement and may differ from these estimates. While changes in the magnitude and timing of Korlym revenue may affect the timing of recognition of interest expense and the split between the short-term and long-term portions of the obligation at any balance sheet date, the aggregate amount to be repaid to Biopharma is fixed.

The carrying value of the long-term obligation at September 30, 2012, including accreted interest of approximately $575,000, was $30.6 million. Under the Financing Agreement, our first payment to Biopharma will not be due until July 2013. The long-term obligation, including accrued interest, is presented on the condensed balance sheet as of September 30, 2012 in two components; the Long-term obligation - current portion of $2,250,000, which equates to the maximum amount due under the agreement to be paid within twelve months following the balance sheet date, and the remaining $28,325,000, which is included in Long-term obligation, net of current portion.

We capitalized approximately $140,000 of issuance costs related to the Financing Agreement, which are being amortized over the estimated term of the obligation, based on the assumptions discussed above. At September 30, 2012, the unamortized issuance costs were approximately $131,000, and are included in other assets on our condensed balance sheet.

The estimated fair value of the long-term obligation, as measured using Level 3 inputs, approximates the carrying amounts as presented on the condensed balance sheet as of September 30, 2012.

The following table provides a summary of the payment obligations under the Financing Agreement as of September 30, 2012, utilizing the payment assumptions discussed above.

Year Ending December 31,
(in thousands)
2013	$4,500
2014	11,250
2015	14,250
2016	15,000

Total repayment obligation	45,000
Less interest to be accreted in future periods	(14,425)
Less current portion, as of September 30, 2012	(2,250)

Long-term obligation net of current portion, as of September 30, 2012	$28,325

5. Commitments

As of September 30, 2012, we have outstanding purchase commitments with Produits Chimiques Auxiliaires et de Synthese SA (PCAS) for the acquisition of mifepristone, the active pharmaceutical ingredient (API) in Korlym, for aggregate commitments of approximately $3.2 million. Approximately $2.3 million of this material is expected to be received during the fourth quarter of 2012, with the remainder to be received in 2013.

As of June 27, 2012, we signed an amendment to the lease for our office space that reflected an expansion of the space and extended our occupancy through December 2013. The aggregate commitment for base rent through the term of the amendment is approximately $630,000, approximately $202,000 of which will be incurred during the second half of 2012. The amended lease provides us with an option to extend the lease for one additional year.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

6. Capital Stock

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

Committed Equity Financing Facility

Effective August 7, 2012, we terminated our Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge). The termination of the CEFF has no effect on the warrant that was issued to Kingsbridge for 330,000 shares of our common stock, which can be exercised at any time through September 25, 2013 for an exercise price of $3.525 per share.

7. Stock Option Plans

We have three stock option plans – the 2000 Stock Option Plan (the 2000 Plan), the 2004 Equity Incentive Plan (the 2004 Plan) and the 2012 Incentive Award Plan (the 2012 Plan).

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

During the nine-month period ended September 30, 2012, we issued an aggregate of 165,000 shares of our common stock upon the exercise of stock options.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

The following table provides a summary of non-cash stock-based compensation. All figures are in thousands.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Research and development	$160	$110	$416	$432
Selling, general and administrative	833	844	3,848	1,971

Total non-cash stock-based compensation	$993	$954	$4,264	$2,403

The data in the table above for the nine-month period ended September 30, 2012 includes approximately $1.3 million of non-cash stock-based compensation expense, which is classified as selling, general and administrative expense, related to performance-based stock option awards to officers that vested in February 2012 upon the FDA approval of Korlym. The data in the table above for the nine-month period ended September 30, 2011 includes approximately $192,000 of non-cash stock-based compensation expense, which is classified as research and development expense, related to a performance-based stock option award to a consultant that vested in June 2011 upon the filing by the FDA of our NDA for Korlym. All other stock-based compensation in the periods presented relates to service-based option awards.

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

	September 30,
	2012	2011
Warrants outstanding	9,026	9,119
Stock options outstanding	10,891	10,565

Total	19,917	19,684

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

The FDA approved our NDA for Korlym on February 17, 2012. This approval allows us to market Korlym in the United States for its approved indication. We are carrying out our commercial launch plans, including hiring a small number of medical science liaisons (MSLs) and sales representatives. We have also developed internet marketing capabilities and patient assistance programs to support physicians and patients. We began shipping Korlym to our specialty pharmacy in early April 2012, and the medicine first became available to patients on April 10, 2012.

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

In addition, we are using a third-party centralized rating service to independently evaluate the patients for entry into the study as well as to evaluate their level of response throughout their participation in the study. We believe the centralization of this process will improve the consistency of rating across clinical trial sites and reduce the background statistical noise that was observed in earlier studies and is endemic to psychopharmacologic studies. We believe that the change in dose, as well as the other modifications to the protocol described above, should allow us to demonstrate the efficacy of mifepristone in the treatment of the psychotic symptoms of psychotic depression. In mid-2009, to conserve financial resources, we reduced the number of clinical sites in this study to eight and extended the timeline for its completion.

Enrollment in Study 14 is ongoing. Our goal is to conclude enrollment by the end of 2013. To help reach this goal, we plan to increase the number of clinical sites from eight to approximately 20 by the end of 2012.

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

Selective GR-II Receptor Antagonists. In 2003, we initiated a discovery research program to identify and patent selective GR-II antagonists with the intent of developing a pipeline of products for proprietary use. Three distinct series of GR-II antagonists were identified. These compounds, like our lead product candidate mifepristone, potently block the cortisol receptor (GR-II) but, unlike mifepristone, they do not appear to block the PR (progesterone), ER (estrogen), AR (androgen) or GR-I (mineralocorticoid) receptors. Both the United States Patent & Trademark Office (USPTO) and the European Patent Office (EPO) have issued composition-of-matter patents to us on each of the three series. A fourth composition-of-matter patent application is pending.

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

General

Our activities to date have included:

•

product development, including drug formulation and manufacturing, as well as designing, funding and overseeing clinical trials and conducting non-human clinical investigatory activities, such as toxicological testing;

•	discovery research;

•	regulatory affairs;

•	intellectual property prosecution and expansion; and

•

commercialization of Korlym, including hiring and training medical science liaisons and sales representatives, retention and management of third-party distribution partners, establishment of product reimbursement and patient assistance programs and marketing activities.

Historically, we have financed our operations and internal growth primarily through private placements of our preferred and common stock, the public sale of common stock and our capped royalty financing transaction, rather than through collaborative or partnership agreements.

As of September 30, 2012, we had an accumulated deficit of $235.5 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for mifepristone, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing process development and regulatory activities, as well as selling, general and administrative expenses, including preparations for the commercial launch of Korlym. We may continue to incur net losses over at least the next few years as we continue our mifepristone and selective GR-II antagonist discovery and clinical development programs, apply for regulatory approvals, acquire and / or develop treatments in other therapeutic areas, establish sales and marketing capabilities and expand our operations.

Our business is subject to significant risks, including the risks inherent in our research and development efforts, the results of our mifepristone and other clinical trials, uncertainties associated with securing financing, uncertainties associated with obtaining and enforcing patents, our investment in manufacturing set-up, the management of our supply chain, the lengthy and expensive regulatory approval process and competition from other products. Our ability to successfully generate revenues in the foreseeable future is dependent upon our ability, alone or with others, to finance our operations and develop, obtain regulatory approval for, manufacture and market our products.

Results of Operations

Net Product Sales — Net product sales includes product revenue resulting from sales to our customers, reduced by 1) trade allowances, such as discounts for prompt payment and distributor fees, 2) estimated government rebates and chargebacks, 3) reserves for expected product returns and 4) estimated costs of our patient assistance program.

In April 2012, we made Korlym commercially available in the United States through a specialty pharmacy that sells to individual patients and a specialty distributor that sells to hospital pharmacies. For the third quarter and first nine months ended September 30, 2012, we recognized approximately $1.1 million and $1.9 million, respectively, in net product sales compared with none in the comparable periods in 2011. To calculate net product sales, we deducted from gross sales estimates of prompt-pay discounts, distribution service fees, rebates and chargebacks owed to government payors and patient assistance programs, which amounts are not material for the three- and nine-month periods ended September 30, 2012.

Based on our limited experience marketing Korlym, it is difficult for us to forecast its future sales for any future quarter or for the year ended December 31, 2012.

Cost of sales — Cost of sales includes the cost to manufacture Korlym (which includes material, third-party manufacturing costs and indirect personnel and other overhead costs) based on units sold in the current period, as well as the cost of stability testing and distribution. We began capitalizing Korlym production costs as inventory following approval by the FDA on February 17, 2012. Prior to Korlym’s approval, we expensed all costs related to the manufacturing of product (including stability costs and manufacturing overhead) as incurred, classifying these costs as research and development expense. A portion of the product manufactured prior to FDA approval is available for us to use commercially.

Cost of sales were approximately $24,000 and $72,000 for the three- and nine-month periods ended September 30, 2012, which equals 2.2 percent and 3.7 percent, of net product sales, respectively. The majority of these costs related to stability testing. The amount and timing of stability testing varies from period to period as determined by FDA regulations and our production schedule and is not a fixed percentage of our sales volumes. In addition, the cost of manufacturing Korlym reflected in our cost of sales in 2012, and for some period thereafter, will not reflect the full cost of production because we have previously expensed the majority of the raw materials, labor and overhead costs incurred to produce the product sold during this period. We expect that our cost of sales of Korlym as a percentage of net product sales will fluctuate from quarter to quarter during 2012 and for some time thereafter as product manufactured prior to FDA approval, which is already fully expensed, is consumed.

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

Research and development expenses decreased 7 percent to $3.0 million for the three-month period ended September 30, 2012 from $3.2 million for the comparable period in 2011. For the nine-month period ended September 30, 2012, research and development expenses decreased 36 percent to $9.2 million from $14.4 million for the comparable period in 2011.

During the third quarter of 2012 as compared to the corresponding period in 2011, there was an increase of approximately $135,000 in staffing costs, which includes increases of approximately $23,000 for stock-based compensation expenses related to employees working in research and development functions. During the nine-month period ended September 30, 2012 as compared to the corresponding period in 2011, there was an increase of approximately $847,000 in staffing costs, which includes bonuses paid on FDA approval of Korlym in the amount of approximately $474,000, and an increase of approximately $148,000 for stock-based compensation expenses related to employees working in research and development functions. During the third quarter and first nine months of 2012 as compared to the corresponding periods in 2011, there were decreases in consultancy costs of approximately $571,000 and $2.3 million, respectively, due primarily to the additional resources required during 2011 for the preparation, submission and prosecution of the NDA, which was submitted in April 2011 and filed by the FDA in June 2011. Non-cash stock-based compensation expense related to consultant options increased $27,000 in the third quarter of 2012 as compared to the third quarter of 2011. For the nine months ended September 30, 2012, non-cash stock-based compensation expense related to consultant options decreased approximately $165,000 as compared to the corresponding period of 2011 due primarily to the inclusion in 2011 of costs related to a stock option award to a consultant that vested in its entirety on the acceptance of the NDA by the FDA in June 2011.

Korlym manufacturing costs categorized as research and development expense increased approximately $54,000 during the third quarter of 2012 as compared to the corresponding period in 2011, due primarily to increased activities related to the qualification of our second tablet manufacturing site. Korlym manufacturing costs categorized as research and development expense decreased approximately $1.6 million during the first nine months of 2012 as compared to the corresponding period in 2011, due primarily to capitalizing to inventory the costs of Korlym’s active pharmaceutical ingredient and the manufacture of Korlym tablets for commercial sale following the date of FDA approval. See discussion below under the caption “Critical Accounting Policies and Estimates”.

Clinical trial costs reflected a net decrease of approximately $109,000 and $1.5 million, respectively, during the third quarter and first nine months of 2012, as compared to the corresponding periods of 2011. During the third quarter and first nine months of 2012 as compared to the corresponding periods in 2011, there were decreases of approximately $102,000 and $1.4 million, respectively, related to clinical studies with CORT 108297 and decreases of approximately $340,000 and $735,000, respectively, related to the clinical trials with Korlym in the treatment of Cushing’s syndrome. These decreases were partially offset by increases during the third quarter and first nine months of 2012, as compared to the corresponding periods of 2011, of approximately $213,000 and $104,000, respectively, related to the psychotic depression study and increases of approximately $123,000 and $539,000, respectively, related to drug-drug interaction and other NDA-supportive studies with Korlym.

In addition, costs related to financial support for medical conferences and seminars in support of our Cushing’s syndrome program decreased approximately $387,000 for the first nine months of 2012, as compared to the corresponding period of 2011, because, subsequent to product approval, the nature of our activities at medical meetings has changed, and now such costs relate to marketing activities that are classified as a component of selling, general and administrative expenses. Costs related to support for medical conferences and seminars in support of our development programs were approximately the same in the third quarters of 2012 and 2011. Costs relating to IND-enabling activities and research efforts regarding our new GR-II antagonists increased approximately $157,000 during the third quarter of 2012 and decreased approximately $41,000 during the first nine months of 2012, respectively, as compared to the corresponding periods in 2011.

Below is a summary of our research and development expenses by major project:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
Project	2012	2011	2012	2011
	(in thousands)		(in thousands)
Korlym	$717	$1,605	$2,954	$7,170
Mifepristone for Psychotic Depression	756	359	1,652	1,336
Selective GR-II antagonists	887	730	2,552	3,599
Unallocated activities, including NDA supportive studies and manufacturing, regulatory and pre-clinical activities	488	424	1,644	1,818
Stock-based compensation	160	110	416	432

Total research and development expense	$3,008	$3,228	$9,218	$14,355

We expect that research and development expenditures will decrease during the remainder of 2012 as compared to 2011 as increases in costs associated with the expansion of our phase 3 study of mifepristone for the treatment of psychotic depression and the continued development of our other proprietary selective GR-II antagonists will be more than offset by decreases in the costs related to the completion of our phase 3 study in Cushing’s syndrome. Research and development expenses in 2013 will likely be higher than they were in 2012, due to the cost of expanding enrollment in our phase 3 study of mifepristone in the treatment of psychotic depression and increased spending on the development of our next-generation selective GR-II antagonists. Research and development expenses in 2014 and beyond will depend on our strategic priorities. See also, “Liquidity and Capital Resources”.

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

Selling, general and administrative expenses — Selling, general and administrative expenses include 1) personnel and consultancy costs related to administrative and commercialization activities, including facilities costs and non-cash stock-based compensation, 2) expenses of third-party vendors that we engaged to execute our commercial plans related to Korlym, including conducting market research, providing market analytics, developing reimbursement support services and distribution and other logistical needs related to our commercialization of Korlym and 3) legal, accounting and other professional fees.

For the three-month period ended September 30, 2012, selling, general and administrative expenses increased to $5.7 million from $3.2 million for the comparable period in 2011. For the nine-month period ended September 30, 2012, selling, general and administrative expenses increased to $18.9 million from $8.0 million for the comparable period in 2011.

During the third quarter and first nine months of 2012 as compared to the corresponding periods in 2011, staffing and consultancy costs increased approximately $1.2 million and $6.0 million, respectively, due primarily to additional resources necessary to engage in commercialization of Korlym. The increase for the nine-month period ended September 30, 2012 included approximately $1.6 million in cash bonuses awarded in the first quarter of 2012 to employees working in selling, general and administrative functions in recognition of the FDA’s approval of Korlym, approximately $1.3 million of non-cash stock-based compensation costs related to performance-based stock option awards to officers that vested in February 2012 upon the FDA approval of Korlym and approximately $555,000 of increases related to other stock options. Non-cash stock-based compensation costs related to options granted to officers, directors and employees working in selling, general and administrative functions were approximately the same in the third quarters of 2012 and 2011.

In addition, other professional services costs related to commercialization activities and other corporate matters increased approximately $1.1 million and $4.3 million, respectively, during the third quarter and first nine months of 2012 as compared to the corresponding periods of 2011. These costs reflect increased vendor activities after FDA approval, pricing strategy and market analysis, patient registry and reimbursement programs, focus groups, internet marketing and communications.

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

Interest and other expense — Interest and other expense for the three- and nine-month periods ended September 30, 2012 was approximately $622,000 and $632,000, respectively, as compared to $1,000 and $17,000, respectively, for the comparable periods in 2011. These increases are primarily due to the inclusion of approximately $575,000 of interest expense related to our Financing Agreement with Biopharma for the period from August 16, 2012, the date of funding of the agreement to September 30, 2012.

Liquidity and Capital Resources

We have incurred operating losses since inception, and at September 30, 2012, we had an accumulated deficit of $235.5 million. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities and our capped royalty financing transaction to fund our operations.

At September 30, 2012, we had cash and cash equivalents of $101.6 million, compared to $39.6 million at December 31, 2011. Net cash used in operating activities for the nine-month periods ended September 30, 2012 and 2011 was $27.3 million and $21.1 million, respectively. We used cash in each period primarily for research and development activities, including efforts toward the submission and prosecution of the NDA for Korlym, for the commercialization of Korlym and to develop administrative infrastructure to support commercialization.

In March 2012, we issued approximately 4.2 million shares of our common stock upon the exercise of warrants that had been issued in a private placement transaction in April 2010 and sold new warrants to the same investors to purchase approximately 4.2 million shares of common stock. The net proceeds generated in this transaction were approximately $12.9 million, after the deduction of issuance costs.

On July 6, 2012, we sold 11.0 million shares of our common stock in an underwritten public offering for net proceeds of approximately $46.1 million after deducting expenses of the offering.

In March 2008, we entered into a CEFF with Kingsbridge, under which the determination of the timing and amount of any CEFF financings were to be made solely by us, subject to certain conditions. As discussed in Note 6 of our financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, effective August 7, 2012, we terminated the CEFF. No further securities will be sold under this agreement.

As discussed in Note 4 of our financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we entered into a Financing Agreement with Biopharma under which we received $30 million on August 16, 2012. Pursuant to the Financing Agreement, beginning with the quarter ending June 30, 2013, we will make quarterly payments equal to (i) 20 percent of our net product sales of Covered Products, subject to certain quarterly payment caps through 2015 and (ii) 20 percent of any upfront, milestone or other contingent payments we receive under co-promotion or out-licensing agreements with respect to Covered Products subsequent to entering into the agreement (without application of caps), until we have made cumulative payments of $45 million. Under the terms of the Financing Agreement, our payments are entirely variable, with no fixed minimums. If there are no net sales, upfront, milestone or other contingent payments in a period with respect to Covered Products, then no payment will be due for that period.

We expect cash used in operating activities to increase during the remainder of 2012 as compared to spending levels in 2011 due to the commercialization of Korlym, the continuation and scale-up of our phase 3 clinical trial of mifepristone for the treatment of psychotic depression and the continued development of our selective GR-II antagonists, which will be only partially offset by sales of Korlym. We expect our funding requirements for operating activities may increase in 2013 and possibly beyond as costs associated with the continuation of our development program for Cushing’s syndrome, continuation and expansion of our development programs for psychotic depression and our selective GR-II antagonists, research activities, commercialization activities and selling, general and administrative expenses may be only partially offset by revenues from sales of Korlym. See the discussion under Contractual Obligations and Commercial Commitments regarding the potential payments under the Biopharma Financing Agreement.

We may choose to raise additional funds to finance our strategic priorities. We cannot be certain that additional funding will be available on acceptable terms or at all. Further, any additional equity financing may be dilutive to stockholders, and any debt financing, if available, may involve restrictive covenants. If we obtain funds through collaborations with others, these arrangements may be on unfavorable terms or may require us to relinquish certain rights to our technologies or product candidates, including potentially our lead product candidate that we would otherwise seek to develop on our own.

While we monitor the cash balance in our checking account and transfer the funds in only as needed, these cash balances and our money market fund could be impacted if the underlying financial institution were to fail or were subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our checking accounts or money market fund.

Contractual Obligations and Commercial Commitments

As of September 30, 2012, we had outstanding purchase commitments with Produits Chimiques Auxiliaires et de Synthese SA (PCAS) for the acquisition of mifepristone, the active pharmaceutical ingredient (API) in Korlym, for aggregate commitments of approximately $3.2 million. Approximately $2.3 million of this material is expected to be received during the fourth quarter of 2012, with the remainder to be received in 2013.

In addition, as of June 27, 2012, we signed an amendment to the lease for our office space that reflected an expansion of the space and extended our occupancy through December 2013. The aggregate commitment for base rent through the term of the amendment is approximately $630,000, approximately $202,000 of which will be incurred during the second half of 2012. The amended lease provides us with an option to extend the lease for one additional year.

As discussed above under the caption “Liquidity and Capital Resources”, in August 2012, we entered into a Financing Agreement with Biopharma under which we received $30 million from Biopharma. In consideration of the $30 million payment, we are obligated to make payments to Biopharma totaling $45 million, calculated as a percentage of our net sales of Covered Products and any upfront, milestone or other contingent payments with respect to Covered Products. The payments we are required to make are entirely variable, with no fixed minimums. Biopharma’s right to receive payments will expire once it has received cumulative payments of $45 million.

Under the Financing Agreement, our first payment to Biopharma will not be due until July 2013. Our first payment to Biopharma will be due with respect to net sales of Covered Products during the quarter ending June 30, 2013 and any upfront, milestone or other contingent payments that we have received with respect to licensing or co-promotion agreements concerning Covered Products from the date of the Financing Agreement through June 30, 2013. As noted above, the total repayment obligation under this agreement is $45 million, which includes interest to be accreted in future periods. Repayment obligations under this agreement, assuming the maximum payment obligations, are expected to be approximately $4.5 million during the year ended December 31, 2013, an aggregate of approximately $25.5 million during the following 1-3 year period and an aggregate of approximately $15 million during the following 3-5 year period. A further description of the terms of this Financing Agreement is set forth in Note 4 of our financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. During the nine months ended September 30, 2012, we did not make any significant changes to our critical accounting policies and estimates other than the adoption of accounting policies for product sales, inventory and cost of sales that were adopted in April 2012 in connection with our initial commercialization of Korlym and the adoption of accounting policies regarding the capped royalty Financing Agreement entered into with Biopharma in August 2012. During the three months ended September 30, 2012, we did not make any significant changes to our critical accounting policies and estimates other than the adoption of accounting policies regarding the Biopharma Financing Agreement. Below is a description of the accounting policies and estimates in regard to these matters.

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

Sales Returns: Our customers have the right to return Korlym beginning six months before the labeled expiration date and ending 12 months after the labeled expiration date. This right of return is extended to our specialty distributor channel’s hospital customers who generally have the right to return only unopened bottles. The expiration date for our current Korlym inventory is two years after the manufacture of the tablets. We estimate the amount of Korlym that we believe will be returned and deduct that estimated amount from gross revenue at the time we recognize such revenue. When estimating future returns, we analyze quantitative and qualitative information including, but not limited to, actual return rates, the amount of product in the distribution channel, the expected shelf life of such product, current and projected product demand, the introduction of competing products that may erode demand, and broad economic and industry-wide indicators. If we cannot reasonably estimate product returns with respect to a particular sale, we defer recognition of revenue from that sale until such time as a reasonable estimate can be made.

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

We value our inventories at the lower of cost or net realizable value. We determine the cost of inventory using the specific identification method, which approximates a first-in, first-out basis. We analyze our inventory levels quarterly and write down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value, as well as any inventory quantities in excess of expected requirements. Any expired inventory is disposed of and the related costs are recognized as cost of sales in the statement of comprehensive loss.

Cost of sales includes the cost of product (the cost to manufacture Korlym, which includes material, third-party manufacturing costs and indirect personnel and other overhead costs) based on units for which revenue is recognized in the current period, as well as costs of stability testing, logistics and distribution of the product. We began capitalizing Korlym production costs as inventory following approval by the FDA on February 17, 2012. Prior to receiving FDA approval for Korlym, we expensed all costs related to the manufacturing of the product (including stability costs and manufacturing overhead) as incurred; we classified these costs as research and development expense. A portion of the product manufactured prior to FDA approval is available for us to use commercially.

Inventory amounts that are not expected to be consumed within twelve months following the balance sheet date are classified as a noncurrent asset.

Long-term obligation

The accounting for the financing agreement with Biopharma requires us to make certain estimates and assumptions, including the timing and extent of royalty payments due to Biopharma. We have utilized the maximum possible payment amounts during the term of this agreement for purposes of calculating the expected rate of return to Biopharma, the split between current and long-term portions of the obligation and the accretion of related interest expense. Korlym has only been marketed since April 2012 and the magnitude and timing of Korlym revenue is difficult to predict. Therefore, these estimates and assumptions are subject to significant variability and are likely to change as we gain experience marketing Korlym, which may result in changes in our classification of the current and long-term portions of the amounts payable pursuant to this financing agreement, as well as the internal rate of return paid to Biopharma and the accretion of interest expense related to this obligation. Actual payment amounts will be based on Korlym Receipts over the term of the financing agreement but in no event will the total amount paid to Biopharma exceed $45.0 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objective of our investment activities is to preserve principal. As of September 30, 2012, our cash and cash equivalents consisted primarily of a money market fund maintained at a major U.S. financial institution that invests primarily in United States Treasury securities. To minimize our exposure to interest rate risk, we limit the maturities of our investments to less than two years with an average maturity not to exceed one year. Due to the short-term nature of these instruments, a 1 percent increase or decrease in market interest rates would not have a material impact on the total value of our portfolio as of September 30, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the three-month period ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than our adoption of internal controls related to the initiation of our financing arrangement with Biopharma.

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

As our current ability to generate revenue is wholly dependent upon the commercialization of Korlym, its rate of sale will directly and materially affect our results of operations. There are inherent difficulties in predicting the volumes of Korlym that will be sold, which are heightened by our relative inexperience commercializing Korlym or other products. Failure of our revenue to meet the expectations of investors could cause our stock price to decline. See also the discussion below under “The failure of our financial results to meet estimates published by research analysts or other investor expectations could cause our stock price to decline.”

Physicians may accept Korlym slowly or may never accept it, which would adversely affect our financial results.

Many factors may affect the market acceptance and commercial success of Korlym.

Even though the FDA has approved Korlym, physicians may not adopt it as a treatment for their eligible patients. Physicians will prescribe Korlym only if they determine, based on experience, clinical data, side effect profiles and other factors, that it is preferable to other products or treatments currently in use, even if those products are not approved for Cushing’s syndrome. Because Cushing’s syndrome is rare, most physicians are inexperienced in the care of patients with the illness and it may be difficult to persuade them to prescribe a new treatment, such as Korlym, even with clinical trial results that suggest that it may be a compelling treatment for them to consider.

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

In October 2011, the European Commission granted us Orphan Drug Designation for Korlym for the treatment of endogenous Cushing’s syndrome (hypercortisolism) in the EU. Benefits of Orphan Drug Designation in the EU are similar to those in the United States, but include ten years of marketing exclusivity for the approved indication in all 27 member states, free scientific advice during drug development, access to a centralized review process and a reduction or complete waiver of fees levied by the European Medicines Agency.

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

We are also aware that Laboratoire HRA Pharma has received an Orphan Drug Designation in the United States and the EU for the use of mifepristone to treat a subtype of Cushing’s syndrome and has begun a Phase 2 clinical trial in Europe and the United States for this indication. We are also aware that Exelgyn Laboratories, which operates as a subsidiary of Medi Challenge (Pty) Ltd., received Orphan Drug Designation for Cushing’s syndrome in the EU, but it has stated that it has not yet conducted any clinical trials.

If another drug with mifepristone as its active ingredient is approved in the EU for Cushing’s Syndrome before Korlym, we will not receive the ten years of marketing exclusivity from the date of drug approval in the EU and other potential benefits. Any delay in our commercialization of Korlym may have a negative impact on the revenue that we might be able to realize from the exclusivity provided during the applicable periods.

We may face competition from companies that attempt to develop mifepristone or other compounds for the treatment of Cushing’s syndrome, which could limit our future revenues from the commercialization of Korlym and which could have a negative impact on future revenues from the commercialization of Korlym for any indication. These companies may have significantly more resources than we do.

We may experience competition from Novartis, which has received approval in the EU to market its somatostatin analogue, pasireotide, for the treatment of patients with Cushing’s disease (a subset of the patients with Cushing’s syndrome) who have failed or are not candidates for surgery. In the United States, Novartis completed its phase 3 trial of pasireotide in Cushing’s disease and submitted an NDA to the FDA in June 2011. It withdrew this NDA in October 2011 due to an unspecified issue related to its chemistry, manufacturing and controls, but has resubmitted its NDA and has stated that it expects FDA action by the end of 2012. In April 2012, Novartis initiated an expanded access study that makes pasireotide available internationally and in the United States to certain patients with Cushing’s disease who would otherwise not be able to participate in a clinical trial of the drug. The FDA has convened an Advisory Committee meeting for November 7, 2012 to discuss pasireotide’s safety and efficacy. At that meeting, the Advisory Committee recommended unanimously that the FDA give marketing approval to the drug.

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

If we are unable to continue to obtain acceptable prices or adequate coverage and reimbursement for Korlym from third-party payors, we will be unable to generate significant revenues.

There is significant uncertainty related to the availability of third-party insurance coverage and reimbursement for newly approved medications. The commercial success of our medications in both domestic and international markets depends on whether third-party coverage and reimbursement is available for them. Government payors, including Medicare and Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medicines, and, as a result, they may not cover or provide adequate payment for our medications. Our near-term dependence on the commercial success of Korlym makes us particularly susceptible to any such cost containment or reduction efforts. Accordingly, even though Korlym has been approved for commercial sale, unless government and other third-party payors continue to provide adequate and timely coverage and reimbursement, physicians may not prescribe it and patients may not purchase it. In addition, meaningful delays in insurance coverage for individual patients may increase our costs and reduce our revenues. Further, we will need to obtain approvals from hospital formularies before Korlym can be reimbursed for in-patient treatment. If we fail to obtain such approvals, this will reduce the level of revenues that we are able to attain.

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

To achieve commercial success for any approved product, we must either develop sales and marketing capabilities internally or enter into arrangements with third parties to market and sell our current and future products, and we may not be successful in doing so. We continue to hire experienced field and internal personnel to commercialize Korlym in the United States, which will be expensive and time consuming. Although we received approval to market and sell Korlym in February 2012, our efforts to staff, deploy and train a marketing and medical education organization remain in an early stage. Any failure or delay in the development or failure to maintain effectively our internal capabilities for the marketing and sales of Korlym would adversely impact the commercialization of the product. If our efforts to develop an internal commercial marketing and sales team are not successful, cost-effective and timely, we may not achieve profitability.

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

We have only one approved manufacturer of the API in Korlym. We have a memorandum of understanding with a second API manufacturer. However, there are no activities currently being conducted at this second manufacturer’s site to develop or qualify the manufacturing processes or facilities and we did not request approval of material produced by this second manufacturer when we submitted our NDA for Cushing’s syndrome.

We have an agreement with a tablet manufacturer that we included in our NDA submission for Korlym. This tablet manufacturer has indicated that it will temporarily suspend commercial production in the fourth quarter of 2012 while it relocates to, and seeks regulatory approval to begin operation of, a new facility. On November 1, 2012, the FDA approved our second Korlym tablet manufacturer as a qualified site for the manufacture of Korlym tablets. We cannot assure you that our tablet suppliers will be able or willing to meet our future demands. If our suppliers were to fail to manufacture tablets on a timely basis in the quantities that we require, or fail to maintain manufacturing capabilities that meet FDA standards, we would likely experience a lengthy delay in our manufacturing processes.

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

Future governmental action or changes in FDA law, policy or personnel may also result in delays or rejection of an NDA in the United States. In addition, because the only other currently FDA-approved use of mifepristone is the termination of pregnancy, we expect that the label for mifepristone for any indication will include, as Korlym’s does, some limitations, including a so-called “black-box” warning that it should not be used by pregnant women or women seeking to become pregnant.

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

Some states, such as California, Massachusetts, Connecticut, Nevada and Vermont, mandate implementation of commercial compliance programs to ensure compliance with these laws.

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

Our effort to increase the pace of enrollment in Study 14 will be costly and may not be successful.

The pace of enrollment in Study 14 is subject to a number of factors, including our ability to identify, qualify and enlist new trial sites, our ability to identify potential study subjects and enroll them in the trial, and the ability and willingness of patients in the trial to complete the study protocol. Furthermore, we will need to work with our existing third-party service providers and retain additional personnel to support our effort to increase the rate of Study 14 enrollment, which will be costly, and we may not be successful in these efforts. Finally, even if we succeed in increasing the rate of enrollment in Study 14, this will not necessarily allow us to demonstrate the efficacy of the medicine.

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

Risks Related to Our Capital Needs and Financial Results

We may need additional capital in order to complete the development and commercialization of our proprietary, selective GR-II antagonists. Additional capital may not be available to us at all or on favorable terms, which could adversely affect our business.

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

We have a limited history of operations and have focused primarily on clinical trials. We are beginning to commercialize Korlym and, if the outcome of our clinical trials supports it, we plan to seek FDA regulatory clearance to market mifepristone for the treatment of the psychotic features of psychotic depression. Historically, we have funded our operations primarily from the sale of our equity securities. We have incurred losses in each year since our inception in 1998. As of September 30, 2012, we had an accumulated deficit of $235.5 million. We only began to sell our first commercial product, Korlym, in the United States in April 2012. Based on this limited experience marketing Korlym, it is difficult for us to predict the magnitude or timing of future product sales. Subject to our ability to raise additional funds, we expect our research and development expenses to increase in connection with the clinical trials and other development activities for mifepristone for the psychotic features of psychotic depression and for other product candidates. We expect to incur significant expenses related to commercializing Korlym. As a result, we expect that our losses will increase at least until Korlym is generating material amounts of revenue. We are unable to predict the extent of any future losses or whether or when we will become profitable.

We may not be able to pursue all of our product research and development opportunities if we are unable to generate sufficient revenue or secure adequate funding for these programs.

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

Failure to meet our obligations under our Financing Agreement with Biopharma Secured Debt Fund II Sub, S.àr.l, could adversely affect our financial results and liquidity.

Pursuant to our Financing Agreement with Biopharma entered into in August 2012, we are obligated to make payments to Biopharma equal to 20 percent of our net product sales of Korlym, any future mifepristone-based products and our next-generation selective GR-II antagonists (Covered Products), subject to certain quarterly caps, as well as an un-capped 20 percent of any upfront, milestone or other contingent payments we receive with respect to Covered Products, until such payments to Biopharma total $45 million.

Pursuant to this agreement, we may not: (i) incur indebtedness greater than the sum of earnings before interest, taxes, depreciation and amortization, including such items as non-cash stock-based compensation, (EBITDA) for the four calendar quarters preceding such incurrence, which we refer to as the Indebtedness Covenant; (ii) pay a dividend or other cash distribution, unless we have cash and cash equivalents in excess of $50 million after such payment; (iii) amend or restate our certificate of incorporation or bylaws unless such amendments or restatements do not affect Biopharma’s interests under the transaction; and (iv) encumber any of the collateral securing our performance under the agreement.

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

Upon a Corcept change of control transaction, as defined in the agreement, Biopharma will be automatically entitled to receive any amounts not previously paid, up to our maximum repayment obligation of $45 million. As defined in the agreement, “Change of Control” includes, among other things, (i) a greater than 50 percent change in the ownership of Corcept, (ii) certain changes in Board composition of Corcept and (iii) the licensing of Korlym to a third party for sale in the United States.

To secure our obligations under the agreement, we granted Biopharma a security interest in our rights in patents, trademarks, trade names, domain names, copyrights, know-how and regulatory approvals related to the Covered Products, all books and records relating to the foregoing and all proceeds of the foregoing, which we refer to as the Collateral. If we (i) fail to deliver a royalty payment when due and do not remedy that failure within 30 days, (ii) fail to maintain a first-priority perfected security interest in the Collateral in the United States and do not remedy that failure within five business days of receiving notice of such failure or (iii) become subject to an event of bankruptcy, then Biopharma may attempt to recover up to $45 million (after deducting any payments we have already made).

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

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cyber security incidents, could harm our ability to operate our business effectively.

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

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended November 2, 2012, our average daily trading volume was approximately 361,000 shares and the intra-day sales prices per share of our common stock on the NASDAQ Stock Market ranged from $1.95 to $4.90. As of November 2, 2012, our officers, directors and principal stockholders controlled approximately 35 percent of our common stock. The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

In addition, in March 2008, we entered into a CEFF with Kingsbridge, under which we granted to Kingsbridge a warrant for the purchase of 330,000 shares of common stock. Through September 30, 2012, we sold approximately 1.0 million shares of stock to Kingsbridge under the CEFF, none of which shares are currently owned by Kingsbridge. As discussed in Note 6 of our financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we terminated our CEFF with Kingsbridge effective August 7, 2012 and no further securities will be sold thereunder. However, under the registration rights agreement issued in connection with the CEFF, we are required to continue to use commercially reasonable efforts to maintain the effectiveness of the registration statement covering the shares sold under this agreement and to be issued upon the exercise of the warrant for a period of up to two years following the termination of the CEFF, subject to earlier termination on certain events. During this period, if the effectiveness of the registration statement lapses through actions that were within our control, we may be obligated to pay Kingsbridge for all shares issued upon exercise of the warrant and still owned by Kingsbridge at any time during the period of ineffectiveness the difference between (a) the volume weighted average price as of the day prior to the period of ineffectiveness and (b) the volume weighted average price as of the day following the period of ineffectiveness.

If we are required to pay significant amounts under these or future registration rights agreements, it could have a material adverse effect on our financial condition and ability to finance our operations.

Our officers, directors and principal stockholders, acting as a group, will be able to significantly influence corporate actions.

As of November 2, 2012, our officers, directors and principal stockholders control approximately 35 percent of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 9. 2012).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2007).

10.1#	Purchase and Sale Agreement between Corcept Therapeutics Incorporated and Biopharma Secured Debt Fund II Sub, S.à r.l, dated as of August 2, 2012.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

32.2	18 U.S.C. Section 1350 Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

101*	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) unaudited Condensed Balance Sheets at September 30, 2012 and December 31, 2011, (ii) unaudited Condensed Statements of Comprehensive Loss for the Three- and Nine-Month Periods Ended September 30, 2012 and 2011, (iii) unaudited Condensed Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2012 and 2011, and (iv) Notes to unaudited Condensed Financial Statements.

#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

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

CORCEPT THERAPEUTICS INCORPORATED

Date: November 8, 2012	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D.
Chief Executive Officer

Date: November 8, 2012	/s/ G. Charles Robb
G. Charles Robb
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 9. 2012).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2007).

10.1#	Purchase and Sale Agreement between Corcept Therapeutics Incorporated and Biopharma Secured Debt Fund II Sub, S.à r.l, dated as of August 2, 2012.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

32.2	18 U.S.C. Section 1350 Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

101*	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) unaudited Condensed Balance Sheets at September 30, 2012 and December 31, 2011, (ii) unaudited Condensed Statements of Comprehensive Loss for the Three- and Nine-Month Periods Ended September 30, 2012 and 2011, (iii) unaudited Condensed Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2012 and 2011, and (iv) Notes to unaudited Condensed Financial Statements.

#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

*

Pursuant to Rule 406T of Regulation S-T, these XBRL data files are deemed furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.