Form 10-K
period 2012-12-31
CORCEPT THERAPEUTICS INC
filed 2013-03-15
CIK 1088856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was $241,382,000 as of June 30, 2012 based upon the closing price on the NASDAQ Capital Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

On March 1, 2013 there were 99,814,250 shares of common stock outstanding at a par value of $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2013 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

Form 10-K

For the year ended December 31, 2012

PART I

This Annual Report on Form 10-K (Form 10-K) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and Section 27A of the Securities Act of 1933, as amended (Securities Act). All statements contained in this Form 10-K, other than statements of historical fact, are forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “should,” “seeks” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements made in this Form 10-K include, but are not limited to, statements about:

•	our ability to manufacture, market and sell Korlym™ (mifepristone) 300mg Tablets;

•	our ability to realize the benefits of Orphan Drug Designation of Korlym in the United States;

•	the progress and timing of our research, development and clinical programs and the timing of regulatory activities for mifepristone for the treatment of the psychotic features of psychotic depression;

•	our estimates regarding enrollment in and the dates by which we expect to report results of our clinical trials and the anticipated results of these trials;

•	our ability to achieve marketing approval of Korlym in the European Union (EU) and realize the benefits of Orphan Drug Designation there;

•	the timing of the market introduction of future product candidates, including any compound in our families of selective GR-II antagonists;

•

our ability to manufacture, market, commercialize and achieve market acceptance for our future product candidates, including mifepristone for the treatment of the psychotic features of psychotic depression and any compound in our families of selective GR-II antagonists;

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

ITEM 1. BUSINESS

Overview

We are a pharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of severe metabolic and psychiatric disorders. Our focus is on those disorders that are associated with a steroid hormone called cortisol. Elevated levels and abnormal release patterns of cortisol have been implicated in a broad range of human disorders. Since our inception in May 1998, we have been developing mifepristone — a potent glucocorticoid receptor II (GR-II) antagonist that blocks the activity of cortisol — for the treatment of a number of severe metabolic and psychiatric disorders. We have also discovered three series of novel selective GR-II antagonists and have moved a compound from one of these series into clinical development.

On February 17, 2012, the United States Food and Drug Administration (FDA) approved Korlym™ (mifepristone) 300 mg Tablets as a once-daily oral medication for treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. FDA approval means that we can market the drug for the approved indication in the United States. We made Korlym available to patients in April 2012 and continue to develop the sales, marketing, medical affairs and logistical infrastructure needed to commercialize the drug. We also have an on-going Phase 3 study of mifepristone, the active ingredient in Korlym, for the psychotic features of psychotic depression.

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

In October 2011 we received Orphan Drug Designation in the EU. Orphan Drug Designation in the EU confers benefits similar to those in the U.S., but includes ten years of marketing exclusivity for the approved indication in all 27 member states, free scientific advice during drug development, access to a centralized review process and a reduction or complete waiver of fees levied by the European Medicines Agency (EMA). We are working with the EMA now to prepare a Marketing Authorization Application (MAA) that, subject to filing with and review by the EMA, could serve as the basis for Korlym’s approval in the EU.

As discussed above, in February 2012, the FDA approved our New Drug Application (NDA) for Korlym as a once-daily oral medication for treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery.

Psychotic Depression.    We are also developing mifepristone, Korlym’s active ingredient, for treatment of the psychotic features of psychotic depression under an exclusive patent license from Stanford University. The FDA has granted “fast track” status to evaluate the safety and efficacy of mifepristone for the treatment of the psychotic features of psychotic depression.

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

In addition, we are utilizing a third party centralized rating service to independently evaluate patients for entry into the study as well as to evaluate their level of response throughout their participation. We believe the centralization of this process will improve the consistency of rating across clinical trial sites and reduce the background noise that was experienced in earlier studies and is endemic to psychopharmacologic studies. We believe that this change in dose, as well as the other modifications to the protocol, should allow us to demonstrate the efficacy of mifepristone in the treatment of the psychotic symptoms of psychotic depression. In mid-2009, in order to conserve financial resources, we reduced the number of clinical sites to eight and extended the timeline for the study’s completion. To increase the pace of patient enrollment, we began adding clinical sites in the fourth quarter of 2012 and plan to have 20 clinical sites participating by the end of the first quarter of 2013. Our goal is to enroll a sufficient number of patients by the end of 2013 to be able to perform a successful interim analysis.

Antipsychotic-induced Weight Gain Mitigation.    In 2005, we published the results of studies in rats that demonstrated that mifepristone both reversed the weight gain associated with the ongoing use of olanzapine and mitigated the weight gain associated with the initiation of treatment with olanzapine (the active ingredient in Zyprexa®). The results from this study were published in the journal Brain Behavioral Research in early 2006. The study was paid for by Eli Lilly and Company (Eli Lilly).

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

Selective GR-II Receptor Antagonists.    In 2003, we initiated a discovery research program to identify and patent selective GR-II antagonists. Our intent is to develop a pipeline of products for proprietary use. Three distinct series of selective GR-II antagonists have been identified. These compounds, like the active ingredient in our lead product Korlym, potently block the cortisol receptor (GR-II) but, unlike Korlym, do not appear to block the PR (progesterone), ER (estrogen), AR (androgen) or GR-I (mineralocorticoid) receptors. Both the United

States Patent & Trademark Office (USPTO) and the European Patent Office (EPO) have issued to us composition of matter patents in each of the three series. Two additional composition of matter patent applications are pending. See “Business — Intellectual Property.”

Several of our new compounds have demonstrated positive results in animal models for the prevention and reversal of anti-psychotic-induced weight gain, as well as animal and in vitro models of other metabolic and common central nervous system disorders. One of these new compounds, CORT 108297, is in exploratory Phase 2 clinical trials and we plan to explore its potential use in several indications. See Business — Next-Generation Selective GR-II Antagonists for the Prevention and Reversal of Anti-Psychotic-Induced Weight Gain. We have identified other selective GR-II antagonists from our proprietary series that we believe may have utility as therapeutic agents in a variety of diseases. We intend to continue our discovery research program with the goal of identifying new selective GR-II antagonists and to perform manufacturing and pre-clinical development on several of these compounds and to submit Investigational New Drug applications (INDs) with respect to the most promising of them, as we deem appropriate.

The Role of Cortisol in Disease

Cortisol is a steroid hormone that plays a significant role in the way the body reacts to stressful conditions and is essential for survival. Cortisol significantly influences metabolism, exerts a clinically useful anti-inflammatory effect and contributes to emotional stability. Insufficient levels of cortisol may lead to dehydration, hypotension, shock, fatigue, low resistance to infection, trauma, stress and hypoglycemia. Excessive levels of cortisol may lead to impaired glucose tolerance, diabetes, obesity, depressed mood, psychosis, wasting of the arms and legs, edema, fatigue, hypertension, and other problems.

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

Mifepristone, the active ingredient in Korlym, works by selectively blocking the binding of cortisol to GR-II. It is neither an antagonist nor agonist of GR-I. It also blocks the binding of progesterone to the progesterone receptor (PR). Because of its selective affinity, we believe that mifepristone can have a therapeutic benefit by modulating the effects of abnormal levels and release patterns of cortisol without compromising the necessary normal functions of cortisol. We have also discovered three series of additional compounds that, like mifepristone, potently block the GR-II receptor, but, unlike mifepristone, do not block the progesterone receptor. One of these compounds, CORT 108297, is now being studied in the clinic. We have identified other compounds suitable for advancement and plan to begin pre-clinical work on several of them in 2013.

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

Commercialization of Korlym

Korlym is the first approved therapy for patients with endogenous Cushing’s syndrome. On February 17, 2012, Korlym was approved by the FDA for hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. As indicated in the medicine’s prescribing information, physicians prescribing Korlym may determine the appropriate dose for each patient by assessing tolerability and degree of improvement in manifestations of Cushing’s syndrome. In the first six weeks, these manifestations may include changes in glucose control, anti-diabetic medication requirements, insulin levels and psychiatric symptoms. After two months, assessment may also be based on improvements in cushingoid appearance, acne, hirsutism, striae, decreased body weight, along with further changes in glucose control.

We have begun marketing Korlym in the United States, without a partner, because we believe that the market is highly concentrated and accessible. Following the drug’s approval by the FDA in February 2012, we began hiring a small number of experienced medical science liaisons (MSLs), supported by medical affairs and other infrastructure, to educate health care providers about Korlym. To reach more physicians, in October 2012 we began deploying a small force of experienced field sales personnel. We intend for our MSLs and sales representatives to focus on patients who are in the care of an endocrinologist and in active treatment for their disease. We estimate that we would need to target approximately 500 endocrinologists to reach a large portion of the Cushing’s syndrome population in active treatment. We also reach patients directly through web-based initiatives and interactions with patient groups. We have executed agreements with a specialty pharmacy, a specialty distributor, a contract sales organization, and a third-party logistics company to distribute Korlym and provide logistical support.

A large percentage of the people who suffer from Cushing’s syndrome remain undiagnosed or inadequately treated. We intend to develop programs to educate the medical community and patients about early diagnosis of this syndrome and to increase awareness regarding the role of GR-II antagonists for this syndrome. We have retained a vendor to help patients with the reimbursement process. This vendor also administers our financial assistance programs for uninsured or under-insured patients who cannot otherwise afford the cost of Korlym.

Both the FDA and the European Commission have granted Orphan Drug Designation for Korlym. In the United States, Orphan drugs receive seven years of marketing exclusivity for the approved indication from the date of approval, as well as tax credits for clinical trial costs, marketing application filing fee waivers and assistance from the FDA in the drug development process. Benefits of Orphan Drug Designation in the EU are similar to those in the U.S., but include ten years of marketing exclusivity for the approved indication in all 27 member states, free scientific advice during drug development, access to a centralized review process and a reduction or complete waiver of fees levied by the European Medicines Agency (EMA). In 2013, we plan to commence a study of Korlym in pediatric Cushing’s syndrome patients. If we complete the study and submit the data to the FDA and EMA pursuant to protocols and within timelines that we may agree upon with these agencies, our Orphan Drug marketing exclusivity period will be extended by six months in the United States and two years in the EU.

Additional Trials and Preclinical Studies

As part of its approval for Korlym, the FDA has required us to study the interactions, if any, between Korlym and ketoconazole, an anti-fungal agent that is sometimes used to treat Cushing’s syndrome, although it is not approved by the FDA for that purpose. Further, the FDA has required us to perform a drug utilization study to better characterize the reporting rates of adverse events associated with the long-term use of Korlym. On our own initiative, we conducted a long-term extension study in patients who completed the Phase 3 trial to assess safety of chronic dosing. Upon the approval of Korlym we transitioned study patients to commercial product and terminated the study.

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

Data from the National Institute of Mental Health published in 2005 indicate that depressive disorders affect an estimated 9.5% of adults in the United States, or about 19 million people each year. Of these 19 million people, many published studies show that approximately 15-20%, or about three million people, have psychotic depression. Most patients with psychotic depression suffer their first episode of major depression between the ages of 30 and 40 and the majority will experience more than one episode in their lifetime. People with psychotic depression are approximately 70 times more likely to commit suicide in their lifetime than the general population and often require lengthy and expensive hospital stays.

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

Mifepristone for the Psychotic Features of Psychotic Depression

We are developing mifepristone as an oral medication to treat the psychotic features of psychotic depression. As a GR-II antagonist, mifepristone appears to mitigate the effects of the elevated and abnormal release patterns of cortisol in patients suffering from psychotic depression. We intend mifepristone to be a once-daily treatment given to patients with psychotic depression over seven consecutive days in a controlled setting, such as a hospital or physician’s office.

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

•

Study 07:    The first of these trials, which began in September 2004, enrolled 257 patients randomized one-to-one to either treatment or placebo. Patients in the treatment arm received 600 mg of mifepristone once daily for seven days. Patients did not take any antidepressant or antipsychotic medication for at least one week before beginning the seven day treatment period. After the seven days of mifepristone treatment, all patients received antidepressant therapy through Day 56. Treatment with antipsychotic medications or ECT was not allowed at any time during the study.

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

•

Study 09:    This study, which commenced in May 2005, was a randomized, double-blind, placebo-controlled study in which 247 patients were enrolled at sites in Eastern Europe. Patients in the treatment arm received 600 mg of mifepristone once daily for seven days. The primary endpoint was the proportion of patients with at least a 50% improvement in the BPRS PSS score at both Day 7 and Day 28. The study did not demonstrate a significant difference in response between patients receiving mifepristone and patients receiving placebo as measured by the primary endpoint. The results at the two key secondary endpoints of Study 09 also were not statistically significant. Study 09 had an extremely high placebo response rate.

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

Enrollment in Study 14 is ongoing. Our goal is to enroll a sufficient number of patients by the end of 2013 to be able to perform a successful interim analysis. To help reach this goal, we plan to increase the number of clinical sites from eight to approximately 20 by the end of the first quarter of 2013.

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

•

We have composition of matter claims on three patent families of novel selective glucocorticoid receptor (GR-II) antagonists. Applications for all three families have been allowed or issued in both the United States and Europe. Two additional composition of matter patent applications are pending in both the United States and Europe.

•

We also have a portfolio of patents describing the use of drugs that block the GR-II receptor for the treatment of metabolic and psychiatric disorders. In addition to psychotic depression, we own or have exclusively licensed issued patents for the use of GR-II antagonists for treatment and / or prevention of:

•	weight gain following treatment with antipsychotic medication;

•	mild cognitive impairment;

•	stress disorders;

•	early dementia, including early Alzheimer’s disease;

•	delirium;

•	gastroesophageal reflux disease;

•	cognitive deterioration in adults with Down’s Syndrome;

•	psychosis associated with cocaine addiction;

•	catatonia; and

•	increased therapeutic response to ECT.

See “Business — Intellectual Property.”

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

The manufacturing and preclinical development of CORT 108297 began late in 2008 and resulted in the submission of an IND to the FDA in December 2009. Dosing of healthy volunteers in the first Phase 1 study of CORT 108297 was completed in July 2010. This initial study was a single dose escalation study in healthy volunteers. We continue to evaluate CORT 108297 in exploratory Phase 2a studies in models of antipsychotic induced weight gain and changes in biomarkers induced by prednisone, a steroid.

If any of our selective GR-II antagonists prove to mitigate the weight gain and metabolic disturbances associated with the use of antipsychotic medication, they could potentially be of benefit to the millions of people currently taking this important pharmacotherapy.

Proof-of-Concept Studies

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

The combinations of Zyprexa and mifepristone or Risperdal and mifepristone are not approved for any indication. The purpose of these studies was to explore the hypothesis that GR-II antagonists would mitigate weight gain and other metabolic effects associated with antipsychotic medications. The group of medications sometimes referred to as “atypical antipsychotics,” including Zyprexa, Risperdal, Clozaril (clozapine) and Seroquel (quetiapine), are widely used to treat schizophrenia and bipolar disorder. All medications in this group are associated with treatment-emergent weight gain of varying degrees and carry a warning in the label relating to treatment-emergent hyperglycemia and diabetes mellitus.

Other Disorders

We have collaborated with researchers investigating the utility of mifepristone and some of our next-generation selective GR-II antagonists in pre-clinical and human proof-of-concept studies in a wide range of disorders, including alcoholism, post-traumatic stress disorder, Alzheimer’s disease, and ovarian cancer.

Research and Development

We incurred approximately $14.1 million, $21.0 million and $18.9 million of research and development expenses in the years ended December 31, 2012, 2011 and 2010, respectively, which accounted for approximately 36%, 65% and 69% of our total operating expenses in these respective fiscal years. For a further discussion, see Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Results of Operations.

Manufacturing Korlym

As a drug discovery, development and commercialization company, we intend to continue to utilize our financial resources to commercialize Korlym and advance other product candidates rather than diverting resources to establishing our own manufacturing facilities.

We intend to continue to rely on experienced contract manufacturers to produce our product candidates. We have entered into a manufacturing agreement with one contract manufacturer, Produits Chimiques Auxiliaires et de Synthese SA (PCAS), to produce the active pharmaceutical ingredient (API) for Korlym. The FDA approved our commercial use of material produced by PCAS as part of our NDA submission for Korlym. The agreement with PCAS, which was executed in November 2006, was for an initial period of five years with an automatic extension for one additional year and has been extended to June 2013. We are pursuing discussions to continue the relationship thereafter. The agreement calls for us to purchase from PCAS at least 75 percent of our requirements until the expiration of the agreement. If PCAS is unable to manufacture the product for a consecutive six-month period, we have the right to terminate the agreement, without penalty.

We have also entered into an agreement with another contract manufacturer, PharmaForm, L.L.C. (PharmaForm), for the production of Korlym tablets. The agreement with PharmaForm was executed in March 2012 for an initial period of two years. The agreement will be automatically extended for additional one year periods unless one Party gives six months’ prior written notice that it does not want such an extension. The agreement with PharmaForm may be terminated by either party upon 180 days written notice; we may terminate projects initiated under this agreement with 30 days written notice. There are no minimum purchase amounts under this agreement.

We are currently in negotiations for a commercial manufacturing agreement with AAI Pharma, our second tablet manufacturer whose facility was approved by the FDA for manufacture of our commercial Korlym tablets in November 2012.

Competition for Korlym

Korlym competes with established treatments, including surgery, radiation, and approved medicines prescribed “off-label.” Korlym will also compete with Novartis’ drug, Signifor® (pasireotide) Injection, which the FDA approved in December 2012 for the treatment of adult patients with Cushing’s disease (a subset of Cushing’s syndrome) who are not candidates for pituitary surgery or for whom surgery did not work. In April 2012, Signifor received marketing approval in the EU. It has Orphan Drug designation in both the United States and the EU. Signifor is a somatostatin analogue that inhibits ACTH production by the pituitary, which leads to reduced cortisol production. In the Phase 3 study that served as the basis for Novartis’ NDA, the drug normalized cortisol levels in 26 percent of patients. Sixty-seven percent of patients developed hyperglycemia or diabetes. Signifor must be taken twice daily, by injection.

Korlym may also experience competition from compounds under development for Cushing’s syndrome. We are aware that Laboratoire HRA Pharma (HRA) has received an Orphan Drug Designation in the United States and Europe for the use of mifepristone to treat a subtype of Cushing’s syndrome and has begun a clinical trial in Europe and the United States. If this product is approved for commercialization in the United States and the EU, our potential future revenue could be reduced. We are also aware that Exelgyn Laboratories, which operates as a subsidiary of Medi Challenge (Pty) Ltd., received Orphan Drug Designation for endogenous Cushing’s syndrome in Europe, but they have stated that they have not yet conducted any clinical trials.

Many colleges, universities and public and private research organizations are also active in the human health care field. While these entities focus on education, they may develop or acquire proprietary technology that we may require for the development of our product candidates. We may attempt to obtain licenses to this proprietary technology.

Our ability to compete successfully will be based on our ability to develop proprietary products, attract and retain scientific personnel, obtain patent or other protection for our product candidates, obtain required regulatory approvals and manufacture and successfully market Korlym and our future products either alone or through outside parties.

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

In addition, we have nine U.S. method-of-use applications covering certain GR-II antagonists, including the treatment of:

•	patients suffering from mental disorders by optimizing mifepristone levels in plasma serum;

•	neurological damage in premature infants;

•	muscular dystrophy;

•	migraine headaches;

•	psychosis associated with interferon-alpha therapy;

•	depression in patients taking Interleukin-2 (IL-2); and

•	amyotrophic lateral sclerosis (ALS).

The approximate expiration dates of the patents that could issue from these applications and their foreign counterparts range from 2023 to 2032.

We have composition of matter claims on three patent families of novel selective GR-II antagonists. Applications for all of the three families have been allowed in both the United States and Europe. The expiration dates of these U.S. and European patents range from 2026 to 2027. Two additional composition of matter patent applications are pending.

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

The patent positions of companies in the pharmaceutical industry are highly uncertain, involve complex legal and factual questions and have been and continue to be the subject of much litigation. Our product candidates may give rise to claims that we infringe on the products or proprietary rights of others. If it is determined that our drug candidates infringe on others’ patent rights, we may be required to obtain licenses to those rights. If we fail to obtain licenses when necessary, we may experience delays in commercializing our product candidates while attempting to design around other patents, or determine that we are unable to commercialize our product candidates at all. If we do become involved in intellectual property litigation, we are likely to incur considerable costs in defending or prosecuting the litigation. We believe that we do not currently infringe any third party’s patents or other proprietary rights, and we are not obligated to pay royalties relating to the use of intellectual property to any third party other than Stanford University.

In 2004 Akzo Nobel filed an observation to the grant of our exclusively licensed European patent application with claims directed to psychotic depression. In February 2006, the EPO allowed our patent application. We are not aware of any other disputes related to patent issues.

License Agreement

Under our exclusive license agreement with Stanford University to patents covering the use of mifepristone to treat the psychotic features of psychotic depression and for the treatment of early dementia, we are required to pay Stanford $50,000 annually as a nonrefundable royalty payment. This payment is creditable against future royalties. We are also obligated to pay Stanford a $50,000 milestone upon the filing of the NDA for mifepristone for the treatment of psychotic depression and a further $200,000 milestone payment upon FDA approval of mifepristone for that indication. The milestone payments are also creditable against future royalties. This license agreement expires upon expiration of the related patents or upon notification by us to Stanford relating to the use of intellectual property. See “Intellectual Property.”

Government Regulation

Prescription pharmaceutical products are subject to extensive pre- and post-approval regulation, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising, and promotion of the products under the Federal Food, Drug and Cosmetic Act. All of our product candidates will require regulatory approval by government agencies prior to commercialization. The process required by the FDA before a new drug may be marketed in the United States generally involves the following: completion of preclinical laboratory and animal testing; submission of an IND, which must become effective before clinical trials may begin; performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug or biologic’s intended use; and, in the case of a new drug, approval by the FDA of an NDA. The process of complying with these and other federal and state statutes and regulations in order to obtain the necessary approvals and subsequently complying with federal and state statutes and regulations involves significant time and expense.

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

After Phase 3 trials are completed, drug developers submit the results of preclinical studies, clinical trials, formulation studies and data supporting manufacturing to the FDA in the form of an NDA for approval to commence commercial sales. The FDA reviews all NDAs submitted before it accepts them for filing. The FDA may request additional information rather than accept an NDA for filing. If the FDA accepts an NDA for filing, it may grant marketing approval, request additional information or deny the application if it determines that the application does not meet regulatory approval criteria. Once an NDA has been accepted for filing, by law the FDA has 180 days to examine the application and respond to the applicant. However, the review process is often significantly extended by FDA requests for additional information or clarification. Under the Prescription Drug User Fee Act, the FDA has a goal of responding to NDAs within ten months of the filing date for standard review, and 6 months for priority review if a sponsor shows that its drug candidate provides a significant improvement compared to marketed drugs. The FDA has indicated to us that it will grant us a priority review of our NDA of mifepristone for the treatment of the psychotic features of psychotic depression if no other medications have been approved for this indication at the time of our submission. FDA approvals may not be granted on a timely basis, or at all.

If the FDA approves an NDA, the subject drug becomes available for physicians to prescribe in the United States. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-approval regulatory standards is not maintained. The drug developer must submit periodic reports to the FDA. Adverse experiences with the product must be reported to the FDA and could result in the imposition of marketing restrictions through labeling changes or product removal. Product approvals may be withdrawn if problems with safety or efficacy occur after the product reaches the marketplace. In addition, the FDA may require post-marketing studies, referred to as Phase 4 studies, to monitor the effect of approved products, and may limit further marketing of the product based on the results of these post-approval studies.

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

With respect to post-approval product advertising and promotion, the FDA imposes a number of complex regulations on entities that advertise and promote pharmaceuticals, which include, among others, standards and regulations for direct-to-consumer advertising, off-label promotion, industry sponsored scientific and educational activities, and promotional activities involving the Internet. The FDA has very broad enforcement authority under the Federal Food, Drug and Cosmetic Act, and failure to abide by these regulations can result in penalties including the issuance of a warning letter directing a company to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and state and federal civil and criminal investigations and prosecutions.

In addition to studies requested by the FDA after approval, a drug developer may conduct other studies to explore use of the approved compound for treatment of new indications. The purpose of these trials and studies and related publications is to broaden the application and use of the drug and its acceptance in the medical community. Data supporting the use of a drug for these new indications must be submitted to the FDA in a new or supplemental NDA that must be approved by the FDA before the drug can be marketed for the new indications.

Orphan Drug Designation.    We have received Orphan Drug designation for Korlym for the treatment of endogenous Cushing’s syndrome in both the United States and the EU. In the United States, Orphan Drug

designation provides special status to a product to treat a rare disease or condition providing that the product meets certain criteria. Orphan designation qualifies the sponsor of the product for the tax credit and marketing incentives of the Orphan Drug Act, including seven years of exclusive marketing rights for the specific drug for the orphan indication, if it receives the first regulatory approval for that indication, with limited exceptions. A marketing application for a prescription drug product that has been designated as a drug for a rare disease or condition is not subject to a prescription drug user fee unless the application includes an indication for other than a rare disease or condition. Orphan Drug designation does not prevent competitors from developing or marketing different drugs for an indication. It also does not convey an advantage in, or shorten the duration of, the review and approval process for a drug by the applicable regulatory authority.

Benefits of Orphan Drug Designation in the EU are similar to those in the U.S., but include ten years of marketing exclusivity in all 27 member states, free scientific advice during drug development, access to a centralized review process and a reduction or complete waiver of fees levied by the European Medicines Agency.

Approvals outside the United States.    Other than applying for and receiving Orphan Drug Designation for Korlym for Cushing’s syndrome in the EU, we have not started the regulatory approval process in any jurisdiction other than the United States and we are unable to estimate when, if ever, we will commence the regulatory approval process in any foreign jurisdiction. We or our potential future partners will have to complete an approval process similar to the U.S. approval process in foreign target markets for our product candidates before we can commercialize our product candidates in those countries. The approval procedure and the time required for approval vary from country to country and can involve additional testing. Foreign approvals may not be granted on a timely basis, or at all. Regulatory approval of pricing is required in most countries other than the United States. The prices approved may be too low to generate an acceptable return to us.

Fast Track Designation.    The FDA sometimes grants “fast track” status under the Food and Drug Administration Modernization Act of 1997. The fast track mechanism is intended to facilitate the development and approval of new drugs intended for the treatment of serious or life-threatening diseases or conditions and which demonstrate the potential to address unmet medical needs for the disease or condition. The fast track process includes scheduling of meetings to seek FDA input into development plans, the option of submitting an NDA serially in sections rather than submitting all components simultaneously, the option to request evaluation of studies using surrogate endpoints, and the potential for a priority review.

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

Executive Officers

The following table sets forth, as of March 1, 2013, information about our executive officers:

Name	Age	Position
Joseph K. Belanoff, M.D.	55	Chief Executive Officer and Director
Robert L. Roe, M.D.	72	President and Secretary
G. Charles Robb	50	Chief Financial Officer
Steven Lo	45	Vice President of Commercial Operations
Anne M. LeDoux	65	Vice President, Controller and Chief Accounting Officer

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

Steven Lo joined us as Vice President of Commercial Operations in September 2010. Mr. Lo has more than 18 years of commercial experience in the pharmaceutical and biotechnology industry. From 1997 to 2010, Mr. Lo held various positions in marketing, sales and managed markets at Genentech, Inc., a biotechnology company that became a member of the Roche Group in March 2009, most recently as Franchise Head, leading that company’s endocrinology marketing and sales organization. Mr. Lo received his B.S. degree from the University of California, Davis and his Master of Health Administration from the University of Southern California.

Anne M. LeDoux joined us as Controller in 2004 and was promoted to the position of Vice President, Controller and Chief Accounting Officer in April 2007. Ms. LeDoux has over 20 years of financial and accounting management experience with public pharmaceutical and biotechnology companies. Prior to joining Corcept in 2004, Ms. LeDoux served in various financial positions at Aviron, Roche Biosciences and Syntex Corporation. She was also Vice President and Chief Financial Officer at the Northern California Health Center and Vice President, Finance for the Children’s Hospital of San Francisco. Ms. LeDoux is a Certified Public Accountant with over 13 years of experience in public accounting, primarily at Coopers and Lybrand. Ms. LeDoux received her Bachelor of Arts degree in Business from the University of Massachusetts and a law degree from Western New England College, School of Law.

Employees

We are managed by a core group of experienced pharmaceutical executives with a track record of bringing new drugs to market. To facilitate advancement of development programs, we also enlist the expertise of associates and advisors with extensive pharmaceutical development experience.

As of December 31, 2012, we had 38 full-time employees, six part-time employees, a contracted sales force of 13 sales representatives and 12 long-term contract staff. Four of our employees have M.D.s. We consider our employee relations to be good. None of our employees is covered by a collective bargaining agreement.

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

An investment in our common stock involves significant risks. You should carefully consider the risks described below and the other information in this Annual Report on Form 10-K, including our financial statements and related notes, before you decide to invest in our common stock. If any of the following risks or uncertainties actually occurs, our business, results of operations or financial condition could be materially harmed, the trading price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are those that we currently believe may materially affect us; however, they may not be the only ones that we face. Additional risks and uncertainties of which we are unaware or currently deem immaterial may also become important factors that may harm our business. Except as required by law, we undertake no obligations to update any risk factors.

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

We anticipate that for the foreseeable future our ability to generate meaningful revenues and achieve profitability will be solely dependent on the successful commercialization of Korlym. Many factors could harm our efforts to commercialize Korlym, including:

•	an inability to generate meaningful revenue due to low product usage, inadequate coverage and reimbursement or other factors;

•	competition from Novartis’s Signifor and from other companies with greater financial, technical and marketing resources than ours.

•	an inability to manufacture Korlym or the active ingredient in Korlym in commercial quantities and at an acceptable cost;

•	political concerns relating to other uses of mifepristone, or RU-486, that could limit the market acceptance of Korlym;

•	negative, inconclusive or otherwise unfavorable results from any post-approval studies we conduct;

•	previously unknown, serious side effects that may be identified; and

•	rapid technological change making Korlym obsolete.

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

Other factors that may affect the market acceptance and commercial success of Korlym include:

•	the effectiveness of Korlym, including any side effects, as compared to alternative treatment methods;

•	the rate of adoption of Korlym by physicians and by target patient populations;

•	the possible preference of some physicians for more familiar, long-standing off-label treatments for Cushing’s syndrome or for Novartis’ drug, Signifor, for the treatment of Cushing’s disease;

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

In July 2007, we received Orphan Drug Designation from the FDA for Korlym for the treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. Drugs that receive Orphan Drug Designation are eligible to obtain seven years of marketing exclusivity for the approved indication from the date of drug approval, with limited exceptions, as well as tax credits for clinical trial costs, marketing application filing fee waivers and assistance from the FDA in the drug development process.

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

Notwithstanding Korlym’s Orphan status in both the United States and the EU, in 2012 Novartis received approval in both jurisdictions to market its somatostatin analogue Signifor for adult patients with Cushing’s disease (a subset of Cushing’s syndrome that afflicts approximately 70 percent of all Cushing’s syndrome patients) for whom pituitary surgery is not an option or has not been curative. Novartis has substantially more resources and experience than Corcept and may provide significant competition.

Further, we are aware that Laboratoire HRA Pharma has received Orphan Drug Designation in the United States and the EU for the use of mifepristone to treat a subtype of Cushing’s syndrome and has begun a Phase 2 clinical trial in Europe and the United States for this indication. We are also aware that Exelgyn Laboratories, which operates as a subsidiary of Medi Challenge (Pty) Ltd., received Orphan Drug Designation for Cushing’s syndrome in the EU, but it has stated that it has not yet conducted any clinical trials.

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

We will face competition from companies that attempt to develop mifepristone or other compounds for the treatment of Cushing’s syndrome, which could limit our future revenues from the commercialization of Korlym and which could have a negative impact on future revenues from the commercialization of Korlym for any indication. These companies may have significantly more resources than we do.

We will experience competition from Novartis, which has received approval in the United States and the EU to market Signifor (pasireotide), an injectable somatostatin analogue, for the treatment of adult patients with Cushing’s disease (a subset of the patients with Cushing’s syndrome) for whom pituitary surgery is not an option or has not been curative. We expect Novartis to begin promoting Signifor in the United States.

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

In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. Most recently, on August 2, 2011, the Budget Control Act of 2011 among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2 percent per fiscal year, starting in 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. The ATRA also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

These new laws and the regulations and policies implementing them, as well as other healthcare reform measures that may be adopted in the future, may have a material adverse effect on our industry generally and on our ability to successfully develop and commercialize our products.

We will need to continue to develop our medical education, sales and marketing capabilities to successfully commercialize Korlym and our other proprietary, selective GR-II antagonists.

To achieve commercial success for any approved product, we must either develop sales and marketing capabilities internally or enter into arrangements with third parties to market and sell our current and future products, and we may not be successful in doing so. We continue to hire experienced field and internal personnel to commercialize Korlym in the United States, which is expensive and time consuming. Although we received approval to market and sell Korlym in February 2012, our efforts to staff, deploy and train a marketing and medical education organization remain in an early stage. Any failure or delay in the development or failure to maintain effectively our internal capabilities for the marketing and sales of Korlym would adversely impact the commercialization of the product. If our efforts to develop an internal commercial marketing and sales team are not successful, cost-effective and timely, we may not achieve profitability.

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

To that end, we must be able to:

•	integrate additional management, clinical development, administrative and sales and marketing personnel;

•	expand the size and composition of our management team;

•	develop our administrative, accounting and management information systems and controls;

•	hire and train additional qualified personnel;

•	manage our sales and marketing efforts effectively;

•	maintain our supply chain effectively;

•	manage our clinical trials effectively; and

•	manage our research and development efforts effectively.

We may not be able to accomplish these tasks, and our failure to accomplish any of them could harm our business.

Public perception of the active ingredient in Korlym, mifepristone (also known as “RU-486”), may limit our ability to market and sell Korlym.

The active ingredient in Korlym, mifepristone (RU-486), is approved by the FDA in another drug for the termination of early pregnancy. As a result, mifepristone has been and continues to be the subject of considerable ethical and political debate in the United States and elsewhere. Public perception of mifepristone may limit our ability to engage alternative manufacturers and may limit the commercial acceptance of Korlym by patients and physicians. Even though we have taken measures to minimize the likelihood of the prescribing of Korlym to a pregnant woman, physicians may choose not to prescribe Korlym to a woman simply to avoid any risk of unintentionally terminating a pregnancy. We have taken measures to control the distribution of Korlym to reduce the potential for diversion and this controlled distribution may negatively impact sales of Korlym.

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

We have only one approved manufacturer of the API in Korlym, with whom our agreement expires in June 2013. We intend to continue the relationship and are in the process of negotiating a new agreement. We have a memorandum of understanding with a second API manufacturer. However, there are no activities currently being conducted at this second manufacturer’s site to develop or qualify the manufacturing processes or facilities and we did not request approval of material produced by this second manufacturer when we submitted our NDA for Cushing’s syndrome.

We have an agreement with a tablet manufacturer that we included in our NDA submission for Korlym. This tablet manufacturer has temporarily suspended commercial production while it relocates to, and seeks regulatory approval to begin operation of, a new facility. On November 1, 2012, the FDA approved our second Korlym tablet manufacturer as a qualified site for the manufacture of Korlym tablets, with whom we are now negotiating a commercial supply agreement. We cannot assure you that our tablet suppliers will be able or willing to meet our future demands. If our original tablet manufacturer is not able to qualify its new site or if our second Korlym tablet manufacturer is unable to prepare Korlym tablets in the quantities and time frame required, we may not be able to manufacture our product in a timely manner. If our suppliers were to fail to manufacture tablets on a timely basis in the quantities that we require, or fail to maintain manufacturing capabilities that meet FDA standards, we would likely experience a lengthy delay in our manufacturing processes.

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

In the United States, we are subject to FDA regulations governing the promotion of health care products. Although physicians are permitted, based on their medical judgment, to prescribe drugs for indications other than those approved by the FDA, manufacturers are prohibited from promoting their products for such “off-label” uses. In the United States, we are marketing Korlym for treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery and provide promotional materials and training programs to physicians regarding the use of Korlym for this indication. Although we believe our marketing materials and training programs for physicians do not constitute “off-label” promotion of Korlym, the FDA may disagree. If the FDA determines that our promotional materials, training or other activities by our employees or agents constitute “off-label” promotion of Korlym, it could request that we modify our training or promotional materials or other activities or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal or state enforcement authorities might take action if they believe that the alleged improper promotion led to the submission and payment of claims for an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Even if it is later determined that we are not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our position and have to divert significant management resources from other matters.

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

•

federal “sunshine” laws that require transparency regarding financial arrangements with health care providers, such as the reporting and disclosure requirements imposed by the PPACA on drug manufacturers regarding any “transfer of value” made or distributed to prescribers and other health care providers. Manufacturers will be required to begin data collection on August 1, 2013 and report such data to the Centers for Medicare and Medicaid Services (known as “CMS”) by March 31, 2014; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

Some states, such as California, Massachusetts, Minnesota, Nevada, Vermont and Washington, as well as the District of Columbia, mandate implementation of commercial compliance programs to ensure compliance with these laws.

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

We may decide, or the FDA or other regulatory authorities may require us, to pursue additional clinical or preclinical studies on mifepristone for the treatment of the psychotic features of psychotic depression. Additional trials or studies may require additional funding, the availability of which is not assured. Also, it is possible that additional trials or studies that we decide are necessary or desirable will delay or prevent the completion of the development of mifepristone for treating the psychotic features of psychotic depression. Even if we are able to conduct all of the clinical trials and supportive studies that we consider appropriate for an optimal NDA, we may never receive regulatory approval to market mifepristone for psychotic depression.

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

In order to meet our goal of enrolling a sufficient number of patients in Study 14 by the end of 2013 to perform a successful interim analysis, we will need to increase the pace of enrollment which will be costly and may not be successful.

The pace of enrollment in Study 14 is subject to a number of factors, including our ability to identify, qualify and enlist new trial sites, our ability to identify potential study subjects and enroll them in the trial, and the ability and willingness of patients in the trial to complete the study protocol. Furthermore, we will need to work with our existing third-party service providers and may need to retain additional personnel to support our effort to increase the rate of Study 14 enrollment, which will be costly, and we may not be successful in these efforts. Finally, even if we succeed in increasing the rate of enrollment in Study 14, this will not necessarily allow us to demonstrate the efficacy of the medicine.

If we conduct an interim analysis of the data from our on-going Phase 3 trial of mifepristone for the treatment of psychotic depression (Trial 14), the results may not show efficacy. If the interim results are inconclusive and we continue the study, conducting an interim analysis will make achieving a positive result more difficult.

One of our goals is to enroll a sufficient number of patients in Trial 14 by the end of 2013 so that we can, if we choose, perform an interim analysis of the study’s data. We have not yet determined whether we will perform such an analysis or what its parameters might be. Regardless of how many patients we enroll in Trial 14 by the end of 2013, there can be no assurance that an interim analysis will take place.

Even if we reach our patient enrollment goal and choose to perform an interim analysis, its results may be negative or inconclusive. If they are negative, then we will terminate the trial and either incur the substantial additional expense and delay of undertaking a new trial, or discontinue the study of mifepristone for the psychotic features of psychotic depression, which may reduce our future revenue. If the results are inconclusive, and we choose to continue the trial, we will incur additional expense and delay the possibility of our obtaining regulatory approval of a treatment for this disease.

In addition, performing an interim analysis makes the measure of statistical significance in any continued trial more rigorous and more difficult to meet. Therefore, a continued trial following an interim analysis is generally less likely to achieve a statistically meaningful positive outcome, making it more difficult to achieve a positive result.

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

If a human medicine is intended for the treatment of a serious or life-threatening disease or condition and the medicine demonstrates the potential to address unmet medical needs for this disease or condition, the sponsor of an IND may apply for FDA “fast track” designation for a particular indication. Marketing applications submitted by sponsors of product candidates in fast track development may qualify for expedited FDA review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification. Although we have obtained a fast track designation from the FDA for mifepristone for the treatment of the psychotic features of psychotic depression, we may not experience a faster development process, review or approval compared to applications considered for approval under conventional FDA procedures. In addition, the FDA may withdraw our fast track designation at any time. If we lose our fast track designation, the approval process may be delayed. In addition, our fast track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures and does not increase the likelihood that mifepristone will receive regulatory approval for the treatment of the psychotic features of psychotic depression.

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

To develop additional potential sources of revenue, we believe that we must identify and develop additional product candidates. We own or have exclusively licensed issued U.S. patents covering the use of GR-II antagonists to treat psychotic depression, mild cognitive impairment, weight gain due to treatment with antipsychotic medication, stress disorders, early dementia, delirium, gastroesophageal reflux disease, Down’s Syndrome, catatonia and psychosis associated with cocaine addiction, and to increase the therapeutic response to electroconvulsive therapy (ECT). In addition, we have nine U.S. method-of-use patent applications covering GR-II antagonists for the treatment of a number of other metabolic and psychiatric disorders, three U.S. composition of matter patents covering specific GR-II antagonists, and two additional U.S. composition of matter patents are pending. We have also filed patent applications in the major international markets.

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

We only have significant clinical experience with mifepristone and we may determine that mifepristone is not desirable for uses other than for the treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery and, potentially, for the psychotic features of psychotic depression. For example, we do not intend to develop mifepristone for mitigation of the weight gain associated with the use of Zyprexa, Risperdal or other atypical antipsychotics, even though we have reported positive results in the proof of concept studies described in Part I, Item 1, Business - Overview - Mifepristone Proof-of-Concept Studies, Other Metabolic Disorders of our Annual Report on Form 10-K for the year ended December 31, 2012. We are pursuing other GR-II antagonists for this use. The compounds developed pursuant to our early clinical, preclinical and discovery research programs, including CORT 108297, may fail to become viable product candidates regardless of the resources we may dedicate to the program. Even if product candidates are identified, we may abandon further development efforts before we reach clinical trials or after expending significant expense and time conducting clinical trials due to financial constraints, concerns over the safety or efficacy of the product candidates, manufacturing difficulties or other reasons. Moreover, governmental authorities may enact new legislation or regulations that could limit or restrict our development efforts. If we are unable to successfully discover and commercialize new uses for GR-II antagonists, we may be unable to generate sufficient revenue to support our operations.

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

Factors impacting our cash position and future prospects of liquidity include the following:

•	the amount and timing of revenues from the commercialization of Korlym;

•	the pace at which physicians adopt Korlym as a treatment;

•	the willingness of insurance companies, the government and other third-party payors to provide coverage for Korlym at reasonable rates;

•	changes in the coverage and reimbursement policies of third-party insurance companies or government agencies;

•	the costs, timing of site selection and enrollment of our clinical trials;

•	the results of our research efforts and clinical trials;

•	the need to perform additional clinical trials and other supportive studies;

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

We have a limited history of operations and have focused primarily on clinical trials. We have begun to commercialize Korlym and, if the outcome of our clinical trials supports it, we plan to seek FDA regulatory clearance to market mifepristone for the treatment of the psychotic features of psychotic depression. Historically, we have funded our operations primarily from the sale of our equity securities. We have incurred losses in each year since our inception in 1998. As of December 31, 2012, we had an accumulated deficit of $246.6 million. We only began to sell our first commercial product, Korlym, in the United States in April 2012. Based on this limited experience marketing Korlym, it is difficult for us to predict the magnitude or timing of future product sales. We expect our research and development expenses to increase in connection with the clinical trials and other development activities for mifepristone for the psychotic features of psychotic depression and for other product candidates. We expect to incur significant expenses related to commercializing Korlym. As a result, we expect that our losses will increase at least until Korlym is generating material amounts of revenue. We are unable to predict the extent of any future losses or whether or when we will become profitable.

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

To date, we own eleven issued U.S. method of use patents and have exclusively licensed three issued U.S. method of use patents. We have nine U.S. method-of-use patent applications pending for GR-II antagonists. We own three composition-of-matter patents and have two composition of matter patent applications pending. We have applied, and will continue to apply, for patents covering our product candidates as we deem appropriate. We have also filed, where we deemed appropriate, foreign patent applications corresponding to our U.S. patents and applications.

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

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended March 1, 2013, our average daily trading volume was approximately 389,000 shares and the intra-day sales prices per share of our common stock on the NASDAQ Stock Market ranged from $1.27 to $4.55. As of March 1, 2013, our officers, directors and principal stockholders controlled approximately 36 percent of our common stock. he trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	the pace of market acceptance of Korlym or the timing and level of coverage and reimbursement attained;

•	our cash and short-term investment position;

•	actual or anticipated timing and results of our clinical trials;

•	new products or services introduced or announced by us or our competitors;

•	actual or anticipated regulatory approvals of our product candidates or of competing products;

•	changes in laws or regulations applicable to our product candidates or our competitors’ products;

•	changes in the expected or actual timing of our development programs or our competitors’ potential development programs;

•	actual or anticipated variations in quarterly operating results, including potential product returns and timing of revenue recognition;

•	announcements of technological innovations by us, our collaborators or our competitors;

•	general market and economic conditions, including those seen as a result of the recent worldwide financial credit crisis;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the biotechnology and pharmaceutical industries;

•	changes in the market valuations of similar companies;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	developments concerning collaborations;

•	trading volume of our common stock;

•	limited number of shares of our common stock held by our non-affiliates;

•	maintaining compliance with the listing requirements of the stock exchange on which we are listed;

•	success of additional financing efforts; and

•	purchases or sales of our common stock by us, our officers, directors or our stockholders.

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

If we are required to pay significant amounts under this or future registration rights agreements, it could have a material adverse effect on our financial condition and ability to finance our operations.

Our officers, directors and principal stockholders, acting as a group, will be able to significantly influence corporate actions.

As of March 1, 2013, our officers, directors and principal stockholders control approximately 36 percent of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

Changes in laws and regulations may result in increased costs to us, which may harm our financial results.

New laws and regulations, as well as changes to existing laws and regulations, affecting our company, including the provisions of the PPACA requiring the reporting of aggregate spending related to health care professionals, the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the SEC and by The NASDAQ Stock Market have and will likely continue to result in increased costs to us as we respond to their requirements. We are investing resources to comply with evolving laws and regulations, and this investment may result in increased selling, general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities.

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

Anti-takeover provisions in our charter and bylaws and under Delaware law and payment acceleration provisions under the Biopharma Financing Agreement may make an acquisition of us or a change in our management more expensive or difficult, even if an acquisition or a management change would be beneficial to our stockholders.

Provisions in our charter and bylaws may delay or prevent an acquisition of us or a change in our management. Some of these provisions allow us to issue preferred stock without any vote or further action by the stockholders, require advance notification of stockholder proposals and nominations of candidates for election as directors and prohibit stockholders from acting by written consent. In addition, a supermajority vote of stockholders is required to amend our bylaws. Our bylaws provide that special meetings of the stockholders may be called only by our Chairman, President or the Board of Directors and that the authorized number of directors may be changed only by resolution of the Board of Directors. These provisions may prevent or delay a change in our Board of Directors or our management, which is appointed by our Board of Directors. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. Section 203 may prohibit large stockholders, in particular those owning 15 percent or more of our outstanding voting stock, from merging or combining with us. In addition, our payment obligations to BioPharma accelerate in the event of a change of control transaction. See “Risk Factors – Failure to meet our obligations under our Financing Agreement with Biopharma Secured Debt Fund II Sub, S.à r.l, could adversely affect our financial results and liquidity.” These provisions in our charter and bylaws under Delaware law could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease approximately 13,225 square feet of office space in Menlo Park, California for our corporate facilities. Our current lease extended our occupancy through December 2013 and provides us with an option to extend the lease for one additional year. We expect that these facilities will accommodate our operations for the next year.

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

	High	Low
2012
First Quarter	$4.90	$2.50
Second Quarter	$4.55	$3.49
Third Quarter	$4.51	$2.48
Fourth Quarter	$2.84	$1.27

2011
First Quarter	$4.51	$3.43
Second Quarter	$5.07	$3.67
Third Quarter	$4.02	$2.51
Fourth Quarter	$3.58	$2.70

Stockholders of Record and Dividends

As of March 1, 2013, we had 99,814,250 shares of common stock outstanding held by 116 stockholders of record. We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the growth and development of our business and therefore, do not anticipate paying any cash dividends in the foreseeable future. In addition, the Biopharma Financing Agreement prohibits payment of dividends unless we have cash and cash equivalents in excess of $50 million after such payment.

Sale of Unregistered Securities

All sales of unregistered securities during the year ended December 31, 2012 have previously been disclosed in filings with the SEC. We have used, or will use, the net proceeds from these transactions to fund our on-going operations, including the commercialization of Korlym 300 mg Tablets, continuation of our phase 3 clinical trial of mifepristone for the treatment of the psychotic features of psychotic depression, the further development of our portfolio of next-generation compounds, as well as to fund working capital and for general corporate purposes.

Repurchases of Securities

None.

Market Performance Graph

The graph and the accompanying text below is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filings by us under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

The rules of the SEC require that we include a line-graph comparing cumulative stockholder returns on our common stock with the NASDAQ Composite Index (which tracks the aggregate price performance of equity securities of companies traded on NASDAQ) and either a published industry or line-of-business standard index or an index of peer companies selected by us. We have elected to use the NASDAQ Biotechnology Index (consisting of a group of approximately 120 companies in the biotechnology sector, including us) for purposes of the performance comparison that appears below.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* AMONG

CORCEPT THERAPEUTICS, THE NASDAQ CAPITAL MARKET (U.S.) INDEX

AND THE NASDAQ BIOTECHNOLOGY INDEX

*	$100 invested on December 31, 2007 including reinvestment of dividends. Fiscal year ended December 31.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

(in thousands, except per share data)

The selected financial data set forth below are derived from our financial statements. The statement of operations data for the years ended December 31, 2012, 2011, and 2010 and the balance sheet data as of December 31, 2012 and 2011 are derived from our audited financial statements included in this Annual Report on Form 10-K (Form 10-K). The statements of operations data for the years ended December 31, 2009 and 2008, and the balance sheet data as of December 31, 2010, 2009 and 2008 have been derived from our audited financial statements, which are not included in this Form 10-K. The selected financial data set forth below should be read in conjunction with our financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Product sales, net	$3,307	$—	$—	$—	$—
Collaboration revenue	—	—	—	29	209

Total revenues	3,307	—	—	29	209

Operating expenses:
Cost of sales	91	—	—	—	—
Research and development*	14,074	21,001	18,949	14,402	14,152
Selling, general and administrative*	25,414	11,331	8,488	5,877	5,746

Total operating expenses	39,579	32,332	27,437	20,279	19,898

Loss from operations	(36,272)	(32,332)	(27,437)	(20,250)	(19,689)
Non-operating income (expense), net*	(1,776)	(22)	1,471	84	(372)

Net loss	$(38,048)	$(32,354)	$(25,966)	$(20,166)	$(20,061)

Net loss per share:
Basic and diluted	$(0.41)	$(0.39)	$(0.38)	$(0.38)	$(0.43)

Weighted average shares—basic and diluted	93,015	83,309	68,336	52,443	46,721

* Includes significant non-cash expenses, of the following:
Stock-based compensation
Research and development	$546	$547	$220	$263	$268
Selling, general and administrative	4,764	2,888	1,896	1,552	1,360

Total stock-based compensation	5,310	$3,435	2,116	1,815	1,628

Non-operating expense related to accretion of interest on long-term obligation	1,680	—	—	—	—

Total significant non-cash expenses	$6,990	$3,435	$2,116	$1,815	$1,628

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$93,032	$39,635	$24,578	$23,867	$18,309
Working capital	86,703	34,749	21,136	22,001	16,717
Total assets	99,166	39,833	25,104	24,511	19,775
Long-term obligation — current portion	2,650	—	—	—	6
Long-term obligation, net of current portion	29,030	—	—	—	—
Total stockholders’ equity	61,777	34,807	21,244	22,092	16,907

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management Discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see “Forward-Looking Statements” included in Part I, “Risk Factors” included in Part I of this Form 10-K and the “Overview” and “Liquidity and Capital Resources” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a pharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of severe metabolic and psychiatric disorders. Our focus is on disorders associated with the steroid hormone cortisol. Elevated levels and abnormal release patterns of cortisol have been implicated in a broad range of human disorders.

Since our inception in May 1998, we have been developing mifepristone, a potent glucocorticoid receptor II (GR-II) antagonist. On February 17, 2012, the FDA approved Korlym™ (mifepristone) 300 mg Tablets in the United States as a once-daily oral medication for treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. We made Korlym available to patients in April 2012 and have begun marketing the drug in the United States. We continue to develop the sales, marketing, medical affairs and logistical infrastructure needed to commercialize the drug. We also have an on-going phase 3 study of mifepristone, the active ingredient in Korlym, for treatment of the psychotic features of psychotic depression. We have discovered three series of novel selective GR-II antagonists.

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

The FDA approved our NDA for Korlym on February 17, 2012. This approval allows us to market Korlym in the United States for its approved indication. We are carrying out our commercialization plans, including hiring a small number of medical science liaisons (MSLs) and sales representatives. We have also developed internet marketing capabilities and patient assistance programs to support physicians and patients. We began shipping Korlym to our specialty pharmacy in early April 2012, and the medicine first became available to patients on April 10, 2012. We finished hiring our team of MSLs in the third quarter of 2012. Our sales representatives received their initial training and were deployed to the field in the fourth quarter of 2012.

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

Enrollment in Study 14 is ongoing. Our goal is to enroll a sufficient number of patients by the end of 2013 to be able to perform a successful interim analysis. To help reach this goal, we began adding clinical sites in the fourth quarter of 2012 and plan to have 20 sites by the end of the first quarter of 2013.

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

Selective GR-II Receptor Antagonists.    In 2003, we initiated a discovery research program to identify and patent selective GR-II antagonists with the intent of developing a pipeline of products for proprietary use. Three distinct series of GR-II antagonists were identified. These compounds, like mifepristone, potently block the cortisol receptor (GR-II) but, unlike mifepristone, they do not appear to block the PR (progesterone), ER (estrogen), AR (androgen) or GR-I (mineralocorticoid) receptors. Both the United States Patent & Trademark Office (USPTO) and the European Patent Office (EPO) have issued composition-of-matter patents to us on each of the three series. Two additional composition-of-matter patent applications are pending.

Several of our new compounds have demonstrated positive results in animal models for the prevention and reversal of anti-psychotic-induced weight gain. One of them, CORT 108297, is in exploratory phase 2a clinical trials and we plan to explore its potential use in other indications. We have identified other selective GR-II antagonists from our proprietary series that we believe may have utility as therapeutic agents in a variety of diseases. Our intent is to continue our discovery research program with the goal of identifying new selective GR-II antagonists and to manufacture and conduct pre-clinical development on one or more of these compounds and to submit Investigational New Drug (IND) applications with respect to the most promising of them, as we deem appropriate.

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

•

commercialization of Korlym, including hiring and training medical science liaisons and sales representatives, retention and management of third-party distribution partners, establishment of third-party coverage and reimbursement and patient assistance programs and marketing activities.

•	discovery research;

•	intellectual property prosecution and expansion; and

•	regulatory affairs.

Historically, we have financed our operations and internal growth primarily through private placements of our preferred and common stock, the public sale of common stock and our capped royalty financing transaction, rather than through collaborative or partnership agreements.

As of December 31, 2012, we had an accumulated deficit of $246.6 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for mifepristone, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing process development and regulatory activities, as well as selling, general and administrative expenses, including preparations for the commercial launch of Korlym. We may continue to incur net losses over at least the next few years as we continue our mifepristone and selective GR-II antagonist discovery and clinical development programs, apply for regulatory approvals, acquire and / or develop treatments in other therapeutic areas, establish sales and marketing capabilities and expand our operations.

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

In April 2012, we made Korlym commercially available in the United States through a specialty pharmacy that sells to individual patients and a specialty distributor that sells to hospital pharmacies. For the year ended December 31, 2012, we recognized $3.3 million in net product sales. To calculate net product sales, we deducted from gross sales estimates of prompt-pay discounts, distribution service fees, rebates and chargebacks owed to government payors and patient assistance program costs, which amounts are not material for the year ended December 31, 2012.

Based on our limited experience marketing Korlym, it is difficult for us to forecast its sales for any future periods.

Cost of sales — Cost of sales includes the cost to manufacture Korlym (which includes material, third-party manufacturing costs and indirect personnel and other overhead costs) based on units sold in the current period, as well as the cost of stability testing and distribution. We began capitalizing Korlym production costs as inventory following approval by the FDA to market Korlym on February 17, 2012. Prior to Korlym’s approval, we expensed all costs related to the manufacturing of product (including stability costs and manufacturing overhead) as incurred, classifying these costs as research and development expense. A portion of the product manufactured prior to FDA approval is available for us to use commercially.

Cost of sales was $91,000 for the year ended December 31, 2012, which equals 2.8 percent of net product sales for the same period. The majority of these costs related to stability testing. The amount and timing of stability testing varies from period to period as determined by FDA regulations and our production schedule and is not a fixed percentage of our sales volumes. In addition, the cost of manufacturing Korlym reflected in our cost of sales in 2012, and for some period thereafter, will not reflect the full cost of production because we have previously expensed the majority of the raw materials, labor and overhead costs incurred to produce the product sold during this period. We expect that our cost of sales of Korlym as a percentage of net product sales will fluctuate from period to period during 2013 and for some time thereafter as product manufactured prior to FDA approval, which is already fully expensed, is consumed.

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

Research and development expenses decreased 33 percent to $14.1 million for the year ended December 31, 2012 from $21.0 million for the comparable period in 2011.

During the year ended December 31, 2012 as compared to the corresponding period in 2011, there was an increase of $991,000 in staffing costs, which includes bonuses paid on FDA approval of Korlym in the amount of $474,000, and an increase of $164,000 for stock-based compensation expenses related to employees working in research and development functions. During the year ended December 31, 2012 as compared to the corresponding periods in 2011, there were decreases in consultancy costs of $2.8 million due primarily to the additional resources required during 2011 for the preparation, submission and prosecution of the NDA, which was submitted in April 2011 and filed by the FDA in June 2011. For the year ended December 31, 2012, non-cash stock-based compensation expense related to consultant options decreased $165,000 as compared to the corresponding period of 2011 due primarily to the inclusion in 2011 of costs related to a stock option award to a consultant that vested in its entirety on the acceptance of the NDA by the FDA in June 2011.

Korlym manufacturing costs categorized as research and development expense decreased $3.8 million during the year ended December 31, 2012 as compared to the corresponding period in 2011, due primarily to capitalizing to inventory the costs of Korlym’s active pharmaceutical ingredient and the manufacture of Korlym tablets for commercial sale following the date of FDA approval.

Clinical trial costs reflected a net decrease of $1.6 million during the year ended December 31, 2012, as compared to the corresponding period of 2011. During the year ended December 31, 2012 as compared to the corresponding period in 2011, there were decreases of $1.2 million related to clinical studies with CORT 108297 and $917,000 related to the clinical trials with Korlym in the treatment of Cushing’s syndrome. These decreases were partially offset by increases during year ended December 31, 2012, as compared to the corresponding period of 2011, of $487,000 related to the psychotic depression study.

In addition, costs related to financial support for medical conferences and seminars in support of our Cushing’s syndrome program decreased $337,000 for the year ended December 31, 2012, as compared to the corresponding period of 2011, because, subsequent to product approval, the nature of our activities at medical meetings has changed, and now such costs relate to marketing activities that are classified as a component of selling, general and administrative expenses. Costs relating to IND-enabling activities and research efforts regarding our new GR-II antagonists increased $363,000 during the year ended December 31, 2012, as compared to the corresponding period in 2011.

Research and development expenses increased 11% to $21.0 million for the year ended December 31, 2011 from $18.9 million for the comparable period in 2010. For the year ended December 31, 2011 as compared to the corresponding period in 2010, there were net increases of $1.8 million in consultancy costs which included the following increases: a) $588,000 related to the development of the Risk Evaluation and Mitigation System (REMS) that was included in the Korlym NDA submission, b) $834,000 related to the preparation, submission and prosecution of the NDA, c) $114,000 related to the development of a medical safety program, d) $187,000 related to manufacturing and quality control activities to prepare for commercialization and e) $192,000 in non-cash stock-based compensation costs related to a performance-based award to a consultant that vested in June 2011 upon the filing of our NDA for Korlym by the FDA, which were partially offset by the decrease in consulting fees in other clinical activities of $78,000. For the year ended December 31, 2011, as compared to the corresponding period in 2010, there was also an increase of $300,000 related to attendance of seminars in support of our Cushing’s syndrome program.

Korlym manufacturing costs increased $4.2 million during the year ended December 31, 2011, as compared to the corresponding period in 2010, due primarily to the acquisition of active pharmaceutical ingredient for Korlym and the initiation of manufacturing development work at a potential back-up site for the manufacture of Korlym that were only partially offset by a decrease in manufacturing activities related to our proprietary, selective new GR-II antagonists.

There were decreases in clinical trial costs of $4.3 million during the year ended December 31, 2011, as compared to the corresponding period of 2010. Clinical trial cost decreases included (a) $2.8 million related to drug-drug interaction and other NDA-supportive studies with Korlym that were substantially completed during 2010, (b) $727,000 related to the clinical trials with Korlym for the treatment of Cushing’s syndrome due to patients having completed the initial study and moving into the long-term extension study, (c) $331,000 related to the clinical trial with mifepristone for the treatment of psychotic depression and (d) $468,000 related to clinical studies activities with CORT 108297. During the year ended December 31, 2011, as compared to the corresponding period in 2010, there was also a decrease of $244,000 related to the IND-enabling work on CORT 108297, which was partially offset by increases of $168,000 related to research efforts on our other selective GR-II antagonists.

Below is a summary of our research and development expenses by major project:

	Year Ended December 31,
Project	2012	2011	2010
	(in thousands)
Development programs:
Cushing’s syndrome	$4,093	$10,925	$5,075
Psychotic depression	2,613	1,779	2,567
Selective GR-II antagonists	4,249	4,546	5,100
Unallocated activities, including NDA supportive studies and manufacturing, regulatory and pre-clinical activities	2,573	3,204	5,987
Stock-based compensation	546	547	220

Total research and development expense	$14,074	$21,001	$18,949

We expect that research and development expenditures in 2013 will likely be higher than they were in 2012, due to the cost of expanding enrollment in our phase 3 study of mifepristone in the treatment of psychotic depression and increased spending on the development of our next-generation selective GR-II antagonists. Research and development expenses in 2014 and beyond will depend on our strategic priorities. See also, “Liquidity and Capital Resources”.

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

Selling, general and administrative expenses — Selling, general and administrative expenses include 1) personnel and consultancy costs related to administrative and commercialization activities, including facilities costs and non-cash stock-based compensation, 2) expenses of third-party vendors that we engage to execute our commercial plans related to Korlym, including conducting market research, providing market analytics, developing reimbursement support services and, distribution and other logistical needs related to our commercialization of Korlym and 3) legal, accounting and other professional fees.

For the year ended December 31, 2012, selling, general and administrative expenses increased to $25.4 million from $11.3 million for the comparable period in 2011.

During the year ended December 31, 2012 as compared to the corresponding period in 2011, staffing and consultancy costs increased $6.9 million due primarily to additional resources necessary to commercialize Korlym. The increase for the year ended December 31, 2012 included $1.6 million in cash bonuses awarded in the first quarter of 2012 to employees working in selling, general and administrative functions in recognition of the FDA’s approval of Korlym, $1.3 million of non-cash stock-based compensation costs related to performance-based stock option awards to officers that vested in February 2012 upon the FDA approval of Korlym and $600,000 of increases related to other stock options to directors, officers and employees working in selling, general and administrative functions.

In addition, other professional services costs related to commercialization activities and other corporate matters increased $5.8 million during the year ended December 31, 2012 as compared to the corresponding period of 2011. These costs reflect increased vendor activities after FDA approval, pricing strategy and market analysis, patient registry and reimbursement programs, focus groups, internet marketing and communications.

There were also cost increases during the year ended December 31, 2012 as compared to the corresponding period of 2011 related to the infrastructure necessary to support the commercialization of Korlym including a) $538,000 related to travel, b) 386,000 related to the expansion of facilities and information technology support, c) $147,000 related to employee education primarily due to the training of the new medical science liaisons and d) $95,000 related to donations.

For the year ended December 31, 2011, selling, general and administrative expenses increased 33% to $11.3 million from $8.5 million for the year ended December 31, 2010. During 2010, we had recorded an aggregate amount of $1.3 million related to bonuses awarded to our officers and employees working in selling, general and administrative functions in recognition of significant company accomplishments during 2010. We did not award bonuses for 2011 performance to any officer or employee in these functions. In addition, during 2011, as compared to 2010, staffing and consultancy costs increased $1.6 million due primarily to additional resources necessary to engage in preparations for the potential commercialization of Korlym, which included an increase of $992,000 in noncash stock-based compensation costs related to stock options granted to employees, directors and consultants. There was also an increase of $2.0 million during 2011, as compared to 2010, in market research and other commercialization preparation activities and an increase in legal costs related to patents, commercialization, compliance and other corporate matters during 2011, as compared to 2010, of $456,000.

Selling, general and administrative expenses included stock-based compensation expense related to option grants to individuals performing these functions of $4.8 million, $2.9 million and $1.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

We expect that selling, general and administrative expenses will increase during 2013 as compared to 2012 in regard to activities directly associated with product commercialization and the need to continue building our administrative infrastructure to support these activities. The level of selling, general and administrative activities and related expenses in 2014 and future years will be largely dependent on our assessment of the staff and other services necessary to support product commercialization and our continued clinical development activities and the availability of additional funds. See also, “Liquidity and Capital Resources.”

Interest and other income, net — Interest and other income, net of investment management fees, was $3,000 for the year ended December 31, 2011 as compared to $1.5 million for the same period in 2010. Other income in 2011 was comprised of income on stockholder notes. Other income in 2010 had included $750,000 in connection with the favorable settlement of a lawsuit brought on our behalf against an individual for defamation and harassment and $733,000 in grants from the United States Treasury’s Therapeutic Discovery Project Grant program.

Interest and other expense — Interest and other expense for the year ended December 31, 2012 was $1.8 million as compared to $25,000 for the comparable period in 2011. This increase is primarily due to the inclusion in the current period of $1.7 million of interest expense related to our Financing Agreement with Biopharma for the period from August 16, 2012, the date of funding of the agreement to December 31, 2012. Other expense for the year ended December 31, 2011 was $25,000 in 2011 and in 2010 and consisted primarily of a state tax on capital, which is based on our capital and asset positions as of each year-end. Interest expense will increase during 2013, as compared to 2012, due to the inclusion of interest on the long-term obligation for a full year.

Non-GAAP Financial Measures

Our financial statements and footnotes thereto are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and are included in Part IV, Item 15 of this Annual Report on Form 10-K.To supplement our financial results presented on a GAAP basis, we use non-GAAP measures of net loss that exclude significant non-cash expenses related to stock-based compensation expense and the accretion of interest expense under our capped royalty financing transaction. We use this non-GAAP measure of net loss to manage our business and believe that it may help investors better evaluate our past financial performance and potential future results. Non-GAAP measures should not be considered in isolation or as a substitute for comparable GAAP accounting and investors should read them in conjunction with our financial statements and notes thereto prepared in accordance with GAAP. The non-GAAP measure of net loss we use may be different from, and not directly comparable to, similarly titled measures used by other companies.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
GAAP net loss	$38,048	$32,354	$25,966
Significant non-cash expenses:
Stock-based compensation
Research and development	546	547	220
Selling, general and administrative	4,764	2,888	1,896

Total stock-based compensation	5,310	3,435	2,116
Accretion of interest expense related to long-term obligation	1,680	—	—

Non-GAAP net loss, as adjusted for significant non-cash expenses	$31,058	$28,919	$23,850

GAAP basic and diluted net loss per share	$(0.41)	$(0.39)	$(0.38)

Non-GAAP basic and diluted net loss per share, as adjusted for significant non-cash expenses	$(0.33)	$(0.35)	$(0.35)

Shares used in computing basic and diluted net loss per share	93,015	83,309	68,336

Liquidity and Capital Resources

We have incurred operating losses since inception, and at December 31, 2012, we had an accumulated deficit of $246.6 million. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities and our capped royalty financing transaction to fund our operations.

At December 31, 2012, we had cash and cash equivalents of $93.0 million, compared to $39.6 million at December 31, 2011. Net cash used in operating activities for the years ended December 31, 2012, 2011 and 2010 was $36.0 million, $27.4 million and $22.3 million, respectively. We used cash in each period primarily for research and development activities, including efforts toward the submission and prosecution of the NDA for Korlym, for the commercialization of Korlym and to develop administrative infrastructure to support commercialization.

In July 2012, we sold 11.0 million shares of our common stock in an underwritten public offering for net proceeds of $46.1 million after deducting expenses of the offering.

In March 2012, we issued approximately 4.2 million shares of our common stock upon the exercise of warrants that had been issued in a private placement transaction in April 2010 and sold new warrants to the same investors to purchase approximately 4.2 million shares of common stock. The net proceeds generated in this transaction were $12.8 million, after the deduction of issuance costs. In addition, during the year ended December 31, 2012, additional warrants and stock options were exercised for the purchase of our common generating aggregate net proceeds of $760,000.

In March 2008, we entered into a CEFF with Kingsbridge, under which the determination of the timing and amount of any CEFF financings were to be made solely by us, subject to certain conditions. As discussed in Note 9 of our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, effective August 7, 2012, we terminated the CEFF. No further securities will be sold under this agreement.

As discussed in Notes 1 and 6 of our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, in August 2012, we entered into a Purchase and Sale Agreement (Financing Agreement) with Biopharma Secured Debt Fund II Sub, S.à r.l (Biopharma), a private limited liability company organized under the laws of Luxembourg, under which we received $30 million. Pursuant to the Financing Agreement, beginning with the quarter ending June 30, 2013, we will make quarterly payments equal to (i) 20 percent of our net product sales of Korlym and any other products containing mifepristone or any of our proprietary selective GR-II antagonists (Covered Products), subject to certain quarterly payment caps through 2015 and (ii) 20 percent of any upfront, milestone or other contingent payments we receive under co-promotion or out-licensing agreements with respect to Covered Products subsequent to entering into the agreement (without application of caps), until we have made cumulative payments of $45 million. Under the terms of the Financing Agreement, our payments are variable, with no fixed minimums. If there are no net sales, upfront, milestone or other contingent payments in a period with respect to Covered Products, then no payment will be due for that period.

We expect cash used in operating activities will increase during 2013 as compared to spending levels in 2012 due to the continued commercialization of Korlym, the continuation and scale-up of our phase 3 clinical trial of mifepristone for the treatment of psychotic depression and the continued development of our selective GR-II antagonists, which will be only partially offset by sales of Korlym. We expect our funding requirements for operating activities may increase in 2014 and possibly beyond as costs associated with the continuation of our development program for Cushing’s syndrome, continuation and expansion of our development programs for psychotic depression and our selective GR-II antagonists, research activities, commercialization activities and selling, general and administrative expenses may be only partially offset by revenues from sales of Korlym. In addition, as discussed below under the caption Contractual Obligations and Commercial Commitments, beginning in July 2013 we will be required to make payments under the Biopharma Financing Agreement, the amount of which will be variable.

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

Contractual Obligations and Commercial Commitments

The following table presents our estimates of obligations under contractual agreements as of December 31, 2012.

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
		(in thousands)
Long-term obligation(1)	$45,000

Other contractual obligations:
Research and development studies(2) and (3)	$8,214	$5,544	$2,670	$—	$—
Commercial activities(4)	1,116	466	650	—	—
Operating lease(5)	428	428	—	—	—
Minimum royalty payments(6)		50	100	100	50 per year

Total other contractual obligations		$6,488	$3,420	$100	$50 per year

(1)

As discussed above under the caption “Liquidity and Capital Resources”, in August 2012, we entered into a Financing Agreement with Biopharma under which we received $30 million from Biopharma. In consideration of the $30 million payment, we are obligated to make payments to Biopharma totaling $45 million, calculated as follows:

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

Under the terms of the Financing Agreement, our payments are entirely variable, with no fixed minimums. The timing of our payments is determined by future sales and other receipts. If there are no net sales, upfront, milestone or other contingent payments in a period with respect to Covered Products, then no payment will be due for that period. Biopharma’s right to receive payments will expire once it has received cumulative payments of $45 million.

(2)	Amounts reflected for research and development studies exclude amounts included in accounts payable and accrued clinical costs reflected on the balance sheet as of December 31, 2012.

(3)

During 2008, we entered into agreements for services in connection with our ongoing Phase 3 trial to confirm the utility of mifepristone for the treatment of the psychotic features of psychotic depression. The total commitment under these original agreements was $21.1 million. In June 2009, we amended these agreements to reduce the amounts of commitments with these organizations by $5.0 million in accordance with the short-term reduction in the scope of activities under this trial. In December 2012, we further amended these agreements to reflect the increase in trial activities toward our goal of concluding trial enrolment by the end of 2013, increasing the cost by $2.5 million. The total commitment under these agreements, including amendments through 2012, is now estimated to be $18.6 million over the course of the trial. We expensed $10.4 million of these costs through December 31, 2012, with the remainder to be incurred over the course of the trial. Under the master services agreements with these vendors, the project contracts may be terminated upon thirty to sixty days notice. If terminated early, we would be responsible for the costs incurred by the vendors through the effective date of termination plus cancellation charges as stipulated in the agreements.

(4)

In June 2012, we amended our agreement with United Biosource Corporation for reimbursement support services related to our Support Program for Access and Reimbursement for Korlym (SPARK). The total commitment under the agreement is $2.7 million, of which $1.6 million had been incurred through December 31, 2012, with the remainder to be incurred over the course of the agreement.

(5)

In June 2012, we signed an amendment to the lease for our office space that reflected an expansion of the space and extended our occupancy through December 2013. The aggregate commitment for base rent through the term of the amendment is $630,000, of which $202,000 was incurred during the second half of 2012, with the remainder to be incurred during 2013. The amended lease provides us with an option to extend the lease for one additional year.

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

(b)

Under the agreement with a contract research company we may be obligated to make milestone payments upon the occurrence of certain events, including: (i) $5,000 upon patent filings in connection with the project; (ii) $100,000 for each entry into a Phase 1 clinical trial; and (iii) $500,000 in respect of each first national regulatory approval of each product arising from work performed under the agreement, provided that sales of the product by the Company or any future licensees reach $5,000,000. These obligations remain in force after the conclusion of work under the agreement. There are no royalty obligations associated with this contract.

(c)

Pursuant to our memorandum of understanding with ScinoPharm, ScinoPharm agrees to manufacture API for mifepristone for the treatment of psychotic depression and we agree to purchase at least $1,000,000 bulk mifepristone per year following the commercial launch of mifepristone in that indication.

(d)

In November 2006, we entered into an agreement with PCAS for the manufacture of mifepristone, the API in Korlym, for our development and commercial needs for an initial period of five years. The agreement provides for an automatic extension for one additional year and has been further extended to June 30, 2013. We are currently in discussions for a new contract to continue the relationship thereafter. The current agreement calls for us to purchase from PCAS at least 75 percent of our requirements through the expiration of the agreement. If PCAS is unable to manufacture the product for a consecutive six-month period, we have the right to terminate the agreement without penalty.

Net Operating Loss Carryforwards

At December 31, 2012 we had net operating loss carryforwards available to offset any future taxable income that we may generate for federal income tax purposes of $116.2 million, which expire in the years 2019 through 2032, and California net operating loss carryforwards of $110.6 million, which expire in the years 2013 through 2032. We also had federal and California research and development tax credits of $17.9 million and $2.0 million, respectively. The federal research credits will expire in the years 2019 through 2032 and the California research credits have no expiration date. Our deferred tax assets have been offset by a full valuation allowance as the realization of such assets is uncertain. Utilization of our net operating losses and tax credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such limitations could result in the expiration of the net operating losses and tax credit carryforwards before utilization.

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

Rebates and Chargebacks:    We contract with Medicaid and other government agencies so that Korlym will be eligible for purchase by, or qualify for partial or full reimbursement from, such government programs. We estimate the rebates and chargebacks that we will be obligated to provide to government programs and deduct these estimated amounts from our gross product sales at the time the revenues are recognized. We base our estimates of these rebates and chargebacks upon (i) the discount amounts applicable to government-funded programs and (ii) information obtained from our vendors regarding the percentage of sales by our customers to patients who are covered by entities or programs that are eligible for such rebates and chargebacks.

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

Sales Returns:    Our customers have the right to return Korlym beginning six months before the labeled expiration date and ending 12 months after the labeled expiration date. This right of return is extended to our specialty distributor channel’s hospital customers who generally have the right to return only unopened bottles. The expiration date for our Korlym product sold in 2012 will not occur until late in 2013. We estimate the amount of Korlym that we believe will be returned and deduct that estimated amount from gross revenue at the time we recognize such revenue. When estimating future returns, we analyze quantitative and qualitative information including, but not limited to, actual return rates, the amount of product in the distribution channel, the expected shelf life of such product, current and projected product demand, the introduction of competing products that may erode demand, and broad economic and industry-wide indicators. If we cannot reasonably estimate product returns with respect to a particular sale, we defer recognition of revenue from that sale until such time as a reasonable estimate can be made.

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

We value our inventories at the lower of cost or net realizable value. We determine the cost of inventory using the specific identification method, which approximates a first-in, first-out basis. We analyze our inventory levels quarterly and write down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value, as well as any inventory quantities in excess of expected requirements. Any expired inventory is disposed of and the related costs are recognized as cost of sales.

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

Accruals of Research and Development Costs

We recorded accruals for estimated costs of research, pre-clinical and clinical studies, and manufacturing development with outstanding balances of $843,000 and $644,000 as of December 31, 2012 and 2011, respectively. These costs are a significant component of our research and development expenses. We make significant judgments and estimates in determining the accrual balance in each reporting period. Accrued clinical trial costs are based on estimates of the work completed under the service agreements, milestones achieved, patient enrollment and past experience with similar contracts and service providers. Our estimate of the work completed, and associated costs to be accrued, includes our assessment of the information received from our third-party contract research organizations and the overall status of our clinical trial activities. In the past, we have not experienced any material deviations between accrued and actual clinical trial expenses. However, actual services performed, number of patients enrolled and the rate of patient enrollment may vary from our estimates, resulting in adjustments to clinical trial expense in future periods.

Stock-based compensation

Stock-based compensation arises from the granting of stock options to employees and directors, as well as to non-employees.

Employees and directors

Our accounting practices and the estimates and judgments that are considered in determining fair value in regard to stock option grants to employees and directors are as follows:

•

For options granted from January 1, 2006 through September 2009, the expected term used in determining the fair value-based measurement of options was based on the “simplified” method prescribed by the SEC that considers the weighted average of the vesting period and contractual life of the options. For options granted since September 2009, the expected term has been based on a formula that considers the expected service period and expected post-vesting termination behavior differentiated by whether the grantee is an employee, an officer or a director.

•

We base the expected volatility of our common stock used in determining the fair value-based measurement of option grants to employees, officers and directors on a weighted-average combination of the volatility of our own stock price and that of a group of peer companies for those grants with expected terms longer than the period of time that we have been a public company. For stock options granted to employees with expected terms of less than the period of time that we have been a public company, the volatility is based on historical data of the price for our common stock for periods of time equivalent to the expected term of these grants.

•

For service-based awards, we recognize the expense over the requisite service period utilizing the straight-line amortization method. For options with performance-based vesting criteria, we recognize the expense at such time as there is a high degree of probability (i.e., greater than 70%) of achieving the required vesting criteria.

•

Since we have a limited base of employees and directors and have experienced minimal turnover, we do not apply a forfeiture rate. When an employee terminates, we will record a change in accounting estimate that represents the difference between the expense recorded in the financial statements and the expense that would have been recorded based upon the rights to options that vested during the individual’s service as an employee.

As of December 31, 2012, we had $8.9 million of unrecognized compensation expense for employee and director options outstanding as of that date, which had a remaining weighted-average vesting period of 2.7 years.

Non-employees

All stock option grants to consultants vest solely based upon continuing service, with the exception of a performance-based award granted during 2010 for 50,000 shares and an award in December 2012 for 10,000 shares. Stock-based compensation related to service-based option grants to non-employees is charged to expense on a straight line basis over the vesting period of the options, which approximates the period over which the related services are rendered, based on the fair value-based measurement of the options using the Black-Scholes option pricing model. The assumptions used in these calculations are similar to those used for the determination of fair value-based measurements for options granted to employees, with the exception that, for non-employee options, we are required to use the remaining contractual term as the life of the option and the fair value-based measurement related to unvested non-employee options is re-measured quarterly, based on the then current stock price as reflected on the NASDAQ Capital Market. For options with performance-based vesting criteria, we recognize expense based on the minimum number of shares that will vest over time as the criteria are met based on the Black-Scholes valuation of the vested shares.

Long-term obligation

The accounting for the Financing Agreement with Biopharma requires us to make certain estimates and assumptions, including the timing of royalty payments due to Biopharma, the expected rate of return to Biopharma, the split between current and long-term portions of the obligation and the accretion of related interest expense. Korlym has only been marketed since April 2012 and the magnitude and timing of Korlym revenue is difficult to predict. Therefore, these estimates and assumptions are subject to significant variability and are likely to change as we gain experience marketing Korlym, which will result in changes in our classification of the current and long-term portions of the amounts payable pursuant to this financing agreement, as well as the internal rate of return paid to Biopharma and the accretion of interest expense related to this obligation. Actual payment amounts will be based on Korlym receipts over the term of the Financing Agreement but in no event will the total amount paid to Biopharma exceed $45.0 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss. As of December 31, 2012, the fair value of our cash and cash equivalents was $93.0 million and consisted primarily of money market funds maintained at major U.S. financial institutions. To minimize our exposure to interest rate risk, we have limited the maturities of our investments to less than two years with an average maturity not to exceed one year. Due to the short-term nature of these instruments, a 10% increase or decrease in market interest rates would not have a material impact on the total value of our portfolio as of December 31, 2012.

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

As of December 31, 2012, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) which were designed to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Based on the evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as included below.

(c)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Corcept Therapeutics Incorporated

We have audited Corcept Therapeutics Incorporated’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Corcept Therapeutics Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Corcept Therapeutics Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 financial statements of Corcept Therapeutics Incorporated and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 15, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we expect to file with the U.S. Securities and Exchange Commission, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, a definitive proxy statement (the Proxy Statement), pursuant to Regulation 14A in connection with the solicitation of proxies for our 2013 Annual Meeting of Stockholders, and certain information included therein is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our executive officers is set forth in Part I of this Annual Report on Form 10-K. The remaining information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

4.3

Registration Rights Agreement by and between Corcept Therapeutics Incorporated and Kingsbridge Capital Limited, dated as of March 25, 2008 (incorporated by reference to Exhibit 10.27 to the registrant’s Annual Report on Form 10-K filed on March 31, 2008).

4.4

Amendment to Registration Rights Agreement by and among Corcept Therapeutics Incorporated and the investors signatory thereto, dated November 11, 2008 (incorporated by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009).

4.5

Registration Rights Agreement dated as of April 21, 2010 by and among Corcept Therapeutics Incorporated and the investors signatory thereto (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on April 23, 2010).

Exhibit Number	Description of Document

4.6

Registration Rights Agreement, dated as of March 29, 2012, by and among Corcept Therapeutics Incorporated and the investors signatory thereto (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on March 29, 2012).

4.7

Form of Warrant issued in connection with the Securities Purchase Agreement by and among Corcept Therapeutics Incorporated and the purchasers named therein, dated March 14, 2008 (incorporated by reference to Exhibit 4.4 to the registrant’s Annual Report on Form 10-K filed on March 31, 2008).

4.8

Form of Warrant issued in connection with Warrant Purchase Agreement dated as of March 25, 2012 by and among Corcept Therapeutics Incorporated and the purchasers named therein (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on March 29, 2012).

4.9	Warrant, dated March 25, 2008 issued to Kingsbridge Capital Limited (incorporated by reference to Exhibit 4.5 to the registrant’s Annual Report on Form 10-K filed on March 31, 2008).

10.1†	2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) filed on February 10, 2004).

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

10.6†

Form of Indemnification Agreement for directors and officers approved by the Board of Directors on September 24, 2007 (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007).

10.7

Securities Purchase Agreement by and among Corcept Therapeutics Incorporated and the purchasers named therein, dated March 14, 2008 (incorporated by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K filed on March 31, 2008).

10.8

Common Stock Purchase Agreement by and between Kingsbridge Capital Limited and Corcept Therapeutics Incorporated dated as of March 25, 2008 (incorporated by reference to Exhibit 10.26 to the registrant’s Annual Report on Form 10-K filed on March 31, 2008).

10.9#

Master Service Agreement by and among Corcept Therapeutics Incorporated and ICON Clinical Research, L.P., signed on June 4, 2008 (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2008).

Exhibit Number	Description of Document

10.10†

Amended and Restated Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Joseph K. Belanoff, M. D., dated September 19, 2008 (incorporated by reference to Exhibit 10.25 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009).

10.11†

Amended and Restated Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Robert L. Roe, M. D., dated September 19, 2008 (incorporated by reference to Exhibit 10.26 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009).

10.12†

Amended and Restated Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Anne M. LeDoux, dated September 19, 2008(incorporated by reference to Exhibit 10.27 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009).

10.13†

Amended and Restated Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and James N. Wilson, dated September 19, 2008(incorporated by reference to Exhibit 10.28 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009).

10.14

Securities Purchase Agreement by and among Corcept Therapeutics Incorporated and the purchasers named therein, dated October 12, 2009 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 12, 2009).

10.15†	Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to the registrant’s Proxy Statement on Schedule 14A filed on May 7, 2009).

10.16†

Form of Option Agreement for options granted pursuant to the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to the registrant’s Annual Report on Form 10-K filed on March 15, 2011).

10.17#	Development Agreement by and between Corcept Therapeutics Incorporated and Formulation Technologies L.L.C. d/b/a PharmaForm, dated as of December 14, 2006 (incorporated by reference to Exhibit 10.28 to the registrant’s Annual Report on Form 10-K filed on March 15, 2011).

10.18#	Master Services Agreement by and between Corcept Therapeutics Incorporated and United BioSource Corporation, dated as of June 29, 2010 (incorporated by reference to Exhibit 10.29 to the registrant’s Annual Report on Form 10-K filed on March 15, 2011).

10.19†	Employment offer letter to Steven Lo, dated August 9, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 12, 2010).

10.20†	Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Steven Lo, dated September 15, 2010 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on November 12, 2010).

10.21†	Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and G. Charles Robb, dated September 1, 2011 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on November 8, 2011).

10.22†	Employment offer letter to G. Charles Robb dated August 12, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 8, 2011).

10.23#	Manufacturing and Supply Agreement with Formulation Technologies, LLC D/B/A PharmaForm, LLC, dated March 21, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on May 10, 2012).

Exhibit Number	Description of Document

10.24	Warrant Purchase Agreement, dated as of March 25, 2012, by and among Corcept Therapeutics Incorporated and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 29, 2012).

10.25#	Commercial Outsourcing Services Agreement with Integrated Commercialization Solutions, Inc., dated as of April 14, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2012).

10.26#	Amended and Restated Exclusive Pharmacy Product Purchase and Services Agreement with CuraScript, Inc., dated August 8, 2012 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2012).

10.27#	Amended and Restated Exclusive Wholesale Product Purchase Agreement with CuraScript SD Specialty Distribution, dated August 8, 2012 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2012).

10.28†	Corcept Therapeutics Incorporated 2012 Incentive Award Plan (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 21, 2012).

10.29†

Form of 2012 Incentive Award Plan Stock Option Grant Notice and Agreement (incorporated by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 filed with the SEC on August 13, 2012).

10.30#

Purchase and Sale Agreement with between Corcept Therapeutics Incorporated and Biopharma Secured Debt Fund II Sub, S.à r.l,, dated as of August 2, 2012 (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed on November 8, 2012).

10.31	Amendment to Manufacturing Agreement with Produits Chimiques Auxiliaires et de Synthese SA, dated February 21, 2013.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (See signature page)

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of G. Charles Robb

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of G. Charles Robb

101*

The following materials from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at December 31, 2012 and 2011, (ii) Statements of Comprehensive Loss for the Years Ended December 31, 2012, 2011 and 2010, (iii) Statements of Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010, (iv) Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010, and (v) Notes to Financial Statements.

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

CORCEPT THERAPEUTICS INCORPORATED

By:	/s/ JOSEPH K. BELANOFF
Joseph K. Belanoff, M.D., Chief Executive Officer
Date:	March 15, 2013

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

Pursuant to the requirements of the Exchange Act, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JOSEPH K. BELANOFF Joseph K. Belanoff, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2013

/S/ G. CHARLES ROBB G. Charles Robb	Chief Financial Officer (Principal Financial Officer)	March 15, 2013

/S/ ANNE M. LEDOUX Anne M. LeDoux	Vice President and Controller (Principal Accounting Officer)	March 15, 2013

/S/ JAMES N. WILSON James N. Wilson	Director and Chairman of the Board of Directors	March 15, 2013

/S/ G. LEONARD BAKER, JR. G. Leonard Baker, Jr.	Director	March 15, 2013

/S/ DANIEL M. BRADBURY Daniel M. Bradbury	Director	March 15, 2013

/S/ JOSEPH C. COOK, JR. Joseph C. Cook, Jr.	Director	March 15, 2013

/S/ PATRICK G. ENRIGHT Patrick G. Enright	Director	March 15, 2013

/S/ DAVID L. MAHONEY David L. Mahoney	Director	March 15, 2013

/S/ JOSEPH L. TURNER Joseph L. Turner	Director	March 15, 2013

CORCEPT THERAPEUTICS INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Corcept Therapeutics Incorporated

We have audited the accompanying balance sheets of Corcept Therapeutics Incorporated as of December 31, 2012 and 2011, and the related statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corcept Therapeutics Incorporated at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Corcept Therapeutics Incorporated’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 15, 2013

CORCEPT THERAPEUTICS INCORPORATED

BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$93,032	$39,635
Trade receivables	557	—
Inventory	853	—
Prepaid expenses and other current assets	620	140

Total current assets	95,062	39,775
Strategic inventory	3,810	—
Property and equipment, net of accumulated depreciation	150	26
Other assets	144	32

Total assets	$99,166	$39,833

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,804	$3,611
Accrued clinical expenses	843	644
Accrued compensation	351	238
Other accrued liabilities	695	533
Long-term obligation—current portion	2,650	—
Deferred revenue	16	—

Total current liabilities	8,359	5,026
Long-term obligation, net of current portion	29,030	—
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares outstanding at December 31, 2012 or 2011	—	—
Common stock, $0.001 par value, 280,000 and 140,000 shares authorized and 99,814 and 84,231 shares issued and outstanding at December 31, 2012 and 2011, respectively	100	84
Additional paid-in capital	308,283	243,281
Accumulated deficit	(246,606)	(208,558)

Total stockholders’ equity	61,777	34,807

Total liabilities and stockholders’ equity	$99,166	$39,833

The accompanying notes are an integral part of these financial statements.

CORCEPT THERAPEUTICS INCORPORATED

STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Year ended December 31,
	2012	2011	2010
Product sales, net	$3,307	$—	$—

Operating expenses:
Cost of sales	91	—	—
Research and development	14,074	21,001	18,949
Selling, general and administrative	25,414	11,331	8,488

Total operating expenses	39,579	32,332	27,437

Loss from operations	(36,272)	(32,332)	(27,437)
Interest and other income	—	3	1,496
Interest and other expense	(1,776)	(25)	(25)

Net loss and comprehensive loss	$(38,048)	$(32,354)	$(25,966)

Basic and diluted net loss per share	$(0.41)	$(0.39)	$(0.38)

Shares used in computing basic and diluted net loss per share	93,015	83,309	68,336

The accompanying notes are an integral part of these financial statements.

CORCEPT THERAPEUTICS INCORPORATED

STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Notes Receivable from Stockholders	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2009	62,475	$62	$172,369	$(101)	$(150,238)	$22,092
Sales of common stock under CEFF	519	1	1,609	—	—	1,610
Issuance of common stock upon exercise of warrants and issuance of new warrants in private equity transaction	4,286	4	7,480	—	—	7,484
Sale of common stock in public financing transaction	5,000	5	13,748	—	—	13,753
Issuance of common stock upon exercise of options	124	—	151	—	—	151
Stock-based compensation related to employee and director options	—	—	1,947	—	—	1,947
Stock-based compensation related to an option to a consultant	—	—	169	—	—	169
Repayment of note receivable from stockholder	—	—	—	4	—	4
Net loss and comprehensive loss					(25,966)	(25,966)

Balance at December 31, 2010	72,404	72	197,473	(97)	(176,204)	21,244
Sale of common stock in public financing transaction	11,500	12	41,771	—	—	41,783
Issuance of common stock upon exercise of options	246	—	371	—	—	371
Issuance of common stock upon exercise of warrants	81	—	231	—	—	231
Stock-based compensation related to employee and director options	—	—	3,016	—	—	3,016
Stock-based compensation related to an option to a consultant	—	—	419	—	—	419
Repayment of notes receivable from stockholders	—	—	—	97	—	97
Net loss and comprehensive loss					(32,354)	(32,354)

Balance at December 31, 2011	84,231	84	243,281	—	(208,558)	34,807
Sale of common stock in public financing transaction	11,000	11	46,119	—	—	46,130
Issuance of common stock upon exercise of warrants and issuance of new warrants in private equity transaction	4,202	4	12,815	—	—	12,819
Issuance of common stock upon exercise of warrants	216	—	470	—	—	470
Issuance of common stock upon exercise of options	165	1	288	—	—	289
Stock-based compensation related to employee and director options	—	—	5,102	—	—	5,102
Stock-based compensation related to consultant options	—	—	208	—	—	208
Net loss and comprehensive loss	—	—	—		(38,048)	(38,048)

Balance at December 31, 2012	99,814	$100	$308,283	$—	$(246,606)	$61,777

The accompanying notes are an integral part of these financial statements

CORCEPT THERAPEUTICS INCORPORATED

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2012	2011	2010
Operating activities
Net loss	$(38,048)	$(32,354)	$(25,966)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	5,310	3,435	2,116
Accretion of interest expense	1,680	—	—
Amortization of debt financing costs	17	—	—
Depreciation and amortization of property and equipment	27	3	6
Changes in operating assets and liabilities:
Trade receivables	(557)	—	—
Inventory	(4,663)	—	—
Prepaid expenses and other current assets	(480)	278	135
Other assets	11	72	(23)
Accounts payable	193	2.794	(453)
Accrued clinical expenses	199	(171)	106
Accrued compensation and other liabilities	275	(1,457)	1,794
Deferred revenue	16	—	—

Net cash used in operating activities	(36,020)	(27,400)	(22,285)

Investing activities
Purchases of property and equipment	(151)	(25)	—

Net cash used in investing activities	(151)	(25)	—

Financing activities
Proceeds from issuance of common stock and warrants, including collection of stockholder notes receivable, net of cash paid for issuance costs	59,708	42,482	23,002
Proceeds from issuance of long-term obligation, net of cash paid for issuance costs	29,860	—	—
Principal payments of obligations under capital leases	—	—	(6)

Net cash provided by financing activities	89,568	42,482	22,996

Net increase in cash and cash equivalents	53,397	15,057	711
Cash and cash equivalents at beginning of period	39,635	24,578	23,867

Cash and cash equivalents at end of period	$93,032	$39,635	$24,578

The accompanying notes are an integral part of these financial statements

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.    Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Corcept Therapeutics Incorporated was incorporated in the state of Delaware on May 13, 1998, and our facilities are located in Menlo Park, California. Corcept is a pharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of severe metabolic and psychiatric disorders. Since our inception in May 1998, we have been developing our lead product, Korlym™ , a potent glucocorticoid receptor II (GR-II) antagonist, which means that it blocks the activity of cortisol. On February 17, 2012, the United States Food and Drug Administration (FDA) approved Korlym (mifepristone) 300 mg Tablets in the United States as a once-daily oral medication for treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. We released Korlym for sale on April 10, 2012. We also have a clinical program for the use of mifepristone, the active ingredient in Korlym, for the treatment of the psychotic features of psychotic depression. We are currently conducting a Phase 3 study for this indication. In addition, we have discovered three series of novel selective GR-II antagonists and have moved a compound from one of these series, into clinical development. Unless otherwise stated, all references in these financial statements to “we,” “us,” “our,” “Corcept,” the “Company,” “our company” and similar designations refer to Corcept Therapeutics Incorporated.

We were considered to be in the development stage prior to the second quarter of 2012 when we recorded significant revenue from our planned principal operations following commercialization of Korlym.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to use assumptions and make estimates to form judgments that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

We evaluate our estimates and assumptions on an ongoing basis, including those related to our discounts for prompt payment of sales invoices, chargebacks and rebates, patient assistance, potential product returns, excess/obsolete inventories, allowances for doubtful accounts, accruals of clinical and preclinical expenses, contingent liabilities, and the timing of payments with respect to our long-term capped royalty obligation, which determine its effective interest rate. We base our estimates on relevant experience and on other specific assumptions that we believe are reasonable.

We update our assumptions and estimates on a recurring basis as new information becomes available. Any changes in estimates are recorded in the period of the change.

Cash and Cash Equivalents

We invest our excess cash in bank deposits, money market accounts, corporate debt securities, and/or obligations of the U.S. government and U.S. government sponsored entities. We consider all highly liquid investments purchased with maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost and, as of December 31, 2012 and 2011, all of our funds were invested in cash and cash equivalents that consist of a money market fund maintained at a major U.S. financial institution.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

Credit Risks and Concentrations

We have a concentration of credit risk related to our cash and cash equivalents. We are exposed to credit risk in the event of default by the financial institutions holding these funds to the extent of the amount recorded on the balance sheet. We mitigate this risk by investing in a money market fund that invests primarily in short-term U.S. Treasury notes and bills. For the years ended December 31, 2012, 2011 and 2010, we experienced no loss or lack of access to cash and cash equivalents in our operating or investment accounts.

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

We have a concentration of risk in regard to the manufacture of our product. As of December 31, 2012, we had one tablet manufacturer with an operational facility — AAI Pharma, which was approved by the FDA in November 2012 for the manufacture of our commercial tablets. Our original tablet manufacturer, PharmaForm, has temporarily suspended manufacturing operations for relocation to a new facility. We are currently in negotiations for a commercial manufacturing agreement with AAI Pharma. If PharmaForm is not able to qualify their new site or if AAI Pharma is unable to prepare Korlym tablets in the quantities and time frame required, we may not be able to manufacture our product in a timely manner. In addition, we have a single-source manufacturer of mifepristone, the active pharmaceutical ingredient (API), in Korlym. In order to mitigate these risks related to the manufacture of our product, we placed strategic orders for additional quantities of mifepristone API during 2012 and had our original tablet manufacturer, PharmaForm, prepare additional batches during the summer of 2012 before the closure of their qualified manufacturing site.

Fair Value Measurements

We categorize financial instruments in a fair value hierarchy that prioritizes the information used to develop assumptions for measuring fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 input), then to quoted prices (in non-active markets or in active markets for similar assets or liabilities), inputs other than quoted prices that are observable for the asset or liability, and inputs that are not directly observable, but that are corroborated by observable market data for the asset or liability (Level 2 input), then the lowest priority to unobservable inputs, for example, our own data about the assumptions that market participants would use in pricing an asset or liability (Level 3 input). Fair value is a market-based measurement, not an entity-specific measurement, and a fair value measurement should therefore be based on the assumptions that market participants would use in pricing the asset or liability.

No assets or liabilities in our financial statements are required to be reported at fair value other than our cash and cash equivalents and the obligation under our Financing Agreement with Biopharma.

Trade Receivables

Trade receivables are recorded net of customer allowances for prompt payment and data services, doubtful accounts and sales returns. See the discussion below under “Net Product Sales” regarding the methods for estimation of these allowances and sales returns. We determine our allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of our customers and individual customer circumstances. To date, we have determined that an allowance for uncollectible trade receivables is not required.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

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

Inventory amounts that are not expected to be consumed within twelve months following the balance sheet date are classified as strategic inventory, a noncurrent asset.

Property and Equipment

We state property and equipment at cost less accumulated depreciation. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years.

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

The accounting for the Financing Agreement requires us to make certain estimates and assumptions, including the timing of royalty payments due to Biopharma, the expected rate of return to Biopharma, the split between current and long-term portions of the obligation and the accretion of related interest expense. Korlym has only been marketed since April 2012 and the magnitude and timing of Korlym revenue is difficult to predict. Therefore, these estimates and assumptions are subject to significant variability and are likely to change as we gain experience marketing Korlym, which will result in changes in our classification of the current and long term portions of the amounts payable pursuant to the Financing Agreement, as well as the internal rate of return paid to Biopharma and the accretion of interest expense related to this obligation. Actual payment amounts will be based on Korlym Receipts over the term of the Financing Agreement but in no event will the total amount paid to Biopharma exceed $45.0 million.

The amount shown as the current portion of the obligation is an estimate of the total amount under the Financing Agreement that would be paid to Biopharma within twelve months following December 31, 2012. Under the Financing Agreement, our first payment to Biopharma will not be due until July 2013.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

See Note 6, Long-term Obligation, for additional information regarding this agreement.

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

We calculate gross product revenues based on the price that we charge our customers. We estimate our net product revenues by deducting from our gross product revenues (a) trade allowances, such as discounts for prompt payment and distributor fees, (b) estimated government rebates and chargebacks, (c) reserves for expected product returns and (d) estimated costs of our patient assistance program. We initially record estimates for these deductions at the time we recognize the gross revenue. We update our estimates on a recurring basis as new information becomes available.

Trade Allowances:    We offer our customers a discount on Korlym sales for payment within 30 days. We also offer them a small discount for the provision of data services. We expect our customers to earn these discounts and accordingly deduct them in full from gross product revenues and trade receivables at the time we recognize such revenues.

Rebates and Chargebacks:    We contract with Medicaid and other government programs so that Korlym will be eligible for purchase by, or qualify for partial or full reimbursement from, such government programs. We estimate the rebates and chargebacks that we are obligated to provide to government programs and deduct these estimated amounts from our gross product sales at the time the revenues are recognized. We base our estimates of these rebates and chargebacks upon (i) the discount amounts applicable to government-funded programs and (ii) information obtained from our vendors regarding the percentage of sales by our customers to patients who are covered by entities or programs that are eligible for such rebates and chargebacks.

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

Sales Returns:    Our customers have the right to return Korlym beginning six months before the labeled expiration date and ending 12 months after the labeled expiration date. This right of return is extended to our specialty distributor channel’s hospital customers who, generally, have the right to return only unopened bottles. The expiration date for the Korlym product sold in 2012 will not occur until late in 2013. We estimate the amount of Korlym that we believe will be returned and deduct that estimated amount from gross revenue at the time we recognize such revenue. When estimating future returns, we analyze quantitative and qualitative information including, but not limited to, actual return rates, the amount of product in the distribution channel, the expected shelf life of such product, current and projected product demand, the introduction of competing products that may erode demand, and broad economic and industry-wide indicators. If we cannot reasonably estimate product returns with respect to a particular sale, we defer recognition of revenue from that sale until we can make a reasonable estimate.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

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

Research and Development

Research and development expenses consist of costs incurred for research and development activities that we sponsor (see Note 2). These costs include direct expenses, such as the cost of clinical trials, pre-clinical studies, manufacturing development, preparations for submissions to the FDA and efforts to prosecute and defend those submissions and the development of second-generation compounds, as well as research and development-related overhead expenses. We also expense as incurred nonrefundable payments to third parties and our cost of acquiring technologies and materials used in research and development that have no alternative future use.

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

Stock-Based Compensation

Stock-based compensation for employee and director options

We account for stock-based compensation related to option grants to employees and directors under the fair value method, based on the fair value-based measurement of the award at the grant date as determined utilizing the Black-Scholes option valuation model. For service-based awards, we recognize expense over the requisite service period. For options with performance-based vesting criteria, we begin to recognize expense when we believe there is a high degree of probability (i.e., greater than 70%) of achieving the vesting criteria.

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

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

Income Taxes

We determine deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities, measured using the enacted tax rates that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be realized.

No amounts have been recognized as interest or penalties on income tax related matters. The determination of an accounting policy as to the classification of such costs has been deferred until such time as any such costs are incurred.

2.    Significant Agreements

Commercial Agreements

In January 2012, we signed a pharmacy purchase and service agreement with CuraScript, Inc. (CuraScript), and its affiliate Express Scripts Specialty Distribution Services, Inc., and, in February 2012, we signed a specialty distribution agreement with the same company. CuraScript was our sole customer in each of these distribution channels for the initial launch of Korlym. The initial agreements are each for a one year term commencing on the launch date but may be renewed for successive one-year terms upon written mutual agreement of the parties.

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

In August 2010, we entered into an agreement with United Biosource Corporation (UBC) to assist us in developing our Risk Evaluation and Mitigation Strategy (REMS), a plan for which we submitted to the FDA as part of our NDA for Korlym for the treatment of Cushing’s syndrome. In December 2012, the FDA advised us that a REMS program was not necessary for our Cushing’s syndrome product. We decided to retain many parts of this program as our Support Program for Access and Reimbursement for Korlym (SPARK). The total commitment under the agreement, including amendments signed through June 2012 is $2.7 million, of which $1.6 million had been incurred through December 31, 2012, with the remainder to be incurred over the course of the agreement. The current agreement with UBC provides for services though March 31, 2015 and may be extended for additional periods at our request by written mutual agreement of the parties. Either party may terminate this agreement for non-performance upon 30 days written notice.

Manufacturing Agreements Related to Korlym

Active Pharmaceutical Ingredient

We have an agreement with Produits Chimiques Auxiliaires et de Synthese SA (PCAS) for the manufacture of the active pharmaceutical ingredient (API) in Korlym, for our development and commercial needs that expires in June 2013. We intend to continue the relationship and are in the process of negotiations for a new agreement. The current agreement calls for us to purchase from PCAS at least 75 percent of our requirements until the termination of the agreement. If PCAS is unable to manufacture the product for a consecutive six-month period, we have the right to terminate the agreement without penalty.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

We also have a memorandum of understanding with ScinoPharm Taiwan (ScinoPharm) whereby ScinoPharm agrees to manufacture API and we agree to purchase at least $1,000,000 of bulk mifepristone per year following the commercial launch of mifepristone for the treatment of psychotic depression. No activities are being performed to develop or qualify ScinoPharm’s manufacturing processes or facilities.

Tablet Manufacture

We have entered into an agreement with another contract manufacturer, PharmaForm, L.L.C. (PharmaForm), for the production of Korlym tablets. The agreement with PharmaForm was executed in March 2012 for an initial period of two years. The agreement will be automatically extended for additional one year periods unless one Party gives six months’ prior written notice that it does not want such an extension. The agreement with PharmaForm may be terminated by either party upon 180 days written notice; we may terminate projects initiated under this agreement with 30 days written notice. There are no minimum purchase amounts under this agreement.

We are in negotiations for a commercial manufacturing agreement with AAI Pharma, our second tablet manufacturer whose facility was approved by the FDA for manufacture of our commercial Korlym tablets in November 2012.

See the discussion above in Note 1, Basis of Presentation and Summary of Significant Accounting Policies — Credit Risks and Concentrations, for a further discussion of the business risks and mitigation measures taken in regard to tablet manufacture.

Research and Development Agreements

In October 1998, we entered into an agreement with The Board of Trustees of Leland Stanford Junior University (Stanford) in which Stanford granted us an exclusive option to acquire an exclusive license for inventions and patents related to “Mifepristone for Psychotic Major Depression” and “Mifepristone and Alzheimer’s Disease” owned by Stanford. (“Psychotic major depression” is referred to in this document as “psychotic depression”). In October 1999, we exercised our option to acquire an exclusive license to patents covering the use of glucocorticoid receptor antagonists for the treatment of psychotic depression, early dementia, and cocaine-induced psychosis, as specified in the license agreement. This license agreement expires upon the expiration of the related patents or upon notification by us to Stanford. In exchange for the license, we paid Stanford $47,000 and immediately issued 30,000 shares of our common stock to Stanford. We are further required to pay Stanford $50,000 per year as a nonrefundable royalty payment. The annual royalty payments are creditable against future royalties. We are also obligated to pay a $50,000 milestone upon filing of the first NDA by the FDA for mifepristone in one of the indications covered by the license and a $200,000 milestone upon FDA approval of the related drug. The milestone payments are also creditable against future royalties. We have expensed the $47,000 payment made up front, the $50,000 annual nonrefundable royalty payments paid to date and the value of the common stock issued to Stanford as research and development costs.

In 2003, we entered into a contract research agreement with Argenta Discovery Limited (Argenta) in which Argenta agreed to conduct research toward identifying a novel small molecule glucocorticoid receptor antagonist for the treatment of psychotic depression, Alzheimer’s disease, and other metabolic and psychiatric disorders. We continued our relationship with Argenta through the end of 2011, requesting them to conduct research projects on a regular basis. Under the agreements with Argenta, we may be obligated to make milestone payments upon the occurrence of certain events, including: (i) $5,000 for patent filings related to products arising out of this agreement; (ii) $100,000 for each entry into a Phase 1 clinical trial of products arising out of this agreement; and (iii) $500,000 in respect of each first national regulatory approval of each product arising from work performed under the

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

agreement, provided that sales of the product by us or any future licensees reach $5,000,000. These obligations remain in force after the conclusion of work under the agreement. In January 2012, we entered into a Master Services Agreement with Sygnature Discovery Limited, a contract research company located in the United Kingdom, which does not obligate us to any milestone payments.

During 2008, we entered into agreements for services in connection with our ongoing Phase 3 trial of psychotic depression with ICON Clinical Research, L.P. (ICON) and MedAvante, Inc. (MedAvante) to manage the trial and conduct patient screening and evaluation services. The total commitment under these initial agreements was $21.1 million. In June 2009, we amended the agreements to reduce the commitments by $5.0 million in accordance with the short-term reduction in the scope of activities under this trial. In December 2012, we further amended the agreements to reflect the increase in trial activities toward our goal of concluding trial enrolment by the end of 2013, increasing the total commitments by $2.5 million. The total commitment under these agreements, including amendments through 2012, is now estimated to be $18.6 million over the course of the trial. We expensed $10.4 million of these costs through December 31, 2012, with the remainder to be incurred over the course of the trial. Under the master services agreements with these vendors, the project contracts may be terminated upon thirty to sixty days notice. If terminated early, we would be responsible for the costs incurred by the vendors through the effective date of termination plus cancellation charges as stipulated in the agreements.

3.    Fair Value of Financial Instruments

As of December 31, 2012 and 2011, we had invested our financial assets in a money market fund that can be converted to cash at par on demand. We measured these funds, which totaled $92.5 million and $39.0 million as of December 31, 2012 and 2011, respectively, at fair value, which approximates cost, as of the respective dates and classified them as Level 1 assets in the fair value hierarchy for financial assets.

All cash equivalents and short-term investments held as of December 31, 2012 and 2011 were in active markets and valued based upon their quoted prices.

4.    Financial Instruments

The following tables present a summary of cash and cash equivalents. All amounts are in thousands.

	Cost	Unrealized Gain	Unrealized Loss	Fair Value
December 31, 2012
Cash	$579	$—	$—	$579
Money market fund	92,453	—	—	92,453

	$93,032	$—	$—	$93,032

Reported as:
Cash and cash equivalents	$93,032	$—	$—	$93,032

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

	Cost	Unrealized Gain	Unrealized Loss	Fair Value
December 31, 2011
Cash	$659	$—	$—	$659
Money market fund	38,976	—	—	38,976

	$39,635	$—	$—	$39,635

Reported as:
Cash and cash equivalents	$39,635	$—	$—	$39,635

As of December 31, 2012 and 2011, all cash and cash equivalents were classified as available-for-sale securities. We did not invest in mortgage-backed securities or auction rate securities at any time during 2012 or 2011. We did not recognize any realized gains or losses on sales of available-for-sale investments for any period presented.

5.    Composition of Certain Balance Sheet Items

Inventory

The following tables present the composition of inventory as of December 31, 2012.

December 31, 2012
(in thousands)
Raw materials	$3,478
Work in progress	1,165
Finished goods	20

Total inventory	4,663
Less strategic inventory classified as non-current	(3,810)

Total inventory classified as current	$853

The finished goods inventory as of December 31, 2012 consists of tablets that were manufactured prior to FDA approval. The inventory value for this material includes only the costs of bottling, packaging and labeling as the costs of raw materials and tablet manufacture were expensed prior to approval. As we had no product approved by the FDA as of December 31, 2011, we had no inventory on our balance sheet as of that date.

In order to be prepared for potential demand for Korlym and because we had single-source manufacturers of both the API for Korlym and Korlym tablets prior to the approval by the FDA of our second tablet manufacturer in November 2012, we have invested in inventory of both of these materials. Inventory amounts that are not expected to be consumed within twelve months following the balance sheet date are referred to as “Strategic Inventory” and classified as a noncurrent asset.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

Property and Equipment

Property and equipment consists of the following:

	December 31,
	2012	2011
	(in thousands)
Furniture and equipment	$157	$67
Vehicles	41	—
Software	15	9
Leasehold improvements	14	—

	227	76
Less: accumulated depreciation	(77)	(50)

	$150	$26

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	December 31,
	2012	2011
	(in thousands)
Professional fees	$311	$292
Commercialization costs	159	80
Government rebates	78	—
Legal fees	31	46
Manufacturing costs	7	78
Other	109	37

	$695	$533

6.    Long-Term Obligation

As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, Long-term Obligation, in August 2012, we entered into a Financing Agreement with Biopharma under which we received $30 million from Biopharma. In return, we are obligated to make payments, calculated as a percentage of our net sales of Korlym, any future mifepristone-based products, our selective GR-II antagonists (together referred to as Covered Products) and any upfront, milestone or other contingent payments with respect to Covered Products. Biopharma’s right to receive payments will expire once it has received cumulative payments of $45 million.

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

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

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

The cash payment of $30 million received from Biopharma was recorded as a long-term obligation at issuance. As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, Long-term Obligation, we have made an estimate of the timing of payments during the term of this agreement for purposes of calculating the expected rate of return to Biopharma, the accretion of related interest expense and the current portion of our obligation. Interest expense of $1.7 million for the period from August 16, 2012, the date of funding of the Financing Agreement, through December 31, 2012, is calculated using the effective interest method based on the internal interest rate to Biopharma that would result from this assumed payment stream. Korlym has only been marketed since April 2012 and the magnitude and timing of Korlym revenue is difficult to predict. Therefore, these estimates and assumptions are subject to significant variability and are likely to change as we gain experience marketing Korlym. The timing of payment amounts will be based on actual Korlym Receipts recorded in the financial statements over the term of this agreement and may differ from these estimates. While changes in the timing of Korlym revenue may affect the timing of recognition of interest expense and the split between the current and long-term portions of the obligation at any balance sheet date, the aggregate amount to be repaid to Biopharma is fixed.

The carrying value of the long-term obligation at December 31, 2012, including accreted interest of $1.7 million, was $31.7 million. Under the Financing Agreement, our first payment to Biopharma will not be due until July 2013. The long-term obligation, including accrued interest, is presented on the balance sheet as of December 31, 2012 in two components; the Long-term obligation — current portion of $2,650,000, which equates to the estimated amount due under the agreement to be paid within twelve months following that date, and the remaining $29,030,000, which is included in Long-term obligation, net of current portion.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

We capitalized $140,000 of issuance costs related to the Financing Agreement, which are being amortized over the estimated term of the obligation, based on the assumptions discussed above. At December 31, 2012, the unamortized issuance costs were $124,000, and are included in other assets on our balance sheet.

The estimated fair value of the long-term obligation, as measured using Level 3 inputs, approximates the carrying amounts as presented on the balance sheet as of December 31, 2012.

The following table provides a summary of the payment obligations under the Financing Agreement as of December 31, 2012, utilizing the payment assumptions discussed above.

(in thousands)
Total repayment obligation	$45,000
Less interest to be accreted in future periods	(13,320)
Less current portion, as of December 31, 2012	(2,650)

Long-term obligation net of current portion, as of December 31, 2012	$29,030

7.    Lease Obligations

As of June 27, 2012, we signed an amendment to the lease for our office space that reflected an expansion of the space and extended our occupancy through December 2013. At December 31, 2012, the remaining minimum rental payments under this operating lease were $428,000. The amended lease provides us with an option to extend the lease for one additional year.

Rent expense amounted to $360,000, $285,000, and $250,000, for the years ended December 31, 2012, 2011 and 2010, respectively.

8.    Related Party Transactions

See discussion below in Note 9, Preferred Stock and Stockholders’ Equity, under the captions Stockholder Notes Receivable and Common Stock, regarding the sale of securities in March 2012 to various investors, including members of our Board of Directors and related entities, and a Note Receivable from one of our officers.

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

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

As of December 31, 2012 and 2011, we had no outstanding shares of preferred stock.

Common Stock

Increase in number of authorized shares of common stock

On June 13, 2012, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 140.0 million to 280.0 million shares at a par value of $0.001 per share. This amendment was filed with the Delaware Secretary of State on June 14, 2012 and became effective as of that date. Holders of common stock are entitled to one vote per share on all matters to be voted upon by our stockholders.

Significant Stock transactions

The following paragraphs describe significant transactions relating to the sale and issuance of common stock and the exercise and issuance of warrants during the years ended December 31, 2012, 2011 and 2010. Information regarding the issuance of common stock upon the exercise of stock options is discussed below under the caption, Stock Option Plans.

Transactions during 2012

On March 29, 2012, we issued approximately 4.2 million shares of our common stock upon the exercise of warrants that we had issued in a private placement transaction in April 2010 at an exercise price of $2.96 per share and sold new warrants to the same investors to purchase approximately 4.2 million shares of common stock at an exercise price of $4.05 per share. The new warrants are exercisable through March 29, 2015. We generated net proceeds in these transactions of $12.8 million, after the deduction of issuance costs. Venture capital funds, trusts and other entities affiliated with members of our Board of Directors purchased approximately 40 percent of the securities sold in this transaction, with the remainder being purchased by other qualified investors.

On July 6, 2012, we sold 11.0 million shares of our common stock in an underwritten public offering at a price to the public of $4.49 per share, generating net proceeds of $46.1 million after deducting expenses of the offering.

During the year ended December 31, 2012, investors exercised additional warrants for the purchase of our common stock with exercise prices ranging from $1.66 to $2.96 per share. As a result, we issued an aggregate of approximately 216,000 shares of common stock and generated aggregate proceeds of $470,000.

Transactions during 2011

On January 26, 2011, we sold 11.5 million shares of our common stock in an underwritten public offering at a price to the public of $3.90 per share for aggregate net proceeds of $41.8 million after deducting the underwriter’s discount and commissions and other expenses of the offering. Longitude Venture Partners, L.P. purchased 750,000 (approximately 6.5%) of the shares sold in this transaction. Patrick Enright, who is a member of our board of directors, is a managing member of Longitude Capital Partners, LLC, the general partner of Longitude Venture Partners, L.P.

On July 13, 2011, we issued 80,991 shares of common stock to an investor upon the exercise of warrants that had been issued in our April 2010 warrant transaction and our March 2008 financing, for an average exercise price of $2.85 per share, receiving aggregate proceeds of $231,000.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

Transactions during 2010

On April 21, 2010, we issued approximately 4.3 million shares of our common stock upon the exercise of warrants that had been issued in a private placement transaction in October 2009 at their exercise price of $1.66 per share and sold new warrants to the same investors to purchase a total of approximately 4.3 million shares of our common stock, which we refer to as the April 2010 Warrant Exchange. The warrants were originally exercisable through April 21, 2013 at an exercise price of $2.96 per share. The total net proceeds generated in this transaction were $7.5 million, after the deduction of issuance costs. Approximately 40% of the securities sold in this transaction were purchased by venture capital funds, trusts and other entities affiliated with members of our Board of Directors, with the remainder being purchased by other qualified investors. As discussed above under the subcaption, Transactions during 2012, the warrants issued in this April 2010 transaction were exercised on March 29, 2012.

On June 30, 2010, we sold 5.0 million shares of our common stock in an underwritten public offering at a price to the public of $3.00 per share for aggregate net proceeds of $13.8 million after deducting the underwriter’s discount and commissions and other expenses of the offering.

During 2010, we also sold an aggregate of 518,639 shares of common stock to Kingsbridge Capital Limited (Kingsbridge) under the Committed Equity Financing Facility (CEFF) at an average price of $3.13 per share, for net proceeds of $1.6 million. There were no underwriting discounts or commissions paid in connection with the CEFF sales and the transaction costs were immaterial.

Committed Equity Financing Facility

Effective August 7, 2012, we terminated our CEFF with Kingsbridge. The termination of the CEFF has no effect on the warrant that was issued to Kingsbridge for 330,000 shares of our common stock, which can be exercised at any time through September 25, 2013 for an exercise price of $3.525 per share. Also, under the registration rights agreement issued in connection with the CEFF, we are required to continue to use commercially reasonable efforts to maintain the effectiveness of the registration statement covering the shares sold under this agreement and to be issued upon the exercise of the warrant for a period of up to two years following the termination of the CEFF, subject to earlier termination on certain events. If we do not fulfill certain of our obligations under the registration rights agreement, we will be required to pay liquidated damages to Kingsbridge. No separate contingent obligation has been recorded as no liquidated damages have become probable of payment. In June 2008, the SEC declared effective our registration statement covering the resale of the 330,000 shares issuable upon the exercise of the warrant.

Registration Rights related to March 2008 Financing

In March 2008, we sold approximately 8.9 million shares of our common stock and warrants to purchase approximately 4.5 million shares of our common stock in a private placement (the March 2008 Financing). The registration rights agreement covering securities issued in the March 2008 Financing provides that if we do not fulfill certain of our obligations under the registration rights agreement, we will be required to pay liquidated damages to the holders of the shares and warrants. We filed the registration statement covering the resale of the shares sold and shares underlying the warrants sold in this transaction with the Securities and Exchange Commission (SEC) on April 11, 2008, and it was declared effective by the SEC on November 10, 2008. During 2008, we recorded $1.3 million in liquidated damages to other non-operating expense because of the delay in the effectiveness of the registration statement, which represented approximately 5% of the purchase price. No separate contingent obligation has been recorded since that time as no additional liquidated damages have become probable of payment.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

No dividends have been declared or paid by us.

Shares of common stock reserved for future issuance as of December 31, 2012 are as follows:

(in thousands)
Common stock:
Exercise of outstanding options	11,626
Exercise of warrants	8,904
Shares available for grant under stock option plans	4,055

24,585

On January 30, 2013, our Board of Directors authorized an increase of 3,992,570 shares in the number of shares available under the 2012 Plan, which was equivalent to 4% of the shares of our common stock outstanding as of December 31, 2012, pursuant to the terms of the 2012 Plan.

Stock Option Plans

We have three stock option plans—the 2000 Stock Option Plan (the 2000 Plan), the 2004 Equity Incentive Plan (the 2004 Plan) and the 2012 Incentive Award Plan (the 2012 Plan). As of December 31, 2012, all option grants under the 2000 Plan were fully vested and grants covering approximately 214,000 shares remained outstanding with contractual lives expiring through March 2014.

In 2004, our board of directors and stockholders approved the 2004 Plan, which became effective upon the completion of our Initial Public Offering (IPO), after which time, no additional options have been or will be issued under the 2000 Plan. Under the 2004 Plan, options, stock purchase and stock appreciation rights and restricted stock awards can be issued to our employees, officers, directors and consultants. The 2004 Plan provided that the exercise price for incentive stock options will be no less than 100% of the fair value of the Company’s common stock, as of the date of grant. Options granted under the 2004 Plan vest over periods ranging from one to five years. The vesting period of the options is generally equivalent to the requisite service period. In November 2011, our Board of Directors authorized an increase in the shares available for issuance under the 2004 Plan equal to 4 percent of the shares of our common stock outstanding as of December 31, 2011, pursuant to the terms of the 2004 Plan. Accordingly, as of January 1, 2012, the shares available for issuance under the 2004 Plan increased by a total of 3,369,249 shares.

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

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

As of December 31, 2012, 4,054,507 shares remained available for future grants under the 2012 Plan. See discussion above under Common Stock regarding an additional increase to the shares available for grant under the 2012 Plan that was authorized by the Board of Directors in January 2013.

Option activity during 2010, 2011 and 2012

The following table summarizes all stock plan activity:

		Outstanding Options
	Shares Available For Future Grant	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)	(in thousands)		(in years)	(in thousands)
Balance at December 31, 2009	201	7,347	$2.28
Increase in shares authorized for grant	2,499	—	—
Shares granted	(838)	838	$3.40
Shares exercised	—	(124)	$1.22
Shares cancelled and forfeited under 2000 Plan	—	(13)	$15.00
Shares cancelled and forfeited under 2004 Plan	87	(87)	$2.26

Balance at December 31, 2010	1,949	7,961	$2.40
Increase in shares authorized for grant	2,896	—	—
Shares granted	(2,825)	2,825	$3.97
Shares exercised	—	(246)	$1.51
Shares cancelled and forfeited under 2000 Plan	—	(1)	$0.10
Shares cancelled and forfeited under 2004 Plan	231	(231)	$1.72

Balance at December 31, 2011	2,251	10,308	$2.86
Increase in shares authorized for grant	3,369	—	—
Shares granted	(1,695)	1,695	$3.26
Shares exercised	—	(165)	$1.91
Shares expired under 2000 Plan	11	(93)	$7.00
Shares cancelled and forfeited under 2004 and 2012 Plans	119	(119)	$3.26

Balance at December 31, 2012	4,055	11,626	$2.90	6.6	$711

Options exercisable at December 31, 2012		8,198	$2.66	4.3	$696

Options fully vested and expected to vest at December 31, 2012		11,626	$2.90	6.6	$711

All stock option grants vest solely based upon continuing service, with the exception of the following awards with performance-based vesting criteria: 1) an award to a consultant of 50,000 shares that vested in its entirety on the filing by the FDA of our NDA for Korlym in June 2011, 2) awards to Joseph K. Belanoff, our Chief Executive Officer, and Robert L. Roe, our President, of 500,000 shares and 350,000 shares, respectively,

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

that vested in their entirety upon the receipt of approval of the Korlym NDA in February 2012, and 3) an award to a consultant for 10,000 shares that vested upon issuance in December 2012 due to the completion of the required services.

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $303,000, $702,000 and $250,000, respectively, based on the difference between the closing price of our common stock on the date of exercise of the options and the exercise price.

The total grant date fair value of options to employees and directors that vested during the years ended December 31, 2012, 2011 and 2010 was $5.0 million, $2.8 million and $1.9 million, respectively.

The following is a summary of options outstanding and options exercisable at December 31, 2012.

Exercise Prices Of Options	Options Outstanding				Options Exercisable
	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)		(in thousands)
$0.96 - $ 1.25	2,363	6.2	$1.13	$711	2,302	$1.13	$696
$1.26 - $ 3.50	4,718	6.4	$2.12	—	3,308	$1.93	—
$3.51 - $ 5.00	4,111	7.5	$4.23	—	2,154	$4.27	—
$5.01 - $ 14.50	434	1.3	$8.29	—	434	$8.29	—

	11,626	6.6	$2.90	$711	8,198	$2.66	$696

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on December 31, 2012. The aggregate intrinsic value is the difference between our closing stock price on December 31, 2012 and the exercise price, multiplied by the number of in-the-money options.

Stock-Based Compensation related to Employee and Director Options

Assumptions used in determining fair value-based measurements for options to employees and directors

The following table summarizes the weighted-average assumptions and resultant fair value-based measurements for options granted to employees and directors.

	Year Ended December 31,
	2012	2011	2010
Weighted-average assumptions for stock options granted:
Risk-free interest rate	1.06%	2.65%	1.83%
Expected term	6.7 years	8.9 years	5.9 years
Expected volatility of stock price	86.6%	90.0%	96.3%
Dividend rate	0%	0%	0%
Weighted average grant date fair value-based measurement	$2.41	$3.29	$2.68

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

For options granted from January 1, 2006 through September 2009, the expected term used in determining the fair value was based on the “simplified” method prescribed by the SEC, and considers the weighted-average of the vesting period and contractual life of the options. For options granted since September 2009, the expected term has been based on a formula that considers the expected service period and expected post-vesting termination behavior differentiated by whether the grantee is an employee, an officer or a director.

The expected volatility of our stock used in determining the fair value-based measurement of option grants to employees, officers and directors is based on a weighted-average combination of the volatility of our own stock price and that of a group of peer companies for those grants with expected terms longer than the period of time that we have been a public company. For stock options granted to employees with expected terms of less than the period of time that we have been a public company, the volatility is based on historical data of the price for our common stock for periods of time equivalent to the expected term of these grants.

Since we have a limited employee base and have experienced minimal turnover, we do not apply a forfeiture rate. When an employee terminates, we will record a change in accounting estimate that represents the difference between the expense recorded in the financial statements and the expense that would have been recorded based upon the rights to options that vested during the individual’s service as an employee.

Summary of compensation expense related to options to employees and directors

We recognized compensation expense of $5.1 million, $3.0 million and $1.9 million, related to options to employees and directors during the years ended December 31, 2012, 2011 and 2010, respectively. The data for the year ended December 31, 2012 includes $1.3 million of expense related to performance-based option awards to officers that vested upon the FDA approval of Korlym in February 2012, which is classified as selling, general and administrative expense.

As of December 31, 2012, we had $8.9 million of unrecognized compensation expense for employee and director options outstanding as of that date, which had a remaining weighted-average vesting period of 2.7 years.

Stock Options to Consultants

We expense stock-based compensation related to service-based option grants to non-employees on a straight line basis over the vesting period of the options, which approximates the period over which the related services are rendered, based on the fair value-based measurement of the options using the Black-Scholes option pricing model. The assumptions used in these calculations are similar to those used for the determination of fair value-based measurement for options granted to employees and directors, with the exception that, for non-employee options, the remaining contractual term is utilized as the expected term of the option and the fair value-based measurement related to unvested non-employee options is re-measured quarterly, based on the then current stock price as reflected on the NASDAQ Capital Market. For options with performance-based vesting criteria, we recognize expense based on the minimum number of shares that will vest over time as the criteria are met based on the Black-Scholes valuation of the vested shares.

We recorded charges to expense for stock options granted to consultants of $208,000, $419,000, and $169,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, all options that had been granted to consultants were fully vested.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

Summary of Stock-based Compensation Expense

The following table presents a summary of non-cash stock-based compensation by financial statement classification.

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Research and development expense	$546	$547	$220
Selling, general and administrative expense	4,764	2,888	1,896

Total	$5,310	$3,435	$2,116

Stockholder Notes Receivable

In 2001, we recorded notes receivable from stockholders in the aggregate amount of $438,165 in connection with the exercise of options issued under the 2000 Plan to purchase 585,000 shares of common stock. The notes were secured by the related shares of common stock and were full recourse notes, with interest compounded annually at the rate of 6.5% per year. As of December 31, 2011, all amounts of principal and interest related to these notes had been paid.

Warrants

Outstanding warrants at December 31, 2012 were as follows:

	Number of shares	Exercise Price	Expiration Date
March 2008 Financing	4,371,478	$2.77	3/25/15
Kingsbridge CEFF	330,000	$3.525	9/25/13
March 2012 Warrant Exchange	4,202,443	$4.05	3/29/15

Total warrants outstanding	8,903,921

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

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

11.    Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. The computation of net loss per share for each period, including the number of weighted-average shares outstanding, is shown on the face of the statements of comprehensive loss.

We have excluded the impact of common stock equivalents relating to shares underlying outstanding stock option grants and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented.

The following table presents information on securities outstanding as of the end of each period that could potentially dilute the per share data in the future.

	December 31,
	2012	2011	2010
	(in thousands)
Stock options outstanding	11,626	10,308	7,961
Warrants outstanding	8,904	9,119	9,200

Total	20,530	19,427	17,161

12.    Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Federal and state net operating losses	$45,954	$45,796
Capitalized research and patent costs	22,631	24,318
Biopharma Financing Agreement	12,108	—
Stock-based compensation costs	4,320	3,056
Research credits	19,236	17,078

Total deferred tax assets	104,249	90,248
Valuation allowance	(104,249)	(90,248)

Net deferred tax assets	$—	$—

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $14.0 million, $16.0 million and $13.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

At December 31, 2012 we had net operating loss carryforwards available to offset any future taxable income that we may generate for federal income tax purposes of $116.2 million, which expire in the years 2019 through 2032, and California net operating loss carryforwards of $110.6 million, which expire in the years 2013 through 2032. We also had federal and California research and development tax credits of $17.9 million and $2.0 million, respectively. The federal research credits will expire in the years 2019 through 2032 and the California research credits have no expiration date. Our deferred tax assets have been offset by a full valuation allowance as the realization of such assets is uncertain. Utilization of our net operating losses and tax credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such limitations could result in the expiration of the net operating losses and tax credit carryforwards before utilization.

All tax years from inception remain open to examination by the Internal Revenue Service and the California Franchise Tax Board until such time as the net operating losses and research credits are either fully utilized or expire.

The following table presents a reconciliation from the statutory federal income tax rate to the effective rate.

	Year ended December 31,
	2012	2011	2010
	(in thousands)
U.S. federal taxes (benefit) at statutory rate	$(12,936)	$(11,000)	$(8,828)
Unutilized, net operating loss	11,663	8,588	7,208
Non-deductible offset of Orphan Drug Credit	827	2,119	1,671
Non-deductible stock based compensation	404	280	189
Research & development grants under Section 48D	—	—	(249)
Other	42	13	9

Total	$—	$—	$—

13.    Commitments

We have entered into a number of agreements to conduct clinical trials and pre-clinical studies for further development of our lead product, Korlym, and our proprietary, selective GR-II antagonists. See the discussion in Note 2, Significant Agreements for further discussion regarding the commitments under these agreements.

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

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

guarantees in the accompanying balance sheets. However, we would accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable. No such losses have been recorded to date.

14.    Quarterly Financial Data (Unaudited)

The following table is in thousands, except per share amounts:

Quarter Ended	March 31	June 30	September 30	December 31
2012
Product sales, net	$—	$875	$1,055	$1,377
Gross profit on product sales	—	827	1,031	1,358
Net loss	(11,034)	(7,597)	(8,293)	(11,124)
Basic and diluted net loss per share	(0.13)	(0.09)	(0.08)	(0.11)

2011
Net loss	(7,101)	(8,882)	(6,435)	(9,936)
Basic and diluted net loss per share	(0.09)	(0.11)	(0.08)	(0.12)

The table above does not reflect data for product sales and gross profit during any quarters of 2011 or for the quarter ended March 31, 2012 as we began commercial sales of our first product in April 2012.

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

4.3

Registration Rights Agreement by and between Corcept Therapeutics Incorporated and Kingsbridge Capital Limited, dated as of March 25, 2008 (incorporated by reference to Exhibit 10.27 to the registrant’s Annual Report on Form 10-K filed on March 31, 2008).

4.4

Amendment to Registration Rights Agreement by and among Corcept Therapeutics Incorporated and the investors signatory thereto, dated November 11, 2008 (incorporated by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009).

4.5

Registration Rights Agreement dated as of April 21, 2010 by and among Corcept Therapeutics Incorporated and the investors signatory thereto (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on April 23, 2010).

4.6

Registration Rights Agreement, dated as of March 29, 2012, by and among Corcept Therapeutics Incorporated and the investors signatory thereto (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on March 29, 2012).

4.7

Form of Warrant issued in connection with the Securities Purchase Agreement by and among Corcept Therapeutics Incorporated and the purchasers named therein, dated March 14, 2008 (incorporated by reference to Exhibit 4.4 to the registrant’s Annual Report on Form 10-K filed on March 31, 2008).

4.8

Form of Warrant issued in connection with Warrant Purchase Agreement dated as of March 25, 2012 by and among Corcept Therapeutics Incorporated and the purchasers named therein (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on March 29, 2012).

4.9	Warrant, dated March 25, 2008 issued to Kingsbridge Capital Limited (incorporated by reference to Exhibit 4.5 to the registrant’s Annual Report on Form 10-K filed on March 31, 2008).

10.1†	2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) filed on February 10, 2004).

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

10.6†

Form of Indemnification Agreement for directors and officers approved by the Board of Directors on September 24, 2007 (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007).

10.7

Securities Purchase Agreement by and among Corcept Therapeutics Incorporated and the purchasers named therein, dated March 14, 2008 (incorporated by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K filed on March 31, 2008).

10.8

Common Stock Purchase Agreement by and between Kingsbridge Capital Limited and Corcept Therapeutics Incorporated dated as of March 25, 2008 (incorporated by reference to Exhibit 10.26 to the registrant’s Annual Report on Form 10-K filed on March 31, 2008).

10.9#

Master Service Agreement by and among Corcept Therapeutics Incorporated and ICON Clinical Research, L.P., signed on June 4, 2008 (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed on August 14, 2008).

10.10†

Amended and Restated Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Joseph K. Belanoff, M. D., dated September 19, 2008 (incorporated by reference to Exhibit 10.25 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009).

10.11†

Amended and Restated Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Robert L. Roe, M. D., dated September 19, 2008 (incorporated by reference to Exhibit 10.26 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009).

10.12†

Amended and Restated Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Anne M. LeDoux, dated September 19, 2008(incorporated by reference to Exhibit 10.27 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009).

10.13†

Amended and Restated Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and James N. Wilson, dated September 19, 2008(incorporated by reference to Exhibit 10.28 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009).

10.14

Securities Purchase Agreement by and among Corcept Therapeutics Incorporated and the purchasers named therein, dated October 12, 2009 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 12, 2009).

10.15†	Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to the registrant’s Proxy Statement on Schedule 14A filed on May 7, 2009).

10.16†

Form of Option Agreement for options granted pursuant to the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to the registrant’s Annual Report on Form 10-K filed on March 15, 2011).

10.17#	Development Agreement by and between Corcept Therapeutics Incorporated and Formulation Technologies L.L.C. d/b/a PharmaForm, dated as of December 14, 2006 (incorporated by reference to Exhibit 10.28 to the registrant’s Annual Report on Form 10-K filed on March 15, 2011).

10.18#	Master Services Agreement by and between Corcept Therapeutics Incorporated and United BioSource Corporation, dated as of June 29, 2010 (incorporated by reference to Exhibit 10.29 to the registrant’s Annual Report on Form 10-K filed on March 15, 2011).

10.19†	Employment offer letter to Steven Lo, dated August 9, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 12, 2010).

Exhibit Number	Description of Document

10.20†	Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Steven Lo, dated September 15, 2010 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on November 12, 2010).

10.21†	Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and G. Charles Robb, dated September 1, 2011 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on November 8, 2011).

10.22†	Employment offer letter to G. Charles Robb dated August 12, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 8, 2011).

10.23#	Manufacturing and Supply Agreement with Formulation Technologies, LLC D/B/A PharmaForm, LLC, dated March 21, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on May 10, 2012).

10.24	Warrant Purchase Agreement, dated as of March 25, 2012, by and among Corcept Therapeutics Incorporated and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 29, 2012).

10.25#	Commercial Outsourcing Services Agreement with Integrated Commercialization Solutions, Inc., dated as of April 14, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2012).

10.26#	Amended and Restated Exclusive Pharmacy Product Purchase and Services Agreement with CuraScript, Inc., dated August 8, 2012 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2012).

10.27#	Amended and Restated Exclusive Wholesale Product Purchase Agreement with CuraScript SD Specialty Distribution, dated August 8, 2012 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2012).

10.28†	Corcept Therapeutics Incorporated 2012 Incentive Award Plan (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 21, 2012).

10.29†

Form of 2012 Incentive Award Plan Stock Option Grant Notice and Agreement (incorporated by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 filed with the SEC on August 13, 2012).

10.30#

Purchase and Sale Agreement with between Corcept Therapeutics Incorporated and Biopharma Secured Debt Fund II Sub, S.à r.l,, dated as of August 2, 2012 (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed on November 8, 2012).

10.31	Amendment to Manufacturing Agreement with Produits Chimiques Auxiliaires et de Synthese SA, dated February 21, 2013.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (See signature page)

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of G. Charles Robb

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of G. Charles Robb

Exhibit Number	Description of Document

101*

The following materials from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at December 31, 2012 and 2011, (ii) Statements of Comprehensive Loss for the Years Ended December 31, 2012, 2011 and 2010, (iii) Statements of Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010, (iv) Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010, and (v) Notes to Financial Statements.

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