Form 10-Q
period 2013-03-31
CORCEPT THERAPEUTICS INC
filed 2013-05-08
CIK 1088856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

On May 1, 2013 there were 99,814,250 shares of common stock outstanding at a par value of $0.001 per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Form 10-Q) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Form 10-Q other than statements of historical fact are forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “should,” “seeks” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements made in this Quarterly Report on Form 10-Q may include, but are not limited to, statements about:

•	our ability to manufacture, market and sell Korlym® (mifepristone) 300mg Tablets;

•	our ability to realize the benefits of Orphan Drug Designation of Korlym in the United States;

•	the progress and timing of our research, development and clinical programs and the timing of regulatory activities for mifepristone for the treatment of the psychotic features of psychotic depression;

•	our estimates regarding enrollment in and the dates by which we expect to report results of our clinical trials and the anticipated results of these trials;

•	our ability to achieve marketing approval of Korlym in the European Union (EU) and realize the benefits of Orphan Drug Designation there;

•	the timing of the market introduction of future product candidates, including any compound in our families of selective GR-II antagonists;

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED BALANCE SHEETS

(In thousands except per share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$81,460	$93,032
Trade receivables	1,143	557
Inventory	1,026	853
Prepaid expenses and other current assets	572	620

Total current assets	84,201	95,062
Strategic inventory	3,650	3,810
Property and equipment, net of accumulated depreciation	154	150
Other assets	136	144

Total assets	$88,141	$99,166

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,263	$3,804
Accrued clinical expenses	583	843
Accrued compensation	463	351
Other accrued liabilities	958	695
Long-term obligation – current portion	3,900	2,650
Deferred revenue	76	16

Total current liabilities	8,243	8,359
Long-term obligation, net of current portion	28,895	29,030
Commitments
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000 shares authorized and no shares outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, par value $0.001 per share, 280,000 shares authorized and 99,814 shares issued and outstanding at March 31, 2013 and December 31, 2012	100	100
Additional paid-in capital	309,593	308,283
Accumulated deficit	(258,690)	(246,606)

Total stockholders’ equity	51,003	61,777

Total liabilities and stockholders’ equity	$88,141	$99,166

The accompanying notes are an integral part of these condensed financial statements.

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Product sales, net	$1,717	$—
Operating expenses:
Cost of sales	20	—
Research and development	4,257	3,542
Selling, general and administrative	8,383	7,487

Total operating expenses	12,660	11,029

Loss from operations	(10,943)	(11,029)
Interest and other expense	(1,141)	(5)

Net loss and comprehensive loss	$(12,084)	$(11,034)

Basic and diluted net loss per share	$(0.12)	$(0.13)

Weighted average shares outstanding used in computing basic and diluted net loss per share	99,814	84,420

The accompanying notes are an integral part of these condensed financial statements.

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Operating activities
Net loss	$(12,084)	$(11,034)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	1,310	2,388
Accretion of interest expense	1,115	—
Amortization of debt financing costs	11	—
Depreciation and amortization of property and equipment	14	3
Changes in operating assets and liabilities:
Trade receivables	(586)	—
Inventory	(13)	(56)
Prepaid expenses and other current assets	48	38
Other assets	(3)	(40)
Accounts payable	(1,541)	(1,527)
Accrued clinical expenses	(260)	137
Accrued compensation and other liabilities	375	(66)
Deferred revenue	60	—

Net cash used in operating activities	(11,554)	(10,157)

Investing activities
Purchases of property and equipment	(18)	(7)

Cash used in investing activities	(18)	(7)

Financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	—	13,156

Net cash provided by financing activities	—	13,156

Net increase (decrease) in cash and cash equivalents	(11,572)	2,992
Cash and cash equivalents, at beginning of period	93,032	39,635

Cash and cash equivalents, at end of period	$81,460	$42,627

The accompanying notes are an integral part of these condensed financial statements.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Corcept Therapeutics Incorporated was incorporated in the state of Delaware on May 13, 1998, and our facilities are located in Menlo Park, California. Corcept is a pharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of severe metabolic and psychiatric disorders. Since our inception in May 1998, we have been developing our lead product, Korlym®. Mifepristone, the active ingredient in Korlym, is a potent glucocorticoid receptor II (GR-II) antagonist, which means that it blocks the effects of cortisol throughout the body at one of its two receptors. In February 2012, the United States Food and Drug Administration (FDA) approved Korlym (mifepristone) 300 mg Tablets in the United States as a once-daily oral medication for treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. We released Korlym for sale on April 10, 2012. We also have a clinical program for the use of mifepristone, the active ingredient in Korlym, for the treatment of the psychotic features of psychotic depression. We are currently conducting a phase 3 study for this indication. In addition, we have discovered three series of novel selective glucocorticoid receptor II (GR-II) antagonists. Unless otherwise stated, all references in these financial statements to “we,” “us,” “our,” “Corcept,” the “Company,” “our company” and similar designations refer to Corcept Therapeutics Incorporated.

The accompanying unaudited condensed balance sheet as of March 31, 2013 and the condensed statements of comprehensive loss and condensed statements of cash flows for the three-month periods ended March 31, 2013 and 2012 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2012 has been derived from audited financial statements at that date.

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

Cash and Cash Equivalents

We invest our cash in bank deposits, money market accounts, corporate debt securities and obligations of the U.S. government and U.S. government sponsored entities. We consider all highly liquid investments purchased with maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost. As of March 31, 2013 and December 31, 2012, all of our funds were invested in cash and cash equivalents that consist of a money market fund maintained at a major U.S. financial institution.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

Credit Risks and Concentrations

We have a concentration of credit risk related to our cash and cash equivalents. We are exposed to credit risk in the event of default by the financial institutions holding these funds to the extent of the amount recorded on our balance sheet. We mitigate this risk by investing in a money market fund that invests primarily in short-term U.S. Treasury notes and bills. For the three-month periods ended March 31, 2013 and 2012, we experienced no loss or lack of access to cash and cash equivalents in our operating or investment accounts.

Beginning with the commercialization of Korlym in April 2012, we are also exposed to credit risk in regard to our trade receivables. The majority of our sales, 98.5% during the three-months period ended March 31, 2013, are to one specialty pharmacy customer. We extend credit to our customers based on their creditworthiness. We monitor our exposure and will record a reserve against uncollectible trade receivables as necessary.

We also have a concentration of risk in regard to the manufacture of our product. As of March 31, 2013, we had one tablet manufacturer for Korlym with an operational facility, AAI Pharma, which was approved by the FDA in November 2012 for the manufacture of our commercial tablets. We are currently in negotiations for a commercial manufacturing agreement with AAI Pharma. Our original tablet manufacturer, PharmaForm, has temporarily suspended manufacturing operations to relocate to a new facility. If PharmaForm is not able to qualify their new site or if AAI Pharma is unable to prepare Korlym tablets in the quantities and time frame required, we may not be able to manufacture our product in a timely manner. In addition, we have a single-source manufacturer of mifepristone, the active pharmaceutical ingredient (API), in Korlym. In order to mitigate these risks related to the manufacture of our product, we placed strategic orders for additional quantities of mifepristone API during 2012 and had our original tablet manufacturer, PharmaForm, prepare additional batches during the summer of 2012 before the closure of their qualified manufacturing site.

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

No assets or liabilities in our financial statements are required to be reported at fair value other than our cash equivalents.

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

Long-term Obligation

In August 2012, we entered into a Purchase and Sale Agreement (Financing Agreement) with Biopharma Secured Debt Fund II Sub, S.à r.l (Biopharma), a private limited liability company organized under the laws of Luxembourg. Under the terms of the Financing Agreement, we received $30.0 million from Biopharma and are obligated to make payments calculated as a percentage of (i) any licensing or other contingent payments arising from Korlym and any other products containing mifepristone or any of our proprietary selective GR-II antagonists (Covered Products) and (ii) net Covered Product revenues earned in the calendar quarter ending June 30, 2013 and thereafter (together, Korlym Receipts), until such time as we have paid Biopharma a total of $45.0 million.

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

The amount shown as the current portion of the obligation is an estimate of the total amount under the Financing Agreement that would be paid to Biopharma within twelve months following March 31, 2013. Under the Financing Agreement, our first payment to Biopharma will not be due until July 2013.

See Note 4, Long-term Obligation, for additional information regarding this agreement.

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

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

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

Sales Returns: Our customers have the right to return Korlym beginning six months before the labeled expiration date and ending 12 months after the labeled expiration date. This right of return is extended to our specialty distributor channel’s hospital customers who, generally, have the right to return only unopened bottles. The expiration date for the Korlym product sold to date will not occur until late in 2013. We estimate the amount of Korlym that we believe will be returned and deduct that estimated amount from gross revenue at the time we recognize such revenue. When estimating future returns, we analyze quantitative and qualitative information including, but not limited to, actual return rates, the amount of product in the distribution channel, the expected shelf life of such product, current and projected product demand, the introduction of competing products that may erode demand, and broad economic and industry-wide indicators. If we cannot reasonably estimate product returns with respect to a particular sale, we defer recognition of revenue from that sale until we can make a reasonable estimate.

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

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

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

As of March 31, 2013 and December 31, 2012, we had invested our financial assets in a money market fund that can be converted to cash at par on demand. We measured these funds, which totaled $80.8 million and $92.5 million as of March 31, 2013 and December 31, 2012, respectively, at fair value, which approximates cost, as of the respective dates and classified them as Level 1 assets in the fair value hierarchy for financial assets.

There were no realized gains or losses on investments during the three-month periods ended March 31, 2013 and 2012. The cost of securities sold is determined based upon specific identification.

3.	Composition of Certain Balance Sheet Items

Inventory

The composition of inventory was as follows (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$3,491	$3,478
Work in progress	1,170	1,165
Finished goods	15	20

Total inventory	4,676	4,663
Less strategic inventory classified as non-current	(3,650)	(3,810)

Total inventory classified as current	$1,026	$853

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

The finished goods inventory consists of tablets that were manufactured prior to FDA approval. The inventory value for this material includes only the costs of bottling, packaging and labeling as the costs of raw materials and tablet manufacture were expensed prior to approval.

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

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Professional fees	$259	$311
Commercialization costs	469	159
Government rebates	118	78
Legal fees	77	31
Other	35	116

	$958	$695

4.	Long-Term Obligation

As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, Long-term Obligation, in August 2012, we entered into a Financing Agreement with Biopharma under which we received $30.0 million from Biopharma. In return, we are obligated to make payments, calculated as a percentage of our net sales of Korlym, any future mifepristone-based products, our selective GR-II antagonists (together referred to as Covered Products) and any upfront, milestone or other contingent payments with respect to Covered Products. Biopharma’s right to receive payments will expire once it has received cumulative payments of $45.0 million.

Under the terms of the Financing Agreement, our payments are entirely variable, with no fixed minimums. If there are no net sales, upfront, milestone or other contingent payments in a period with respect to Covered Products, then no payment will be due for that period.

We are obligated to make payments as follows:

•

20 percent of our net product sales of Covered Products, beginning with the calendar quarter ending June 30, 2013, subject to quarterly payment caps of $2.25 million during 2013, $3.0 million during 2014, and $3.75 million during 2015. There is no quarterly cap on payments with respect to net product sales in 2016 and later.

•

20 percent of payments received for upfront, milestone or other contingent fees under co-promotion and out-license agreements for Covered Products (without application of quarterly caps), provided however, that any amounts received under such agreements after the transaction’s effective date of August 2, 2012 but before June 30, 2013 would be deferred and made simultaneously with the payment based on net product sales for the calendar quarter ending June 30, 2013.

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

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

•

Upon the occurrence of a Corcept change of control transaction or the licensing of Korlym to a third-party for promotion and sale in the United States, the entire $45.0 million, less any amounts already paid by us, would become due.

To secure our obligations in connection with this Financing Agreement, we granted Biopharma a security interest in our rights in patents, trademarks, trade names, domain names, copyrights, know-how and regulatory approvals related to the Covered Products, all books and records relating to the foregoing and all proceeds of the foregoing (together, the Collateral). If we (i) fail to deliver a royalty payment when due and do not remedy that failure within 30 days, (ii) fail to maintain a first-priority perfected security interest in the Collateral in the United States and do not remedy that failure within five business days of receiving notice of such failure or (iii) become subject to an event of bankruptcy, then Biopharma may attempt to recover up to $45.0 million (after deducting any payments we have already made). In addition, pursuant to this agreement, we are not allowed to pay a dividend or other cash distribution, unless we will have cash and cash equivalents in excess of $50.0 million after such payment.

The cash payment of $30.0 million received from Biopharma was recorded as a long-term obligation at issuance. As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, Long-term Obligation, we make estimates of the timing of payments during the term of this agreement for purposes of calculating the expected rate of return to Biopharma, the accretion of related interest expense and the current portion of our obligation. Interest expense of $1.1 million for three months ended March 31, 2013 and total accreted interest of $2.8 million for the period from August 16, 2012, the date of funding of the Financing Agreement, through March 31, 2013, is calculated based on the internal interest rate to Biopharma that would result from these assumed payment streams. Korlym has only been marketed since April 2012 and the magnitude and timing of Korlym revenue is difficult to predict. Therefore, these estimates and assumptions are subject to significant variability and are likely to change as we gain experience marketing Korlym. The timing of payment amounts will be based on actual Korlym Receipts recorded in the financial statements over the term of this agreement and may differ from these estimates. While changes in the timing of Korlym revenue may affect the timing of recognition of interest expense and the split between the current and long-term portions of the obligation at any balance sheet date, the aggregate amount to be repaid to Biopharma is fixed.

The carrying value of the long-term obligation was $32.8 million and $31.7 million as of March 31, 2013 and December 31, 2012, respectively, including accreted interest of $2.8 million and $1.7 million, respectively. Under the Financing Agreement, our first payment to Biopharma will not be due until July 2013. The long-term obligation, including accrued interest, is presented on the balance sheet in two components; the Long-term obligation—current portion, which equates to the estimated amount due under the agreement to be paid within twelve months following the balance sheet date, and the remaining amount, which is included in Long-term obligation, net of current portion. The following table provides a summary of the payment obligations under the Financing Agreement as of March 31, 2013 and December 31, 2012, utilizing the payment assumptions discussed above.

	March 31, 2013	December 31, 2012
	(in thousands)
Total repayment obligation	$45,000	$45,000
Less interest to be accreted in future periods	(12,205)	(13,320)
Less current portion	(3,900)	(2,650)

Long-term obligation, net of current portion	$28,895	$29,030

The estimated fair value of the long-term obligation, as measured using Level 3 inputs based upon available information regarding similar arrangements, approximates the carrying amounts as presented on the balance sheet as of March 31, 2013 and December 31, 2012.

We capitalized $140,000 of issuance costs related to the Financing Agreement, which are being amortized over the estimated term of the obligation, based on the assumptions discussed above. At March 31, 2013 and December 31, 2012, the unamortized issuance costs were $112,000 and $124,000, respectively, and are included in other assets on our balance sheets.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

5.	Stock Option Plans

We have three stock option plans – the 2000 Stock Option Plan (the 2000 Plan), the 2004 Equity Incentive Plan (the 2004 Plan) and the 2012 Incentive Award Plan (the 2012 Plan).

On January 30, 2013, our Board of Directors authorized an increase of 3,992,570 shares in the number of shares available for issuance under the 2012 Plan, which was equivalent to 4% of the shares of our common stock outstanding as of December 31, 2012, pursuant to the terms of the 2012 Plan.

The following table provides a summary of non-cash stock-based compensation. All figures are in thousands.

	Three Months Ended March 31,
	2013	2012
Research and development	$148	$118
Selling, general and administrative	1,162	2,270

Total non-cash stock-based compensation	$1,310	$2,388

The data in the table above for the three-month period ended March 31, 2012 includes $1.3 million of non-cash stock-based compensation expense, classified as selling, general and administrative expense, related to performance-based stock option awards to officers that vested in February 2012 upon the FDA approval of our first commercial product. All other stock-based compensation in the periods presented relates to service-based option awards.

6.	Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. The computation of net loss per share for each period, including the number of weighted-average shares outstanding, is shown on the face of the statements of comprehensive loss.

We have excluded the impact of common stock equivalents relating to shares underlying outstanding stock options and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented.

The following table presents information on securities outstanding as of the end of each period that could potentially dilute the per share data in the future. All figures are in thousands.

	March 31,
	2013	2012
Stock options outstanding	14,141	10,338
Warrants outstanding	8,904	9,026

Total	23,045	19,364

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

Enrollment in Study 14 is ongoing. Our goal is to enroll a sufficient number of patients by the end of 2013 to be able to perform a successful interim analysis. To help reach this goal, we began adding clinical sites in the fourth quarter of 2012 and had 23 active sites as of May 1, 2013.

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

Selective GR-II Receptor Antagonists. In 2003, we initiated a discovery research program to identify and patent selective GR-II antagonists with the intent of developing a pipeline of products for proprietary use. Three distinct series of GR-II antagonists were identified. These compounds, like mifepristone, potently block the cortisol receptor (GR-II) but, unlike mifepristone, they do not appear to block the PR (progesterone), ER (estrogen), AR (androgen) or GR-I (mineralocorticoid) receptors. Both the United States Patent & Trademark Office (USPTO) and the European Patent Office (EPO) have issued composition of matter patents to us on each of the three series. Two additional composition of matter patent applications are pending.

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

•

commercialization of Korlym, including hiring and training medical science liaisons and sales representatives, retention and management of third-party distribution partners, establishment of third-party coverage and reimbursement and patient assistance programs and marketing activities;

•	discovery research;

•	intellectual property prosecution and expansion; and

•	regulatory affairs.

Historically, we have financed our operations and internal growth primarily through private placements of our preferred and common stock, the public sale of common stock and our capped royalty financing transaction, rather than through collaborative or partnership agreements.

As of March 31, 2013, we had an accumulated deficit of $258.7 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for mifepristone, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing process development and regulatory activities, as well as selling, general and administrative expenses, including the commercial launch of Korlym. We may continue to incur net losses over at least the next few years as we continue our mifepristone and selective GR-II antagonist discovery and clinical development programs, apply for regulatory approvals, acquire and / or develop treatments in other therapeutic areas, establish sales and marketing capabilities and expand our operations.

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

Results of Operations

Net Product Sales – Net product sales includes product revenue resulting from sales to our customers, reduced by 1) trade allowances, such as discounts for prompt payment and distributor fees, 2) estimated government rebates and chargebacks, 3) reserves for expected product returns and 4) estimated costs of our patient assistance program.

In April 2012, we made Korlym commercially available in the United States through a specialty pharmacy that sells to individual patients and a specialty distributor that sells to hospital pharmacies. For the three-month period ended March 31, 2013, we recognized $1.7 million in net product sales compared with none in the comparable period in 2012. To calculate net product sales, we deducted from gross sales estimates of prompt-pay discounts, distribution service fees, rebates and chargebacks owed to government payors and patient assistance program costs, which amounts are not material for the quarter ended March 31, 2013.

Based on our limited experience marketing Korlym, it is difficult for us to forecast its sales for any future periods.

Cost of sales – Cost of sales includes the cost to manufacture Korlym (which includes material, third-party manufacturing costs and indirect personnel and other overhead costs) based on units sold in the current period, as well as the cost of stability testing and distribution. We began capitalizing Korlym production costs as inventory following approval by the FDA to market Korlym on February 17, 2012. Prior to Korlym’s approval, we expensed all costs related to the manufacturing of product (including stability costs and manufacturing overhead) as incurred, classifying these costs as research and development expense. A portion of the product manufactured prior to FDA approval is available for us to use commercially.

Cost of sales was $20,000 for the three-month period ended March 31, 2013, which equals 1.2 percent of net product sales for the same period. The majority of these costs related to stability testing. The amount and timing of stability testing varies from period to period as determined by FDA regulations and our production schedule and is not a fixed percentage of our sales volumes. In addition, the cost of manufacturing Korlym reflected in our cost of sales in 2013, and for some period thereafter, will not reflect the full cost of production because we have previously expensed the majority of the raw materials, labor and overhead costs incurred to produce the product sold during this period. We expect that our cost of sales of Korlym as a percentage of net product sales will fluctuate from period to period during 2013 and for some time thereafter as product manufactured prior to FDA approval, which is already fully expensed, is consumed.

Research and development expenses – Research and development expenses include 1) the personnel costs related to our development activities, including facilities costs and non-cash stock-based compensation, 2) the costs of discovery research, 3) costs associated with IND-enabling activities and pre-clinical studies, 4) costs of clinical trials, including trial preparation, enrollment, site monitoring and data management and analysis expenses, 5) regulatory costs, 6) the costs of manufacturing development, including the development and activities to qualify a second tablet manufacturing site, 7) the costs of manufacture and / or acquisition of clinical trial materials and material used in registration and validation batches included in the NDA submission for Korlym and 8) other costs associated with the preparation and prosecution of the Korlym NDA or other FDA submissions related to Korlym or other product candidates.

Research and development expenses increased 20 percent to $4.3 million for the three-month period ended March 31, 2013 from $3.5 million for the comparable period in 2012.

During the three-month period ended March 31, 2013, as compared to the corresponding period in 2012, there was a net decrease of $462,000 in staffing and consultancy costs primarily because the first quarter of 2012 included cash bonuses awarded on FDA approval of Korlym to employees working in research and development in the amount of $474,000, including related payroll taxes. After adjusting for the effect of these bonuses, there was a net increase of $12,000 in staffing and consulting costs between the periods.

Clinical trial costs related to our phase 3 product candidates reflected a net increase of $443,000 during the first quarter of 2013, as compared to the corresponding period of 2012. During the three-month period ended March 31, 2013 as compared to the corresponding period in 2012, there was an increase of $727,000 related to our phase 3 study with mifepristone for the treatment of psychotic depression, which was partially offset by decreases of $137,000 related to drug-drug interaction and other NDA-supportive studies with Korlym and $147,000 related to the clinical trials with Korlym in the treatment of Cushing’s syndrome.

During the first quarter of 2013, as compared to the corresponding period in 2012, there were also net increases of $256,000 related to research and development efforts regarding our new GR-II antagonists, an increase of $250,000 related to other products and $220,000 in research grants to further basic scientific research regarding GR-II antagonism.

Below is a summary of our research and development expenses by major project:

	Three-Months Ended
	March 31,
Project	2013	2012
	(in thousands)
Development programs:
Psychotic Depression	$1,506	$523
Cushing’s syndrome	538	1,415
Selective GR-II antagonists	1,464	1,071
Unallocated activities, including NDA supportive studies and manufacturing, regulatory and pre-clinical activities	601	415
Stock-based compensation	148	118

Total research and development expense	$4,257	$3,542

We expect that research and development expenditures will likely increase during the remainder of 2013 as compared to 2012, due to the cost of expanding enrollment in our phase 3 study of mifepristone in the treatment of psychotic depression and increased spending on the development of our next-generation selective GR-II antagonists. Research and development expenses in 2014 and beyond will depend on our strategic priorities. See also, “Liquidity and Capital Resources”.

Many factors can affect the cost and timing of our trials including inconclusive results requiring more clinical trials, slow patient enrollment, adverse side effects in study patients, insufficient supplies of medicine for our clinical trials and real or perceived lack of effectiveness or safety of the drug in our trials. The cost and timing of development of our selective GR-II antagonists will depend on the success of our efforts and any difficulties that we may encounter. In addition, the development of all of our product candidates will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our product candidates.

Selling, general and administrative expenses – Selling, general and administrative expenses include 1) internal personnel, a contracted sales force and other consultancy costs related to administrative and commercialization activities, including facilities costs and non-cash stock-based compensation, 2) expenses of third-party vendors that we engage to execute our commercial plans related to Korlym, including marketing and promotion, strategy development, market research and analytics, reimbursement support services, pharmacovigilance, distribution and other logistical needs, 3) medical educational grants and 4) legal, accounting and other professional fees.

For the three-month period ended March 31, 2013, selling, general and administrative expenses increased 12 percent to $8.4 million from $7.5 million for the comparable period in 2012.

During the first quarter of 2013 as compared to the corresponding period in 2012, staffing and consultancy costs reflected a net decrease of $1.7 million. The three-month period ended March 31, 2012 included $1.6 million related to cash bonuses awarded to employees and officers working in selling, general and administrative functions and $1.3 million of non-cash stock-based compensation related to awards that vested in February 2012 upon the FDA approval of Korlym. After adjusting for these items, there was a $1.2 million increase in staffing and consultancy costs during the period as compared to 2012, due primarily to additional resources necessary to commercialize Korlym, of which $214,000 represented increases in non-cash stock-based compensation costs.

During the three-month period ended March 31, 2013, as compared to the corresponding period of 2012, there was an increase in other professional services costs related to commercialization activities of $1.3 million, which included $565,000 related to our contracted sales force and $523,000 related to market research and marketing materials. In addition, there were increases of $1.3 million between these periods in other support costs, such as education, training and conference costs, medical education grants and donations, facilities and technology costs, travel and fleet vehicle costs, legal, insurance and other service fees.

We expect that selling, general and administrative expenses will increase during the remainder of 2013 as compared to 2012 in regard to activities directly associated with product commercialization and the need to continue building our administrative infrastructure to support these activities. The level of selling, general and administrative activities and related expenses in 2014 and future years will be largely dependent on our assessment of the staff and other services necessary to support product commercialization and our continued clinical development activities and the availability of additional funds. See also, “Liquidity and Capital Resources.”

Interest and other expense – Interest and other expense for the three-month period ended March 31, 2013 was $1.1 million as compared to $5,000 for the comparable period in 2012. This increase is primarily due to the inclusion in the three-month period ended March 31, 2013 of interest expense related to our Financing Agreement with Biopharma, which was entered into subsequent to the comparable period in 2012, in August 2012. Interest expense will increase during 2013, as compared to 2012, due to the inclusion of interest on the long-term obligation during the full year of 2013.

Non-GAAP Financial Measures

We prepare our condensed financial statements and footnotes thereto, which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q, in accordance with U.S. Generally Accepted Accounting Principles (GAAP). To supplement our financial results presented on a GAAP basis, we use non-GAAP measures of net loss that exclude significant non-cash expenses related to stock-based compensation expense and the accretion of interest expense under our capped royalty financing transaction. We use this non-GAAP measure of net loss to manage our business and believe that it may help investors better evaluate our past financial performance and potential future results. Non-GAAP measures should not be considered in isolation or as a substitute for comparable GAAP accounting and investors should read them in conjunction with our financial statements and notes thereto prepared in accordance with GAAP. The non-GAAP measure of net loss we use may be different from, and not directly comparable to, similarly titled measures used by other companies.

	Three-months Ended
	March 31,
	2013	2012
	(in thousands, except for per share data)
GAAP net loss	$(12,084)	$(11,034)
Significant non-cash expenses:
Stock-based compensation
Research and development	148	118
Selling, general and administrative	1,162	2,270

Total stock-based compensation	1,310	2,388
Accretion of interest expense related to long-term obligation	1,115	—

Non-GAAP net loss, as adjusted for significant non-cash expenses	$(9,659)	$(8,646)

GAAP basic and diluted net loss per share	$(0.12)	$(0.13)

Non-GAAP basic and diluted net loss per share, as adjusted for significant non-cash expenses	$(0.10)	$(0.10)

Shares used in computing basic and diluted net loss per share	99,814	84,420

Liquidity and Capital Resources

We have incurred operating losses since inception, and at March 31, 2013, we had an accumulated deficit of $258.7 million. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities and our capped royalty financing transaction to fund our operations.

At March 31, 2013, we had cash and cash equivalents of $81.5 million, compared to $93.0 million at December 31, 2012. Net cash used in operating activities for the three-month periods ended March 31, 2013 and 2012 was $11.6 million and $10.2 million, respectively. We used cash in each period primarily for the commercialization of Korlym and for research and development activities.

We expect cash used in operating activities will increase during the remainder of 2013 as compared to spending levels in 2012 due to the continued commercialization of Korlym, the continuation and scale-up of our phase 3 clinical trial of mifepristone for the treatment of psychotic depression and the continued development of our selective GR-II antagonists, which will be only partially offset by sales of Korlym. We expect our funding requirements for operating activities may increase in 2014 and possibly beyond as costs associated with the continuation of our development program for Cushing’s syndrome, continuation and expansion of our development programs for psychotic depression and our selective GR-II antagonists, research activities, commercialization activities and selling, general and administrative expenses may be only partially offset by revenues from sales of Korlym. In addition, beginning in July 2013 we will be required to make payments under the Biopharma Financing Agreement, the individual amounts of which will be variable.

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

Contractual Obligations and Commercial Commitments

Our contractual payment obligations and purchase commitments as of December 31, 2012 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, and have not changed materially during the three months ended March 31, 2013.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. During the three months ended March 31, 2013, we did not make any significant changes to our critical accounting policies and estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss. As of March 31, 2013, the fair value of our cash and cash equivalents was $81.5 million and consisted primarily of money market funds maintained at major U.S. financial institutions. To minimize our exposure to interest rate risk, we have limited the maturities of our investments to less than two years with an average maturity not to exceed one year. Due to the short-term nature of these instruments, a 10% increase or decrease in market interest rates would not have a material impact on the total value of our portfolio as of March 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We anticipate that for the foreseeable future our ability to generate meaningful revenues and achieve profitability will be solely dependent on the successful commercialization of Korlym. Many factors could harm our efforts to commercialize Korlym, including:

•	an inability to generate meaningful revenue due to low product usage, inadequate coverage and reimbursement or other factors;

•	competition from Novartis’s Signifor and from other companies with greater financial, technical and marketing resources than ours;

•	an inability to manufacture Korlym or the active ingredient in Korlym in commercial quantities and at an acceptable cost;

•	political concerns relating to other uses of mifepristone, or RU-486, that could limit the market acceptance of Korlym;

•	negative, inconclusive or otherwise unfavorable results from any post-approval studies we conduct;

•	previously unknown, serious side effects that may be identified; and

•	rapid technological change making Korlym obsolete.

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

Notwithstanding Korlym’s Orphan Drug Designation in both the United States and the EU, in 2012 Novartis received approval in both jurisdictions to market its somatostatin analogue Signifor for adult patients with Cushing’s disease (a subset of Cushing’s syndrome that afflicts approximately 70 percent of all Cushing’s syndrome patients) for whom pituitary surgery is not an option or has not been curative. Novartis has substantially more resources and experience than we do and may provide significant competition.

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

In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. Most recently, on August 2, 2011, the Budget Control Act of 2011 among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2 percent per fiscal year. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. On March 1, 2013, the President signed an executive order implementing sequestration, and on April 1, 2013, the 2% Medicare payment reductions went into effect. Among other things, the ATRA also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

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

To that end, we must be able to:

•	integrate additional management, clinical development, administrative and sales and marketing personnel;

•	expand the size and composition of our management team;

•	develop our administrative, accounting and management information systems and controls;

•	hire and train additional qualified personnel;

•	manage our sales and marketing efforts effectively;

•	manage our supply chain effectively;

•	manage our clinical trials effectively; and

•	manage our research and development efforts effectively.

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

•

federal “sunshine” laws that require transparency regarding financial arrangements with health care providers, such as the reporting and disclosure requirements imposed by the PPACA on drug manufacturers regarding any “transfer of value” made or distributed to prescribers and other health care providers. Manufacturers will be required to begin data collection on August 1, 2013 and report such data to the Centers for Medicare and Medicaid Services (known as “CMS”) by March 31, 2014, and by the 90th day of each calendar year thereafter; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

We could encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the clinical trial sites in which such trials are being conducted, by the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

During screening for Study 14, there has been a higher than anticipated incidence of potential patients who do not meet appropriate criteria for entrance into the trial for diagnostic and other clinical reasons. Although we believe that this is the result of improved accuracy in the screening process resulting from the use of the MedAvante centralized rating services as an additional step in the selection of patients appropriate for inclusion in the study, MedAvante’s diagnostic screening may not actually improve trial performance. In addition, in mid-2009, in order to lower expenses and to conserve financial resources, we scaled back our planned rate of spending on this trial and extended the timeline for its completion. We have increased the number of clinical sites from eight to 23 sites as of May 1. 2013, which will increase our rate of spending on the trial, with an unknown effect on the likelihood of success.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. If approved for commercial use as a treatment for the psychotic features of psychotic depression, mifepristone will compete with established treatments, including electroconvulsive therapy (ECT) and combination medicinal therapy.

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

To develop additional potential sources of revenue, we believe that we must identify and develop additional product candidates. We own or have exclusively licensed issued U.S. patents covering the use of GR-II antagonists to treat psychotic depression, mild cognitive impairment, weight gain due to treatment with antipsychotic medication, stress disorders, early dementia, delirium, gastroesophageal reflux disease, Down’s Syndrome, catatonia and psychosis associated with cocaine addiction, and to increase the therapeutic response to ECT. In addition, we have nine U.S. method of use patent applications covering GR-II antagonists for the treatment of a number of other metabolic and psychiatric disorders, three U.S. composition of matter patents covering specific GR-II antagonists, and two additional U.S. composition of matter patent applications are pending. We have also filed patent applications in the major international markets.

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

We only have significant clinical experience with mifepristone and we may determine that mifepristone is not desirable for uses other than for the treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery and, potentially, for the psychotic features of psychotic depression. For example, we do not intend to develop mifepristone for mitigation of the weight gain associated with the use of Zyprexa, Risperdal or other atypical antipsychotics, even though we have reported positive results in the proof of concept studies described in Part I, Item 1, Business – Overview – Mifepristone Proof-of-Concept Studies, Other Metabolic Disorders of our Annual Report on Form 10-K for the year ended December 31, 2012. We are pursuing other GR-II antagonists for this use. The compounds developed pursuant to our early clinical, preclinical and discovery research programs, including CORT 108297, may fail to become viable product candidates regardless of the resources we may dedicate to the program. Even if product candidates are identified, we may abandon further development efforts before we reach clinical trials or after expending significant expense and time conducting clinical trials due to financial constraints, concerns over the safety or efficacy of the product candidates, manufacturing difficulties or other reasons. Moreover, governmental authorities may enact new legislation or regulations that could limit or restrict our development efforts. If we are unable to successfully discover and commercialize new uses for GR-II antagonists, we may be unable to generate sufficient revenue to support our operations.

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

We have a limited history of operations and have focused primarily on clinical trials. We have begun to commercialize Korlym and, if the outcome of our clinical trials supports it, we plan to seek FDA regulatory clearance to market mifepristone for the treatment of the psychotic features of psychotic depression. Historically, we have funded our operations primarily from the sale of our equity securities. We have incurred losses in each year since our inception in 1998. As of March 31, 2013, we had an accumulated deficit of $258.7 million. We only began to sell our first commercial product, Korlym, in the United States in April 2012. Based on this limited experience marketing Korlym, it is difficult for us to predict the magnitude or timing of future product sales. We expect our research and development expenses to increase in connection with the clinical trials and other development activities for mifepristone for the psychotic features of psychotic depression and for other product candidates. We expect to incur significant expenses related to commercializing Korlym. As a result, we expect that our losses will increase at least until Korlym is generating material amounts of revenue. We are unable to predict the extent of any future losses or whether or when we will become profitable.

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

Pursuant to our Financing Agreement with Biopharma entered into in August 2012, we are obligated to make payments to Biopharma equal to 20 percent of our net product sales of Korlym, any future mifepristone-based products and our next-generation selective GR-II antagonists (Covered Products), subject to certain quarterly caps, as well as an un-capped 20 percent of any upfront, milestone or other contingent payments we receive with respect to Covered Products, until such payments to Biopharma total $45.0 million.

Pursuant to this agreement, we may not: (i) incur indebtedness greater than the sum of earnings before interest, taxes, depreciation and amortization, including such items as non-cash stock-based compensation, (EBITDA) for the four calendar quarters preceding such incurrence, which we refer to as the Indebtedness Covenant; (ii) pay a dividend or other cash distribution, unless we have cash and cash equivalents in excess of $50.0 million after such payment; (iii) amend or restate our certificate of incorporation or bylaws unless such amendments or restatements do not affect Biopharma’s interests under the transaction; and (iv) encumber any of the collateral securing our performance under the agreement.

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

Upon a Corcept change of control transaction, as defined in the agreement, Biopharma will be automatically entitled to receive any amounts not previously paid, up to our maximum repayment obligation of $45.0 million. As defined in the agreement, “Change of Control” includes, among other things, (i) a greater than 50 percent change in the ownership of Corcept, (ii) certain changes in Board composition of Corcept and (iii) the licensing of Korlym to a third party for sale in the United States.

To secure our obligations under the agreement, we granted Biopharma a security interest in our rights in patents, trademarks, trade names, domain names, copyrights, know-how and regulatory approvals related to the Covered Products, all books and records relating to the foregoing and all proceeds of the foregoing, which we refer to as the Collateral. If we (i) fail to deliver a royalty payment when due and do not remedy that failure within 30 days, (ii) fail to maintain a first-priority perfected security interest in the Collateral in the United States and do not remedy that failure within five business days of receiving notice of such failure or (iii) become subject to an event of bankruptcy, then Biopharma may attempt to recover up to $45.0 million (after deducting any payments we have already made).

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

To date, we own eleven issued U.S. method of use patents and have exclusively licensed three issued U.S. method of use patents. We have nine U.S. method of use patent applications pending for GR-II antagonists. We own three composition of matter patents and have two composition of matter patents application pending. We have applied, and will continue to apply, for patents covering our product candidates as we deem appropriate. We have also filed, where we deemed appropriate, foreign patent applications corresponding to our U.S. patents and applications.

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

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended May 1, 2013, our average daily trading volume was approximately 364,000 shares and the intra-day sales prices per share of our common stock on the NASDAQ Stock Market ranged from $1.27 to $4.55. As of May 1, 2013, our officers, directors and principal stockholders controlled approximately 36 percent of our common stock. The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

In addition, in March 2008, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge, under which we granted to Kingsbridge a warrant for the purchase of 330,000 shares of common stock. We terminated our CEFF with Kingsbridge effective August 7, 2012 and no further securities will be sold thereunder. However, under the registration rights agreement issued in connection with the CEFF, we are required to continue to use commercially reasonable efforts to maintain the effectiveness of the registration statement covering the shares sold under this agreement and to be issued upon the exercise of the warrant for a period of up to two years following the termination of the CEFF, subject to earlier termination on certain events. During this period, if the effectiveness of the registration statement lapses through actions that were within our control, we may be obligated to pay Kingsbridge for all shares issued upon exercise of the warrant and still owned by Kingsbridge at any time during the period of ineffectiveness the difference between (a) the volume weighted average price as of the day prior to the period of ineffectiveness and (b) the volume weighted average price as of the day following the period of ineffectiveness.

If we are required to pay significant amounts under these or future registration rights agreements, it could have a material adverse effect on our financial condition and ability to finance our operations.

Our officers, directors and principal stockholders, acting as a group, will be able to significantly influence corporate actions.

As of May 1, 2013, our officers, directors and principal stockholders control approximately 36 percent of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

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

Provisions in our charter and bylaws may delay or prevent an acquisition of us or a change in our management. Some of these provisions allow us to issue preferred stock without any vote or further action by the stockholders, require advance notification of stockholder proposals and nominations of candidates for election as directors and prohibit stockholders from acting by written consent. In addition, a supermajority vote of stockholders is required to amend our bylaws. Our bylaws provide that special meetings of the stockholders may be called only by our Chairman, President or the Board of Directors and that the authorized number of directors may be changed only by resolution of the Board of Directors. These provisions may prevent or delay a change in our Board of Directors or our management, which is appointed by our Board of Directors. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. Section 203 may prohibit large stockholders, in particular those owning 15 percent or more of our outstanding voting stock, from merging or combining with us. In addition, our payment obligations to BioPharma accelerate in the event of a change of control transaction. See “Risk Factors – Failure to meet our obligations under our Financing Agreement with Biopharma Secured Debt Fund II Sub, S.à r.l, could adversely affect our financial results and liquidity.” These provisions in our charter and bylaws and under Delaware law and the Financing Agreement could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2012).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2007).

10.1	Amendment to Manufacturing Agreement with Produits Chimiques Auxiliaires et de Synthese SA, dated February 21, 2013 (incorporated by reference to Exhibit 10.31 to the registrant’s Annual Report on Form 10-K filed on March 15, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

32.2	18 U.S.C. Section 1350 Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

101*	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) unaudited Condensed Balance Sheets at March 31, 2013 and December 31, 2012, (ii) unaudited Condensed Statements of Comprehensive Loss for the Three-Month Periods Ended March 31, 2013 and 2012, (iii) unaudited Condensed Statements of Cash Flows for the Three-Month Periods Ended March 31, 2013 and 2012, and (iv) Notes to Condensed Financial Statements.

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

CORCEPT THERAPEUTICS INCORPORATED

Date: May 8, 2013	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D.
Chief Executive Officer

Date: May 8, 2013	/s/ G. Charles Robb
G. Charles Robb
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2012).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2007).

10.1	Amendment to Manufacturing Agreement with Produits Chimiques Auxiliaires et de Synthese SA, dated February 21, 2013 (incorporated by reference to Exhibit 10.31 to the registrant’s Annual Report on Form 10-K filed on March 15, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

32.2	18 U.S.C. Section 1350 Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

101*	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) unaudited Condensed Balance Sheets at March 31, 2013 and December 31, 2012, (ii) unaudited Condensed Statements of Comprehensive Loss for the Three- Month Periods Ended March 31, 2013 and 2012, (iii) unaudited Condensed Statements of Cash Flows for the Three- Month Periods Ended March 31, 2013 and 2012, and (iv) Notes to Condensed Financial Statements.

*

Pursuant to Rule 406T of Regulation S-T, these XBRL data files are deemed furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.