Form 10-Q
period 2013-06-30
CORCEPT THERAPEUTICS INC
filed 2013-08-09
CIK 1088856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

On August 2, 2013 there were 99,814,250 shares of common stock outstanding at a par value of $0.001 per share.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED BALANCE SHEETS

(In thousands except per share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$72,220	$93,032
Trade receivables, net	855	557
Inventory	694	853
Prepaid expenses and other current assets	801	620

Total current assets	74,570	95,062
Strategic inventory	4,850	3,810
Property and equipment, net of accumulated depreciation	139	150
Other assets	128	144

Total assets	$79,687	$99,166

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,033	$3,804
Accrued clinical expenses	1,044	843
Accrued compensation	503	351
Other accrued liabilities	812	695
Long-term obligation – current portion	3,650	2,650
Deferred revenue	37	16

Total current liabilities	9,079	8,359
Long-term obligation, net of current portion	30,237	29,030
Commitments
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000 shares authorized and no shares outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, par value $0.001 per share, 280,000 shares authorized and 99,814 shares issued and outstanding at June 30, 2013 and December 31, 2012	100	100
Additional paid-in capital	310,858	308,283
Accumulated deficit	(270,587)	(246,606)

Total stockholders’ equity	40,371	61,777

Total liabilities and stockholders’ equity	$79,687	$99,166

The accompanying notes are an integral part of these condensed financial statements.

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Product sales, net	$1,891	$875	$3,608	$875
Operating expenses:
Cost of sales	23	48	43	48
Research and development	4,491	2,668	8,748	6,210
Selling, general and administrative	8,160	5,751	16,544	13,238

Total operating expenses	12,674	8,467	25,335	19,496

Loss from operations	(10,783)	(7,592)	(21,727)	(18,621)
Interest and other expense	(1,114)	(5)	(2,254)	(9)

Net loss and comprehensive loss	$(11,897)	$(7,597)	$(23,981)	$(18,630)

Basic and diluted net loss per share	$(0.12)	$(0.09)	$(0.24)	$(0.22)

Weighted average shares outstanding used in computing basic and diluted net loss per share	99,814	88,621	99,814	86,521

The accompanying notes are an integral part of these condensed financial statements.

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2013	2012
Operating activities
Net loss	$(23,981)	$(18,630)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	2,575	3,271
Accretion of interest expense	2,207	—
Amortization of debt financing costs	19	—
Depreciation and amortization of property and equipment	33	8
Changes in operating assets and liabilities:
Trade receivables	(298)	(355)
Inventory	(881)	(2,437)
Prepaid expenses and other current assets	(181)	(468)
Other assets	(3)	(228)
Accounts payable	(771)	624
Accrued clinical expenses	201	(4)
Accrued compensation and other liabilities	269	144
Deferred revenue	21	26

Net cash used in operating activities	(20,790)	(18,049)

Investing activities
Purchases of property and equipment	(22)	(41)

Cash used in investing activities	(22)	(41)

Financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	—	13,354

Net cash provided by financing activities	—	13,354

Net increase (decrease) in cash and cash equivalents	(20,812)	(4,736)
Cash and cash equivalents, at beginning of period	93,032	39,635

Cash and cash equivalents, at end of period	$72,220	$34,899

The accompanying notes are an integral part of these condensed financial statements.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Corcept Therapeutics Incorporated was incorporated in the state of Delaware in May 1998, and our facilities are located in Menlo Park, California. Corcept is a pharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of severe metabolic and psychiatric disorders. Since our inception, we have been developing our lead product, Korlym®. Mifepristone, the active ingredient in Korlym, is a potent competitive antagonist of the glucocorticoid receptor II (GR-II), which means that it competitively blocks the effects of cortisol throughout the body at one of its two receptors. In February 2012, the United States Food and Drug Administration (FDA) approved Korlym (mifepristone) 300 mg Tablets in the United States as a once-daily oral medication for treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. We released Korlym for sale in April 2012. We also have a clinical program for the use of mifepristone for the treatment of the psychotic features of psychotic depression. We are currently conducting a phase 3 study for this indication. In addition, we have discovered and patented three series of novel selective glucocorticoid receptor II (GR-II) antagonists. Unless otherwise stated, all references in these financial statements to “we,” “us,” “our,” “Corcept,” the “Company,” “our company” and similar designations refer to Corcept Therapeutics Incorporated.

The accompanying unaudited condensed balance sheet as of June 30, 2013 and the condensed statements of comprehensive loss and condensed statements of cash flows for the three- and six-month periods ended June 30, 2013 and 2012 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2012 has been derived from audited financial statements at that date.

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

Cash and Cash Equivalents

We invest our cash in bank deposits, money market accounts, corporate debt securities and obligations of the U.S. government and U.S. government sponsored entities. We consider all highly liquid investments purchased with maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost. As of June 30, 2013 and December 31, 2012, all of our funds were invested in cash and cash equivalents that consist of a money market fund maintained at a major U.S. financial institution.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

Credit Risks and Concentrations

We have a concentration of credit risk related to our cash and cash equivalents. We are exposed to credit risk in the event of default by the financial institutions holding these funds to the extent of the amount recorded on our balance sheet. We mitigate this risk by investing in a money market fund that invests primarily in short-term U.S. Treasury notes and bills. We experienced no loss or lack of access to cash and cash equivalents in our operating or investment accounts during the three- and six-month periods ended June 30, 2013 and 2012.

Since the commercialization of Korlym in April 2012, we have been exposed to credit risk in regard to our trade receivables. From the launch of Korlym through June 30, 2013, approximately 97% of our sales were to one specialty pharmacy customer, from whom we have fully collected all receivables. As discussed in Note 5, Significant Agreements – Specialty Pharmacy for Korlym, we have transitioned all of our specialty pharmacy business to a new provider, Centric Health Resources, Inc. (Centric). Among other services, Centric will dispense Korlym to patients for us, with title to the medicine passing from us to the patient upon patient’s receipt of the drug. Accordingly, our receivables risk will be spread among various third-party payors – pharmacy benefit managers, insurance companies and government programs – and individual patients. We extend credit to third-party payors based on their creditworthiness. We monitor our exposure and will record a reserve against uncollectible trade receivables as necessary.

We also have a concentration of risk in regard to the manufacture of our product. As of June 30, 2013, we had one tablet manufacturer for Korlym with an operational facility, AAI Pharma (AAI), which was approved by the FDA in November 2012 for the manufacture of our commercial tablets. We are currently in negotiations for a commercial manufacturing agreement with AAI Pharma. Our original tablet manufacturer, PharmaForm, which has been acquired by Formex LLC (Formex), has temporarily suspended manufacturing operations to relocate to a new facility for which it will need to obtain FDA approval. If Formex is not able to qualify their new site or if AAI Pharma is unable to prepare Korlym tablets in the quantities and time frame required, we may not be able to manufacture our product in a timely manner. In addition, we have a single-source manufacturer of mifepristone, the active pharmaceutical ingredient (API), in Korlym. In order to mitigate these risks related to the manufacture of our product, we placed strategic orders for additional quantities of mifepristone API during 2012 and had our original tablet manufacturer, Formex, prepare additional batches during the summer of 2012 before the closure of their qualified manufacturing site.

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

Trade Receivables, net

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

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

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

The amount shown as the current portion of the obligation is an estimate of the total amount under the Financing Agreement that would be paid to Biopharma within twelve months following June 30, 2013. Under the Financing Agreement, our first payment to Biopharma was not due until July 2013.

See Note 4, Long-term Obligation, for additional information regarding this agreement.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

Net Product Sales

From its initial launch in April 2012 through June 30, 2013, we have been selling Korlym to a specialty pharmacy and a specialty distributor, which subsequently resell Korlym to patients and healthcare providers. Korlym is not available in retail pharmacies. As discussed in Note 5, Significant Agreements – Specialty Pharmacy for Korlym, Centric, the specialty pharmacy we began using July 1, 2013, operates on a consignment basis, without carrying any Korlym inventory. Accordingly, all of our sales through Centric will be made directly to patients.

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

Trade Allowances: Through June 30, 2013, we have offered our specialty pharmacy and specialty distributor customers a discount on Korlym sales for payment within 30 days. We also offered them a small discount for the provision of data services. We expected these customers to earn these discounts and, accordingly, deducted them in full from gross product revenues and trade receivables at the time we recognized such revenues. Because of our change in specialty pharmacies, we no longer offer a prompt-payment discount.

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

Sales Returns: Our specialty pharmacy and specialty distribution customers have had the right to return Korlym beginning six months before the labeled expiration date and ending 12 months after the labeled expiration date. This right of return is extended to our specialty distributor channel’s hospital customers who, generally, have the right to return only unopened bottles. Individual patients do not have the right to return product. We have the right to resell returned product, provided the bottles have not been opened or damaged and the product has not expired. The expiration date for the Korlym product sold to date will not occur until May 2014. We estimate the amount of Korlym that we believe will be returned and deduct that estimated amount from gross revenue at the time we recognize such revenue. When estimating future returns, we analyze quantitative and qualitative information including, but not limited to, actual return rates, the amount of product in the distribution channel, the expected shelf life of such product, current and projected product demand, the introduction of competing products that may erode demand, and broad economic and industry-wide indicators. If we cannot reasonably estimate product returns with respect to a particular sale, we defer recognition of revenue from that sale until we can make a reasonable estimate.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

See Note 5, Significant Agreements – Specialty Pharmacy for Korlym, for additional information regarding our new specialty pharmacy agreement signed in May 2013 with Centric Health Resources, Inc. (Centric), termination of our previous agreement with CuraScript Specialty Pharmacy (CuraScript) and the product return reserve recorded as of June 30, 2013 as a result of termination of our CuraScript agreement. Because Centric operates on a consignment model and does not carry inventory, our future exposure to product returns will be limited to the specialty distributor channel and is not expected to be material.

Cost of Sales

Cost of sales includes the cost of product (the cost to manufacture Korlym, which includes material, third-party manufacturing costs and indirect personnel and other overhead costs) based on units for which revenue is recognized in the current period, as well as costs of stability testing, logistics and distribution of the product. We began capitalizing Korlym production costs as inventory following approval by the FDA in February 2012. Prior to receiving FDA approval for Korlym, we expensed all costs related to the manufacturing of the product as incurred; we classified these costs as research and development expense. A portion of the product manufactured prior to FDA approval is available for us to use commercially.

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

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

2.	Fair Value

As of June 30, 2013 and December 31, 2012, we had invested our financial assets in a money market fund that can be converted to cash at par on demand. We measured these funds, which totaled $72.2 million and $92.5 million as of June 30, 2013 and December 31, 2012, respectively, at fair value, which approximates cost, as of the respective dates and classified them as Level 1 assets in the fair value hierarchy for financial assets.

There were no realized gains or losses on investments during the three- and six-month periods ended June 30, 2013 and 2012. The cost of securities sold is determined based upon specific identification.

3.	Composition of Certain Balance Sheet Items

Inventory

The composition of inventory was as follows (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$4,315	$3,478
Work in progress	1,217	1,165
Finished goods	12	20

Total inventory	5,544	4,663
Less strategic inventory classified as non-current	(4,850)	(3,810)

Total inventory classified as current	$694	$853

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

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Professional fees	$363	$311
Commercialization costs	226	159
Government rebates	99	78
Legal fees	39	31
Other	85	116

	$812	$695

4.	Long-Term Obligation

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

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

Under the terms of the Financing Agreement, our payments are entirely variable, with no fixed minimums. If there are no net sales, upfront, milestone or other contingent payments in a period with respect to Covered Products, then no payment will be due for that period.

We are obligated to make payments as follows:

•

20 percent of our net product sales of Covered Products, beginning with the calendar quarter ended June 30, 2013, subject to quarterly payment caps of $2.25 million during 2013, $3.0 million during 2014, and $3.75 million during 2015. There is no quarterly cap on payments with respect to net product sales in 2016 and later.

•	20 percent of payments received for upfront, milestone or other contingent fees under co-promotion and out-license agreements for Covered Products (without application of quarterly caps).

•

The percentage used to calculate our payments to Biopharma would increase to 50 percent and any applicable payment caps would lapse if we (i) fail to provide Biopharma with certain information regarding our promotion and sales of Covered Products, (ii) do not devote a commercially reasonable amount of resources to the promotion and marketing of the Covered Products or (iii) violate the indebtedness covenant by incurring indebtedness greater than the sum of earnings before interest, taxes, depreciation and amortization, including such items as non-cash stock-based compensation, for the four calendar quarters preceding such incurrence and, in each case, fail to cure within the applicable cure period.

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

The cash payment of $30.0 million received from Biopharma was recorded as a long-term obligation at issuance. As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, Long-term Obligation, we make estimates of the timing of payments during the term of this agreement for purposes of calculating the expected rate of return to Biopharma, the accretion of related interest expense and the current portion of our obligation. Interest expense of $1.1 million for three-month period ended June 30, 2013, $2.2 million for the six-month period ended June 30, 2013 and total accreted interest of $3.9 million for the period from August 16, 2012, the date of funding of the Financing Agreement, through June 30, 2013, was calculated based on the internal interest rate to Biopharma that would result from these assumed payment streams. Korlym has only been marketed since April 2012 and the magnitude and timing of Korlym revenue is difficult to predict. Therefore, these estimates and assumptions are subject to significant variability and are likely to change as we gain experience marketing Korlym. The timing of payment amounts will be based on actual Korlym Receipts recorded in the financial statements over the term of this agreement and may differ from these estimates. While changes in the timing of Korlym revenue may affect the timing of recognition of interest expense and the split between the current and long-term portions of the obligation at any balance sheet date, the aggregate amount to be repaid to Biopharma is fixed.

The carrying value of the long-term obligation was $33.9 million and $31.7 million as of June 30, 2013 and December 31, 2012, respectively, including accreted interest of $3.9 million and $1.7 million, respectively. The

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

long-term obligation, including accrued interest, is presented on the balance sheet in two components; the Long-term obligation—current portion, which equates to the estimated amount due under the agreement to be paid within twelve months following the balance sheet date, and the remaining amount, which is included in Long-term obligation, net of current portion. The following table provides a summary of the payment obligations under the Financing Agreement as of June 30, 2013 and December 31, 2012, utilizing the payment assumptions discussed above.

	June 30, 2013	December 31, 2012
	(in thousands)
Total repayment obligation	$45,000	$45,000
Less interest to be accreted in future periods	(11,113)	(13,320)
Less current portion	(3,650)	(2,650)

Long-term obligation, net of current portion	$30,237	$29,030

The estimated fair value of the long-term obligation, as measured using Level 3 inputs based upon available information regarding similar arrangements, approximates the carrying amounts as presented on the balance sheet as of June 30, 2013 and December 31, 2012.

We capitalized $140,000 of issuance costs related to the Financing Agreement, which are being amortized over the estimated term of the obligation, based on the assumptions discussed above. At June 30, 2013 and December 31, 2012, the unamortized issuance costs were $104,000 and $124,000, respectively, and are included in other assets on our balance sheets.

In accordance with the terms of the Financing Agreement, our first payment to Biopharma was made in July 2013 in the amount of approximately $378,000.

5.	Significant Agreements – Specialty Pharmacy for Korlym

On May 21, 2013, we entered into a services agreement with Centric Health Resources, Inc. (Centric) to provide exclusive specialty pharmacy and patient services programs for Korlym beginning July 1, 2013. Under the terms of this agreement, Centric will act as the exclusive specialty pharmacy distributor of Korlym in the United States, subject to certain exceptions. Among other services, Centric will provide services related to pharmacy operations; patient intake, access and reimbursement; patient support; claims management and accounts receivable; and data and reporting.

We will provide Korlym to Centric, which it will dispense to patients. Centric will not take title to the product, which will pass directly from us to the patient at the time the patient receives the medicine.

The initial term of the agreement is a period of three years, with successive automatic renewal terms of three years unless either party gives at least 180 days’ prior notice of non-renewal.

The Agreement contains customary termination provisions, representations, warranties and covenants. Subject to certain limitations, we have agreed to indemnify Centric for certain third party claims related to the product, and we have each agreed to indemnify the other for certain breaches of representations, warranties, covenants, and other specified matters.

As of May 20, 2013, we gave notice to CuraScript, our previous specialty pharmacy provider, of our intent to terminate our agreement with them effective July 20, 2013. As of June 30, 2013, we recorded a return reserve estimate of $300,000 for inventory that CuraScript had purchased from us but now has the right to return as a result of this termination. This amount is reflected as an adjustment to net revenue in our Statement of Comprehensive Loss for the three- and six-month periods ended June 30, 2013. In the future, our exposure to product returns will be limited to the specialty distributor channel and is not expected to be material.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

6.	Stock Option Plans

We have three stock option plans – the 2000 Stock Option Plan (the 2000 Plan), the 2004 Equity Incentive Plan (the 2004 Plan) and the 2012 Incentive Award Plan (the 2012 Plan).

The following table provides a summary of non-cash stock-based compensation. All figures are in thousands.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Research and development	$157	$138	$305	$256
Selling, general and administrative	1,108	744	2,270	3,015

Total non-cash stock-based compensation	$1,265	$882	$2,575	$3,271

The data in the table above for the six-month period ended June 30, 2012 includes $1.3 million of non-cash stock-based compensation expense, classified as selling, general and administrative expense, related to performance-based stock option awards to officers that vested in February 2012 upon the FDA approval of our first commercial product. All other stock-based compensation in the periods presented relates to service-based option awards.

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

	June 30,
	2013	2012
Stock options outstanding	14,494	10,700
Warrants outstanding	8,904	9,026

Total	23,398	19,726

8.	Subsequent Events

On August 1, 2013, we extended our agreement with Produits Chimiques Auxiliaires et de Synthese SA (PCAS) for the manufacture of mifepristone, the active pharmaceutical ingredient (API) in Korlym through September 30, 2013 under the same terms as the original agreement. We are currently in discussions for a new contract to continue the relationship thereafter.

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

Since our inception in May 1998, we have been developing mifepristone, a potent competitive glucocorticoid receptor II (GR-II) antagonist. In February 2012, the FDA approved Korlym™ (mifepristone) 300 mg Tablets in the United States as a once-daily oral medication for treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. We began making the drug available to patients in the United States in April 2012. We also have an on-going phase 3 study of mifepristone, the active ingredient in Korlym, for treatment of the psychotic features of psychotic depression. We have discovered and patented three series of novel selective GR-II antagonists.

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

The FDA approval of Korlym allows us to market Korlym in the United States for its approved indication. Since Korlym’s approval in February 2012, we have been carrying out our commercialization plans, including deploying medical science liaisons (MSLs) and sales representatives. We have also developed digital marketing capabilities and patient assistance programs to support physicians and patients. Korlym first became available to patients in April 2012. We finished hiring our team of MSLs in the third quarter of 2012. Our sales representatives received their initial training and were deployed to the field in the fourth quarter of 2012.

We have Orphan Drug Designations for Korlym from the FDA for the approved indication and from the European Commission for the treatment of endogenous Cushing’s syndrome. Orphan Drug Designation in the United States is a special status granted by the FDA to encourage the development of treatments for diseases or conditions that affect fewer than 200,000 patients in the United States. Drugs that receive Orphan Drug Designation obtain seven years of marketing exclusivity for the approved indication from the date of drug approval, as well as tax credits for clinical trial costs, marketing application filing fee waivers and assistance from the FDA in the drug development process. Benefits of Orphan Drug Designation in the EU are similar to those in the United States, but include ten years of marketing exclusivity for the approved indication in all 28 member states, free scientific advice during drug development, access to a centralized review process and a reduction or complete waiver of fees levied by the European Medicines Agency (EMA). The EMA has accepted our plan to study the use of Korlym in children with Cushing’s syndrome. We expect that the completion of this study will extend our period of marketing exclusivity by two years in the EU. We plan to file our Marketing Authorization Application request to the EMA in the fourth quarter of 2013.

In May 2013, we entered into an agreement with IDIS Limited (IDIS) to distribute Korlym on a named-patient basis in all countries outside of the United States. A named-patient program provides access to drugs for a single patient or group of patients in countries where they are not commercially available. Products offered through such a program can be investigational or can be approved in one country but not the patient’s home country. Regulations covering named-patient programs vary by country. IDIS’s right to distribute Korlym in a particular country will terminate automatically upon Korlym’s approval by regulatory authorities in that country and its availability there on a commercial basis. IDIS received approval from the Medicines Healthcare Products Regulatory Agency to distribute Korlym on a named-patient basis in July 2013.

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

As expected, the group of patients who took 1200 milligrams (mg) of mifepristone in Study 06 developed higher average drug plasma levels than did the groups of patients who received lower doses. Further, there was no discernible difference in the incidence of adverse events between patients who received placebo in Study 06 and those who received 300 mg, 600 mg or 1200 mg of mifepristone in that study. In August 2011, we published our analysis of these data in The Journal of Clinical Psychopharmacology. Based on this information, we are testing a mifepristone dose of 1200 mg once per day for seven days in Study 14.

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

Enrollment in Study 14 is ongoing. In mid-2009, to conserve financial resources, we reduced the number of clinical sites in this study to eight and extended the timeline for its completion. In the fourth quarter of 2012, we began adding clinical sites and had 27 active sites as of August 2, 2013. We expect to perform an interim analysis of data from this study and report results of that analysis in the third quarter of 2014.

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

Historically, we have financed our operations and internal growth primarily through private placements of our preferred and common stock, the public sale of common stock and through our Financing Agreement with Biopharma, rather than through collaborative or partnership agreements.

As of June 30, 2013, we had an accumulated deficit of $270.6 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for mifepristone, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing process development and regulatory activities, as well as selling, general and administrative expenses, including the commercial launch of Korlym. We may continue to incur net losses over at least the next few years as we continue our mifepristone and selective GR-II antagonist discovery and clinical development programs, apply for regulatory approvals, acquire and / or develop treatments in other therapeutic areas, establish sales and marketing capabilities and expand our operations.

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

In April 2012, we made Korlym commercially available in the United States through a specialty pharmacy that sold to individual patients and a specialty distributor that sells to hospital pharmacies. For the three- and six-month periods ended June 30, 2013, we recognized $1.9 million and $3.6 million, respectively, in net product sales compared to $875,000 for each of the three- and six-month periods ended June 30, 2012. To calculate net product sales, we deducted from gross sales estimates of prompt-pay discounts, distribution service fees, rebates and chargebacks owed to government payors and patient assistance program costs, which amounts are not material for any of the periods presented.

As of July 1, 2013, we began dispensing Korlym through a new specialty pharmacy and our prior specialty pharmacy reduced its inventory of Korlym tablets by (i) purchasing fewer tablets than it dispensed during the second quarter of 2013, which resulted in $100,000 less in net product sales then if inventory levels had not changed and (ii) returning the tablets that it did not dispense, which reduced net product sales by an additional $300,000. (See Note 5, Significant Agreements – Specialty Pharmacy for Korlym, in the footnotes to the financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.)

Because Centric operates on a consignment basis and does not carry inventory, Korlym sales during the third quarter of 2013 and thereafter will be recorded when the product is dispensed to patients. Our future exposure to product returns will be limited to the specialty distributor channel and is not expected to be material.

Based on our limited experience marketing Korlym, it is difficult for us to forecast its sales for any future periods.

Cost of sales – Cost of sales includes the cost to manufacture Korlym (which includes material, third-party manufacturing costs and indirect personnel and other overhead costs) based on units sold in the current period, as well as the cost of stability testing and distribution. We began capitalizing Korlym production costs as inventory following approval by the FDA to market Korlym in February 2012. Prior to Korlym’s approval, we expensed all costs related to the manufacturing of product (including stability costs and manufacturing overhead) as incurred, classifying these costs as research and development expense. A portion of the product manufactured prior to FDA approval is available for us to use commercially.

Cost of sales was $23,000 and $43,000, respectively, for the three- and six-month periods ended June 30, 2013, which equals 1.2 percent of net product sales for each of the periods. Cost of sales was $48,000 for the three- and six-month periods ended June 30, 2012, which represented 5.5 percent of net product sales for those periods. The majority of these costs during all periods presented related to distribution costs and stability testing. The amount and timing of stability testing varies from period to period as determined by FDA regulations and our production schedule and is not a fixed percentage of our sales volumes. In addition, the cost of manufacturing Korlym reflected in our cost of sales in 2012 and 2013, and for some period thereafter, will not reflect the full cost of production because we have previously expensed the majority of the raw materials, labor and overhead costs incurred to produce the product sold during this period. We expect that our cost of sales of Korlym as a percentage of net product sales will fluctuate from period to period during 2013 and for some time thereafter as product manufactured prior to FDA approval, which is already fully expensed, is consumed.

Research and development expenses – Research and development expenses include 1) the personnel costs related to our development activities, including facilities costs and non-cash stock-based compensation, 2) the costs of discovery research, 3) costs associated with IND-enabling activities and pre-clinical studies, 4) costs of clinical trials, including trial preparation, enrollment, site monitoring and data management and analysis expenses, 5) regulatory costs, 6) the costs of manufacturing development, including the development and activities to qualify a second tablet manufacturing site, 7) the costs of manufacture and / or acquisition of clinical trial materials and material used in registration and validation batches included in the regulatory submissions and 8) other costs associated with the preparation and prosecution of the regulatory submissions related to Korlym or other product candidates.

Research and development expenses increased 68 percent to $4.5 million for the three-month period ended June 30, 2013 from $2.7 million for the comparable period in 2012. For the six-month period ended June 30, 2013, research and development expenses increased 41 percent to $8.7 million from $6.2 million for the comparable period in 2012.

During the three-month period ended June 30, 2013, as compared to the corresponding period in 2012, there was an increase of $395,000 in staffing and consultancy costs due to increased resources to support the increased activities in connection with the psychotic depression study and other research and development activities. During the six-month period ended June 30, 2013, as compared to the corresponding period in 2012, there was a net decrease of $67,000 in staffing and consultancy costs primarily because the first quarter of 2012 included cash bonuses awarded on FDA approval of Korlym to employees working in research and development in the amount of $474,000, including related payroll taxes. After adjusting for the effect of these bonuses, there was a net increase of $407,000 in staffing and consulting costs between the periods.

Clinical trial costs related to our phase 3 product candidates reflected net increases of $361,000 and $804,000, respectively, during the second quarter and first half of 2013, as compared to the corresponding periods of 2012. During the three- and six-month periods ended June 30, 2013 as compared to the corresponding periods in 2012, there were increases of $1.0 million and $1.7 million, respectively, related to our phase 3 study with mifepristone for the treatment of psychotic depression, which were partially offset by decreases of $555,000 and $693,000, respectively, related to drug-drug interaction and other NDA-supportive studies with Korlym and decreases of $97,000 and $244,000, respectively, related to the clinical trials with Korlym in the treatment of Cushing’s syndrome.

During the three-month period ended June 30, 2013, as compared to the corresponding period in 2012, there were also increases of $738,000 related to research and development efforts regarding our new GR-II antagonists and $184,000 related to other products. During the six-month period ended June 30, 2013, as compared to the corresponding period in 2012, there were also net increases of $994,000 related to research and development efforts regarding our new GR-II antagonists, $435,000 related to other products and $220,000 in research grants to further basic scientific research regarding GR-II antagonism.

Below is a summary of our research and development expenses by major project:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Project	2013	2012	2013	2012
	(in thousands)		(in thousands)
Development programs:
Psychotic Depression	$1,697	$373	$3,204	$896
Cushing’s syndrome	765	823	1,303	2,238
Selective GR-II antagonists	1,385	593	2,848	1,664
Unallocated activities, including NDA supportive studies and manufacturing, regulatory and pre-clinical activities	487	741	1,088	1,156
Stock-based compensation	157	138	305	256

Total research and development expense	$4,491	$2,668	$8,748	$6,210

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

For the three-month period ended June 30, 2013, selling, general and administrative expenses increased 42 percent to $8.2 million from $5.8 million for the comparable period in 2012. For the six-month period ended June 30, 2013, selling, general and administrative expenses increased 25 percent to $16.5 million from $13.2 million for the comparable period in 2012.

During the three-month period ended June 30, 2013, as compared to the corresponding period in 2012, there was a net increase of $664,000 in staffing and consultancy costs, which included an increase of $364,000 related to non-cash stock-based compensation costs. During the six-month period ended June 30, 2013, as compared to the corresponding period in 2012, staffing and consultancy costs reflected a net decrease of $1.1 million. The six-month period ended June 30, 2012 included $1.6 million related to cash bonuses awarded to employees and officers working in selling, general and administrative functions and $1.3 million of non-cash stock-based compensation related to awards that vested in February 2012 upon the FDA approval of Korlym. After adjusting for these items, there was a $1.8 million increase in staffing and consultancy costs during the period as compared to 2012, due primarily to additional resources necessary to commercialize Korlym, of which $577,000 represented increases in non-cash stock-based compensation costs.

During the three- and six-month month periods ended June 30, 2013, as compared to the corresponding periods of 2012, there were increases in other professional services costs related to commercialization activities of $1.2 million and $2.5 million, respectively, which included $652,000 and $1.2 million, respectively, related to our contracted sales force and $640,000 and $676,000, respectively, related to market research and marketing materials. In addition, there were increases of $704,000 and $2.0 million between the respective periods in other support costs, such as education, training and conference costs, medical education grants and donations, facilities and technology costs, travel and fleet vehicle costs, legal, insurance and other service fees.

We expect that selling, general and administrative expenses will increase during the remainder of 2013 as compared to 2012 in regard to activities directly associated with product commercialization. The level of selling, general and administrative activities and related expenses in 2014 and future years will be largely dependent on our assessment of the staff and other services necessary to support product commercialization and our continued clinical development activities and the availability of additional funds. See also, “Liquidity and Capital Resources.”

Interest and other expense – Interest and other expense for the three- and six-month periods ended June 30, 2013 was $1.1 million and $2.3 million, respectively, as compared to $5,000 and $9,000, respectively, for the comparable periods in 2012. These increases were primarily due to the inclusion in the three- and six-month periods ended June 30, 2013 of interest expense related to our Financing Agreement with Biopharma, which was entered into in August 2012, subsequent to the comparable periods in 2012. Interest expense will increase during the remainder of 2013, as compared to 2012, due to the inclusion of interest on the long-term obligation during the full year of 2013.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands, except for per share data)
GAAP net loss	$(11,897)	$(7,597)	$(23,981)	$(18,630)
Significant non-cash expenses:
Stock-based compensation
Research and development	157	138	305	256
Selling, general and administrative	1,108	744	2,270	3,015

Total stock-based compensation	1,265	882	2,575	3,271
Accretion of interest expense related to long-term obligation	1,092	—	2,207	—

Non-GAAP net loss, as adjusted for significant non-cash expenses	$(9,540)	$(6,715)	$(19,199)	$(15,359)

GAAP basic and diluted net loss per share	$(0.12)	$(0.09)	$(0.24)	$(0.22)

Non-GAAP basic and diluted net loss per share, as adjusted for significant non-cash expenses	$(0.10)	$(0.08)	$(0.19)	$(0.18)

Shares used in computing basic and diluted net loss per share	99,814	88,621	99,814	86,521

Liquidity and Capital Resources

We have incurred operating losses since inception, and at June 30, 2013, we had an accumulated deficit of $270.6 million. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities and our Financing Agreement with Biopharma to fund our operations.

At June 30, 2013, we had cash and cash equivalents of $72.2 million, compared to $93.0 million at December 31, 2012. Net cash used in operating activities for the six-month periods ended June 30, 2013 and 2012 was $20.8 million and $18.0 million, respectively. We used cash in each period primarily for the commercialization of Korlym and for research and development activities.

We expect cash used in operating activities will increase during the remainder of 2013 as compared to spending levels in 2012 due to the continued commercialization of Korlym, the continuation and scale-up of our phase 3 clinical trial of mifepristone for the treatment of psychotic depression and the continued development of our selective GR-II antagonists, which will be only partially offset by sales of Korlym. We expect our funding requirements for operating activities may increase in 2014 and possibly beyond as costs associated with the continuation of our development program for Cushing’s syndrome, continuation and expansion of our development programs for psychotic depression and our selective GR-II antagonists, research activities, commercial activities and selling, general and administrative expenses may be only partially offset by revenues from sales of Korlym. In addition, in accordance with the Biopharma Financing Agreement, our first payment to Biopharma was made in July 2013 in the amount of approximately $378,000; future individual payment amounts will be variable.

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

Contractual Obligations and Commercial Commitments

Our contractual payment obligations and purchase commitments as of December 31, 2012 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, and have not changed materially during the six months ended June 30, 2013.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. During the three months ended June 30, 2013, we did not make any significant changes to our critical accounting policies and estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss. As of June 30, 2013, the fair value of our cash and cash equivalents was $72.2 million and consisted primarily of money market funds maintained at major U.S. financial institutions. To minimize our exposure to interest rate risk, we have limited the maturities of our investments to less than two years with an average maturity not to exceed one year. Due to the short-term nature of these instruments, a 10% increase or decrease in market interest rates would not have a material impact on the total value of our portfolio as of June 30, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We depend heavily on the success of Korlym, which we began to sell in the United States in April 2012. If we are unable to increase revenues of Korlym to the levels that we or investors expect, or experience significant delays in doing so, our stock price will likely decline.

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

In October 2011, the European Commission granted us Orphan Drug Designation for Korlym for the treatment of endogenous Cushing’s syndrome (hypercortisolism) in the EU. Benefits of Orphan Drug Designation in the EU are similar to those in the United States, but include ten years of marketing exclusivity for the approved indication in all 28 member states, free scientific advice during drug development, access to a centralized review process and a reduction or complete waiver of fees levied by the European Medicines Agency (EMA). The EMA has accepted our plan to study the use of Korlym in children with Cushing’s syndrome which we expect will, upon completion, extend our period of marketing exclusivity by two years in the EU. We plan to file our Marketing Authorization Application request to the EMA in the fourth quarter of 2013.

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

Notwithstanding Korlym’s Orphan Drug Designation in both the United States and the EU, in 2012 Novartis received approval in both jurisdictions to market its somatostatin analogue Signifor for adult patients with Cushing’s disease (a subset of Cushing’s syndrome that afflicts approximately 70 percent of all Cushing’s syndrome patients) for whom pituitary surgery is not an option or has not been curative. Novartis also announced that is undertaking an investigational study of an experimental compound (LC1699) to see whether it can safely reduce the level of urinary free cortisol in patients with Cushing’s disease and to examine the compound’s safety and efficacy. Novartis has substantially more resources and experience than we do and may provide significant competition.

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

We will experience competition from Novartis, which has begun marketing Signifor (pasireotide), an injectable somatostatin analogue, in the United States and the EU for the treatment of adult patients with Cushing’s disease (a subset of the patients with Cushing’s syndrome) for whom pituitary surgery is not an option or has not been curative.

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

If we cannot continue to obtain acceptable prices or adequate coverage and reimbursement for Korlym from third-party payors, we will be unable to generate significant revenues.

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

In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. In August 2011, the Budget Control Act of 2011 among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2 percent per fiscal year. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. On March 1, 2013, the President signed an executive order implementing sequestration, and on April 1, 2013, the 2% Medicare payment reductions went into effect. Among other things, the ATRA also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

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

To achieve commercial success for any approved product, we must either continue to develop sales and marketing capabilities internally or enter into arrangements with third parties to market and sell our current and future products, and we may not be successful in doing so. We continue to hire experienced field and internal personnel to commercialize Korlym in the United States, which is expensive and time consuming. Any failure or delay in the development or failure to maintain effectively our internal capabilities for the marketing and sales of Korlym would adversely impact the commercialization of the product. If our efforts to develop an internal commercial marketing and sales team are not successful, cost-effective and timely, we may not achieve profitability.

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

We have only one approved manufacturer of Korlym’s API, with whom our agreement expires in September 2013. We intend to continue the relationship and are in the process of negotiating a new agreement. We have a memorandum of understanding with a second API manufacturer. However, there are no activities currently being conducted at this second manufacturer’s site to develop or qualify the manufacturing processes or facilities and we did not request approval of material produced by this second manufacturer when we submitted our NDA for Cushing’s syndrome.

We have an agreement with a tablet manufacturer that we included in our NDA submission for Korlym. This tablet manufacturer has temporarily suspended commercial production while it undergoes legal reorganization and relocates to, and seeks regulatory approval to begin operation of, a new facility. In November 2012, the FDA approved our second Korlym tablet manufacturer as a qualified site for the manufacture of Korlym tablets, with whom we are now negotiating a commercial supply agreement. We cannot assure you that our tablet suppliers will be able or willing to meet our future demands. If our original tablet manufacturer is not able to qualify its new site or if our second Korlym tablet manufacturer is unable to prepare Korlym tablets in the quantities and time frame required, we may not be able to manufacture our product in a timely manner. If our suppliers were to fail to manufacture tablets on a timely basis in the quantities that we require, or fail to maintain manufacturing capabilities that meet FDA standards, we would likely experience a lengthy delay in our manufacturing processes.

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

Some states, such as California, Connecticut, Massachusetts, Minnesota, Nevada, Vermont and Washington, as well as the District of Columbia, mandate implementation of commercial compliance programs to ensure compliance with these laws and/or the tracking and reporting of gifts, compensation, and other remuneration to physicians and certain other designated health care professionals.

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

During screening for Study 14, there has been a higher than anticipated incidence of potential patients who do not meet appropriate criteria for entrance into the trial for diagnostic and other clinical reasons. Although we believe that this is the result of improved accuracy in the screening process resulting from the use of the MedAvante centralized rating services as an additional step in the selection of patients appropriate for inclusion in the study, MedAvante’s diagnostic screening may not actually improve trial performance. In addition, in mid-2009, in order to lower expenses and to conserve financial resources, we scaled back our planned rate of spending on this trial and extended the timeline for its completion. We have increased the number of clinical sites from eight to 27 sites as of August 2, 2013, which will increase our rate of spending on the trial, with an unknown effect on the likelihood of success.

In order to meet our goal of enrolling a sufficient number of patients in Study 14 to perform a successful interim analysis and report the results of that analysis in the third quarter of 2014, we will need to maintain the current pace of enrollment which will be costly and may not be successful.

The pace of enrollment in Study 14 is subject to a number of factors, including our ability to identify, qualify and enlist new trial sites, our ability to identify potential study subjects and enroll them in the trial, and the ability and willingness of patients in the trial to complete the study protocol. Furthermore, we will need to work with our existing third-party service providers and may need to retain additional personnel to support our effort to increase the rate of Study 14 enrollment, which will be costly, and we may not be successful in these efforts. Finally, even if we succeed in maintaining the rate of enrollment in Study 14, this will not necessarily allow us to demonstrate the efficacy of the medicine.

If we conduct an interim analysis of the data from Study 14, the results may not show efficacy. If the interim results are inconclusive and we continue the study, conducting an interim analysis will make achieving a positive result more difficult.

If we choose to perform an interim analysis of the data from Study 14, its results may be negative or inconclusive. If they are negative, then we will terminate the trial and either incur the substantial additional expense and delay of undertaking a new trial, or discontinue the study of mifepristone for the psychotic features of psychotic depression, which may reduce our future revenue. If the results are inconclusive, and we choose to continue the trial, we will incur additional expense and delay the possibility of our obtaining regulatory approval of a treatment for this disease.

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

To develop additional potential sources of revenue, we believe that we must identify and develop additional product candidates. We own or have exclusively licensed issued U.S. patents covering the use of GR-II antagonists to treat psychotic depression, mild cognitive impairment, weight gain due to treatment with antipsychotic medication, stress disorders, early dementia, delirium, gastroesophageal reflux disease, Down’s Syndrome, catatonia, psychosis associated with cocaine addiction, psychosis associated with Interferon-alpha therapy, migraine headaches, and to increase the therapeutic response to ECT. In addition, we have eight U.S. method of use patent applications covering GR-II antagonists for the treatment of a number of other metabolic and psychiatric disorders, four U.S. composition of matter patents covering specific GR-II antagonists, and two additional U.S. composition of matter patent applications are pending. We have also filed patent applications in the major international markets.

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

We only have significant clinical experience with mifepristone and we may determine that mifepristone is not desirable for uses other than for the treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery and, potentially, for the psychotic features of psychotic depression. For example, we do not intend to develop mifepristone for mitigation of the weight gain associated with the use of Zyprexa, Risperdal or other atypical antipsychotics, even though we have reported positive results in the proof of concept studies described in Part I, Item 1, Business – Overview – Mifepristone Proof-of-Concept Studies, Other Metabolic Disorders of our Annual Report on Form 10-K for the year ended December 31, 2012. We are pursuing other GR-II antagonists for this use. The compounds developed pursuant to our early clinical, preclinical and discovery research programs may fail to become viable product candidates regardless of the resources we may dedicate to the program. Even if product candidates are identified, we may abandon further development efforts before we reach clinical trials or after expending significant expense and time conducting clinical trials due to financial constraints, concerns over the safety or efficacy of the product candidates, manufacturing difficulties or other reasons. Moreover, governmental authorities may enact new legislation or regulations that could limit or restrict our development efforts. If we are unable to successfully discover and commercialize new uses for GR-II antagonists, we may be unable to generate sufficient revenue to support our operations.

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

Risks Related to Our Capital Needs and Financial Results

We may need additional capital in order to complete the development and commercialization of mifepristone for psychotic depression or other indications or for the development and commercialization of our proprietary, selective GR-II antagonists. Additional capital may not be available to us at all or on favorable terms, which could adversely affect our business.

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

We have a limited history of operations and have focused primarily on clinical trials. We have begun to commercialize Korlym and, if the outcome of our clinical trials supports it, we plan to seek FDA regulatory clearance to market mifepristone for the treatment of the psychotic features of psychotic depression. Historically, we have funded our operations primarily from the sale of our equity securities. We have incurred losses in each year since our inception in 1998. As of June 30, 2013, we had an accumulated deficit of $270.6 million. We began to sell our first commercial product, Korlym, in the United States in April 2012. Based on this limited experience marketing Korlym, it is difficult for us to predict the magnitude or timing of future product sales. We expect our research and development expenses to increase in connection with the clinical trials and other development activities for mifepristone for the psychotic features of psychotic depression and for other product candidates. We expect to incur significant expenses related to commercializing Korlym. As a result, we expect that our losses will increase at least until Korlym is generating material amounts of revenue. We are unable to predict the extent of any future losses or whether or when we will become profitable.

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

Pursuant to this agreement, we may not: (i) incur indebtedness greater than the sum of earnings before interest, taxes, depreciation and amortization, including such items as non-cash stock-based compensation, for the four calendar quarters preceding such incurrence, which we refer to as the Indebtedness Covenant; (ii) pay a dividend or other cash distribution, unless we have cash and cash equivalents in excess of $50.0 million after such payment; (iii) amend or restate our certificate of incorporation or bylaws unless such amendments or restatements do not affect Biopharma’s interests under the transaction; and (iv) encumber any of the collateral securing our performance under the agreement.

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

To date, we own thirteen issued U.S. method of use patents and have exclusively licensed three issued U.S. method of use patents. We have eight U.S. method of use patent applications pending for GR-II antagonists. We own four composition of matter patents and have two composition of matter patents application pending. We have applied, and will continue to apply, for patents covering our product candidates as we deem appropriate. We have also filed, where we deemed appropriate, foreign patent applications corresponding to our U.S. patents and applications.

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

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended August 2, 2013, our average daily trading volume was approximately 318,000 shares and the intra-day sales prices per share of our common stock on the NASDAQ Stock Market ranged from $1.27 to $3.75. As of August 2, 2013, our officers, directors and principal stockholders controlled approximately 36 percent of our common stock. The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

In addition, in March 2008, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge, under which we granted to Kingsbridge a warrant for the purchase of 330,000 shares of common stock at an exercise price of $3.525 per share, which expires on September 25, 2013. We terminated our CEFF with Kingsbridge effective August 7, 2012 and no further securities will be sold thereunder. However, under the registration rights agreement issued in connection with the CEFF, we are required to continue to use commercially reasonable efforts to maintain the effectiveness of the registration statement covering the shares sold under this agreement and to be issued upon the exercise of the warrant for a period of up to two years following the termination of the CEFF, subject to earlier termination on certain events. During this period, if the effectiveness of the registration statement lapses through actions that were within our control, we may be obligated to pay Kingsbridge for all shares issued upon exercise of the warrant and still owned by Kingsbridge at any time during the period of ineffectiveness the difference between (a) the volume weighted average price as of the day prior to the period of ineffectiveness and (b) the volume weighted average price as of the day following the period of ineffectiveness.

If we are required to pay significant amounts under these or future registration rights agreements, it could have a material adverse effect on our financial condition and ability to finance our operations.

Our officers, directors and principal stockholders, acting as a group, will be able to significantly influence corporate actions.

As of August 2, 2013, our officers, directors and principal stockholders control approximately 36 percent of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

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

Items Not Reported Under Form 8-K

On May 20, 2013, we gave notice to CuraScript, Inc. and CuraScript SD Specialty Distribution (collectively referred to as CuraScript), our previous specialty pharmacy and specialty distributor, respectively, of our intent to terminate our agreements with them effective July 20, 2013. Prior to our agreement with Centric Health Resources, Inc. (Centric), CuraScript was our sole specialty pharmacy customer. As of June 30, 2013, we recorded a return reserve estimate of $300,000 for inventory that CuraScript had purchased from us but now has the right to return as a result of this termination. This amount is reflected as an adjustment to net revenue in our Statement of Comprehensive Loss for the three- and six-month periods ended June 30, 2013. Specialty pharmacy services are now being provided by Centric. Specialty distribution services are now being provided by ASD Healthcare.

In addition, on May 20, 2013, we also gave notice to United BioSource Corporation, our patient registry and reimbursement services provider, of our intent to terminate our agreement with them effective July 1, 2013. These services are now being provided by Centric.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2012).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2007).

10.1#	Pharmaceutical Manufacturer Services Agreement with Centric Health Resources, Inc., dated May 21, 2013.

10.2†	Letter agreement with Robert l. Roe, M.D. regarding terms of retirement and consulting arrangement, dated June 21, 2013.

10.3#	Amendment to Pharmaceutical Manufacturer Services Agreement with Centric Health Resources, Inc., dated July 22, 2013.

10.4	Amendment to Manufacturing Agreement with Produits Chimiques Auxiliaires et de Synthese SA, dated August 1, 2013.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

32.2	18 U.S.C. Section 1350 Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

101*	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) unaudited Condensed Balance Sheets at June 30, 2013 and December 31, 2012, (ii) unaudited Condensed Statements of Comprehensive Loss for the Three- and Six-month periods Ended June 30, 2013 and 2012, (iii) unaudited Condensed Statements of Cash Flows for the Six-Month Periods Ended June 30, 2013 and 2012, and (iv) Notes to Condensed Financial Statements.

#	Confidential treatment requested
†	Management contract or compensatory plan or arrangement
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

CORCEPT THERAPEUTICS INCORPORATED

Date: August 8, 2013	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D.
Chief Executive Officer

Date: August 8, 2013	/s/ G. Charles Robb
G. Charles Robb
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2012).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2007).

10.1#	Pharmaceutical Manufacturer Services Agreement with Centric Health Resources, Inc., dated May 21, 2013.

10.2†	Letter agreement with Robert l. Roe, M.D. regarding terms of retirement and consulting arrangement, dated June 21, 2013.

10.3#	Amendment to Pharmaceutical Manufacturer Services Agreement with Centric Health Resources, Inc., dated July 22, 2013.

10.4	Amendment to Manufacturing Agreement with Produits Chimiques Auxiliaires et de Synthese SA, dated August 1, 2013.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

32.2	18 U.S.C. Section 1350 Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

101*	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) unaudited Condensed Balance Sheets at June 30, 2013 and December 31, 2012, (ii) unaudited Condensed Statements of Comprehensive Loss for the Three- and Six-Month Periods Ended June 30, 2013 and 2012, (iii) unaudited Condensed Statements of Cash Flows for the Six- Month Periods Ended June 30, 2013 and 2012, and (iv) Notes to Condensed Financial Statements.

#	Confidential treatment requested
†	Management contract or compensatory plan or arrangement
*

Pursuant to Rule 406T of Regulation S-T, these XBRL data files are deemed furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.