Form 10-Q
period 2013-09-30
CORCEPT THERAPEUTICS INC
filed 2013-11-12
CIK 1088856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one.)

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On November 6, 2013 there were 99,814,250 shares of common stock outstanding at a par value of $0.001 per share.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED BALANCE SHEETS

(In thousands except per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$63,175	$93,032
Trade receivables, net	1,019	557
Inventory	1,025	853
Prepaid expenses and other current assets	1,004	620

Total current assets	66,223	95,062
Strategic inventory	4,530	3,810
Property and equipment, net of accumulated depreciation	184	150
Other assets	120	144

Total assets	$71,057	$99,166

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,337	$3,804
Accrued clinical expenses	1,963	843
Accrued compensation	510	351
Other accrued liabilities	777	695
Long-term obligation—current portion	4,500	2,650
Deferred revenue	55	16

Total current liabilities	10,142	8,359
Long-term obligation, net of current portion	30,142	29,030
Commitments
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000 shares authorized and no shares outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, par value $0.001 per share, 280,000 shares authorized and 99,814 shares issued and outstanding at September 30, 2013 and December 31, 2012	100	100
Additional paid-in capital	312,166	308,283
Accumulated deficit	(281,493)	(246,606)

Total stockholders’ equity	30,773	61,777

Total liabilities and stockholders’ equity	$71,057	$99,166

The accompanying notes are an integral part of these condensed financial statements.

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Product sales, net	$2,634	$1,055	$6,242	$1,930
Operating expenses:
Cost of sales	40	24	82	72
Research and development	5,155	3,008	13,903	9,218
Selling, general and administrative	7,179	5,694	23,723	18,932

Total operating expenses	12,374	8,726	37,708	28,222

Loss from operations	(9,740)	(7,671)	(31,466)	(26,292)
Interest and other expense	(1,166)	(622)	(3,421)	(632)

Net loss and comprehensive loss	$(10,906)	$(8,293)	$(34,887)	$(26,924)

Basic and diluted net loss per share	$(0.11)	$(0.08)	$(0.35)	$(0.30)

Weighted average shares outstanding used in computing basic and diluted net loss per share	99,814	99,082	99,814	90,738

The accompanying notes are an integral part of these condensed financial statements.

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
Operating activities
Net loss	$(34,887)	$(26,924)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	3,883	4,264
Accretion of interest expense	3,340	575
Amortization of debt financing costs	27	9
Depreciation and amortization of property and equipment	53	14
Changes in operating assets and liabilities:
Trade receivables	(462)	(354)
Inventory	(892)	(2,477)
Prepaid expenses and other current assets	(384)	(660)
Other assets	(3)	3
Accounts payable	(1,467)	(2,037)
Accrued clinical expenses	1,120	(39)
Accrued compensation and other liabilities	241	327
Deferred revenue	39	21

Net cash used in operating activities	(29,392)	(27,278)

Investing activities
Purchases of property and equipment	(87)	(93)

Cash used in investing activities	(87)	(93)

Financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	—	59,504
Proceeds from issuance of long-term obligation, net of issuance costs	—	29,860
Payment related to long-term obligation	(378)	—

Net cash (used in) provided by financing activities	(378)	89,364

Net (decrease) increase in cash and cash equivalents	(29,857)	61,993
Cash and cash equivalents, at beginning of period	93,032	39,635

Cash and cash equivalents, at end of period	$63,175	$101,628

The accompanying notes are an integral part of these condensed financial statements.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Corcept Therapeutics Incorporated was incorporated in the state of Delaware in May 1998, and our facilities are located in Menlo Park, California. Corcept is a pharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of severe metabolic and psychiatric disorders. Since our inception, we have been developing our lead product, Korlym®. Mifepristone, the active ingredient in Korlym, is a potent competitive antagonist of the glucocorticoid receptor II (GR-II), which means that it competitively blocks the effects of cortisol throughout the body at one of its two receptors. In February 2012, the United States Food and Drug Administration (FDA) approved Korlym (mifepristone) 300 mg Tablets in the United States as a once-daily oral medication for treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. We released Korlym for sale in April 2012. We also have a clinical program for the use of mifepristone for the treatment of the psychotic features of psychotic depression. We are currently conducting a phase 3 study for this indication. In addition, we have discovered and patented three series of novel selective GR-II antagonists. Unless otherwise stated, all references in these financial statements to “we,” “us,” “our,” “Corcept,” the “Company,” “our company” and similar designations refer to Corcept Therapeutics Incorporated.

The accompanying unaudited condensed balance sheet as of September 30, 2013 and the condensed statements of comprehensive loss and condensed statements of cash flows for the three- and nine-month periods ended September 30, 2013 and 2012 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2012 has been derived from audited financial statements at that date.

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

Cash and Cash Equivalents

We invest our cash in bank deposits, money market accounts, corporate debt securities and obligations of the U.S. government and U.S. government sponsored entities. We consider all highly liquid investments purchased with maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost. As of September 30, 2013 and December 31, 2012, all of our funds were invested in cash and cash equivalents that consist of a money market fund maintained at a major U.S. financial institution. This fund invests primarily in short-term U.S. Treasury notes and bills.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

Credit Risks and Concentrations

We have a concentration of credit risk related to our cash and cash equivalents. We are exposed to credit risk in the event of default by the financial institutions holding these funds or by the entity or entities that issued the securities held by the fund to the extent of the amount recorded on our balance sheet. We mitigate this risk by investing in a money market fund that invests primarily in short-term U.S. Treasury notes and bills. We experienced no loss or lack of access to cash and cash equivalents in our operating or investment accounts during the three- and nine-month periods ended September 30, 2013 and 2012.

Since the commercialization of Korlym in April 2012, we have been exposed to credit risk in regard to our trade receivables. From the launch of Korlym through June 30, 2013, approximately 97% of our sales were to one specialty pharmacy customer, from whom we have fully collected all receivables. As discussed in Note 5, Significant Agreements – Specialty Pharmacy for Korlym, we have transitioned all of our specialty pharmacy business to a new provider, Centric Health Resources, Inc. (Centric). Among other services, Centric dispenses Korlym to patients for us, with title to the medicine passing from us to the patient upon patient’s receipt of the drug. Accordingly, our receivables risk is spread among various third-party payors – pharmacy benefit managers, insurance companies, private charities, government programs – and individual patients. We extend credit to third-party payors based on their creditworthiness. We monitor our exposure and will record a reserve against uncollectible trade receivables as necessary.

We also have a concentration of risk in regard to the manufacture of our product. As of September 30, 2013, we had one tablet manufacturer for Korlym with an operational facility, AAI Pharma (AAI), which was approved by the FDA in November 2012 for the manufacture of our commercial tablets, subject to the successful manufacture of validation batches. We plan to undertake this validation process at AAI early in 2014 and are currently in negotiations for a long-term commercial manufacturing agreement with AAI. If AAI is unable to prepare Korlym tablets in the quantities and time frame required, we may not be able to manufacture our product in a timely manner. In addition, we have a single-source manufacturer of mifepristone, the active pharmaceutical ingredient (API), in Korlym. In order to mitigate these risks related to the manufacture of our product, we placed strategic orders for additional quantities of API and Korlym tablets, which are now in inventory.

Fair Value Measurements

We categorize financial instruments in a fair value hierarchy that prioritizes the information used to develop assumptions for measuring fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 input), then to quoted prices in non-active markets or in active markets for similar assets or liabilities, inputs other than quoted prices that are observable for the asset or liability, and inputs that are not directly observable, but that are corroborated by observable market data for the asset or liability (Level 2 input), then the lowest priority to unobservable inputs, for example, our own data about the assumptions that market participants would use in pricing an asset or liability (Level 3 input). Fair value is a market-based measurement, not an entity-specific measurement, and a fair value measurement should therefore be based on the assumptions that market participants would use in pricing the asset or liability.

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

Long-term Obligation

In August 2012, we entered into a Purchase and Sale Agreement (Financing Agreement) with Biopharma Secured Debt Fund II Sub, S.à r.l (Biopharma), a private limited liability company organized under the laws of Luxembourg. Under the terms of the Financing Agreement, we received $30.0 million from Biopharma and are obligated to make payments calculated as a percentage of (i) any licensing or other contingent payments arising from Korlym and any other products containing mifepristone or any of our proprietary selective GR-II antagonists (Covered Products) and (ii) net Covered Product revenues earned in the calendar quarter ended June 30, 2013 and thereafter (together, Korlym Receipts), until such time as we have paid Biopharma a total of $45.0 million.

The accounting for the Financing Agreement requires us to make certain estimates and assumptions, including the timing of royalty payments due to Biopharma, the expected rate of return to Biopharma, the split between current and long-term portions of the obligation and the accretion of related interest expense. Korlym has only been marketed since April 2012 and the magnitude and timing of Korlym revenue is difficult to predict. Therefore, these estimates and assumptions are subject to significant variability and are likely to change as we gain experience marketing Korlym, which will result in changes in our classification of the current and long-term portions of the amounts payable pursuant to the Financing Agreement, as well as the internal rate of return paid to Biopharma and the accretion of interest expense related to this obligation. Actual payment amounts will be based on Korlym Receipts over the term of the Financing Agreement but in no event will the total amount paid to Biopharma exceed $45.0 million.

The amount shown as the current portion of the obligation is an estimate of the total amount under the Financing Agreement that would be paid to Biopharma within twelve months following September 30, 2013. Under the Financing Agreement, our first payment to Biopharma was made in July 2013.

See Note 4, Long-term Obligation, for additional information regarding this agreement.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

Net Product Sales

From our initial launch in April 2012 through June 30, 2013, we sold Korlym primarily to a specialty pharmacy and a specialty distributor, which subsequently resold Korlym to patients and healthcare providers. Korlym is not available in retail pharmacies. As discussed in Note 5, Significant Agreements – Specialty Pharmacy for Korlym, Centric, the specialty pharmacy we began using July 1, 2013, operates on a consignment basis, without carrying any Korlym inventory. Accordingly, all of our sales through Centric are made directly to patients.

We recognize product revenues from sales of Korlym upon delivery to patients as long as (i) there is persuasive evidence that an arrangement exists between ourselves and the customer, (ii) collectability is reasonably assured and (iii) the price is fixed or determinable. Prior authorization or confirmation of coverage level by the patient’s private insurance plan or government payor is a prerequisite to the shipment of product to a patient. In order to conclude that the price is fixed or determinable, we must be able to (i) calculate gross product revenues from the sales to our customers and (ii) reasonably estimate net product revenues.

We provide cash donations to a non-profit third party organization that supports patients who meet certain eligibility requirements with financial assistance for the treatment of Cushing’s syndrome, which treatment may include Korlym. We do not include as net product revenues sales of Korlym tablets funded through this source.

We calculate gross product revenues based on the price that we charge our customers. We estimate our net product revenues by deducting from our gross product revenues (a) trade allowances, such as discounts for prompt payment and distributor fees, (b) estimated government rebates and chargebacks, (c) reserves for expected product returns and (d) estimated costs of our patient co-pay assistance program. We initially record estimates for these deductions at the time we recognize the gross revenue. We update our estimates on a recurring basis as new information becomes available.

Trade Allowances: Through June 30, 2013, we offered our specialty pharmacy and specialty distributor customers a discount on Korlym sales for payment within 30 days. We also offered them a small discount for providing data services. We expected these customers to earn these discounts and, accordingly, deducted them in full from gross product revenues and trade receivables at the time we recognized such revenues. Because of our change in specialty pharmacies, we no longer offer a prompt-payment discount.

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

Sales Returns: Our specialty distribution customer has the right to return Korlym beginning six months before the labeled expiration date and ending 12 months after the labeled expiration date. This right of return is extended to hospital customers of our specialty distribution customer who, generally, have the right to return only unopened bottles. Individual patients do not have the right to return product. We have the right to resell returned product, provided the bottles have not been opened or damaged and the product has not expired. The expiration date for the Korlym product sold to date will not occur until May 2014. We estimate the amount of Korlym that we believe will be returned and deduct that estimated amount from gross revenue at the time we recognize such revenue. When estimating future returns, we analyze quantitative and qualitative information including, but not limited to, actual return rates, the amount of product in the distribution channel, the expected shelf life of such

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

product, current and projected product demand, the introduction of competing products that may erode demand, and broad economic and industry-wide indicators. If we cannot reasonably estimate product returns with respect to a particular sale, we defer recognition of revenue from that sale until we can make a reasonable estimate.

See Note 5, Significant Agreements – Specialty Pharmacy for Korlym, for additional information regarding our new specialty pharmacy agreement signed in May 2013 with Centric, termination of our previous agreement with CuraScript Specialty Pharmacy (CuraScript) and the product return reserve recorded as of June 30, 2013 as a result of termination of our CuraScript agreement. Because Centric operates on a consignment model and does not carry inventory, our future exposure to product returns will be limited to the specialty distributor channel and is not expected to be material.

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

Research and Development

Research and development expense consists of costs incurred for research and development activities that we sponsor. These costs include direct expenses, such as the cost of clinical trials, pre-clinical studies, manufacturing development, preparations for submissions to the FDA and efforts to prosecute and defend those submissions and the development of second-generation compounds, as well as research and development-related overhead expenses. We also expense as incurred nonrefundable payments to third parties and our cost of acquiring technologies and materials used in research and development that have no alternative future use.

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

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

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

2. Fair Value

As of September 30, 2013 and December 31, 2012, we had invested our financial assets in a money market fund that can be converted to cash at par on demand. We measured these funds, which totaled $62.6 million and $92.5 million as of September 30, 2013 and December 31, 2012, respectively, at fair value, which approximates cost, as of the respective dates and classified them as Level 1 assets in the fair value hierarchy for financial assets.

There were no realized gains or losses on investments during the three- and nine-month periods ended September 30, 2013 and 2012. The cost of securities sold is determined based upon specific identification.

3. Composition of Certain Balance Sheet Items

Inventory

The composition of inventory was as follows (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$4,318	$3,478
Work in progress	—	1,165
Finished goods	1,237	20

Total inventory	5,555	4,663
Less strategic inventory classified as non-current	(4,530)	(3,810)

Total inventory classified as current	$1,025	$853

The finished goods inventory as of December 31, 2012 consisted of tablets that were manufactured prior to FDA approval. The inventory value for this material included only the costs of bottling, packaging and labeling as the costs of raw materials and tablet manufacture were expensed prior to approval. The finished goods inventory as of September 30, 2013 includes all costs of manufacture and packing with the exception of the cost of raw materials that were expensed prior to FDA approval.

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

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Professional fees	$363	$311
Commercialization costs	227	159
Government rebates	86	78
Legal fees	95	31
Other	6	116

	$777	$695

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

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

The cash payment of $30.0 million received from Biopharma was recorded as a long-term obligation at issuance. As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, Long-term Obligation, we make estimates of the timing of payments during the term of this agreement for purposes of calculating the expected rate of return to Biopharma, the accretion of related interest expense and the current portion of our obligation. Interest expense of $1.1 million for three-month period ended September 30, 2013, $3.3 million for the nine-month period ended September 30, 2013 and total accreted interest of $5.0 million for the period from August 16, 2012, the date of funding of the Financing Agreement, through September 30, 2013, was calculated based on the internal interest rate to Biopharma that would result from these assumed payment streams. Korlym has only been marketed since April 2012 and the magnitude and timing of Korlym revenue is difficult to predict. Therefore, these estimates and assumptions are subject to significant variability and are likely to change as we gain experience marketing Korlym. The timing of payment amounts

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

will be based on actual Korlym Receipts recorded in the financial statements over the term of this agreement and may differ from these estimates. While changes in the timing of Korlym revenue may affect the timing of recognition of interest expense and the split between the current and long-term portions of the obligation at any balance sheet date, the aggregate amount to be repaid to Biopharma is fixed.

The carrying value of the long-term obligation was $34.6 million and $31.7 million as of September 30, 2013 and December 31, 2012, respectively, including accreted interest of $5.0 million and $1.7 million, respectively, less the repayment of $378,000 in July 2013. The long-term obligation, including accrued interest, is presented on the balance sheet in two components; the Long-term obligation—current portion, which equates to the estimated amount due under the agreement to be paid within twelve months following the balance sheet date, and the remaining amount, which is included in Long-term obligation, net of current portion. The following table provides a summary of the payment obligations under the Financing Agreement as of September 30, 2013 and December 31, 2012, utilizing the payment assumptions discussed above.

	September 30, 2013	December 31, 2012
	(in thousands)
Total repayment obligation	$45,000	$45,000
Less interest to be accreted in future periods	(9,980)	(13,320)
Less payment made	(378)	—
Less current portion	(4,500)	(2,650)

Long-term obligation, net of current portion	$30,142	$29,030

The estimated fair value of the long-term obligation, as measured using Level 3 inputs based upon available information regarding similar arrangements, approximates the carrying amounts as presented on the balance sheet as of September 30, 2013 and December 31, 2012.

We capitalized $140,000 of issuance costs related to the Financing Agreement, which are being amortized over the estimated term of the obligation, based on the assumptions discussed above. At September 30, 2013 and December 31, 2012, the unamortized issuance costs were $96,000 and $124,000, respectively, and are included in other assets on our balance sheets.

In accordance with the terms of the Financing Agreement, our first payment to Biopharma was made in July 2013 in the amount of approximately $378,000; our second payment was made in October 2013 in the amount of approximately $647,000.

5. Significant Agreements – Specialty Pharmacy for Korlym

On May 21, 2013, we entered into a services agreement with Centric Health Resources, Inc. (Centric) to provide exclusive specialty pharmacy and patient services programs for Korlym beginning July 1, 2013. Under the terms of this agreement, Centric acts as the exclusive specialty pharmacy distributor of Korlym in the United States, subject to certain exceptions. Among other services, Centric provides services related to pharmacy operations; patient intake, access and reimbursement; patient support; claims management and accounts receivable; and data and reporting.

We provide Korlym to Centric, which it dispenses to patients. Centric does not take title to the product, which passes directly from us to the patient at the time the patient receives the medicine.

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

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

As of May 20, 2013, we gave notice to CuraScript, our previous specialty pharmacy provider, of our intent to terminate our agreement with them effective July 20, 2013. As of June 30, 2013, we recorded a return reserve estimate of $300,000 for inventory that CuraScript had purchased from us but had the right to return as a result of this termination. This amount was reflected as an adjustment to net revenue in our Statement of Comprehensive Loss for the nine-month period ended September 30, 2013. In the future, our exposure to product returns will be limited to the specialty distributor channel and is not expected to be material.

6. Stock Option Plans

We have three stock option plans – the 2000 Stock Option Plan (the 2000 Plan), the 2004 Equity Incentive Plan (the 2004 Plan) and the 2012 Incentive Award Plan (the 2012 Plan).

The following table provides a summary of non-cash stock-based compensation. All figures are in thousands.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Research and development	$161	$160	$466	$416
Selling, general and administrative	1,148	833	3,417	3,848

Total non-cash stock-based compensation	$1,309	$993	$3,883	$4,264

The data in the table above for the nine-month period ended September 30, 2012 includes $1.3 million of non-cash stock-based compensation expense, classified as selling, general and administrative expense, related to performance-based stock option awards to officers that vested in February 2012 upon the FDA approval of our first commercial product. All other stock-based compensation in the periods presented relates to service-based option awards.

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

	September 30,
	2013	2012
Stock options outstanding	14,621	10,891
Warrants outstanding	8,574	9,026

Total	23,195	19,917

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a pharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of severe metabolic and psychiatric disorders. Our focus is on disorders associated with the steroid hormone cortisol. Elevated levels and abnormal release patterns of cortisol have been implicated in a broad range of human disorders.

Since our inception in May 1998, we have been developing mifepristone, a potent, competitive glucocorticoid receptor II (GR-II) antagonist. In February 2012, the FDA approved Korlym® (mifepristone) 300 mg Tablets in the United States as a once-daily oral medication for treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. We first made the drug available to patients in the United States in April 2012. We also have an on-going phase 3 study of mifepristone, the active ingredient in Korlym, for treatment of the psychotic features of psychotic depression. We have discovered and patented three series of selective GR-II antagonists that, like Korlym, competitively block GR-II but, unlike Korlym, do not bind to the progesterone receptor and thus do not interfere with pregnancy.

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

The FDA approval of Korlym allows us to market Korlym in the United States for its approved indication. Since Korlym’s approval in February 2012, we have been carrying out our commercialization plans, including deploying medical science liaisons (MSLs) and sales representatives. We have also developed digital marketing capabilities and patient assistance programs to support physicians and patients. Korlym first became available to patients in April 2012. We finished hiring and the initial training of our team of MSLs in the third quarter of 2012 and of our sales representatives in the fourth quarter of 2012.

We have Orphan Drug Designations for Korlym from the FDA for the approved indication and from the European Commission for the treatment of endogenous Cushing’s syndrome. Orphan Drug Designation in the United States is a special status granted by the FDA to encourage the development of treatments for diseases or conditions that affect fewer than 200,000 patients in the United States. Drugs that receive Orphan Drug Designation obtain seven years of marketing exclusivity for the approved indication from the date of drug approval, as well as tax credits for clinical trial costs, marketing application filing fee waivers and assistance from the FDA in the drug development process. Benefits of Orphan Drug Designation in the EU are similar to those in the United States, but include ten years of marketing exclusivity for the approved indication in all 28 member states, free scientific advice during drug development, access to a centralized review process and a reduction or complete waiver of fees levied by the European Medicines Agency (EMA). The EMA has accepted our plan to study the use of Korlym in children with Cushing’s syndrome. We expect that the completion of this study will extend our period of marketing exclusivity by two years in the EU. We submitted our Marketing Authorization Application request to the EMA in October 2013.

In May 2013, we entered into an agreement with IDIS Limited (IDIS) to distribute Korlym on a named-patient basis in all countries outside of the United States. A named-patient program provides access to drugs for a single patient or group of patients in countries where they are not commercially available. Products offered through such a program can be investigational or can be approved in one country but not the patient’s home country. Regulations covering named-patient programs vary by country. IDIS’s right to distribute Korlym in a particular country will terminate automatically upon Korlym’s approval by regulatory authorities in that country and its availability there on a commercial basis. IDIS received approval from the Medicines Healthcare Products Regulatory Agency to distribute Korlym on a named-patient basis in the third quarter of 2013.

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

Enrollment in Study 14 is ongoing. In mid-2009, to conserve financial resources, we reduced the number of clinical sites in this study to eight and extended the timeline for its completion. In the fourth quarter of 2012, we began adding clinical sites and had 27 active sites as of November 6, 2013. We expect to perform an interim analysis of data from this study and report results of that analysis in the second quarter of 2014.

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

Selective GR-II Receptor Antagonists. In 2003, we initiated a discovery research program to identify and patent selective GR-II antagonists with the intent of developing a pipeline of products for proprietary use. Three distinct series of GR-II antagonists were identified. These compounds, like mifepristone, competitively antagonize the cortisol receptor (GR-II) but, unlike mifepristone, they do not block the PR (progesterone), ER (estrogen), AR (androgen) or GR-I (mineralocorticoid) receptors. Both the United States Patent & Trademark Office (USPTO) and the European Patent Office (EPO) have issued composition of matter patents to us on each of the three series. Two additional composition of matter patent applications are pending.

Several of our new compounds have demonstrated positive results in animal or in vitro models for the prevention and reversal of alcohol dependence; amyotrophic lateral sclerosis (Lou Gehrig’s disease); Alzheimer’s disease; anti-psychotic-induced weight gain; breast, ovarian and prostate cancer in combination with a chemotherapeutic agent; electroconvulsive shock-induced retrograde amnesia; the metabolic syndrome; muscular dystrophy; obesity; ovarian and prostate cancer; prevention of glucocorticoid-induced neurological damage in premature infants; and stress disorders. We intend to continue our discovery research program with the goal of identifying new selective GR-II antagonists, to manufacture and conduct pre-clinical development of one or more of these compounds and to submit Investigational New Drug (IND) applications for the most promising of them.

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

•	regulatory affairs;

•	discovery research; and

•	intellectual property prosecution and expansion.

Historically, we have financed our operations and internal growth primarily through private placements of our preferred and common stock, the public sale of common stock and through our Financing Agreement with Biopharma, rather than through collaborative or partnership agreements.

As of September 30, 2013, we had an accumulated deficit of $281.5 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for mifepristone, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing and regulatory activities, as well as selling, general and administrative expenses, including the commercial launch of Korlym. We may continue to incur net losses over at least the next few years as we continue our mifepristone and selective GR-II antagonist discovery and clinical development programs, apply for regulatory approvals, acquire and / or develop treatments in other therapeutic areas, establish sales and marketing capabilities and expand our operations.

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

In April 2012, we made Korlym commercially available in the United States through a specialty pharmacy that sold to individual patients and a specialty distributor that sells to hospital pharmacies. For the three- and nine-month periods ended September 30, 2013, we recognized $2.6 million and $6.2 million, respectively, in net product sales compared to $1.1 million and $1.9 million for the three- and nine-month periods ended September 30, 2012. To calculate net product sales, we deducted from gross sales estimates of prompt-pay discounts, distribution service fees, rebates and chargebacks owed to government payors and patient assistance co-pay program costs, which amounts are not material for any of the periods presented.

We provide cash donations to a non-profit third party organization that supports patients who meet certain eligibility requirements with financial assistance for the treatment of Cushing’s syndrome, which treatment may include Korlym. We do not include as net product revenues sales of Korlym tablets funded through this source.

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

Cost of sales was $40,000 and $82,000, respectively, for the three- and nine-month periods ended September 30, 2013, which equals 1.5 percent and 1.3 percent of net product sales for the respective periods. Cost of sales was $24,000 and $72,000, respectively, for the three- and nine-month periods ended September 30, 2012, which equals 2.2 percent and 3.7 percent, of net product sales for the respective periods. The majority of these costs during all periods presented related to distribution costs and stability testing. The amount and timing of stability testing varies from period to period as determined by FDA regulations and our production schedule and is not a fixed percentage of our sales volumes.

In addition, the cost of manufacturing Korlym reflected in our cost of sales in 2012 and 2013, and for some period thereafter, will not reflect the full cost of production because we have previously expensed the majority of the raw materials, labor and overhead costs incurred to produce the product sold during this period. We expect that our cost of sales of Korlym as a percentage of net product sales will fluctuate from period to period during the remainder of 2013 and for some time thereafter as product manufactured prior to FDA approval, which is already fully expensed, is consumed.

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

Research and development expenses increased 71 percent to $5.2 million for the three-month period ended September 30, 2013 from $3.0 million for the comparable period in 2012. For the nine-month period ended September 30, 2013, research and development expenses increased 51 percent to $13.9 million from $ 9.2 million for the comparable period in 2012.

During the three-month period ended September 30, 2013, as compared to the corresponding period in 2012, there was an increase of $409,000 in staffing and consultancy costs to support the increased psychotic depression study activities, preparations for a submission to the EMA for approval of mifepristone for Cushing’s syndrome in Europe and other research and development activities. During the nine-month period ended September 30, 2013, as compared to the corresponding period in 2012, there was a net increase of $342,000 in staffing and consultancy costs. The nine-month period ended September 30, 2012 included cash bonuses awarded on FDA approval of Korlym to employees working in research and development in the amount of $474,000. After adjusting for the effect of these bonuses, there was a net increase of $816,000 in staffing and consulting costs between the nine-month period ended September 30, 2013 and the comparable period in 2012, approximately $51,000 of which represented increases in non-cash stock-based compensation costs.

Clinical trial costs related to our phase 3 product candidates reflected net increases of $1.6 million and $2.4 million, respectively, during the three- and nine-month periods ended September 30, 2013, as compared to the corresponding periods of 2012. During the three- and nine-month periods ended September 30, 2013 as compared to the corresponding periods of 2012, there were increases of $1.7 million and $3.5 million, respectively, related to our phase 3 study with mifepristone for the treatment of psychotic depression, which were partially offset by decreases of $155,000 and $848,000, respectively, related to drug-drug interaction and other NDA-supportive studies with Korlym that occurred in the prior periods. During the three- and nine-month periods ended September 30, 2013 as compared to the corresponding periods in 2012, there was an increase of $29,000 and a decrease of $235,000, respectively, related to the clinical trials with Korlym in the treatment of Cushing’s syndrome.

During the three-month period ended September 30, 2013, as compared to the corresponding period in 2012, there were also increases of $187,000 related to research and development efforts regarding our new GR-II antagonists and $143,000 related to other products. During the nine-month period ended September 30, 2013, as compared to the corresponding period in 2012, there were also net increases of $1.2 million related to research and development of our new GR-II antagonists, $578,000 related to other products and $220,000 in academic research grants to further basic scientific research regarding GR-II antagonism.

During the three- and nine-month periods ended September 30, 2013 as compared to the corresponding periods in 2012, there were decreases of $253,000 and $233,000, respectively, related to our manufacturing costs of Korlym due to the completion of certain manufacturing process development efforts.

Below is a summary of our research and development expenses by major project:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Project	2013	2012	2013	2012
	(in thousands)		(in thousands)
Development programs:
Psychotic Depression	$2,602	$756	$5,805	$1,652
Cushing’s syndrome	815	717	2,119	2,954
Selective GR-II antagonists	1,167	887	4,015	2,552
Unallocated activities, including NDA-supportive studies and manufacturing, regulatory and pre-clinical activities	410	488	1,498	1,644
Stock-based compensation	161	160	466	416

Total research and development expense	$5,155	$3,008	$13,903	$9,218

We expect that research and development expenditures will likely increase during the remainder of 2013 as compared to 2012, due to the cost of expanding enrollment in our phase 3 study of mifepristone in the treatment of psychotic depression and increased spending on the development of our next-generation selective GR-II antagonists. Research and development expenses in 2014 and beyond will depend on our strategic priorities. See also, “Liquidity and Capital Resources.”

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

Selling, general and administrative expenses – Selling, general and administrative expenses include 1) internal personnel, a contracted sales force and other consultancy costs related to administrative and commercialization activities, including facilities costs and non-cash stock-based compensation, 2) expenses of third-party vendors that we engage to execute our commercial plans related to Korlym, including marketing and promotion, strategy development, market research and analytics, reimbursement support services, pharmacovigilance, distribution and other logistical needs, 3) medical educational grants and donations and 4) legal, accounting and other professional fees.

For the three-month period ended September 30, 2013, selling, general and administrative expenses increased 26 percent to $7.2 million from $5.7 million for the comparable period in 2012. For the nine-month period ended September 30, 2013, selling, general and administrative expenses increased 25 percent to $23.7 million from $18.9 million for the comparable period in 2012.

During the three-month period ended September 30, 2013, as compared to the corresponding period in 2012, there was a net increase of $405,000 in staffing and consultancy costs, which included an increase of $315,000 related to non-cash stock-based compensation costs. During the nine-month period ended September 30, 2013, as compared to the corresponding period in 2012, staffing and consultancy costs reflected a net decrease of $668,000. The nine-month period ended September 30, 2012 included $1.6 million related to cash bonuses awarded to employees and officers working in selling, general and administrative functions and $1.3 million of non-cash stock-based compensation related to awards that vested in February 2012 upon the FDA approval of Korlym. After adjusting for these items, there was a $2.2 million increase in staffing and consultancy costs during the period as compared to 2012, due primarily to additional resources necessary to commercialize Korlym, of which $892,000 represented increases in non-cash stock-based compensation costs.

During the three- and nine-month periods ended September 30, 2013, as compared to the corresponding periods of 2012, there were increases in other professional services costs related to commercialization activities of $890,000 and $3.4 million, respectively, which included $686,000 and $1.9 million, respectively, related to our contracted sales force and $182,000 and $858,000, respectively, related to market research and marketing materials. In addition, there were increases of $326,000 and $2.3 million between the respective periods in other support costs, such as education, training and conference costs, medical education grants and donations, facilities and technology costs, travel and fleet vehicle costs, legal, insurance and other service fees.

We expect that selling, general and administrative expenses will be higher during the remainder of 2013 than in the comparable period of 2012 in regard to activities directly associated with product commercialization. The level of selling, general and administrative activities and related expenses in 2014 and future years will be largely dependent on our assessment of the staff and other services necessary to support product commercialization and our continued clinical development activities and the availability of additional funds. See also, “Liquidity and Capital Resources.”

Interest and other expense – Interest and other expense for the three- and nine-month periods ended September 30, 2013 was $1.2 million and $3.4 million, respectively, as compared to $622,000 and $632,000, respectively, for the comparable periods in 2012. These increases were primarily due to the inclusion in the three- and nine-month periods ended September 30, 2013 of interest expense related to our Financing Agreement with Biopharma, which was entered into in August 2012.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands, except for per share data)
GAAP net loss	$(10,906)	$(8,293)	$(34,887)	$(26,924)
Significant non-cash expenses:
Stock-based compensation
Research and development	161	160	466	416
Selling, general and administrative	1,148	833	3,417	3,848

Total stock-based compensation	1,309	993	3,883	4,264
Accretion of interest expense related to long-term obligation	1,133	575	3,340	575

Non-GAAP net loss, as adjusted for significant non-cash expenses	$(8,464)	$(6,725)	$(27,664)	$(22,085)

GAAP basic and diluted net loss per share	$(0.11)	$(0.08)	$(0.35)	$(0.30)

Non-GAAP basic and diluted net loss per share, as adjusted for significant non-cash expenses	$(0.08)	$(0.07)	$(0.28)	$(0.24)

Shares used in computing basic and diluted net loss per share	99,814	99,082	99,814	90,738

Liquidity and Capital Resources

We have incurred operating losses since inception, and at September 30, 2013, we had an accumulated deficit of $281.5 million. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities and our Financing Agreement with Biopharma to fund our operations.

At September 30, 2013, we had cash and cash equivalents of $63.2 million, compared to $93.0 million at December 31, 2012. Net cash used in operating activities for the nine-month periods ended September 30, 2013 and 2012 was $29.4 million and $27.3 million, respectively. We used cash in each period primarily for the commercialization of Korlym and for research and development activities.

We expect cash used in operating activities will be higher during the remainder of 2013 than in the comparable period of 2012 due to the continued commercialization of Korlym, the continuation of our phase 3 clinical trial of mifepristone for the treatment of psychotic depression and the continued development of our selective GR-II antagonists, which will be only partially offset by sales of Korlym. We expect our funding requirements for operating activities may increase in 2014 and possibly beyond as costs associated with the continuation of our development program for Cushing’s syndrome, continuation and expansion of our development programs for psychotic depression and our selective GR-II antagonists, research activities, commercial activities and selling, general and administrative expenses may be only partially offset by revenues from sales of Korlym.

In addition, in accordance with the Biopharma Financing Agreement, our first payment to Biopharma was made in July 2013 in the amount of approximately $378,000; a second payment in the amount of approximately $647,000 was made in October 2013. Future individual payment amounts will be variable.

We may choose to raise additional funds to finance our strategic priorities. We cannot be certain that additional funding will be available on acceptable terms or at all. Further, any additional equity financing may be dilutive to stockholders, and any debt financing, if available, may involve restrictive covenants. If we obtain funds through collaborations with others, these arrangements may be on unfavorable terms or may require us to relinquish certain rights to our technologies or product candidates that we would otherwise seek to develop on our own.

While we monitor the cash balance in our checking account and transfer the funds in only as needed, these cash balances and our money market fund could be influenced if the underlying financial institution were to fail or were subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our checking accounts or money market fund.

Contractual Obligations and Commercial Commitments

Our contractual payment obligations and purchase commitments as of December 31, 2012 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, and have not changed materially during the nine months ended September 30, 2013.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. During the three months ended September 30, 2013, we did not make any significant changes to our critical accounting policies and estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss. As of September 30, 2013, the fair value of our cash and cash equivalents was $63.2 million and consisted primarily of money market funds maintained at major U.S. financial institutions. To minimize our exposure to interest rate risk, we have limited the maturities of our investments to less than two years with an average maturity not to exceed one year. Due to the short-term nature of these instruments, a 10% increase or decrease in market interest rates would not have a material impact on the total value of our portfolio as of September 30, 2013. However, our money market fund invests primarily in short-term U.S. Treasury notes and bills, the value and liquidity of which may be adversely affected in the event of any failure by the U.S. Treasury to service its debts in a timely manner.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As our current ability to generate revenue is wholly dependent upon the commercialization of Korlym, its rate of sale will directly and materially affect our results of operations. There are inherent difficulties in predicting the volumes of Korlym that will be sold, which are heightened by our relative inexperience commercializing Korlym or other products. Failure of our revenue to meet the expectations of investors could cause our stock price to decline. See also the discussion below under “If our operating and financial performance in any given period does not meet the guidance that we provide to the public, estimates published by research analysts or other investor expectations, our stock price may decline.”

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

In October 2011, the European Commission granted us Orphan Drug Designation for Korlym for the treatment of endogenous Cushing’s syndrome (hypercortisolism) in the EU. Benefits of Orphan Drug Designation in the EU are similar to those in the United States, but include ten years of marketing exclusivity for the approved indication in all 28 member states, free scientific advice during drug development, access to a centralized review process and a reduction or complete waiver of fees levied by the European Medicines Agency (EMA). The EMA has accepted our plan to study the use of Korlym in children with Cushing’s syndrome which we expect will, upon completion, extend our period of marketing exclusivity by two years in the EU. We submitted our Marketing Authorization Application request to the EMA in October 2013.

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

Further, we are aware that Laboratoire HRA Pharma has received Orphan Drug Designation in the United States and the EU for the use of mifepristone to treat a subtype of Cushing’s syndrome. HRA had begun a Phase 2 clinical trial in Europe and the United States for this indication which has been terminated. We are also aware that Exelgyn Laboratories, which operates as a subsidiary of Medi Challenge (Pty) Ltd., received Orphan Drug Designation for Cushing’s syndrome in the EU, but it has stated that it has not yet conducted any clinical trials.

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

We will experience competition from Novartis, which markets Signifor (pasireotide), an injectable somatostatin analogue, in the United States and the EU for the treatment of adult patients with Cushing’s disease (a subset of the patients with Cushing’s syndrome) for whom pituitary surgery is not an option or has not been curative.

In addition, we are aware that Exelgyn Laboratories may be planning to develop a Cushing’s syndrome product, although it has stated that it has not conducted any clinical trials to date. See also the discussion above under “The Orphan Drug Designation for Korlym may not provide protection from competition and other benefits as anticipated.” If another product for treatment of Cushing’s syndrome or Cushing’s disease is approved for commercialization, our potential future revenue could be reduced.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as the PPACA, was passed. The PPACA included, among other things, the following measures:

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

In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. In August 2011, the Budget Control Act of 2011 among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2 percent per fiscal year, which went into effect on April 1, 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

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

We have only one approved manufacturer of Korlym’s API, with whom our agreement expires in January 2014. We intend to continue the relationship and are in the process of negotiating a new agreement. We have a memorandum of understanding with a second API manufacturer. However, there are no activities currently being conducted at this second manufacturer’s site to develop or qualify the manufacturing processes or facilities and we did not request approval of material produced by this second manufacturer when we submitted our NDA for Cushing’s syndrome.

In November 2012, the FDA approved AAI as a qualified site for the manufacture of Korlym tablets, subject to the successful manufacture of validation batches. We are now negotiating a long-term commercial supply agreement with AAI. We cannot assure you that AAI will be able or willing to meet our future demands. If AAI is unable to prepare Korlym tablets in the quantities and time frame required, we may not be able to manufacture our product in a timely manner. If our suppliers were to fail to manufacture tablets on a timely basis in the quantities that we require, or fail to maintain manufacturing capabilities that meet FDA standards, we would likely experience a lengthy delay in our manufacturing processes.

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

We will also be subject to ongoing obligations and continued regulatory review by the FDA and other regulatory authorities in the United States and other countries with respect to the research, testing, manufacturing, labeling, distribution, adverse event reporting, storage, selling, advertising, promotion, recordkeeping and marketing of products. These requirements include submissions of safety and other post-marketing information and reports, annual updates on manufacturing activities and continued compliance with current good manufacturing practices, or cGMPs, and current good clinical practices, or cGCPs, for any clinical trials that we conduct post-approval. cGMPs and cGCPs are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities through periodic inspections of manufacturing sites, trial sponsors, clinical investigators and clinical sites. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with FDA regulations and other applicable foreign and U.S. regulatory requirements may result in, among other things, warning letters, civil and criminal penalties, injunctions, holds on clinical trials, product seizure or detention, refusal to permit the import or export of products, restrictions on product marketing, withdrawal of the product from the market, voluntary or mandatory product recalls, total or partial suspension of production, refusal to approve pending NDAs or supplements to approved NDAs, and suspension or revocation of product approvals.

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

•

federal “sunshine” laws that require transparency regarding financial arrangements with health care providers, such as the reporting and disclosure requirements imposed by the PPACA on drug manufacturers regarding any “transfer of value” made or distributed to prescribers and other health care providers. Manufacturers were required to begin data collection on August 1, 2013 and will be required to report such data to the Centers for Medicare & Medicaid Services (known as “CMS”) by March 31, 2014, and by the 90th day of each calendar year thereafter; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

Certain states also mandate implementation of commercial compliance programs to ensure compliance with these laws and/or the tracking and reporting of gifts, compensation, and other remuneration to physicians and certain other designated health care professionals and providers.

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

During screening for Study 14, there has been a higher than anticipated incidence of potential patients who do not meet appropriate criteria for entrance into the trial for diagnostic and other clinical reasons. Although we believe that this is the result of improved accuracy in the screening process resulting from the use of the MedAvante centralized rating services as an additional step in the selection of patients appropriate for inclusion in the study, MedAvante’s diagnostic screening may not actually improve trial performance. In addition, in mid-2009, in order to lower expenses and to conserve financial resources, we scaled back our planned rate of spending on this trial and extended the timeline for its completion. We have increased the number of clinical sites from eight to 27 sites as of November 6, 2013, which will increase our rate of spending on the trial, with an unknown effect on the likelihood of success.

In order to meet our goal of enrolling a sufficient number of patients in Study 14 to perform a successful interim analysis and report the results of that analysis in the second quarter of 2014, we will need to maintain the current pace of enrollment which will be costly and which we may not succeed in doing.

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

We rely on clinical investigators and clinical sites to enroll patients and other third parties such as clinical research organizations, or CROs, to manage many of our trials and to perform related data collection and analysis. We control only certain aspects of these third parties’ activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with cGCPs. If we or any of the third parties working on or conducting our trials fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approval of our marketing applications, if at all. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with cGCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, we may not be able to control the timing of identification and selection of appropriate sites for our planned trials and the amount and timing of resources that the clinical sites that conduct the clinical testing may devote to our clinical trials. If our clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials or fail to enroll them on our planned schedules, we will be unable to complete our trials or to complete them as planned, which could delay or prevent us from completing the clinical development of mifepristone for the psychotic features of psychotic depression or other development programs.

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

We may seek to commercialize our products and product candidates in international markets with the help of one or more partners or on our own. Outside the United States, we may commercialize a product only if we receive a marketing authorization and, in many cases, pricing approval, from the appropriate regulatory authorities, whose approval processes include all of the risks associated with the FDA approval process, and, in some cases, additional risks. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Other than seeking and receiving Orphan Drug Designation in the EU and the submission of our Marketing Authorization request to the EMA in October 2013, we have not taken any actions to obtain foreign approvals. We may not develop our product candidates in the clinic in order to obtain foreign regulatory approvals on a timely basis, if at all.

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

We have incurred losses since inception and anticipate that we will incur continued losses for at least the next year.

We have a limited history of operations and have focused primarily on clinical trials. We have begun to commercialize Korlym and, if the outcome of our clinical trials supports it, we plan to seek FDA regulatory clearance to market mifepristone for the treatment of the psychotic features of psychotic depression. Historically, we have funded our operations primarily from the sale of our equity securities. We have incurred losses in each year since our inception in 1998. As of September 30, 2013, we had an accumulated deficit of $281.5 million. We began to sell our first commercial product, Korlym, in the United States in April 2012. Based on this limited experience marketing Korlym, it is difficult for us to predict the magnitude or timing of future product sales. We expect our research and development expenses to increase in connection with the clinical trials and other development activities for mifepristone for the psychotic features of psychotic depression and for other product candidates. We expect to incur significant expenses related to commercializing Korlym. As a result, we expect that our losses will increase at least until Korlym is generating material amounts of revenue. We are unable to predict the extent of any future losses or whether or when we will become profitable.

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

In the United States and globally, market and economic conditions have been volatile over the past few years, with significantly tighter credit conditions in the markets in which we conduct our operations. The U.S. and global economies have experienced a recession and face continued concerns about the systemic impact of adverse economic conditions, such as unstable global financial markets, adverse effects on the cost and availability of capital, high corporate, consumer and governmental debt levels and high unemployment. Concern about the stability of the markets generally, and the strength of counterparties specifically, has led and may again lead many lenders and institutional investors to reduce, and in some cases, cease, to provide credit to businesses. Renewed or increased turbulence in the global markets and economies may adversely affect our liquidity and financial condition. Any failure by the U.S. Treasury to service its debts in a timely manner would likely cause significant market disruptions and curtail or eliminate our access to our funds, which are invested primarily in short-term U.S. Treasury notes and bills.

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

If we acquire other selective GR-II antagonists or other technologies or potential products, we will incur a variety of costs and may never realize the anticipated benefits of the acquisition.

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

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended November 6, 2013, our average daily trading volume was approximately 284,000 shares and the intra-day sales prices per share of our common stock on The NASDAQ Stock Market ranged from $1.27 to $2.23. As of November 6, 2013, our officers, directors and principal stockholders controlled approximately 36 percent of our common stock. The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

If our operating and financial performance in any given period does not meet the guidance that we provide to the public, estimates published by research analysts or other investor expectations, our stock price may decline.

In the fourth quarter of 2013, we began providing guidance as to our expected full-year 2013 net revenue. This guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our guidance is only an estimate of what management believes is realizable as of the date of the release of such guidance. Our actual results may vary from our guidance and the variations may be material.

There are a number of reasons why we might fail to meet our financial guidance or other expectations about our business, including, but not limited to, the following. There are inherent difficulties in predicting the amount of Korlym that will be sold. For example, the rate of physician adoption of Korlym is uncertain. Research analysts who cover our business have put forth a wide range of revenue estimates, based on their own investigation and analysis. We believe research analysts will consider the guidance we have provided as one factor in determining their own annual revenue estimates. Estimating our net revenue for future periods is difficult and you should rely on our guidance and the estimates of research analysts at your own discretion. If, in the future, our operating or financial results for a particular period do not meet our guidance, analyst estimates or the expectations of investors, or if we reduce our guidance for future periods, our stock price may decline.

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

We have entered into registration rights agreements in connection with certain of our securities offerings, which may require us to pay liquidated damages if we do not meet our obligations under those agreements. For instance, the registration rights agreement covering the approximately 8.9 million shares of our common stock issued in a private offering in March 2008 and an additional approximately 4.5 million shares of common stock underlying warrants issued in connection with the offering provides that if we fail to file or cause to be declared effective the registration statement covering the resale of these shares prior to specified deadlines, or fail to maintain the effectiveness of such registration statement (subject to limited permissible suspension periods), we will be required to pay the holders of such shares and warrants liquidated damages at the rate of 1 percent of the purchase price of these shares and warrants per month, up to a total of 10 percent. The registration statement covering the resale of the shares and shares underlying the warrants sold in this transaction was declared effective by the SEC in November 2008. Since this registration statement was not declared effective within the time frame specified in the registration rights agreement, we became obligated to pay liquidated damages of approximately $1.3 million in 2008 to the investors in this financing, which obligation was settled in the form of stock in lieu of cash in November 2008.

If we are required to pay significant amounts, such as the liquidated damages described above, under these or future registration rights agreements, it could have a material adverse effect on our financial condition and ability to finance our operations.

Our officers, directors and principal stockholders, acting as a group, will be able to significantly influence corporate actions.

As of November 6, 2013, our officers, directors and principal stockholders control approximately 36 percent of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2012).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2007).

10.1	Amendment to Manufacturing Agreement with Produits Chimiques Auxiliaires et de Synthese SA, dated November 7, 2013.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

32.2	18 U.S.C. Section 1350 Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

101	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) unaudited Condensed Balance Sheets at September 30, 2013 and December 31, 2012, (ii) unaudited Condensed Statements of Comprehensive Loss for the Three- and Nine-month periods Ended September 30, 2013 and 2012, (iii) unaudited Condensed Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2013 and 2012, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date: November 12, 2013	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D. Chief Executive Officer

Date: November 12, 2013	/s/ G. Charles Robb
G. Charles Robb
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2012).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2007).

10.1	Amendment to Manufacturing Agreement with Produits Chimiques Auxiliaires et de Synthese SA, dated November 7, 2013.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

32.2	18 U.S.C. Section 1350 Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

101	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) unaudited Condensed Balance Sheets at September 30, 2013 and December 31, 2012, (ii) unaudited Condensed Statements of Comprehensive Loss for the Three- and Nine-Month Periods Ended September 30, 2013 and 2012, (iii) unaudited Condensed Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2013 and 2012, and (iv) Notes to Condensed Financial Statements.