Form 10-Q
period 2014-03-31
CORCEPT THERAPEUTICS INC
filed 2014-05-12
CIK 1088856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

On May 5, 2014 there were 100,893,846 shares of common stock outstanding at a par value of $0.001 per share.

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

•

the progress and timing of our research, development and clinical programs and the timing of regulatory activities for mifepristone for the treatment of triple-negative breast cancer or other indications;

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

•

our ability to manufacture, market, commercialize and achieve market acceptance for our future product candidates, including mifepristone for the treatment of triple-negative breast cancer or any other indications and any compounds in our families of selective GR-II antagonists;

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED BALANCE SHEETS

(In thousands except per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$43,618	$54,877
Trade receivables	1,922	1,428
Inventory	1,127	1,096
Prepaid expenses and other current assets	1,453	910

Total current assets	48,120	58,311
Strategic inventory	4,330	4,450
Property and equipment, net of accumulated depreciation	285	203
Other assets	96	113

Total assets	$52,831	$63,077

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,666	$2,381
Accrued clinical expenses	3,380	3,288
Other accrued liabilities	1,271	1,301
Long-term obligation - current portion	6,896	5,743
Deferred revenue	29	25

Total current liabilities	15,242	12,738
Long-term obligation, net of current portion	28,218	29,322
Commitments
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000 shares authorized and no shares outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, par value $0.001 per share, 280,000 shares authorized and 100,689 and 99,849 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	101	100
Additional paid-in capital	315,817	313,534
Accumulated deficit	(306,547)	(292,617)

Total stockholders’ equity	9,371	21,017

Total liabilities and stockholders’ equity	$52,831	$63,077

The accompanying notes are an integral part of these condensed financial statements.

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Product sales, net	$4,405	$1,717
Operating expenses:
Cost of sales	174	20
Research and development	7,285	4,257
Selling, general and administrative	9,805	8,383

Total operating expenses	17,264	12,660

Loss from operations	(12,859)	(10,943)
Interest and other expense	(1,071)	(1,141)

Net loss and comprehensive loss	$(13,930)	$(12,084)

Basic and diluted net loss per share	$(0.14)	$(0.12)

Weighted average shares outstanding used in computing basic and diluted net loss per share	100,521	99,814

The accompanying notes are an integral part of these condensed financial statements.

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net loss	$(13,930)	$(12,084)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	1,378	1,310
Accretion of interest expense	1,044	1,115
Amortization of debt financing costs	8	11
Depreciation and amortization of property and equipment	28	14
Changes in operating assets and liabilities:
Trade receivables	(494)	(586)
Inventory	89	(13)
Prepaid expenses and other current assets	(543)	48
Other assets	9	(3)
Accounts payable	1,285	(1,541)
Accrued clinical expenses	92	(260)
Other accrued liabilities	(30)	375
Deferred revenue	4	60

Net cash used in operating activities	(11,060)	(11,554)

Investing activities
Purchases of property and equipment	(110)	(18)

Cash used in investing activities	(110)	(18)

Financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	906	—
Payments related to long-term obligation	(995)	—

Net cash used in financing activities	(89)	—

Net decrease in cash and cash equivalents	(11,259)	(11,572)
Cash and cash equivalents, at beginning of period	54,877	93,032

Cash and cash equivalents, at end of period	$43,618	$81,460

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

The accompanying unaudited condensed balance sheet as of March 31, 2014 and the condensed statements of comprehensive loss and condensed statements of cash flows for the three-month periods ended March 31, 2014 and 2013 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2013 has been derived from audited financial statements at that date.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

We evaluate our estimates and assumptions on an ongoing basis, including those related to our reserves for chargebacks and rebates, patient assistance, potential product returns and excess/obsolete inventories, allowances for doubtful accounts, accruals of clinical and preclinical expenses, contingent liabilities, and the timing of payments with respect to our long-term capped royalty obligation, which determine its effective interest rate. We base our estimates on relevant experience and on other specific assumptions that we believe are reasonable.

We update our assumptions and estimates on a recurring basis as new information becomes available. Any changes in estimates are recorded in the period of the change.

Cash and Cash Equivalents

We invest our cash in bank deposits, money market accounts, corporate debt securities and obligations of the U.S. government and U.S. government sponsored entities. We consider all highly liquid investments purchased with maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost. As of March 31, 2014 and December 31, 2013, all of our funds were invested in cash and cash equivalents that consist of a money market fund maintained at a major U.S. financial institution.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

Credit Risks and Concentrations

We have a concentration of credit risk related to our cash and cash equivalents. We are exposed to credit risk in the event of default by the financial institutions holding these funds or by the entity or entities that issued the securities held by the fund to the extent of the amount recorded on our balance sheet. We mitigate this risk by investing in a money market fund that invests primarily in short-term U.S. Treasury notes and bills. We experienced no loss or lack of access to cash and cash equivalents in our operating or investment accounts during the three-month periods ended March 31, 2014 and 2013.

We are exposed to credit risk in regard to our trade receivables with this risk being spread among various third-party payors – pharmacy benefit managers, insurance companies, private charities, government programs – and individual patients. We extend credit to third-party payors based on their creditworthiness. We monitor our exposure and will record a reserve against uncollectible trade receivables as necessary. To date, we have not incurred any credit losses.

We have a concentration of risk in regard to the manufacture of our product. As of March 31, 2014, we had one tablet manufacturer for Korlym with an operational facility – AAI Pharma Services Corp. (AAI). AAI was approved by the FDA in November 2012 for the manufacture of our commercial tablets, subject to the successful manufacture of validation batches. The manufacture of these batches began in April 2014. In addition, we have a single-source manufacturer of mifepristone, the active pharmaceutical ingredient (API), in Korlym - Produits Chimiques Auxiliaires et de Synthèse SA (PCAS). If either of these manufacturers is unable to manufacture API or Korlym tablets in the quantities and time frame required, we may not be able to manufacture our product in a timely manner. In order to mitigate these risks related to the manufacture of our product, we placed orders for additional quantities of mifepristone API and Korlym tablets, which are now in inventory.

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

Trade Receivables

Trade receivables are recorded net of customer allowances for co-pay assistance, doubtful accounts and sales returns. See the discussion below under “Net Product Sales” regarding the methods for estimation of these allowances and sales returns. We determine our allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of our customers and individual customer circumstances. To date, we have determined that an allowance for uncollectible trade receivables is not required.

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

The amount shown as the current portion of the obligation is an estimate of the total amount under the Financing Agreement that would be paid to Biopharma within 12 months following March 31, 2014.

See Note 4, Long-term Obligation, for additional information regarding this agreement.

Net Product Sales

From our initial launch in April 2012 through June 30, 2013, we sold Korlym primarily to a specialty pharmacy and a specialty distributor, which subsequently resold Korlym to patients and healthcare providers. Korlym is not available in retail pharmacies. As of July 1, 2013, we began using Dohmen Life Science Services. (Dohmen), formerly known as Centric Health Resources, Inc., as our specialty pharmacy. Dohmen operates on a consignment basis, without carrying any Korlym inventory. Accordingly, all of our sales through Dohmen are made directly to patients.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

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

Sales Returns: Because sales through Dohmen, our specialty pharmacy, are made to individual patients who do not have the right to return the product, our exposure to product returns is now limited to the specialty distributor channel and is not expected to be material.

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

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

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

See Note 6 for a detailed discussion of stock-based compensation expense.

2. Fair Value of Financial Instruments

As of March 31, 2014 and December 31, 2013, we had invested our financial assets in a money market fund that can be converted to cash at par on demand. We measured these funds, which totaled $42.7 million and $52.9 million as of March 31, 2014 and December 31, 2013, respectively, at fair value, which approximates cost, as of the respective dates and classified them as Level 1 assets in the fair value hierarchy for financial assets.

All cash equivalents and short-term investments held as of March 31, 2014 and December 31, 2013 were in active markets and valued based upon their quoted prices.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

3. Composition of Certain Balance Sheet Items

Inventory

The composition of inventory was as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Raw materials	$4,373	$4,318
Work in progress	11	2
Finished goods	1,073	1,226

Total inventory	5,457	5,546
Less strategic inventory classified as non-current	(4,330)	(4,450)

Total inventory classified as current	$1,127	$1,096

The finished goods inventory as of March 31, 2014 and December 31, 2013 includes all costs of manufacture and packaging with the exception of the cost of raw materials that were expensed prior to FDA approval.

In order to be prepared for potential demand for Korlym and because we had single-source manufacturers of both the API for Korlym and Korlym tablets, we have invested in inventory of both of these materials. Inventory amounts that are not expected to be consumed within twelve months following the balance sheet date are referred to as “Strategic Inventory” and classified as a noncurrent asset.

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Accrued compensation	$527	$466
Professional fees	176	369
Commercialization costs	258	288
Government rebates	141	40
Legal fees	62	110
Other	107	28

	$1,271	$1,301

4. Long-Term Obligation

As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, Long-term Obligation, in August 2012, we entered into a Financing Agreement with Biopharma under which we received $30.0 million from Biopharma. In return, we are obligated to make payments, calculated as a percentage of our net sales of Korlym, any future mifepristone-based products, our selective GR-II antagonists (together referred to as Covered Products) and any upfront, milestone or other contingent payments with respect to Covered Products. Biopharma’s right to receive payments will expire once it has received cumulative payments of $45.0 million. Through March 31, 2014, we made aggregate payments to Biopharma in the amount of $2.0 million, with an additional payment in the amount of $1.0 million made in April 2014.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

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

The cash payment of $30.0 million received from Biopharma was recorded as a long-term obligation at issuance. As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, Long-term Obligation, we make estimates of the timing of payments during the term of this agreement for purposes of calculating the expected rate of return to Biopharma, the accretion of related interest expense and the current portion of our obligation. Interest expense of $1.0 million for the three-month period ended March 31, 2014, $1.1 million for the same period ended March 31, 2013 and total accreted interest of $7.1 million for the period from August 2012 through March 31, 2014, is calculated based on the internal interest rate to Biopharma that would result from these assumed payment streams. Korlym has only been marketed since April 2012 and the magnitude and timing of Korlym revenue is difficult to predict. Therefore, these estimates and assumptions are subject to significant variability and are likely to change as we gain experience marketing Korlym. The timing of payment amounts will be based on actual Korlym Receipts recorded in the financial statements over the term of this agreement and may differ from these estimates. While changes in the timing of Korlym revenue may affect the timing of recognition of interest expense and the split between the current and long-term portions of the obligation at any balance sheet date, the aggregate amount to be repaid to Biopharma is fixed.

The carrying value of the long-term obligation was $35.1 million as of March 31, 2014 and December 31, 2013. The long-term obligation, including accrued interest, is presented on the balance sheet in two components; the Long-term obligation - current portion, which equates to the estimated amount due under the agreement to be paid within twelve months following the balance sheet date, and the remaining amount, which is included in Long-term obligation, net of current portion.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

The following table provides a summary of the payment obligations under the Financing Agreement as of March 31, 2014 and December 31, 2013, utilizing the payment assumptions discussed above.

	March 31, 2014	December 31, 2013
	(in thousands)
Total repayment obligation	$45,000	$45,000
Less interest to be accreted in future periods	(7,866)	(8,910)
Less payments made	(2,020)	(1,025)
Less current portion	(6,896)	(5,743)

Long-term obligation, net of current portion	$28,218	$29,322

The estimated fair value of the long-term obligation, as measured using Level 3 inputs, approximates the carrying amounts as presented on the balance sheet as of March 31, 2014 and December 31, 2013. The estimated fair value was calculated using the income method of valuation. The key assumptions required for the calculation were an estimate of the amount and timing of future product revenues and an estimated cost of capital. Management’s estimate of the future product revenues is subject to significant uncertainty due to the fact that Korlym has been available for less than two years and the extended time period associated with the Financing Agreement.

We capitalized $140,000 of issuance costs related to the Financing Agreement, which are being amortized over the estimated term of the obligation, based on the assumptions discussed above. At March 31, 2014 and December 31, 2013, the unamortized issuance costs were $80,000 and $87,000, respectively, and are included in other assets on our balance sheets.

5. Significant Agreements

Pharmaceutical Manufacturing Agreement

In March 2014, we entered into a long-term manufacturing and supply agreement with PCAS for the manufacture of mifepristone, the active pharmaceutical agreement in Korlym®. We have agreed to purchase a certain minimum percentage of our mifepristone requirements from PCAS, the amount of which will be variable depending on future needs. The initial term of the agreement is five years from March 20, 2014, with an automatic extension of one year unless either party gives 12 months’ prior written notice to the other that it does not want such an extension. We have the right to terminate the agreement if PCAS is unable to manufacture the product for a consecutive nine-month period.

Clinical Trial Agreement

In March 2014, we entered into an agreement with Quotient Clinical Limited, a clinical research organization (CRO), for a Phase 1 study of one of our new compounds. The total commitment under the agreement is approximately $2.6 million, which is expected to be expended over approximately a 1-year period.

6. Stock Option Plans

We have three stock option plans – the 2000 Stock Option Plan (the 2000 Plan), the 2004 Equity Incentive Plan (the 2004 Plan) and the 2012 Incentive Award Plan (the 2012 Plan).

On February 6, 2014, our Board of Directors authorized an increase of 3,993,300 shares in the number of shares available for issuance under the 2012 Plan, which was equivalent to 4% of the shares of our common stock outstanding as of December 31, 2013, pursuant to the terms of the 2012 Plan.

During the three-month period ended March 31, 2014, we issued an aggregate of 840,000 shares of our common stock upon the exercise of stock options.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

The following table provides a summary of non-cash stock-based compensation.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Research and development	$162	$148
Selling, general and administrative	1,216	1,162

Total non-cash stock-based compensation	$1,378	$1,310

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

	March 31,
	2014	2013
	(in thousands)
Stock options outstanding	14,675	14,141
Warrants outstanding	8,574	8,904

Total	23,249	23,045

8. Subsequent Events

Tablet Manufacturing Agreement

On April 7, 2014, we entered into a manufacturing agreement with AAI Pharma Services Corp. (AAI) under which AAI will manufacture and package Korlym tablets. The initial term of this agreement is a period of three years from April 7, 2014, with consecutive automatic extensions of two years unless either party gives written notice - in the case of AAI, 18 months prior to the end of the applicable term, and in our case 12 months prior to the end of the applicable term - that it does not want such an extension. We have the right to terminate the agreement if AAI is unable to manufacture the product for a consecutive four-month period or if the product is withdrawn from the market. There are no minimum purchase obligations under this agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management Discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see “Forward-Looking Statements” included in “Risk Factors” Item 1A of this Form 10-Q and the “Overview” and “Liquidity and Capital Resources” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have also begun a Phase 1 safety and efficacy study of mifepristone in combination with chemotherapy in the treatment of triple-negative breast cancer – a form of cancer with a particularly poor prognosis. We have discovered and patented three series of selective GR-II antagonists that, like mifepristone, competitively block GR-II but do not bind to the progesterone receptor and thus do not interfere with pregnancy.

On May 7, 2014, we announced the discontinuation of our Phase 3 study of mifepristone, the active ingredient in Korlym, for treatment of psychotic depression (Study 14) after receiving the report of the study’s data monitoring committee that the trial was unlikely to meet its primary endpoint with statistical significance based on an analysis of interim data. We began this study in 2008. See further discussion under “Psychotic Depression” below.

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

We plan to conduct our study in two phases. First, the recommended dose for the second phase of the study will be determined in up to 20 patients with metastatic breast cancer. In the subsequent expansion phase, 20 patients with GR-II-positive triple-negative breast cancer will be dosed to determine a preliminary estimate of efficacy. Mifepristone will be administered orally with food once daily and eribulin will be administered intravenously. We began enrolling patients in this study in February 2014 and expect to have initial results in the first half of 2015.

Psychotic Depression. Since our inception in 1998, we have been developing mifepristone, the active ingredient in Korlym, for the treatment of psychotic depression under an exclusive patent license from Stanford University. On May 5, 2014, an independent data monitoring committee informed us that its analysis of data from the first 226 patients to enroll in our Phase 3 trial of mifepristone for the treatment of psychotic depression (Study 14) showed that the study had failed to reach its primary endpoint – a rapid and sustained reduction in the patients’ psychotic symptoms – with statistical significance. The committee advised us that continuing the study to its full enrollment of 450 patients would be unlikely to generate a statistically significant result. On May 7, 2014, we announced our decision to discontinue Study 14 and redeploy resources to more promising programs.

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

As of March 31, 2014, we had an accumulated deficit of $306.5 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for mifepristone, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing and regulatory activities, as well as selling, general and administrative expenses, including expenses related to the commercial launch of Korlym. We may continue to incur net losses over at least the next year as we continue our mifepristone and selective GR-II antagonist discovery and clinical development programs, apply for regulatory approvals, acquire and / or develop treatments in other therapeutic areas, establish sales and marketing capabilities and expand our operations.

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

Results of Operations

Net Product Sales – Net product sales includes product revenue resulting from sales to our customers, reduced by (1) trade allowances, such as discounts for prompt payment and distributor fees, (2) estimated government rebates and chargebacks, (3) reserves for expected product returns and 4) estimated costs of our patient assistance program. We made Korlym available commercially in the United States in April 2012.

For the three-month period ended March 31, 2014, we recorded $4.4 million in net product sales, as compared to $1.7 million in the comparable period in 2013. To calculate net product sales, we deducted from gross sales estimates of prompt-pay discounts (which we ceased to incur with respect to our specialty pharmacy customer beginning in the third quarter of 2013), distribution service fees, rebates and chargebacks owed to government payors and patient assistance program costs, which amounts are not material for any of the periods presented.

We provide cash donations to a non-profit third party organization that supports patients who meet certain eligibility requirements with financial assistance for the treatment of Cushing’s syndrome, which treatment may include Korlym. We do not include as net product revenues sales of Korlym tablets funded through this source.

Cost of sales – Cost of sales includes the cost to manufacture Korlym (which includes material, third-party manufacturing costs and indirect personnel and other overhead costs) based on units sold in the current period, as well as the cost of stability testing and distribution. We began capitalizing Korlym production costs as inventory following approval by the FDA to market Korlym in February 2012. Prior to Korlym’s approval, we expensed all costs related to the manufacturing of product (including stability costs and manufacturing overhead) as incurred, classifying these costs as research and development expense. A portion of the product manufactured prior to FDA approval was available for us to use commercially.

Cost of sales was $174,000 for the three-month period ended March 31, 2014, as compared to $20,000 for the comparable period in 2013, which equals 4.0 percent and 1.2% percent of net product sales for the respective periods. Direct product cost for tablets sold during the three-month period ended March 31, 2014 represented approximately 3.2% of net product sales as compared to less than 1% of net product sales for the three-month period ended March 31, 2013, The remainder of the cost of sales during each period related to stability testing and distribution costs. Product sold during the three-month period ended March 31, 2014, included the cost to manufacture the Korlym tablets and indirect personnel and other overhead costs but did not include the cost of the active pharmaceutical ingredient (API) as that had been expensed prior to FDA approval of Korlym. Product sold during the three-month period ended March 31, 2013, did not include either the cost to manufacture the Korlym tablets or the API costs as these tablets had been fully manufactured prior to FDA approval.

The cost of manufacturing Korlym reflected in our cost of sales through March 31, 2014, does not reflect the full cost of production because we have previously expensed the majority of the raw materials, labor and overhead costs incurred to produce the product sold during these periods. In addition, the amount and timing of stability testing varies from period to period as determined by FDA regulations and our production schedule and is not a fixed percentage of our sales volumes. We expect that our cost of sales of Korlym as a percentage of net product sales will fluctuate from period to period during 2014 as product manufactured prior to FDA approval is consumed.

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

Research and development expenses increased 71 percent to $7.3 million for the three-month period ended March 31, 2014 from $4.3 million for the comparable period in 2013.

During the three-month period ended March 31, 2014, as compared to the corresponding period in 2013, there was an increase of $1.2 million in staffing and consultancy costs, which included $815,000 related to bonuses to staff working in these functions that were awarded and paid in February 2014. After adjusting for the effect of these bonuses, there was a net increase of $423,000 in staffing and consulting costs in the first quarter of 2014 as compared to the same period in 2013, primarily to support increased activity in the psychotic depression study, preparations for a previously anticipated submission to the FDA of an sNDA for approval of mifepristone in psychotic depression, increased activities in our oncology study and other research and development activities.

Clinical trial costs reflected net increases of $1.7 million during the first quarter of 2014, as compared to the comparable period in 2013. During the three-month period ended March 31, 2014 as compared to 2013, there were increases of $1.4 million related to our Phase 3 study with mifepristone for the treatment of psychotic depression study and $554,000 related to our oncology study. In addition, there was an increase in spending of $397,000 related to the development of new compounds, which was partially offset by decreases in spending of $200,000 related to other products.

Below is a summary of our research and development expenses by major project:

	Three-Months Ended March 31,
Project	2014	2013
	(in thousands)
Development programs:
Psychotic Depression	$3,395	$1,506
Cushing’s syndrome	641	538
Cancer	767	—
Selective GR-II antagonists	1,857	1,464
Unallocated activities, including NDA supportive studies and manufacturing, regulatory and pre-clinical activities	463	601
Stock-based compensation	162	148

Total research and development expense	$7,285	$4,257

We expect research and development expenditures during the remainder of 2014 to be approximately the same as they were in 2013, as reductions in our spending on psychotic depression are offset by increases in spending on development of our next-generation compounds. Research and development expenses in 2015 and beyond will depend on our strategic priorities and the availability of funding. See also, “Liquidity and Capital Resources”.

Many factors can affect the cost and timing of our clinical programs, including inconclusive results requiring more clinical trials or the extension of existing trials, slow patient enrollment, adverse side effects in study patients, insufficient supplies of medicine and real or perceived lack of effectiveness or safety of the drug in our trials. The cost and timing of development of our selective GR-II antagonists will depend on the success of our efforts and any difficulties that we may encounter. In addition, the development of all of our product candidates will be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development and approval of our product candidates.

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

For the three-month period ended March 31, 2014, selling, general and administrative expenses increased 17 percent to $9.8 million from $8.4 million for the comparable period in 2013.

During the three-month period ended March 31, 2014, as compared to the corresponding period in 2013, staffing and consultancy costs reflected an increase of $2.7 million, which included $2.5 million related to cash bonuses awarded in February 2014 to employees and officers working in selling, general and administrative functions. During the three-month period ended March 31, 2014, as compared to the corresponding period in 2013, there was also an increase of $251,000 related to our contracted sales force. These increases were offset by a decrease in other professional services costs related to commercial activities of $914,000 in marketing and promotional activities and a decrease in our legal costs of $285,000.

Selling, general and administrative expenses included stock-based compensation expense related to option grants to individuals performing these functions of $1.2 million during each of the three-month periods ended March 31, 2014 and 2013.

We expect that selling, general and administrative expenses will be slightly higher during the remainder of 2014 as compared to 2013 because of activities directly associated with the commercialization of Korlym. The level of selling, general and administrative activities and related expenses in 2015 and future years will be largely dependent on our assessment of the staff and other services necessary to support product commercialization and our continued clinical development activities and the availability of additional funds. See also, “Liquidity and Capital Resources.”

Interest and other expense – Interest and other expense was $1.1 million for each of the three-month periods ended March 31, 2014 and 2013, which consisted primarily of interest expense related to our Biopharma financing agreement. Interest expense for the remainder of 2014 and future years related to this obligation will decrease from the levels of 2013 due to quarterly payments against the outstanding obligation.

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

	Three-months Ended March 31,
	2014	2013
	(in thousands, except for per share data)
GAAP net loss	$(13,930)	$(12,084)
Significant non-cash expenses:
Stock-based compensation
Research and development	162	148
Selling, general and administrative	1,216	1,162

Total stock-based compensation	1,378	1,310

Accretion of interest expense related to long-term obligation	1,044	1,115

Non-GAAP net loss, as adjusted for significant non-cash expenses	$(11,508)	$(9,659)

GAAP basic and diluted net loss per share	$(0.14)	$(0.12)

Non-GAAP basic and diluted net loss per share, as adjusted for significant non-cash expenses	$(0.11)	$(0.10)

Shares used in computing basic and diluted net loss per share	100,521	99,814

Liquidity and Capital Resources

We have incurred operating losses since inception, and at March 31, 2014, we had an accumulated deficit of $306.5 million. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities and our Financing Agreement with Biopharma to fund our operations.

At March 31, 2014, we had cash and cash equivalents of $43.6 million, compared to $54.9 million at December 31, 2013. Net cash used in operating activities for the three-month periods ended March 31, 2014 and 2013 were $11.1 million and $11.6 million, respectively. We used cash in each period primarily for the commercialization of Korlym and for research and development activities. In addition, we made a payment under the Biopharma Financing Agreement of $995,000 during the three-month period ended March 31, 2014. No payments had been required under this agreement during the comparable period in 2013 as payments as the first payment was not required to be made until August 2013.

We expect net cash used during the remainder of 2014 will be lower than in corresponding periods of 2013 as the cash expected to be generated from increasing sales of Korlym will be greater than the change in expenditures related to the continued commercialization of Korlym, the initiation of our Phase 1 trial of mifepristone for triple-negative breast cancer, the continued development of our selective GR-II antagonists and payments under our Biopharma Financing Agreement.

Our funding requirements for operating activities may increase in 2015 and beyond if we decide to expand our development programs for oncology or our selective GR-II antagonists, in which case expenses may be only partially offset by revenues from sales of Korlym.

As discussed below under the caption Contractual Obligations and Commercial Commitments, we are required to make aggregate payments under the Biopharma Financing Agreement of $45.0 million, of which $2.0 million was paid through March 31, 2014, with an additional payment of $1.0 million in April 2014. Future individual payment amounts will be variable.

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

Contractual Obligations and Commercial Commitments

Our contractual payment obligations and purchase commitments as of December 31, 2013 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, and have not changed materially during the three months ended March 31, 2014, with the exception of the initiation of an agreement with a CRO for a Phase 1 study of one of our new compounds with a total commitment of approximately $2.6 million that is expected to be expended over the next one-year period and the execution of a long-term manufacturing and supply agreement with PCAS for the manufacture of mifepristone. We have agreed to purchase a certain minimum percentage of our mifepristone requirements from PCAS, the amount of which will be variable depending on future needs.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. During the three months ended March 31, 2014, we did not make any significant changes to our critical accounting policies and estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss. As of March 31, 2014, the fair value of our cash and cash equivalents was $43.6 million and consisted primarily of a money market fund maintained at a major U.S. financial institution that invests primarily in short-term U.S. Treasury notes and bills. To minimize our exposure to interest rate risk, we have limited the maturities of our investments to less than two years with an average maturity not to exceed one year. Due to the short-term nature of these instruments, a 10% increase or decrease in market interest rates would not have a material impact on the total value of our portfolio as of March 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we have received Orphan Drug Designation in both the United States and the EU, we cannot be assured that we will recognize the potential benefits of these designations. Even after an orphan drug is approved for its orphan indication, the FDA can subsequently approve a different drug for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. In addition, the FDA may, during the seven-year orphan drug exclusivity period, approve the same drug for a different indication or different drug for the same indication. Upon expiration of the orphan drug exclusivity period, we may be subject to competition from manufacturers offering a generic form of mifepristone at a lower price, in which case our business will be harmed.

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

In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. In August 2011, the Budget Control Act of 2011 among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of two percent per fiscal year, which went into effect on April 1, 2013 and will stay in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

We currently have no experience in, and we do not own facilities for, nor do we plan to develop facilities for, manufacturing any products. We depend on a single-source, third-party contract manufacturer, PCAS, to supply the active pharmaceutical ingredient, or API, in Korlym. We entered into a long-term agreement with PCAS in March 2014. We also depend on a single-source, third-party contract manufacturer to manufacture Korlym tablets. In November 2012, the FDA approved AAI as a qualified site for the manufacture of Korlym tablets, subject to the successful manufacture of validation batches. The manufacturing of the validation batches began in April 2014. We entered into a long-term agreement with AAI in April 2014. If either of these manufacturers is unable or unwilling to meet our future demands in the quantities and time frame required, we may not be able to manufacture our product in a timely manner. Our current arrangements with these manufacturers are terminable by such manufacturers, subject to certain notice provisions. If we are unable, for whatever reason, to obtain the API or Korlym tablets from our contract manufacturers, we may not be able to manufacture our required quantities or identify alternate manufacturers of mifepristone or Korlym tablets in a timely manner or on reasonable terms, if at all, which would harm our business. In addition, we expect to use third-party manufacturers and suppliers if and when our other product candidates are approved.

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

The sale of our products is subject to regulatory approvals, and our business is subject to extensive regulatory requirements, and if we are unable to obtain regulatory approval for future product candidates, including mifepristone for the treatment of triple-negative breast cancer, we will be limited in our ability to commercialize such product candidates and our business will be harmed.

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

If we receive regulatory approval for our future product candidates, including mifepristone for the treatment of triple-negative breast cancer, we will be subject to ongoing FDA obligations and continued regulatory oversight and review, such as continued safety reporting requirements; and we may also be subject to additional FDA post-marketing restrictions and obligations. If we are not able to maintain regulatory compliance, we may not be permitted to market our product candidates and/or may be subject to product recalls or seizures.

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

•

federal “sunshine” laws that require transparency regarding financial arrangements with health care providers, such as the reporting and disclosure requirements imposed by the PPACA on drug manufacturers regarding any “transfer of value” made or distributed to prescribers and other health care providers, and ownership or investment interests held by physicians and their immediate family members. The period between August 1, 2013 and December 31, 2013 was the first reporting period, and manufacturers were required to report aggregate payment data by March 31, 2014, and will be required to report detailed payment data and submit legal attestation to the accuracy of such data during Phase 2 of the program (which begins in May 2014 and extends for at least 30 days). Thereafter, manufacturers must submit reports by the 90th day of each calendar year;

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

Clinical development is a long, expensive and uncertain process, and data obtained from clinical trials and supportive studies are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The results from early clinical trials may not be predictive of results eventually obtained in later clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profile of their medication candidate, despite promising results in earlier trials. Clinical trials may not demonstrate sufficient safety and efficacy to obtain regulatory approval. For example, in May 2014, we discontinued our Phase 3 study of mifepristone for treatment of psychotic depression (Study 14) after receiving the report of a data monitoring committee that the trial was unlikely to reach its primary endpoints based on an analysis of interim data.

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

Over the course of clinical development of any product candidate, we may decide, or the FDA or other regulatory authorities may require us, to pursue clinical or preclinical studies in addition to those we had initially anticipated. Additional trials or studies may require additional funding, the availability of which is not assured. Also, it is possible that additional trials or studies that we decide are necessary or desirable will delay or prevent the completion of our development programs. Even if we are able to conduct all of the clinical trials and supportive studies that we consider appropriate, we may never receive regulatory approval to market mifepristone for the treatment of triple-negative breast cancer or any other product candidates or indications.

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

We rely on clinical investigators and clinical sites to enroll patients and other third parties such as clinical research organizations (CROs) to manage many of our trials and to perform related data collection and analysis. We control only certain aspects of these third parties’ activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with cGCPs. If we or any of the third parties working on or conducting our trials fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approval of our marketing applications, if at all. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with cGCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, we may not be able to control the timing of identification and selection of appropriate sites for our planned trials and the amount and timing of resources that the clinical sites that conduct the clinical testing may devote to our clinical trials. If our clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials or fail to enroll them on our planned schedules, we will be unable to complete our trials or to complete them as planned, which could delay or prevent us from completing the clinical development of mifepristone for the treatment of triple-negative breast cancer or other development programs.

We have an agreement with the CRO that is conducting our Phase 1 trial of mifepristone for the treatment of triple-negative breast cancer to supervise and monitor clinical site performance and to perform investigator supervision, data collection and analysis for this trial. The conduct of future clinical trials may also be conducted through the use of CROs and third party clinical sites. We may not be able to maintain relationships with this or other CROs or with the clinical investigators and the clinical sites through the completion of all trial activities without delays in anticipated timing of trial activities or excessive expenditures. If any of our relationships with CROs or other third parties terminates, we may not be able to enter into arrangements with alternative CROs or third parties on commercially reasonable terms, or at all. If these CROs, clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may be unable to obtain regulatory approval for, or successfully commercialize, mifepristone for the treatment of triple-negative breast cancer.

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

We face competition from companies with substantial financial, technical and marketing resources, which could limit our future revenues from the commercialization of mifepristone for the treatment of triple-negative breast cancer or for other indications.

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

Accordingly, mifepristone may not be an effective competitor against established treatments and our present or potential competitors may succeed in developing medicinal products that are superior to mifepristone or render mifepristone obsolete or non-competitive. If we are unable to establish mifepristone as a superior and cost-effective treatment for triple-negative breast cancer, or any future use, we may be unable to generate the revenues necessary to support our business.

Our efforts to discover, develop and commercialize new product candidates beyond mifepristone are at a very early stage. If we fail to identify and develop additional uses for GR-II antagonists, we may be unable to market additional products.

To develop additional potential sources of revenue, we believe that we must identify and develop additional product candidates or new therapeutic uses for mifepristone. We own or have exclusively licensed issued U.S. patents covering the use of GR-II antagonists to treat triple-negative breast cancer, mental disorders by optimizing mifepristone levels in plasma serum, mild cognitive impairment, weight gain due to treatment with antipsychotic medication, stress disorders, early dementia, delirium, gastroesophageal reflux disease, Down’s Syndrome, catatonia, psychosis associated with cocaine addiction, psychosis associated with Interferon-alpha therapy, migraine headaches, and to increase the therapeutic response to ECT. In addition, we have six U.S. method of use patent applications covering GR-II antagonists for the treatment of a number of other metabolic and psychiatric disorders, six U.S. composition of matter patents covering specific GR-II antagonists, and one additional U.S. composition of matter patent application is pending. We have also filed patent applications in the major international markets.

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

We only have significant clinical experience with mifepristone and we may determine that mifepristone is not desirable for uses other than for the treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery and, potentially, for the treatment of triple-negative breast cancer. For example, we do not intend to develop mifepristone for mitigation of the weight gain associated with the use of Zyprexa, Risperdal or other atypical antipsychotics, even though we have reported positive results in the proof of concept studies described above in Part I, Item 1, Business – Overview – Mifepristone Proof-of-Concept Studies. We may pursue other GR-II antagonists for this use. The compounds developed pursuant to our early clinical, preclinical and discovery research programs may fail to become viable product candidates regardless of the resources we may dedicate to the program. Even if product candidates are identified, we may abandon further development efforts before we reach clinical trials or after expending significant expense and time conducting clinical trials due to financial constraints, concerns over the safety or efficacy of the product candidates, manufacturing difficulties or other reasons. Moreover, governmental authorities may enact new legislation or regulations that could limit or restrict our development efforts. If we are unable to successfully discover and commercialize new uses for GR-II antagonists, we may be unable to generate sufficient revenue to support our operations.

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

Risks Related to Our Capital Needs and Financial Results

We may need additional capital in order to complete the development and commercialization of mifepristone for the treatment of triple-negative breast cancer or other indications or for the development and commercialization of our proprietary, selective GR-II antagonists. Additional capital may not be available to us at all or on favorable terms, which could adversely affect our business.

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

Factors impacting our cash position and future prospects of liquidity include the following:

•	the amount and timing of revenues from the commercialization of Korlym;

•	the pace at which physicians adopt Korlym as a treatment;

•	the willingness of insurance companies, the government and other third-party payors to provide coverage for Korlym at reasonable rates;

•	changes in the coverage and reimbursement policies of third-party insurance companies or government agencies;

•	the costs, timing of site selection and enrollment of our clinical trials;

•	the results of our research efforts and clinical trials;

•	the need to perform additional clinical trials and other supportive studies;

•	the timing and outcome of our Phase 1 study of mifepristone for the treatment of triple-negative breast cancer and further clinical development related to this indication;

•	developments or disputes concerning patents or proprietary rights, including announcements of claims of infringement, interference or litigation against us or our licensors;

•	actual or anticipated fluctuations in our operating results;

•	changes in our growth rates; and

•	changes in our research and development plans for our proprietary, selective GR-II antagonists.

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

We have a limited history of operations and have focused primarily on clinical trials. We have begun to commercialize Korlym and, if the outcome of our clinical trials supports it, we plan to seek FDA regulatory clearance to market mifepristone for the treatment of triple-negative breast cancer and, potentially, other indications. Historically, we have funded our operations primarily from the sale of our equity securities. We have incurred losses in each year since our inception in 1998. As of March 31, 2014, we had an accumulated deficit of $306.5 million. We began to sell our first commercial product, Korlym, in the United States in April 2012. Based on this limited experience marketing Korlym, it is difficult for us to predict the magnitude or timing of future product sales. We expect our research and development expenses to increase in connection with the clinical trials and other development activities for mifepristone and for other product candidates. We expect to incur significant expenses related to commercializing Korlym. We are unable to predict the extent of any future losses or whether or when we will become profitable.

We may not be able to pursue all of our product research and development opportunities if we are unable to generate sufficient revenue or secure adequate funding for these programs.

The costs required to start or continue many of the programs that our intellectual property allows us to consider for further development are collectively greater than the funds currently available to us. For example, we have successfully discovered three series of compounds that are selective GR-II antagonists but do not appear to block the progesterone receptor. Further development of these proprietary compounds or any further development stemming from our method of use patents may be delayed or cancelled if we determine that such development may jeopardize our ability to complete the clinical development of mifepristone for the treatment of triple-negative breast cancer.

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

Our success depends in part on our ability to obtain and maintain adequate patent protection for the use of mifepristone for the treatment of triple-negative breast cancer and other potential uses of GR-II antagonists. If we do not adequately protect our intellectual property, competitors may be able to use our intellectual property and erode our competitive advantage.

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

We have exclusively licensed three issued U.S. patents from Stanford University for the use of GR-II antagonists, including mifepristone, in the treatment of psychotic major depression, which is commonly referred to as psychotic depression, cocaine-induced psychosis and early dementia, including early Alzheimer’s disease. We have also exclusively licensed from the University of Chicago allowed U.S. patent claims for the use of mifepristone in the treatment of triple-negative breast cancer, which claims are covered in U.S. Patent Application No. 13/071,363 “Methods and Compositions Related to Glucocorticoid Receptor Antagonists and Breast Cancer.” On August 8, 2013 the U.S. Patent and Trademark Office notified the University of Chicago that certain claims in the application had been allowed, although the patent has not yet issued.

We bear the costs of prosecuting, protecting and defending the rights to these patents. In order to maintain the exclusive license to these patents until their expiration, we are obligated to make milestone and royalty payments to both universities. If we become noncompliant with our obligations under our agreements, we may lose the right to commercialize mifepristone for the treatment of cocaine-induced psychosis, early dementia and triple-negative breast cancer and our business would be materially harmed. In addition, if Stanford University were to terminate our mifepristone license due to breach of the license on our part, we would not be able to commercialize mifepristone for the treatment of cocaine-induced psychosis or early dementia. If the University of Chicago were to terminate our license, we would not be able to commercialize mifepristone for the treatment of triple-negative breast cancer.

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

Our licensed patent covering the use of mifepristone to treat triple-negative breast cancer covers only mifepristone’s method of use and not its composition of matter, which may make it more difficult for us to prove patent infringement if physicians prescribe another manufacturer’s mifepristone for the treatment of Cushing’s syndrome or triple-negative breast cancer or if patients acquire mifepristone from other sources, such as the internet or underground market.

We have exclusively licensed three issued U.S. patents from Stanford University for the use of GR-II antagonists, including mifepristone, for the treatment of psychotic depression, cocaine-induced psychosis and early dementia, including Alzheimer’s disease. We also have an exclusive license from the University of Chicago to certain allowed patent claims covering the use of mifepristone to treat triple-negative breast cancer. A method of use patent covers only a specified use of a particular compound, not a particular composition of matter. Because none of the patents we have licensed from Stanford University and none of the allowed patent rights we have licensed from the University of Chicago cover the composition of mifepristone, we cannot prevent others from commercializing mifepristone in indications not covered by these or our other method of use patents. Although any such “off-label” use would violate our patents, effectively monitoring compliance with our patents may be difficult and costly.

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

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended May 5, 2014, our average daily trading volume was approximately 309,0000 shares and the intra-day sales prices per share of our common stock on The NASDAQ Stock Market ranged from $1.47 to $4.49. As of May 5, 2014, our officers, directors and principal stockholders controlled 34 percent of our common stock. The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

As of May 5, 2014, our officers, directors and principal stockholders control 34 percent of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

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

If we are unable to meet any of The NASDAQ listing requirements in the future, including, for example, if the closing bid price for our common stock is below $1 per share for 30 consecutive trading days, The NASDAQ

Stock Market could determine to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. During the 52-week period ended May 5, 2014, the intra-day sales prices per share of our common stock on The NASDAQ Stock Market ranged from $1.47 to $4.49. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

Anti-takeover provisions in our charter and bylaws and under Delaware law and payment acceleration provisions under the Biopharma Financing Agreement may make an acquisition of us or a change in our management more expensive or difficult, even if an acquisition or a management change would be beneficial to our stockholders.

Provisions in our charter and bylaws may delay or prevent an acquisition of us or a change in our management. Some of these provisions allow us to issue preferred stock without any vote or further action by the stockholders, require advance notification of stockholder proposals and nominations of candidates for election as directors and prohibit stockholders from acting by written consent. In addition, a supermajority vote of stockholders is required to amend our bylaws. Our bylaws provide that special meetings of the stockholders may be called only by our Chairman, President or the Board of Directors and that the authorized number of directors may be changed only by resolution of the Board of Directors. These provisions may prevent or delay a change in our Board of Directors or our management, which is appointed by our Board of Directors. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. Section 203 may prohibit large stockholders, in particular those owning 15 percent or more of our outstanding voting stock, from merging or combining with us. In addition, our payment obligations to Biopharma accelerate in the event of a change of control transaction. See “Risk Factors – Failure to meet our obligations under our Financing Agreement with Biopharma Secured Debt Fund II Sub, S.àr.l, could adversely affect our financial results and liquidity.” These provisions in our charter and bylaws and under Delaware law and the Financing Agreement could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2012).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2007).

10.1†	Consulting agreement with Robert l. Roe, M.D., dated January 7, 2014.

10.2#	Manufacturing and Supply Agreement with Produits Chimiques Auxiliaires et de Synthese SA, dated March 20, 2014.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

32.2	18 U.S.C. Section 1350 Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

101	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) unaudited Condensed Balance Sheets at March 31, 2014 and December 31, 2013, (ii) unaudited Condensed Statements of Comprehensive Loss for the Three-Month Periods Ended March 31, 2014 and 2013, (iii) unaudited Condensed Statements of Cash Flows for the Three-Month Periods Ended March 31, 2014 and 2013, and (iv) Notes to Condensed Financial Statements.

†	Management contract or compensatory plan or arrangement
#	Confidential treatment requested

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date: May 12, 2014	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D. Chief Executive Officer

Date: May 12, 2014	/s/ G. Charles Robb
G. Charles Robb
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2012).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2007).

10.1†	Consulting agreement with Robert l. Roe, M.D., dated January 7, 2014.

10.2#	Manufacturing and Supply Agreement with Produits Chimiques Auxiliaires et de Synthese SA, dated March 20, 2014.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

32.2	18 U.S.C. Section 1350 Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

101	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) unaudited Condensed Balance Sheets at March 31, 2014 and December 31, 2013, (ii) unaudited Condensed Statements of Comprehensive Loss for the Three- Month Periods Ended March 31, 2014 and 2013, (iii) unaudited Condensed Statements of Cash Flows for the Three- Month Periods Ended March 31, 2014 and 2013, and (iv) Notes to Condensed Financial Statements.

†	Management contract or compensatory plan or arrangement
#	Confidential treatment requested