Form 10-Q
period 2014-06-30
CORCEPT THERAPEUTICS INC
filed 2014-08-08
CIK 1088856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

On August 4, 2014 there were 101,123,406 shares of common stock outstanding at a par value of $0.001 per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Form 10-Q) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Form 10-Q other than statements of historical fact are forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “should,” “seeks” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements made in this Quarterly Report on Form 10-Q may include, but are not limited to, statements about:

•	our ability to manufacture, market and sell Korlym® (mifepristone) 300 mg Tablets;

•	our estimates regarding enrollment in and the dates by which we expect to report results of our clinical trials and the anticipated results of these trials;

•	the progress and timing of our research, development and clinical programs and the regulatory activities associated with such programs;

•	our ability to realize the benefits of Orphan Drug designation of Korlym in the United States;

•	the timing of the market introduction of future product candidates, including new uses for mifepristone and any compound in our families of selective glucocorticoid receptor II (GR-II) antagonists;

•	our ability to achieve marketing approval of mifepristone in the European Union (EU) (for which we have requested the brand name Corluxin®) and realize the benefits of Orphan Drug designation there;

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED BALANCE SHEETS

(In thousands except per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$33,974	$54,877
Trade receivables	2,225	1,428
Inventory	1,072	1,096
Prepaid expenses and other current assets	2,166	910

Total current assets	39,437	58,311
Strategic inventory	4,570	4,450
Property and equipment, net of accumulated depreciation	296	203
Other assets	87	113

Total assets	$44,390	$63,077

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,595	$2,381
Accrued clinical expenses	1,643	3,288
Other accrued liabilities	1,624	1,301
Long-term obligation - current portion	7,396	5,743
Deferred revenue	44	25

Total current liabilities	13,302	12,738
Long-term obligation, net of current portion	27,636	29,322
Commitments
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000 shares authorized and no shares outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, par value $0.001 per share, 280,000 shares authorized and 101,123 and 99,849 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	101	100
Additional paid-in capital	317,449	313,534
Accumulated deficit	(314,098)	(292,617)

Total stockholders’ equity	3,452	21,017

Total liabilities and stockholders’ equity	$44,390	$63,077

The accompanying notes are an integral part of these condensed financial statements.

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Product sales, net	$5,851	$1,891	$10,255	$3,608
Operating expenses:
Cost of sales	215	23	389	43
Research and development	4,252	4,491	11,537	8,748
Selling, general and administrative	7,965	8,160	17,769	16,544

Total operating expenses	12,432	12,674	29,695	25,335

Loss from operations	(6,581)	(10,783)	(19,440)	(21,727)
Interest and other expense	(971)	(1,114)	(2,041)	(2,254)

Net loss and comprehensive loss	$(7,552)	$(11,897)	$(21,481)	$(23,981)

Basic and diluted net loss per share	$(0.07)	$(0.12)	$(0.21)	$(0.24)

Weighted average shares outstanding used in computing basic and diluted net loss per share	100,980	99,814	100,751	99,814

The accompanying notes are an integral part of these condensed financial statements.

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(21,481)	$(23,981)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	2,603	2,575
Accretion of interest expense	1,979	2,207
Amortization of debt financing costs	14	19
Depreciation and amortization of property and equipment	65	33
Changes in operating assets and liabilities:
Trade receivables	(797)	(298)
Inventory	(94)	(881)
Prepaid expenses and other current assets	(1,256)	(181)
Other assets	12	(3)
Accounts payable	214	(771)
Accrued clinical expenses	(1,645)	201
Other accrued liabilities	323	269
Deferred revenue	19	21

Net cash used in operating activities	(20,044)	(20,790)

Investing activities
Purchases of property and equipment	(158)	(22)

Cash used in investing activities	(158)	(22)

Financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	1,311	—
Payments related to long-term obligation	(2,012)	—

Net cash used in financing activities	(701)	—

Net decrease in cash and cash equivalents	(20,903)	(20,812)
Cash and cash equivalents, at beginning of period	54,877	93,032

Cash and cash equivalents, at end of period	$33,974	$72,220

The accompanying notes are an integral part of these condensed financial statements.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Corcept Therapeutics Incorporated was incorporated in the state of Delaware in May 1998, and our facilities are located in Menlo Park, California. Corcept is a pharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of severe metabolic, psychiatric and oncologic disorders. Since our inception, we have been developing our lead product, Korlym®. Mifepristone, the active ingredient in Korlym, is a potent competitive antagonist of the glucocorticoid receptor II (GR-II), which means that it competitively blocks the effects of cortisol throughout the body at one of its two receptors. In February 2012, the United States Food and Drug Administration (FDA) approved Korlym (mifepristone) 300 mg Tablets as a once-daily oral medication for treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. We released Korlym for sale in the United States in April 2012. In December 2013, we initiated a study of mifepristone for the treatment of triple-negative breast cancer. In addition, we have discovered and patented three series of novel selective GR-II antagonists. Unless otherwise stated, all references in these financial statements to “we,” “us,” “our,” “Corcept,” the “Company,” “our company” and similar designations refer to Corcept Therapeutics Incorporated.

The accompanying unaudited condensed balance sheet as of June 30, 2014 and the condensed statements of comprehensive loss for the three- and six-month periods ended June 30, 2014 and 2013 and the condensed statements of cash flows for the six-month periods ended June 30, 2014 and 2013 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2013 has been derived from audited financial statements at that date.

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

Cash and Cash Equivalents

We invest our cash in bank deposits, money market accounts, corporate debt securities and obligations of the U.S. government and U.S. government sponsored entities. We consider all highly liquid investments purchased with maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost. As of June 30, 2014 and December 31, 2013, all of our funds were invested in cash and cash equivalents that consist of a money market fund maintained at a major U.S. financial institution.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

Credit Risks and Concentrations

We have a concentration of credit risk related to our cash and cash equivalents. We are exposed to credit risk in the event of default by the financial institutions holding these funds or by the entity or entities that issued the securities held by the fund to the extent of the amount recorded on our balance sheet. We mitigate this risk by investing in a money market fund that invests primarily in short-term U.S. Treasury notes and bills. We experienced no loss or lack of access to cash and cash equivalents in our operating or investment accounts during the three- and six-month periods ended June 30, 2014 and 2013.

We are exposed to credit risk in regard to our trade receivables with this risk being spread among various third-party payors – pharmacy benefit managers, insurance companies, private charities and government programs – and individual patients. We extend credit to third-party payors based on their creditworthiness. We monitor our exposure and will record a reserve against uncollectible trade receivables as necessary. To date, we have not incurred any credit losses.

We have a concentration of risk in regard to the manufacture of our product. As of June 30, 2014, we had one tablet manufacturer for Korlym with an operational facility – AAI Pharma Services Corp. (AAI). In addition, we have a single-source manufacturer of mifepristone, the active pharmaceutical ingredient (API), in Korlym - Produits Chimiques Auxiliaires et de Synthèse SA (PCAS). If either of these companies is unable to manufacture API or Korlym tablets in the quantities and time frame required, we may not be able to manufacture our product in a timely manner. In order to mitigate these risks related to the manufacture of our product, we placed orders for additional quantities of mifepristone API and Korlym tablets, which are now in inventory.

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

Long-term Obligation

In August 2012, we entered into a Purchase and Sale Agreement (Financing Agreement) with Biopharma Secured Debt Fund II Sub, S.à r.l (Biopharma), a private limited liability company organized under the laws of Luxembourg. Under the terms of the Financing Agreement, we received $30.0 million from Biopharma, which was recorded as a long-term obligation at issuance. We are obligated to make payments calculated as a percentage of (i) any licensing or other contingent payments arising from Korlym and any other products containing mifepristone or any of our proprietary selective GR-II antagonists (Covered Products) and (ii) net Covered Product sales earned in the calendar quarter ended June 30, 2013 and thereafter (together, Korlym Receipts), until such time as we have paid Biopharma a total of $45.0 million.

Interest expense related to the Financing Agreement is calculated based on the internal interest rate to Biopharma that would result from these assumed payment streams.

The accounting for the Financing Agreement requires us to make certain estimates and assumptions, including the timing of royalty payments due to Biopharma, the expected rate of return to Biopharma, the split between current and long-term portions of the obligation and the accretion of related interest expense. Korlym has only been marketed since April 2012 and the magnitude and timing of Korlym revenue is difficult to predict. Therefore, these estimates and assumptions are subject to significant variability and are likely to change as we gain experience marketing Korlym, which will result in changes in our classification of the current and long-term portions of the amounts payable pursuant to the Financing Agreement, as well as the internal rate of return paid to Biopharma and the accretion of interest expense related to this obligation. The amount of our payment with respect to each quarter will be based on Korlym Receipts recorded in that quarter and may differ from our estimates. While changes in the timing of Korlym revenue may affect the timing of recognition of interest expense and the split between the current and long-term portions of the obligation at any balance sheet date, the aggregate amount to be repaid to Biopharma is fixed at $45.0 million.

The amount shown as the current portion of the obligation is an estimate of the total amount under the Financing Agreement that would be paid to Biopharma within 12 months following June 30, 2014.

See Note 4, Long-Term Obligation, for additional information regarding this agreement.

Net Product Sales

From our initial launch in April 2012 through June 30, 2013, we sold Korlym primarily to a specialty pharmacy and a specialty distributor, which subsequently resold Korlym to patients and healthcare providers. Korlym is not available in retail pharmacies. As of July 1, 2013, we began using Dohmen Life Science Services (Dohmen), formerly known as Centric Health Resources, Inc., as our specialty pharmacy. Dohmen operates on a consignment basis, without carrying any Korlym inventory. Accordingly, all of our sales through Dohmen are made directly to patients.

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

We make cash donations to a non-profit third party organization that provides patients who meet certain eligibility requirements with financial assistance for the treatment of Cushing’s syndrome, which treatment may include Korlym. We do not include in net product revenues sales of Korlym tablets to such patients funded through this source.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09. ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligation in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance will require significantly expanded revenue recognition disclosures. This guidance, which will become effective for us as of January 1, 2017, is to be applied retrospectively. Early application is not permitted. We are currently evaluating the new standard, but do not anticipate a material impact to our financial statements once implemented.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

2. Fair Value of Financial Instruments

As of June 30, 2014 and December 31, 2013, we had invested our financial assets in a money market fund that can be converted to cash at par on demand. We measured these funds, which totaled $33.6 million and $52.9 million as of June 30, 2014 and December 31, 2013, respectively, at fair value, which approximates cost, as of the respective dates and classified them as Level 1 assets in the fair value hierarchy for financial assets.

All cash equivalents and short-term investments held as of June 30, 2014 and December 31, 2013 were in active markets and valued based upon their quoted prices.

3. Composition of Certain Balance Sheet Items

Inventory

The composition of inventory was as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Raw materials	$3,488	$4,318
Work in progress	1,257	2
Finished goods	897	1,226

Total inventory	5,642	5,546
Less strategic inventory classified as non-current	(4,570)	(4,450)

Total inventory classified as current	$1,072	$1,096

The finished goods inventory as of June 30, 2014 and December 31, 2013 includes all costs of manufacture and packaging with the exception of the cost of raw materials that were expensed prior to FDA approval.

In order to be prepared for potential demand for Korlym and because we have single-source manufacturers of both the API for Korlym and Korlym tablets, we have invested in inventory of both of these materials. Inventory amounts that are not expected to be consumed within twelve months following the balance sheet date are referred to as “Strategic Inventory” and classified as a noncurrent asset.

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Accrued compensation	$561	$466
Professional fees	345	369
Commercialization costs	328	288
Government rebates	119	40
Legal fees	193	110
Other	78	28

	$1,624	$1,301

4. Long-Term Obligation

As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, Long-term Obligation, under the Financing Agreement with Biopharma, we are obligated to make payments calculated as a percentage of our net sales of Korlym, any future mifepristone-based products, our selective GR-II antagonists (together referred to as Covered Products) and any upfront, milestone or other contingent payments with respect to Covered Products. Biopharma’s right to receive payments will expire once it has received cumulative payments of $45.0 million. Through June 30, 2014, we made aggregate payments to Biopharma in the amount of $3.0 million, with an additional payment in the amount of $1.3 million made in July 2014.

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

As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, Long-term Obligation, we make estimates of the timing of payments during the term of this agreement for purposes of calculating the expected rate of return to Biopharma, the accretion of related interest expense and the current portion of our obligation. We recorded interest expense of $935,000 and $2.0 million for the three- and six-month periods ended June 30, 2014, respectively, $1.1 million and $2.2 million for the three- and six-month periods ended June 30, 2013, respectively, and total accreted interest of $8.1 million for the period from August 2012 through June 30, 2014, as calculated based on the internal interest rate to Biopharma that would result from these assumed payment streams. The timing of payment amounts will be based on actual Korlym Receipts recorded in the financial statements over the term of this agreement and may differ from these estimates. While changes in the timing of Korlym revenue may affect the timing of recognition of interest expense and the split between the current and long-term portions of the obligation at any balance sheet date, the aggregate amount to be repaid to Biopharma is fixed at $45.0 million.

The carrying value of the long-term obligation was $35.0 million as of June 30, 2014 and $35.1 million as of December 31, 2013. The long-term obligation, including accrued interest, is presented on the balance sheet in two components; the Long-term obligation - current portion, which equates to the estimated amount due under the agreement to be paid within twelve months following the balance sheet date, and the remaining amount, which is included in Long-term obligation, net of current portion.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

The following table provides a summary of the payment obligations under the Financing Agreement as of June 30, 2014 and December 31, 2013, utilizing the payment assumptions discussed above.

	June 30, 2014	December 31, 2013
	(in thousands)
Total repayment obligation	$45,000	$45,000
Less interest to be accreted in future periods	(6,931)	(8,910)
Less payments made	(3,037)	(1,025)
Less current portion	(7,396)	(5,743)

Long-term obligation, net of current portion	$27,636	$29,322

The estimated fair value of the long-term obligation, as measured using Level 3 inputs, approximates the carrying amounts as presented on the balance sheet as of June 30, 2014 and December 31, 2013. The estimated fair value was calculated using the income method of valuation. The key assumptions required for the calculation were an estimate of the amount and timing of future product revenues and an estimated cost of capital. Management’s estimate of the future product revenues is subject to significant uncertainty due to the fact that Korlym has been available for less than two years and the extended time period associated with the Financing Agreement.

We capitalized $140,000 of issuance costs related to the Financing Agreement, which are being amortized over the estimated term of the obligation, based on the assumptions discussed above. At June 30, 2014 and December 31, 2013, the unamortized issuance costs were $72,000 and $87,000, respectively, and are included in other assets on our balance sheets.

5. Significant Agreements

Pharmaceutical Manufacturing Agreement

In March 2014, we entered into a long-term manufacturing and supply agreement with PCAS for the manufacture of mifepristone, the active pharmaceutical agreement in Korlym®. We have agreed to purchase a minimum percentage of our mifepristone requirements from PCAS; the amount of the commitment will depend on our future needs. The initial term of the agreement is five years from March 20, 2014, with an automatic extension of one year unless either party gives 12 months prior written notice that it does not want an extension. We have the right to terminate the agreement if PCAS is unable to manufacture the product for a consecutive nine-month period.

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

During the six-month period ended June 30, 2014, we issued an aggregate of 1.1 million shares of our common stock upon the exercise of stock options.

The following table provides a summary of non-cash stock-based compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Research and development	$169	$157	$331	$305
Selling, general and administrative	1,057	1,108	2,272	2,270

Total non-cash stock-based compensation	$1,226	$1,265	$2,603	$2,575

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

	June 30,
	2014	2013
	(in thousands)
Stock options outstanding	14,618	14,494
Warrants outstanding	8,044	8,904

Total	22,662	23,398

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since our inception in 1998, we have been developing mifepristone, a potent, competitive glucocorticoid receptor II (GR-II) antagonist. In February 2012, the FDA approved Korlym® (mifepristone) 300 mg Tablets as a once-daily oral medication for treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. We made the drug available to patients in the United States in April 2012.

We have begun a Phase 1 safety and efficacy study of mifepristone in combination with chemotherapy in the treatment of triple-negative breast cancer – a form of cancer with a particularly poor prognosis. We have discovered and patented three series of selective GR-II antagonists that, like mifepristone, competitively block GR-II but do not bind to the progesterone receptor and thus do not interfere with pregnancy.

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

Triple-Negative Breast Cancer. In January 2014, we began a Phase 1 study of mifepristone in combination with the chemotherapy drug eribulin in the treatment of triple-negative breast cancer.

We plan to conduct our study in two phases. First, the recommended dose for the second phase of the study will be determined in up to 20 patients with metastatic breast cancer. In the subsequent expansion phase, 20 patients with GR-II-positive triple-negative breast cancer will be dosed to determine a preliminary estimate of efficacy. Mifepristone will be administered orally with food once daily and eribulin will be administered intravenously. We began enrolling patients in this study in February 2014 and expect to have results in 2015.

Psychotic Depression. On May 5, 2014, an independent data monitoring committee informed us that its analysis of data from the first 226 patients to enroll in our Phase 3 trial of mifepristone for the treatment of psychotic depression (Study 14) showed that the study had failed to reach its primary endpoint – a rapid and sustained reduction in the patients’ psychotic symptoms – with statistical significance. The committee advised us that continuing the study to its full enrollment of 450 patients would be unlikely to generate a statistically significant result. On May 7, 2014, we announced our decision to discontinue Study 14 and redeploy resources to more promising programs.

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

Several of our new compounds have demonstrated positive results in animal or in vitro models for the prevention and reversal of alcohol dependence, amyotrophic lateral sclerosis (Lou Gehrig’s disease), Alzheimer’s disease, anti-psychotic-induced weight gain, breast, ovarian and prostate cancer in combination with a chemotherapeutic agent, electroconvulsive shock-induced retrograde amnesia, metabolic syndrome, muscular dystrophy, obesity, prevention of glucocorticoid-induced neurological damage in premature infants, and stress disorders. We intend to continue our discovery research program with the goal of identifying new selective GR-II antagonists, to manufacture and conduct pre-clinical development of one or more of these compounds and to study the most promising of them in humans. We plan to advance at least two of the new compounds to the clinic over the next year.

General

Our activities to date have included:

•

product development, including drug formulation and manufacturing, designing, funding and overseeing clinical trials, and conducting non-human clinical investigatory activities, such as toxicological testing;

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

As of June 30, 2014, we had an accumulated deficit of $314.1 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for mifepristone, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing and regulatory activities, as well as selling, general and administrative expenses, including expenses related to the commercial launch of Korlym. We may continue to incur net losses as we continue our mifepristone and selective GR-II antagonist discovery and clinical development programs, apply for regulatory approvals, acquire and / or develop treatments in other therapeutic areas, establish sales and marketing capabilities and expand our operations.

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

For the three- and six-month periods ended June 30, 2014, we recorded net product sales of $5.9 million and $10.3 million, respectively, as compared to $1.9 million and $3.6 million in the respective periods in 2013. To calculate net product sales, we deducted from gross sales estimates of prompt-pay discounts (which we ceased to incur with respect to our specialty pharmacy customer beginning in the third quarter of 2013), distribution service fees, rebates and chargebacks owed to government payors and patient assistance program costs, which amounts are not material for any of the periods presented.

We make cash donations to a non-profit third party organization that provides patients who meet certain eligibility requirements with financial assistance for the treatment of Cushing’s syndrome, which treatment may include Korlym. We do not include in net product revenues sales of Korlym tablets to such patients funded through this source.

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

Cost of sales was $215,000 and $389,000 for the three- and six-month periods ended June 30, 2014, respectively, which equaled 3.7 percent and 3.8 percent of net product sales for each of the respective periods. Cost of sales was $23,000 and $43,000 for the three- and six-month periods ended June 30, 2013, respectively, which equaled 1.2 percent of net product sales for each of the respective periods. Direct product cost for tablets sold during the three- and six-month periods ended June 30, 2014 represented approximately 2.9 percent and 3.1 percent of net product sales, respectively, as compared to less than 1 percent of net product sales for each of the three- and six-month periods ended June 30, 2013. The remainder of the cost of sales during each period related to stability testing and distribution costs. Product sold during the three- and six-month periods ended June 30, 2014, included the cost to manufacture the Korlym tablets and indirect personnel and other overhead costs but did not include the cost of the active pharmaceutical ingredient (API) as that had been expensed prior to FDA approval of Korlym. Product sold during the three- and six-month periods ended June 30, 2013, did not include either the cost to manufacture the Korlym tablets or the API costs as these tablets had been fully manufactured prior to FDA approval.

Although the cost of manufacturing Korlym reflected in our cost of sales through June 30, 2014, does not reflect the full cost of production because we have previously expensed the majority of the raw materials, labor and overhead costs incurred to produce the product sold during these periods, we do not expect that the inclusion of these previously expensed cost components in future periods will materially increase our cost of sales, because we expect that the added costs will be offset by production efficiencies. In addition, as the amount and timing of stability testing varies from period to period as determined by FDA regulations and our production schedule and is not a fixed percentage of our sales volumes, our cost of sales of Korlym as a percentage of net product sales may fluctuate from period to period.

Research and development expenses – Research and development expenses include (1) personnel costs related to our development activities, including facilities costs and non-cash stock-based compensation, (2) costs of discovery research, (3) costs associated with IND-enabling activities and pre-clinical studies, (4) costs of clinical trials, including trial preparation, enrollment, site monitoring and data management and analysis expenses, (5) regulatory costs, (6) costs of manufacturing development, including the development and activities to qualify a tablet manufacturing site, (7) costs of manufacture and / or acquisition of clinical trial materials and material used in registration and validation batches included in regulatory submissions price to product approval and (8) other costs associated with the preparation and prosecution of the regulatory submissions related to Korlym or other product candidates.

Research and development expenses decreased 5.3 percent to $4.3 million for the three-month period ended June 30, 2014 from $4.5 million for the comparable period in 2013. For the six-month period ended June 30, 2014, research and development expenses increased 32.0 percent to $11.5 million from $8.7 million for the comparable period in 2013.

During the three-month period ended June 30, 2014, as compared to the corresponding period in 2013, there was an increase of $229,000 in staffing and consultancy costs. During the six-month period ended June 30, 2014, as compared to the corresponding period in 2013, there was an increase of $1.5 million in staffing and consultancy costs, which included $815,000 related to bonuses to staff working in these functions that were awarded and paid in February 2014. After adjusting for the effect of these bonuses, there was a net increase of $651,000 in staffing and consulting costs in the first half of 2014 as compared to the same period in 2013. The increase in costs between years was primarily to support increased activity in the psychotic depression study, preparations for a previously anticipated submission to the FDA of an sNDA for approval of mifepristone in psychotic depression and increased activities in our oncology study.

Clinical trial costs reflected net increases of $108,000 and $1.8 million during the three- and six-month periods ended June 30, 2014, respectively, as compared to the respective periods in 2013. During the three- and six-month periods ended June 30, 2014 as compared to 2013, there were increases of $134,000 and $1.5 million, respectively, related to our Phase 3 study with mifepristone for the treatment of psychotic depression study and $206,000 and $760,000, respectively, related to our oncology study. During the three- and six-month periods ended June 30, 2014, as compared to the respective periods in 2013, there were decreases of $232,000 and $486,000, respectively, in clinical trial activities related to other clinical trials as work on these studies was completed.

In addition, there were decreases in spending of $420,000 and $73,000 during the three- and six-month periods ended June 30, 2014, respectively, as compared to the respective periods in 2013, related to the development of new compounds, and decreases in spending of $182,000 and $383,000 in the respective periods related to development of other products.

Below is a summary of our research and development expenses by major project:

	Three Months Ended June 30,		Six Months Ended June 30,
Project	2014	2013	2014	2013
	(in thousands)		(in thousands)
Development programs:
Psychotic Depression	$1,862	$1,697	$5,257	$3,204
Cushing’s syndrome	502	765	1,144	1,303
Cancer	404	—	1,171	—
Selective GR-II antagonists	875	1,385	2,732	2,848
Unallocated activities, including NDA supportive studies and manufacturing, regulatory and pre-clinical activities	440	487	902	1,088
Stock-based compensation	169	157	331	305

Total research and development expense	$4,252	$4,491	$11,537	$8,748

We expect research and development expenditures during the remainder of 2014 to be less than they were in 2013, as reductions in our spending on psychotic depression are only partially offset by increases in spending on our development programs for oncology and our next-generation compounds. Research and development expenses in 2015 and beyond will depend on our strategic priorities and the availability of funding. See also, “Liquidity and Capital Resources”.

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

For the three-month period ended June 30, 2014, selling, general and administrative expenses decreased 2.4 percent to $8.0 million from $8.2 million for the comparable period in 2013. For the six-month period ended June 30, 2014, selling, general and administrative expenses increased 7.4 percent to $17.8 million from $16.5 million for the comparable period in 2013.

During the three-month period ended June 30, 2014, as compared to the corresponding period in 2013, there was an increase of $364,000 in staffing and consultancy costs. During the six-month period ended June 30, 2014, as compared to the corresponding period in 2013, staffing and consultancy costs increased by $3.0 million, primarily due to the payment of $2.5 million in bonuses awarded in February 2014. These increases were offset by decreases in other professional services related to commercial activities of $635,000 and $1.4 million in the respective comparable periods.

Selling, general and administrative expenses included stock-based compensation expense related to option grants to individuals performing these functions of $1.1 million and $2.3 million during the three- and six-month periods ended June 30, 2014, respectively, which amounts were the same in the respective periods of 2013.

We expect that selling, general and administrative expenses will be slightly higher during the remainder of 2014 as compared to 2013 because of activities directly associated with the commercialization of Korlym. The level of selling, general and administrative activities and related expenses in 2015 and future years will be largely dependent on our assessment of the staff and other services necessary to support product commercialization and our continued clinical development activities. See also, “Liquidity and Capital Resources.”

Interest and other expense – Interest and other expense for the three- and six-month periods ended June 30, 2014 was $971,000 and $2.0 million, respectively, as compared to $1.1 million and $2.3 million for the respective periods in 2013. Costs in this category consisted primarily of interest expense related to our Biopharma financing agreement for all periods presented. Interest expense for the remainder of 2014 and future years related to this obligation will decrease from the levels of 2013 due to quarterly payments against the outstanding obligation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except for per share data)
GAAP net loss	$(7,552)	$(11,897)	$(21,481)	$(23,981)
Significant non-cash expenses:
Stock-based compensation	1,226	1,265	2,603	2,575

Accretion of interest expense related to long-term obligation	935	1,092	1,979	2,207

Non-GAAP net loss, as adjusted for significant non-cash expenses	$(5,391)	$(9,540)	$(16,899)	$(19,199)

GAAP basic and diluted net loss per share	$(0.07)	$(0.12)	$(0.21)	$(0.24)

Non-GAAP basic and diluted net loss per share, as adjusted for significant non-cash expenses	$(0.05)	$(0.10)	$(0.17)	$(0.19)

Shares used in computing basic and diluted net loss per share	100,980	99,814	100,751	99,814

Liquidity and Capital Resources

We have incurred operating losses since inception, and at June 30, 2014, we had an accumulated deficit of $314.1 million. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities and our Financing Agreement with Biopharma to fund our operations.

At June 30, 2014, we had cash and cash equivalents of $34.0 million, compared to $54.9 million at December 31, 2013. Net cash used in operating activities for the six-month periods ended June 30, 2014 and 2013 were $20.0 million and $20.8 million, respectively. We used cash in each period primarily for the commercialization of Korlym and for research and development activities. In addition, we made payments under the Biopharma Financing Agreement of $2.0 million in the aggregate during the six-month period ended June 30, 2014. No payments had been required under this agreement during the comparable period in 2013 as the first payment was not required to be made until August 2013.

We expect net cash used during the remainder of 2014 will be lower than in corresponding periods of 2013 as cash generated from the sale of Korlym will increase more than our expenditures related to the commercialization of Korlym, the continuation of our Phase 1 trial of mifepristone for triple-negative breast cancer, development of our selective GR-II antagonists and payments under our Biopharma Financing Agreement.

Our funding requirements for operating activities may increase in 2015 and beyond if we decide to expand our development programs for oncology or our selective GR-II antagonists, in which case expenses may be only partially offset by revenues from sales of Korlym.

As discussed below under the caption Contractual Obligations and Commercial Commitments, we are required to make aggregate payments under the Biopharma Financing Agreement of $45.0 million, with $3.0 million paid through June 30, 2014 and an additional payment of $1.3 million made in July 2014. Future individual payment amounts will be variable.

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

Contractual Obligations and Commercial Commitments

Our contractual payment obligations and purchase commitments as of December 31, 2013 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, and have not changed materially during the six-months ended June 30, 2014, with the exception of (1) the initiation of an agreement with a CRO for a Phase 1 study of one of our new compounds with a total commitment of approximately $2.6 million that is expected to be expended over the next one-year period, (2) the execution of a long-term manufacturing and supply agreement with PCAS for the manufacture of mifepristone and (3) the execution of a long-term agreement with AAI Pharma for the manufacture of Korlym tablets. We have agreed to purchase a minimum percentage of our mifepristone requirements from PCAS; the amount of this commitment will depend on our future needs. There are no minimum purchase obligations under the agreement with AAI Pharma.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. During the six months ended June 30, 2014, we did not make any significant changes to our critical accounting policies and estimates.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09. ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligation in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance will require significantly expanded revenue recognition disclosures. This guidance, which will become effective for us as of January 1, 2017, is to be applied retrospectively. Early application is not permitted. We are currently evaluating the new standard, but do not anticipate a material impact to our financial statements once implemented.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss. As of June 30, 2014, the fair value of our cash and cash equivalents was $33.6 million and consisted primarily of a money market fund maintained at a major U.S. financial institution that invests primarily in short-term U.S. Treasury notes and bills. To minimize our exposure to interest rate risk, we have limited the maturities of our investments to less than two years with an average maturity not to exceed one year. Due to the short-term nature of these instruments, a 10% increase or decrease in market interest rates would not have a material impact on the total value of our portfolio as of June 30, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Orphan Drug designation for Korlym may not provide protection from competition. We may face competition from companies that attempt to develop mifepristone or other compounds for the treatment of Cushing’s syndrome, which could limit our future revenues from the commercialization of Korlym and which could have a negative impact on future revenues from the commercialization of Korlym for any indication. These companies may have significantly more resources than we do.

Although we have received Orphan Drug designation in both the United States and the EU, we cannot be assured that we will recognize the potential benefits of these designations. Even after an orphan drug is approved for its orphan indication, the FDA or EMA can subsequently approve a different drug for the same condition if it concludes that the later drug is safer, more effective or makes a major contribution to patient care. In addition, the FDA or EMA may, during the orphan drug exclusivity period, approve the same drug for a different indication or different drug for the same indication. Upon expiration of the orphan drug exclusivity period, we may be subject to competition from manufacturers offering a generic form of mifepristone at a lower cost and our business could be harmed.

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

We are aware that Laboratoire HRA Pharma has received Orphan Drug designation in the United States and the EU for the use of mifepristone to treat a subtype of Cushing’s syndrome. HRA had begun a Phase 2 clinical trial in Europe and the United States for this indication, which has been terminated. We are also aware that Exelgyn Laboratories, which operates as a subsidiary of Medi Challenge (Pty) Ltd., received Orphan Drug designation for mifepristone to treat Cushing’s syndrome in the EU, but it has stated that it has not yet conducted any clinical trials.

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

We currently have no experience in, and we do not own facilities for, nor do we plan to develop facilities for, manufacturing any products. We depend on a single-source, third-party contract manufacturer, PCAS, to supply the active pharmaceutical ingredient, or API, in Korlym. We entered into a long-term agreement with PCAS in March 2014. We also depend on a single-source, third-party contract manufacturer, AAI, to produce Korlym tablets. In April 2014, we entered into a long-term agreement with AAI. If either of these manufacturers is unable or unwilling to meet our future demands required, we may not be able to manufacture our product in a timely manner. Our current arrangements with these manufacturers are terminable by such manufacturers, subject to certain notice provisions. If we are unable to obtain the API or Korlym tablets from our contract manufacturers, we may not be able to manufacture our required quantities or identify alternate manufacturers of mifepristone or Korlym tablets in a timely manner or on reasonable terms, if at all, which would harm our business. In addition, we expect to use third-party manufacturers and suppliers if and when our other product candidates are approved.

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

We are subject to ongoing obligations and continued regulatory review by the FDA and other regulatory authorities in the United States and other countries with respect to the research, testing, manufacturing, labeling, distribution, adverse event reporting, storage, selling, advertising, promotion, recordkeeping and marketing of products. These requirements include submissions of safety and other post-marketing information and reports, annual updates on manufacturing activities and continued compliance with current good manufacturing practices, or cGMPs, and current good clinical practices, or cGCPs, for any clinical trials that we conduct post-approval. cGMPs and cGCPs are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities through periodic inspections of manufacturing sites, trial sponsors, clinical investigators and clinical sites. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with FDA regulations and other applicable foreign and U.S. regulatory requirements may result in, among other things, warning letters, civil and criminal penalties, injunctions, holds on clinical trials, product seizure or detention, refusal to permit the import or export of products, restrictions on product marketing, withdrawal of the product from the market, voluntary or mandatory product recalls, total or partial suspension of production, refusal to approve pending NDAs or supplements to approved NDAs, and suspension or revocation of product approvals.

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

•

federal “sunshine” laws that require transparency regarding financial arrangements with health care providers, such as the reporting and disclosure requirements imposed by the PPACA on drug manufacturers regarding any “transfer of value” made or distributed to prescribers and other health care providers, and ownership or investment interests held by physicians and their immediate family members. The period between August 1, 2013 and December 31, 2013 was the first reporting period, and manufacturers were required to report aggregate payment data by March 31, 2014, and were required to report detailed payment data and submit legal attestation to the accuracy of such data by June 30, 2014. Thereafter, manufacturers must submit reports by the 90th day of each calendar year;

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

In addition, we may not develop or continue to develop product candidates for any of the indications or compounds covered by our patents and patent applications. Typically, there is a high rate of attrition for product candidates in preclinical and clinical trials, and our product development efforts may not lead to commercially viable products. For example, although we plan to advance at least two of the new compounds to the clinic over the next year, we may fail to do so.

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

We only have significant clinical experience with mifepristone and we may determine that mifepristone is not desirable for uses other than for the treatment of Cushing’s syndrome and, potentially, triple-negative breast cancer. For example, we do not intend to develop mifepristone for mitigation of the weight gain associated with the use of Zyprexa, Risperdal or other atypical antipsychotics, even though we have reported positive results in the proof of concept studies. We may pursue other GR-II antagonists for this use. The compounds developed pursuant to our early clinical, preclinical and discovery research programs may fail to become viable product candidates regardless of the resources we may dedicate to the program. Even if product candidates are identified, we may abandon further development efforts before we reach clinical trials or after expending significant expense and time conducting clinical trials due to financial constraints, concerns over the safety or efficacy of the product candidates, manufacturing difficulties or other reasons. Moreover, governmental authorities may enact new legislation or regulations that could limit or restrict our development efforts. If we are unable to successfully discover and commercialize new uses for GR-II antagonists, we may be unable to generate sufficient revenue to support our operations.

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

We have incurred losses since inception and we may incur net losses in the future.

We have a limited history of operations and have focused primarily on clinical trials. We have begun to commercialize Korlym and, if the outcome of our clinical trials supports it, we plan to seek FDA regulatory clearance to market mifepristone for the treatment of triple-negative breast cancer and, potentially, other indications. Historically, we have funded our operations primarily from the sale of our equity securities. We have incurred losses in each year since our inception in 1998. As of June 30, 2014, we had an accumulated deficit of $314.1 million. We began to sell our first commercial product, Korlym, in the United States in April 2012. Based on this limited experience marketing Korlym, it is difficult for us to predict the magnitude or timing of future product sales. We expect our research and development expenses to increase in connection with the clinical trials and other development activities for mifepristone and for other product candidates. We expect to incur significant expenses related to commercializing Korlym. We are unable to predict the extent of any future losses or whether or when we will become profitable.

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

Our licensed patents covering the use of mifepristone to treat triple-negative breast cancer, psychotic depression, cocaine-induced psychosis and early dementia, including Alzheimer’s disease, cover only mifepristone’s method of use and not its composition of matter, which may make it more difficult for us to prove patent infringement if physicians prescribe another manufacturer’s mifepristone or if patients acquire mifepristone from other sources, such as the internet or underground market.

We have exclusively licensed three U.S. patents from Stanford University for the use of GR-II antagonists, including mifepristone, for the treatment of psychotic depression, cocaine-induced psychosis and early dementia, including Alzheimer’s disease. We also have an exclusive license from the University of Chicago to certain allowed patent claims covering the use of mifepristone to treat triple-negative breast cancer. A method of use patent covers only a specified use of a particular compound, not a particular composition of matter. Because none of the patents we have licensed from Stanford University and none of the allowed patent rights we have licensed from the University of Chicago cover the composition of mifepristone, we cannot prevent others from commercializing mifepristone in indications not covered by these or our other method of use patents. Although any such “off-label” use would violate our patents, effectively monitoring compliance with our patents may be difficult and costly.

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

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended August 4, 2014, our average daily trading volume was approximately 393,000 shares and the intra-day sales prices per share of our common stock on The NASDAQ Stock Market ranged from $1.47 to $4.49. As of August 4, 2014, our officers, directors and principal stockholders controlled 35 percent of our common stock. The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

As of August 4, 2014, our officers, directors and principal stockholders control 35 percent of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

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

If we are unable to meet any of The NASDAQ listing requirements in the future, including, for example, if the closing bid price for our common stock is below $1 per share for 30 consecutive trading days, The NASDAQ Stock Market could determine to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. During the 52-week period ended August 4, 2014, the intra-day sales prices per share of our common stock on The NASDAQ Stock Market ranged from $1.47 to $4.49. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2012).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2007).

10.1	First Amendment to the Commercial Outsourcing Services Agreement with Integrated Commercialization Solutions, Inc., effective as of April 14, 2014.

10.2#	Manufacturing Agreement with AAI Pharma Services Corp., dated April 7, 2014.

10.3	Second Amendment to the Commercial Outsourcing Services Agreement with Integrated Commercialization Solutions, Inc., effective as of June 11, 2014.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

32.2	18 U.S.C. Section 1350 Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

101	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) unaudited Condensed Balance Sheets at June 30, 2014 and December 31, 2013, (ii) unaudited Condensed Statements of Comprehensive Loss for the three- and six-month periods ended June 30, 2014 and 2013, (iii) unaudited Condensed Statements of Cash Flows for the six-month periods ended June 30, 2014 and 2013, and (iv) Notes to Condensed Financial Statements.

#	Confidential treatment requested

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date: August 8, 2014	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D. Chief Executive Officer

Date: August 8, 2014	/s/ G. Charles Robb
G. Charles Robb
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2012).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2007).

10.1	First Amendment to the Commercial Outsourcing Services Agreement with Integrated Commercialization Solutions, Inc., effective as of April 14, 2014.

10.2#	Manufacturing Agreement with AAI Pharma Services Corp., dated April 7, 2014.

10.3	Second Amendment to the Commercial Outsourcing Services Agreement with Integrated Commercialization Solutions, Inc., effective as of June 11, 2014.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

32.2	18 U.S.C. Section 1350 Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

101	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) unaudited Condensed Balance Sheets at June 30, 2014 and December 31, 2013, (ii) unaudited Condensed Statements of Comprehensive Loss for the three- and six month periods ended June 30, 2014 and 2013, (iii) unaudited Condensed Statements of Cash Flows for the six-month periods ended June 30, 2014 and 2013, and (iv) Notes to Condensed Financial Statements.

#	Confidential treatment requested