Form 10-Q/A
period 2014-06-30
CORCEPT THERAPEUTICS INC
filed 2014-10-22
CIK 1088856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Corcept Therapeutics Incorporated, or the “Company”, is filing this amendment (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission on August 8, 2014, solely to amend Item 6 Exhibit Index of the Form 10-Q and re-file the agreement identified as Exhibit 10.2 to the Form 10-Q. The Company has made no further changes to the Form 10-Q.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2012).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2007).

10.1†	First Amendment to the Commercial Outsourcing Services Agreement with Integrated Commercialization Solutions, Inc., effective as of April 14, 2014.

10.2#	Manufacturing Agreement with AAI Pharma Services Corp., dated April 7, 2014.

10.3†	Second Amendment to the Commercial Outsourcing Services Agreement with Integrated Commercialization Solutions, Inc., effective as of June 11, 2014.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

32.2	18 U.S.C. Section 1350 Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

101†	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) unaudited Condensed Balance Sheets at June 30, 2014 and December 31, 2013, (ii) unaudited Condensed Statements of Comprehensive Loss for the three- and six-month periods ended June 30, 2014 and 2013, (iii) unaudited Condensed Statements of Cash Flows for the six-month periods ended June 30, 2014 and 2013, and (iv) Notes to Condensed Financial Statements.

†	Previously filed.
#	Confidential treatment requested.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date: October 22, 2014	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D. Chief Executive Officer

Date: October 22, 2014	/s/ G. Charles Robb
G. Charles Robb
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2012).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2007).

10.1†	First Amendment to the Commercial Outsourcing Services Agreement with Integrated Commercialization Solutions, Inc., effective as of April 14, 2014.

10.2#	Manufacturing Agreement with AAI Pharma Services Corp., dated April 7, 2014.

10.3†	Second Amendment to the Commercial Outsourcing Services Agreement with Integrated Commercialization Solutions, Inc., effective as of June 11, 2014.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

32.2	18 U.S.C. Section 1350 Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

101†	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) unaudited Condensed Balance Sheets at June 30, 2014 and December 31, 2013, (ii) unaudited Condensed Statements of Comprehensive Loss for the three- and six-month periods ended June 30, 2014 and 2013, (iii) unaudited Condensed Statements of Cash Flows for the six-month periods ended June 30, 2014 and 2013, and (iv) Notes to Condensed Financial Statements.

†	Previously filed.
#	Confidential treatment requested.