Form 10-Q
period 2014-09-30
CORCEPT THERAPEUTICS INC
filed 2014-11-07
CIK 1088856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

On November 3, 2014 there were 101,190,167 shares of common stock outstanding at a par value of $0.001 per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Form 10-Q) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Form 10-Q other than statements of historical fact are forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “should,” “seek” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements made in this Quarterly Report on Form 10-Q may include, but are not limited to, statements about:

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED BALANCE SHEETS

(In thousands except per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$26,780	$54,877
Trade receivables	2,746	1,428
Inventory	1,080	1,096
Prepaid expenses and other current assets	1,769	910

Total current assets	32,375	58,311
Strategic inventory	4,430	4,450
Property and equipment, net of accumulated depreciation	273	203
Other assets	81	113

Total assets	$37,159	$63,077

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,960	$2,381
Accrued clinical expenses	276	3,288
Other accrued liabilities	1,539	1,301
Long-term obligation - current portion	8,661	5,743
Deferred revenue	50	25

Total current liabilities	12,486	12,738
Long-term obligation, net of current portion	25,990	29,322
Commitments
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000 shares authorized and no shares outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, par value $0.001 per share, 280,000 shares authorized and 101,141 and 99,849 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	101	100
Additional paid-in capital	318,687	313,534
Accumulated deficit	(320,105)	(292,617)

Total stockholders’ equity (net capital deficiency)	(1,317)	21,017

Total liabilities and stockholders’ equity	$37,159	$63,077

The accompanying notes are an integral part of these condensed financial statements.

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Product sales, net	$7,282	$2,634	$17,537	$6,242
Operating expenses:
Cost of sales	235	40	624	82
Research and development	3,047	5,155	14,583	13,903
Selling, general and administrative	9,103	7,179	26,872	23,723

Total operating expenses	12,385	12,374	42,079	37,708

Loss from operations	(5,103)	(9,740)	(24,542)	(31,466)
Interest and other expense	(903)	(1,166)	(2,946)	(3,421)

Net loss and comprehensive loss	$(6,006)	$(10,906)	$(27,488)	$(34,887)

Basic and diluted net loss per share	$(0.06)	$(0.11)	$(0.27)	$(0.35)

Weighted average shares outstanding used in computing basic and diluted net loss per share	101,134	99,814	100,880	99,814

The accompanying notes are an integral part of these condensed financial statements.

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(27,488)	$(34,887)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	3,814	3,883
Accretion of interest expense	2,874	3,340
Amortization of debt financing costs	23	27
Depreciation and amortization of property and equipment	104	53
Changes in operating assets and liabilities:
Trade receivables	(1,318)	(462)
Inventory	38	(892)
Prepaid expenses and other current assets	(859)	(384)
Other assets	9	(3)
Accounts payable	(421)	(1,467)
Accrued clinical expenses	(3,012)	1,120
Other accrued liabilities	238	241
Deferred revenue	25	39

Net cash used in operating activities	(25,973)	(29,392)

Investing activities
Purchases of property and equipment	(174)	(87)

Cash used in investing activities	(174)	(87)

Financing activities
Proceeds from issuance of common stock upon exercise of options and warrants, net of issuance costs	1,338	—
Payments related to long-term obligation	(3,288)	(378)

Net cash used in financing activities	(1,950)	(378)

Net decrease in cash and cash equivalents	(28,097)	(29,857)
Cash and cash equivalents, at beginning of period	54,877	93,032

Cash and cash equivalents, at end of period	$26,780	$63,175

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

The accompanying unaudited condensed balance sheet as of September 30, 2014 and the condensed statements of comprehensive loss for the three- and nine-month periods ended September 30, 2014 and 2013 and the condensed statements of cash flows for the nine-month periods ended September 30, 2014 and 2013 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2013 has been derived from audited financial statements at that date.

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

Cash and Cash Equivalents

We invest our cash in bank deposits, money market accounts, corporate debt securities and obligations of the U.S. government and U.S. government sponsored entities. We consider all highly liquid investments purchased with maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost. As of September 30, 2014 and December 31, 2013, all of our funds were invested in cash and cash equivalents that consist of a money market fund maintained at a major U.S. financial institution.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

Credit Risks and Concentrations

We have a concentration of credit risk related to our cash and cash equivalents. We are exposed to credit risk in the event of default by the financial institutions holding these funds or by the entity or entities that issued the securities held by the fund to the extent of the amount recorded on our balance sheet. We mitigate this risk by investing in a money market fund that invests primarily in short-term U.S. Treasury notes and bills. We have never experienced a loss or lack of access to cash and cash equivalents in our operating or investment accounts.

We bear credit risk in regard to our trade receivables, which are spread among various third-party payors – pharmacy benefit managers, insurance companies, private charities and government programs – and individual patients. We extend credit to third-party payors based on their creditworthiness. We monitor our exposure and record a reserve against uncollectible trade receivables as necessary. To date, we have not incurred any credit losses.

We have a concentration of risk in regard to the manufacture of our product. As of September 30, 2014, we had one tablet manufacturer for Korlym with an operational facility – AAI Pharma Services Corp. (AAI). In addition, we have a single-source manufacturer of mifepristone, the active pharmaceutical ingredient (API), in Korlym — Produits Chimiques Auxiliaires et de Synthèse SA (PCAS). If either of these companies is unable to manufacture API or Korlym tablets in the quantities and time frame required, we may not be able to manufacture our product in a timely manner. In order to mitigate these risks related to the manufacture of our product, we purchased and hold in inventory additional quantities of mifepristone API and Korlym tablets.

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

The amount shown as the current portion of the obligation is an estimate of the total amount under the Financing Agreement that would be paid to Biopharma within 12 months following September 30, 2014.

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

We make cash donations to a non-profit third party organization that provides patients who meet certain eligibility requirements with financial assistance for the treatment of Cushing’s syndrome, which treatment may include Korlym. We do not include in net product revenues sales of Korlym tablets to uninsured patients funded through this source.

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

Sales Returns: Because sales through Dohmen, our specialty pharmacy, are made to individual patients who do not have the right to return the product, our exposure to product returns is limited to the specialty distributor channel and is not expected to be material.

Cost of Sales

Cost of sales includes the cost of product (the cost to manufacture Korlym, which includes material, third-party manufacturing costs and indirect personnel and other overhead costs) based on units for which revenue is recognized in the current period, as well as costs of stability testing, logistics and distribution of the product. We began capitalizing Korlym production costs and the cost to acquire mifepristone, the active pharmaceutical ingredient (API) in Korlym, as inventory following approval by the FDA in February 2012. Prior to receiving FDA approval for Korlym, we expensed all such costs when incurred as research and development expense. A portion of the product manufactured and the API acquired prior to FDA approval is available for commercial use.

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

Stock-Based Compensation

Stock-based compensation for employee and director options

We account for stock-based compensation related to option grants to employees and directors under the fair value method, based on the value of the award at the grant date as determined using the Black-Scholes option valuation model. For service-based awards, we recognize expense over the requisite service period.

Stock-based compensation expense related to non-employees

We recognize the expense of options granted to non-employees based on the fair-value based measurement of the option grants at the time of vesting. For service-based awards, we recognize expense over the requisite service period.

See Note 6 for a detailed discussion of stock-based compensation expense.

2. Fair Value of Financial Instruments

As of September 30, 2014 and December 31, 2013, we had invested our financial assets in a money market fund that can be converted to cash at par on demand. We measured these funds, which totaled $25.4 million and $52.9 million as of September 30, 2014 and December 31, 2013, respectively, at fair value, which approximates cost, as of the respective dates and classified them as Level 1 assets in the fair value hierarchy for financial assets.

All cash equivalents and short-term investments held as of September 30, 2014 and December 31, 2013 were in active markets and valued based upon their quoted prices.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

3. Composition of Certain Balance Sheet Items

Inventory

The composition of inventory was as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Raw materials	$3,596	$4,318
Work in progress	18	2
Finished goods	1,896	1,226

Total inventory	5,510	5,546
Less strategic inventory classified as non-current	(4,430)	(4,450)

Total inventory classified as current	$1,080	$1,096

The finished goods inventory as of September 30, 2014 and December 31, 2013 includes all costs of manufacture and packaging with the exception of the cost of raw materials that were expensed prior to FDA approval.

In order to be prepared for potential demand for Korlym and because we have single-source manufacturers of both the API for Korlym and Korlym tablets, we have invested in inventory of both of these materials. Inventory amounts that are not expected to be consumed within twelve months following the balance sheet date are referred to as “Strategic Inventory” and classified as a noncurrent asset.

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Accrued compensation	$574	$466
Professional fees	235	369
Commercialization costs	430	288
Government rebates	146	40
Legal fees	91	110
Other	63	28

	$1,539	$1,301

4. Long-Term Obligation

As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, Long-term Obligation, under the Financing Agreement with Biopharma, we are obligated to make payments calculated as a percentage of our net sales of Korlym, any future mifepristone-based products, our selective GR-II antagonists (together referred to as Covered Products) and any upfront, milestone or other contingent payments with respect to Covered Products. Biopharma’s right to receive payments will expire once it has received cumulative payments of $45.0 million. Through September 30, 2014, we have paid Biopharma $4.3 million, with an additional payment of $1.6 million made in October 2014.

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

As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, Long-term Obligation, we make estimates of the timing of payments during the term of this agreement for purposes of calculating the expected rate of return to Biopharma, the accretion of related interest expense and the current portion of our obligation. We recorded interest expense of $895,000 and $2.9 million for the three- and nine-month periods ended September 30, 2014, respectively, $1.1 million and $3.3 million for the three- and nine-month periods ended 30, 2013, respectively, and total accreted interest of $9.0 million for the period from August 2012 through September 30, 2014, as calculated based on the internal interest rate to Biopharma that would result from these assumed payment streams. The timing of payment amounts will be based on actual Korlym Receipts recorded in the financial statements over the term of this agreement and may differ from these estimates. While changes in the timing of Korlym revenue may affect the timing of recognition of interest expense and the split between the current and long-term portions of the obligation at any balance sheet date, the aggregate amount to be repaid to Biopharma is fixed at $45.0 million.

The carrying value of the long-term obligation was $34.7 million as of September 30, 2014 and $35.1 million as of December 31, 2013. The long-term obligation, including accrued interest, is presented on the balance sheet in two components; the Long-term obligation - current portion, which equates to the estimated amount due under the agreement to be paid within twelve months following the balance sheet date, and the remaining amount, which is included in Long-term obligation, net of current portion.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

The following table provides a summary of the payment obligations under the Financing Agreement as of September 30, 2014 and December 31, 2013, utilizing the payment assumptions discussed above.

	September 30, 2014	December 31, 2013
	(in thousands)
Total repayment obligation	$45,000	$45,000
Less interest to be accreted in future periods	(6,036)	(8,910)
Less payments made	(4,313)	(1,025)
Less current portion	(8,661)	(5,743)

Long-term obligation, net of current portion	$25,990	$29,322

The estimated fair value of the long-term obligation, as measured using Level 3 inputs, approximates the carrying amounts as presented on the balance sheet as of September 30, 2014 and December 31, 2013. The estimated fair value was calculated using the income method of valuation. The key assumptions required for the calculation were an estimate of the amount and timing of future product revenues and an estimated cost of capital. Management’s estimate of the future product revenues is subject to significant uncertainty due to the fact that Korlym has only been available for slightly more than two years and there is an extended time period associated with the Financing Agreement.

We capitalized $140,000 of issuance costs related to the Financing Agreement, which are being amortized over the estimated term of the obligation, based on the assumptions discussed above. At September 30, 2014 and December 31, 2013, the unamortized issuance costs were $65,000 and $87,000, respectively, and are included in other assets on our balance sheets.

5. Significant Agreements

Pharmaceutical Manufacturing Agreement

In March 2014, we entered into a long-term manufacturing and supply agreement with PCAS for the manufacture of mifepristone, the active pharmaceutical agreement in Korlym®. We have agreed to purchase a minimum percentage of our mifepristone requirements from PCAS; the amount of the commitment will depend on our future needs. The initial term of the agreement is five years from March 20, 2014, with an automatic extension of one year unless either party gives 12 months’ prior written notice that it does not want an extension. We have the right to terminate the agreement if PCAS is unable to manufacture the product for a consecutive nine-month period.

Tablet Manufacturing Agreement

On April 7, 2014, we entered into a manufacturing agreement with AAI Pharma Services Corp. (AAI) under which AAI will manufacture and package Korlym tablets. The initial term of this agreement is a period of three years from April 7, 2014, with consecutive automatic extensions of two years unless either party gives written notice — in the case of AAI, 18 months prior to the end of the applicable term, and in our case 12 months prior to the end of the applicable term — that it does not want such an extension. We have the right to terminate the agreement if AAI is unable to manufacture the product for a consecutive four-month period or if the product is withdrawn from the market. There are no minimum purchase obligations under this agreement.

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

During the nine-month period ended September 30, 2014, we issued an aggregate of 1.1 million shares of our common stock upon the exercise of stock options.

The following table provides a summary of non-cash stock-based compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Research and development	$183	$161	$514	$466
Selling, general and administrative	1,027	1,148	3,300	3,417

Total non-cash stock-based compensation	$1,210	$1,309	$3,814	$3,883

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

	September 30,
	2014	2013
	(in thousands)
Stock options outstanding	14,890	14,621
Warrants outstanding	8,044	8,574

Total	22,934	23,195

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management Discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. We make statements in this section that are forward-looking within the meaning of the federal securities laws. For a complete discussion of such forward-looking statements and the potential risks and uncertainties that may impact upon their accuracy, see “Forward-Looking Statements” included in “Risk Factors” Item 1A of this Form 10-Q and the “Overview” and “Liquidity and Capital Resources” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a pharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of severe metabolic, psychiatric and oncologic disorders. Our focus is on disorders associated with the steroid hormone cortisol. Elevated levels and abnormal release patterns of cortisol have been implicated in a broad range of human disorders.

Since our inception in 1998, we have been developing mifepristone, a competitive glucocorticoid receptor II (GR-II) antagonist. In February 2012, the FDA approved Korlym® (mifepristone) 300 mg Tablets as a once-daily oral medication for treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. We made the drug available to patients in the United States in April 2012.

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

In September 2014, we commenced enrollment in a Phase 1 clinical study with CORT125134, one of these new compounds. The primary objectives of the study are to assess the safety, tolerability and pharmacokinetics of CORT125134 in healthy human volunteers.

We plan to advance at least one additional new compound to the clinic over the next year.

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

As of September 30, 2014, we had an accumulated deficit of $320.1 million. Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for mifepristone, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing and regulatory activities, as well as selling, general and administrative expenses, including expenses related to the commercial launch of Korlym. We may continue to incur net losses as we continue our mifepristone and selective GR-II antagonist discovery and clinical development programs, apply for regulatory approvals, acquire and / or develop treatments in other therapeutic areas, establish sales and marketing capabilities and expand our operations.

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

For the three- and nine-month periods ended September 30, 2014, we recorded net product sales of $7.3 million and $17.5 million, respectively, as compared to $2.6 million and $6.2 million in the respective periods in 2013. To calculate net product sales, we deducted from gross sales estimates of prompt-pay discounts (which we ceased to incur with respect to our specialty pharmacy customer beginning in the third quarter of 2013), distribution service fees, rebates and chargebacks owed to government payors and patient assistance program costs, which amounts are not material for any of the periods presented.

We make cash donations to a non-profit third party organization that provides patients who meet certain eligibility requirements with financial assistance for the treatment of Cushing’s syndrome, which treatment may include Korlym. We do not include in net product revenues sales of Korlym tablets to uninsured patients funded through this source.

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

Cost of sales was $235,000 and $624,000 for the three- and nine-month periods ended September 30, 2014, respectively, which equaled 3.2 percent and 3.6 percent of net product sales for each of the respective periods. Cost of sales was $40,000 and $82,000, respectively, for the three- and nine-month periods ended September 30, 2013, which equaled 1.5 percent and 1.3 percent of net product sales for the respective periods. Direct product cost for tablets sold during the three- and nine-month periods ended September 30, 2014 represented approximately 2.7 percent and 2.9 percent of net product sales, respectively, as compared to less than 1 percent of net product sales for each of the three- and nine-month periods ended September 30, 2013. The remainder of the cost of sales during each period related to stability testing and distribution costs. Product sold during the three- and nine-month periods ended September 30, 2014, included the cost to manufacture the Korlym tablets and indirect personnel and other overhead costs but did not include the cost of the active pharmaceutical ingredient (API) as that had been expensed prior to FDA approval of Korlym. Product sold during the three- and nine- month periods ended September 30, 2013, did not include either the cost to manufacture the Korlym tablets or the API costs as these tablets had been fully manufactured prior to FDA approval.

Although the cost of manufacturing Korlym reflected in our cost of sales through September 30, 2014 does not reflect the full cost of production because we have previously expensed the majority of the raw materials, labor and overhead costs incurred to produce the product sold during these periods, we do not expect that the inclusion of these previously expensed cost components in future periods will materially increase our cost of sales, because we expect that the added costs will be offset by production efficiencies. In addition, as the amount and timing of stability testing varies from period to period as determined by FDA regulations and our production schedule and is not a fixed percentage of our sales volumes, our cost of sales of Korlym as a percentage of net product sales may fluctuate from period to period.

Research and development expenses – Research and development expenses include (1) personnel costs related to our development activities, including facilities costs and non-cash stock-based compensation, (2) costs of discovery research, (3) costs associated with IND-enabling activities and pre-clinical studies, (4) costs of clinical trials, including trial preparation, enrollment, site monitoring and data management and analysis expenses, (5) regulatory costs, (6) costs of manufacturing development, including the development and activities to qualify a tablet manufacturing site, (7) costs of manufacture and / or acquisition of clinical trial materials and material used in registration and validation batches included in regulatory submissions prior to product approval and (8) other costs associated with the preparation and prosecution of the regulatory submissions related to Korlym or other product candidates.

Research and development expenses decreased 40.9 percent to $3.0 million for the three-month period ended September 30, 2014 from $5.2 million for the comparable period in 2013. For the nine-month period ended September 30, 2014, research and development expenses increased 4.9 percent to $14.6 million from $13.9 million for the comparable period in 2013.

During the three-month period ended September 30, 2014, as compared to the corresponding period in 2013, there was a decrease of $149,000 in staffing and consultancy costs. During the nine-month period ended September 30, 2014, as compared to the corresponding period in 2013, there was an increase of $1.3 million in staffing and consultancy costs, which included $815,000 related to bonuses to staff working in these functions that were awarded and paid in February 2014. After adjusting for the effect of these bonuses, there was a net increase of $502,000 in staffing and consulting costs in the nine months ended September 30, 2014 as compared to the same period in 2013. The increase in costs between the year-to-date periods was primarily to support increased activity in the psychotic depression study (Study 14), preparations for a previously anticipated submission to the FDA of an sNDA for approval of mifepristone in psychotic depression and increased activities in our oncology study. Study 14 was discontinued in May 2014.

Clinical trial costs reflected a net decrease of $1.2 million during the three-month period and an increase of $548,000 during the nine-month period ended September 30, 2014, as compared to the respective periods in 2013. During the three- and nine-month periods ended September 30, 2014 as compared to 2013, there were decreases of $1.7 million and $361,000, respectively, related to our Phase 3 study with mifepristone for the treatment of psychotic depression study, which were offset by increases of $327,000 and $1.1 million, respectively, related to our oncology study. During the three-month period ended September 30, 2014, as compared to the respective period in 2013, there was an increase of $178,000 in other clinical trial activities, primarily related to the initiation of our Phase 1 study with CORT125134. During the nine-month period ended September 30, 2014 there was a decrease of $178,000 in other clinical trials as compared to the corresponding period in 2013 as the costs related to this Phase 1 study were more than offset by the reduction in costs related to other clinical trials as work on these studies was completed.

In addition, there were decreases in spending of $508,000 and $581,000 during the three- and nine-month periods ended September 30, 2014, respectively, as compared to the respective periods in 2013, related to the development of new compounds, and decreases in spending of $106,000 and $489,000 in the respective periods related to development of other products.

Below is a summary of our research and development expenses by major project:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Project	2014	2013	2014	2013
	(in thousands)		(in thousands)
Development programs:
Psychotic Depression	$560	$2,602	$5,816	$5,805
Cushing’s syndrome	639	815	1,782	2,119
Cancer	524	—	1,695	—
Selective GR-II antagonists	849	1,167	3,581	4,015
Unallocated activities, including NDA supportive studies and manufacturing, regulatory and pre-clinical activities	292	410	1,195	1,498
Stock-based compensation	183	161	514	466

Total research and development expense	$3,047	$5,155	$14,583	$13,903

We expect research and development expenditures during the fourth quarter of 2014 to be significantly less than they were in 2013, due primarily to reductions in spending on psychotic depression with the termination of our Study 14 during the second quarter of 2014. Research and development expenses in 2015 and beyond will depend on our strategic priorities. See also “Liquidity and Capital Resources”.

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

For the three-month period ended September 30, 2014, selling, general and administrative expenses increased 26.8 percent to $9.1 million from $7.2 million for the comparable period in 2013. For the nine-month period ended September 30, 2014, selling, general and administrative expenses increased 13.3 percent to $26.9 million from $23.7 million for the comparable period in 2013.

During the three-month period ended September 30, 2014, as compared to the corresponding period in 2013, there were increases of $295,000 in staffing and consultancy costs and $336,000 in professional services related to commercial activities. During the nine-month period ended September 30, 2014, as compared to the corresponding period in 2013, staffing and consultancy costs increased by $3.3 million, primarily due to the payment of $2.5 million in bonuses awarded in February 2014. This increase was partially offset by a decrease in other professional services related to commercial activities of $1.1 million in the respective comparable period.

Selling, general and administrative expenses included stock-based compensation expense related to option grants to individuals performing these functions of $1.0 million and $3.3 million during the three- and nine-month periods ended September 30, 2014, respectively, compared to $1.1 million and $3.4 million in the respective periods of 2013.

We expect that selling, general and administrative expenses for the fourth quarter of 2014 will be approximately the same as during the respective period of 2013. The level of selling, general and administrative activities and related expenses in 2015 and future years will be largely dependent on our assessment of the staff and other services necessary to support product commercialization and our continued clinical development activities. See also “Liquidity and Capital Resources.”

Interest and other expense – Interest and other expense for the three- and nine-month periods ended September 30, 2014 was $903,000 and $2.9 million, respectively, as compared to $1.2 million and $3.4 million for the respective periods in 2013. Costs in this category consisted primarily of interest expense related to our Biopharma financing agreement for all periods presented. Interest expense for the fourth quarter of 2014 and future years related to this obligation will decrease from the levels of 2013 as the outstanding balance of the obligation is reduced by the quarterly payments.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands, except for per share data)
GAAP net loss	$(6,006)	$(10,906)	$(27,488)	$(34,887)
Significant non-cash expenses:
Stock-based compensation	1,210	1,309	3,814	3,883
Accretion of interest expense related to long-term obligation	895	1,133	2,874	3,340

Non-GAAP net loss, as adjusted for significant non-cash expenses	$(3,901)	$(8,464)	$(20,800)	$(27,664)

GAAP basic and diluted net loss per share	$(0.06)	$(0.11)	$(0.27)	$(0.35)

Non-GAAP basic and diluted net loss per share, as adjusted for significant non-cash expenses	$(0.04)	$(0.08)	$(0.21)	$(0.28)

Shares used in computing basic and diluted net loss per share	101,134	99,814	100,880	99,814

Liquidity and Capital Resources

We have incurred operating losses since inception, and at September 30, 2014, we had an accumulated deficit of $320.1 million. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities and our Financing Agreement with Biopharma to fund our operations.

At September 30, 2014, we had cash and cash equivalents of $26.8 million, compared to $54.9 million at December 31, 2013. Net cash used in operating activities for the nine-month periods ended September 30, 2014 and 2013 were $26.0 million and $29.4 million, respectively. We used cash in each period primarily for the commercialization of Korlym and for research and development activities. In addition, we made payments under the Biopharma Financing Agreement of $3.3 million in the aggregate during the nine-month period ended September 30, 2014. During the nine-month period ended September 30, 2013, we made only one payment under this agreement in the amount of $378,000, which payment was made in July 2013. No payments were required under this agreement prior to that time.

We expect net cash used during the remainder of 2014 and future periods will be significantly lower than in corresponding period of 2013 as cash generated from the sale of Korlym will increase more than our expenditures related to the commercialization of Korlym, the continuation of our Phase 1 trial of mifepristone for triple-negative breast cancer, development of our selective GR-II antagonists and payments under our Biopharma Financing Agreement.

As discussed below under the caption Contractual Obligations and Commercial Commitments, we are required to make aggregate payments under the Biopharma Financing Agreement of $45.0 million, with $4.3 million paid through September 30, 2014 and an additional payment of $1.6 million made in October 2014. Future individual payment amounts will be variable.

We believe that we will reach cash-flow breakeven without needing to raise additional funds. However, we may choose to raise additional funds to finance our strategic priorities. We cannot be certain that additional funding will be available on acceptable terms or at all. Further, any additional equity financing may be dilutive to stockholders, and any debt financing, if available, may involve restrictive covenants. If we obtain funds through collaborations with others, these arrangements may be on unfavorable terms or may require us to relinquish certain rights to our technologies or product candidates that we would otherwise seek to develop on our own.

While we monitor the cash balance in our checking account and transfer the funds in only as needed, these cash balances and our money market fund could be influenced if the underlying financial institution were to fail or were subject to other adverse conditions in the financial markets. To date, we have never experienced a loss or lack of access to cash in our checking account or money market fund.

Contractual Obligations and Commercial Commitments

Our contractual payment obligations and purchase commitments as of December 31, 2013 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, and have not changed materially during the nine-months ended September 30, 2014, with the exception of (1) the initiation of an agreement with a CRO for a Phase 1 study of one of our new compounds with a total commitment of approximately $2.6 million that is expected to be expended over the next one-year period, (2) the execution of a long-term manufacturing and supply agreement with PCAS for the manufacture of mifepristone and (3) the execution of a long-term agreement with AAI Pharma for the manufacture of Korlym tablets. We have agreed to purchase a minimum percentage of our mifepristone requirements from PCAS; the amount of this commitment will depend on our future needs. There are no minimum purchase obligations under the agreement with AAI Pharma.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. During the nine months ended September 30, 2014, we did not make any significant changes to our critical accounting policies and estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss. As of September 30, 2014, the fair value of our cash and cash equivalents was $25.4 million and consisted primarily of a money market fund maintained at a major U.S. financial institution that invests primarily in short-term U.S. Treasury notes and bills. To minimize our exposure to interest rate risk, we have limited the maturities of our investments to less than two years with an average maturity not to exceed one year. Due to the short-term nature of these instruments, a 10% increase or decrease in market interest rates would not have a material impact on the total value of our portfolio as of September 30, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Commercialization of Korlym

and Development of Mifepristone and Our Proprietary GR-II Antagonists

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

We anticipate that for the foreseeable future our ability to generate meaningful revenues and achieve profitability will be solely dependent on the successful commercialization of Korlym. Many factors could harm our efforts to commercialize Korlym, including:

•	an inability to generate meaningful revenue due to low product usage, inadequate insurance coverage and reimbursement or other factors;

•	competition from Novartis’s Signifor and from other companies with greater financial, technical and marketing resources than ours;

•	an inability to manufacture Korlym or the active ingredient in Korlym in commercial quantities and at an acceptable cost;

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

Even if we commercialize Korlym successfully, we cannot predict the rate at which success will occur.

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

Other factors that may affect the market acceptance and commercial success of Korlym include:

•	the effectiveness of Korlym, including any side effects, as compared to alternative treatment methods;

•	the rate of adoption of Korlym by physicians and by target patient populations;

•	the possible preference of some physicians for more familiar, long-standing off-label treatments for Cushing’s syndrome or for Novartis’ drug, Signifor, for the treatment of Cushing’s disease;

•	the cost-effectiveness of Korlym and the availability of third-party insurance coverage and reimbursement for patients using Korlym;

•	the product labeling required by the FDA for Korlym;

•	the extent and success of our efforts to manufacture, commercialize, market, distribute and sell Korlym; and

•	negative publicity concerning Korlym, RU-486, Mifeprex® or mifepristone.

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

Although we have received Orphan Drug designation in both the United States and the EU, we cannot be assured that we will recognize the potential benefits of these designations. Even after an orphan drug is approved for its orphan indication, the FDA or EMA can subsequently approve a different drug for the same condition if it concludes that the later drug is safer, more effective or makes a major contribution to patient care. In addition, the FDA or EMA may, during the orphan drug exclusivity period, approve the same drug for a different indication or different drug for the same indication. Upon expiration of the orphan drug exclusivity period, we may be subject to competition from manufacturers offering a generic form of mifepristone at a lower price, in which case our business could be harmed.

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

The commercial success of our medications in both domestic and international markets depends on whether third-party coverage and reimbursement is available for them. Government payors, including Medicare and Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medicines, and, as a result, they may not cover or provide adequate payment for our medications. Our near-term dependence on the commercial success of Korlym makes us particularly susceptible to cost containment efforts. Accordingly, even though Korlym has been approved for commercial sale, unless government and other third-party payors continue to provide adequate and timely coverage and reimbursement, physicians may not prescribe it and patients may not purchase it. In addition, meaningful delays in insurance coverage for individual patients may increase our costs and reduce our revenues. Further, we may need to obtain approvals from hospital formularies before Korlym can be covered for in-patient treatment. Failure to obtain such approvals will reduce the level of revenues that we are able to attain.

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

We expect that the further development of our commercial organization and the likely future expansion of our research and development efforts will strain our administrative, operational and management resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. To date, we have relied on a small management team, including a number of part-time contributors. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage growth effectively.

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

•

federal “sunshine” laws that require transparency regarding financial arrangements with health care providers, such as the reporting and disclosure requirements imposed by the PPACA on drug manufacturers regarding any “transfer of value” made or distributed to prescribers and other health care providers, and ownership or investment interests held by physicians and their immediate family members. The period between August 1, 2013 and December 31, 2013 was the first reporting period, and manufacturers were required to report aggregate payment data by March 31, 2014, and were required to report detailed payment data and submit legal attestation to the accuracy of such data by June 30, 2014. Payment data for the first reporting period was released to the public on September 30, 2014. Thereafter, manufacturers must submit reports by the 90th day of each calendar year;

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

We have a limited history of operations and have focused primarily on clinical trials. We have begun to commercialize Korlym and, if the outcome of our clinical trials supports it, we plan to seek FDA regulatory clearance to market mifepristone for the treatment of triple-negative breast cancer and, potentially, other indications. Historically, we have funded our operations primarily from the sale of our equity securities. We have incurred losses in each year since our inception in 1998. As of September 30, 2014, we had an accumulated deficit of $320.1 million. We began to sell our first commercial product, Korlym, in the United States in April 2012. Based on this limited experience marketing Korlym, it is difficult for us to predict the magnitude or timing of future product sales. We expect our research and development expenses to increase in connection with the clinical trials and other development activities for mifepristone and for other product candidates. We expect to incur significant expenses related to commercializing Korlym. We are unable to predict the extent of any future losses or whether or when we will become profitable.

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

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended November 3, 2014, our average daily trading volume was approximately 414,000 shares and the intra-day sales prices per share of our common stock on The NASDAQ Stock Market ranged from $1.60 to $4.49. As of November 3, 2014, our officers, directors and principal stockholders controlled 35 percent of our common stock. The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

There are a number of reasons why we might fail to meet our financial guidance or other expectations about our business, including, but not limited to, the risks and uncertainties described in this report and in our other public filings and public statements. In particular, there are inherent difficulties in predicting the amount of Korlym that will be sold. For example, the rate of physician adoption of Korlym is uncertain. Research analysts who cover our business have put forth a range of revenue estimates, based on their own analyses. We believe research analysts will consider the guidance we have provided as one factor in determining their own annual revenue estimates. Estimating our net revenue for future periods is difficult and you should rely on our guidance and the estimates of research analysts at your own discretion. If, in the future, our operating or financial results for a particular period do not meet our guidance, analyst estimates or the expectations of investors, or if we reduce our guidance for future periods, our stock price may decline.

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

As of November 3, 2014, our officers, directors and principal stockholders control 35 percent of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

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

If we are unable to meet any of The NASDAQ listing requirements in the future, including, for example, if the closing bid price for our common stock is below $1 per share for 30 consecutive trading days, The NASDAQ Stock Market could determine to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. During the 52-week period ended November 3, 2014, the intra-day sales prices per share of our common stock on The NASDAQ Stock Market ranged from $1.60 to $4.49. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2012).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2007).

10.1	Third Amendment to the Commercial Outsourcing Services Agreement with Integrated Commercialization Solutions, Inc., effective as of August 11, 2014.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

32.2	18 U.S.C. Section 1350 Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

101	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) unaudited Condensed Balance Sheets at September 30, 2014 and December 31, 2013, (ii) unaudited Condensed Statements of Comprehensive Loss for the three- and nine-month periods ended September 30, 2014 and 2013, (iii) unaudited Condensed Statements of Cash Flows for the nine-month periods ended September 30, 2014 and 2013, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date: November 7, 2014	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D. Chief Executive Officer

Date: November 7, 2014	/s/ G. Charles Robb
G. Charles Robb
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2012).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2007).

10.1	Third Amendment to the Commercial Outsourcing Services Agreement with Integrated Commercialization Solutions, Inc., effective as of August 11, 2014.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

32.2	18 U.S.C. Section 1350 Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

101	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) unaudited Condensed Balance Sheets at September 30, 2014 and December 31, 2013, (ii) unaudited Condensed Statements of Comprehensive Loss for the three- and nine-month periods ended September 30, 2014 and 2013, (iii) unaudited Condensed Statements of Cash Flows for the nine-month periods ended September 30, 2014 and 2013, and (iv) Notes to Condensed Financial Statements.