Form 10-K
period 2014-12-31
CORCEPT THERAPEUTICS INC
filed 2015-03-13
CIK 1088856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________________________________________________________________________________________________________

FORM 10-K

________________________________________________________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 000-50679

CORCEPT THERAPEUTICS INCORPORATED

(Exact Name of Corporation as Specified in Its Charter)

________________________________________________________________________________________________________________________________________

Delaware	77-0487658
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

149 Commonwealth Drive

Menlo Park, CA 94025

(Address of principal executive offices)   (zip code)

________________________________________________________________________________________________________________________________________

(650) 327-3270

(Registrant’s telephone number, including area code)

________________________________________________________________________________________________________________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10‑K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was $184,675,000 as of June 30, 2014 based upon the closing price on the NASDAQ Capital Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

On March 2, 2015 there were 101,405,250 shares of common stock outstanding at a par value of $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

Form 10-K

For the year ended December 31, 2014

PART I

This Annual Report on Form 10-K (Form 10-K) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and Section 27A of the Securities Act of 1933, as amended (Securities Act).  All statements contained in this Form 10-K, other than statements of historical fact, are forward-looking statements. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “should,” “seek” and similar expressions are forward-looking statements.  Such forward-looking statements are based on current expectations, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements made in this Form 10-K include, but are not limited to, statements about:

•	our ability to manufacture, market and sell Korlym® (mifepristone) 300 mg Tablets;
•	our estimates regarding enrollment in and the dates by which we expect to report results of our clinical trials and the anticipated results of these trials;
•	the progress and timing of our research, development and clinical programs and the regulatory activities associated with such programs;
•	our ability to realize the benefits of Orphan Drug designation of Korlym in the United States;
•	our estimates for future performance, including revenue and profits;
•	the timing of the market introduction of future product candidates, including new uses for mifepristone and any compound in our families of selective glucocorticoid receptor (GR) antagonists;
•	our ability to achieve marketing approval of mifepristone in the European Union (EU) (for which we have requested the brand name Corluxin®) and realize the benefits of Orphan Drug designation there;
•

our ability to manufacture, market, commercialize and achieve market acceptance for our future product candidates, including mifepristone for the treatment of triple-negative breast cancer or any other indications and any compounds in our families of selective GR antagonists;

•	uncertainties associated with obtaining and enforcing patents; and
•	our estimates regarding our capital requirements.

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

ITEM 1.  BUSINESS

Overview

We are a pharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of severe metabolic, oncologic and psychiatric disorders associated with the steroid hormone cortisol.  Elevated levels and abnormal release patterns of cortisol have been implicated in a broad range of human disorders.  Since our inception in 1998, we have been developing mifepristone - a potent glucocorticoid receptor (GR) antagonist that modulates the activity of cortisol - for the treatment of serious illnesses.   We have also discovered three series of proprietary, next-generation selective GR antagonists.

In February 2012, the United States Food and Drug Administration (FDA) approved Korlym® (mifepristone) 300 mg Tablets as a once-daily oral medication for the treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery.  FDA approval means that we can market the drug for the approved indication in the United States.  We first made Korlym available to patients in April 2012 and continue to develop the sales, marketing, medical affairs and logistical infrastructure needed to commercialize the drug.

We are conducting a Phase 1/2 trial of mifepristone (Korlym’s active ingredient) in combination with the chemotherapy drug eribulin (Halaven®) to treat patients with GR-positive triple-negative breast cancer – a form of cancer with a particularly poor prognosis.  We have completed the first, dose-finding portion of the study and have begun enrolling patients in the second, efficacy phase.  We expect to have results by the end of 2015.

In September 2014, we began a Phase 1 clinical study of CORT 125134, one of our proprietary, selective GR antagonists, to assess its safety, tolerability and pharmacokinetics in healthy human volunteers.  We expect to have results from this study in the second quarter of 2015.

On May 7, 2014, we announced the discontinuation of our Phase 3 study of mifepristone, the active ingredient in Korlym, for treatment of psychotic depression (Study 14) after receiving the report of the study’s data monitoring committee that the trial was unlikely to meet its primary endpoint with statistical significance.  We began this study in 2008.  See further discussion under “Psychotic Depression” below.

The Role of Cortisol in Disease

Corcept is focused on the development of drugs that modulate the activity of cortisol, a steroid hormone that plays a significant role in the way the body reacts to stressful conditions.  Cortisol is essential for survival.  It significantly influences metabolism, exerts a clinically useful anti-inflammatory effect and contributes to emotional stability. Insufficient levels of cortisol may lead to dehydration, hypotension, shock, fatigue, low resistance to infection, trauma, stress and hypoglycemia.  Excessive levels of cortisol may lead to impaired glucose tolerance, diabetes, obesity, depressed mood, psychosis, wasting of the arms and legs, edema, fatigue, hypertension and other problems.  Pre-clinical and clinical data suggest that cortisol activity at GR may shield certain cancer cells from the effects of chemotherapy.    Elevated levels and abnormal release patterns of cortisol have also been linked to a broad range of conditions, such as weight gain, diabetes, hypertension, mood changes, psychosis and cognitive impairment.

Cortisol binds to two receptors, the mineralocorticoid receptor and the glucocorticoid receptor, known as MR and GR, respectively.  MR is a high-affinity receptor that is involved in the routine functions of cortisol in the brain.  It has approximately ten times the affinity of GR for cortisol and its binding sites are filled with cortisol nearly all the time.  In general, GR binding sites do not fill until levels of cortisol become elevated. Short-term activation of GR has benefits, including increased alertness and improved ability to function in stressful conditions. Long-term activation of GR, however, has been shown to have significant toxicity and appears to be linked to multiple metabolic, psychiatric and oncologic diseases, including Cushing’s syndrome.  Cortisol activity also appears to suppress the effect of chemotherapy in triple-negative breast cancer, ovarian cancer and prostate cancer.

The action of cortisol can be moderated by the use of blockers, or antagonists, that compete with the hormone as it attempts to bind to its receptors.  These antagonists, referred to as GR antagonists, may prevent the undesirable effects of elevated levels and abnormal release patterns of cortisol.

The challenge in regulating levels of cortisol is that cortisol is essential for life, destroying the ability of the body to make cortisol or drastically reducing its presence would cause serious harm.  To have a viable therapeutic effect, a compound must be able to selectively modulate cortisol’s effects without suppressing them below normal levels.

Mifepristone, the active ingredient in Korlym, works by selectively blocking the binding of cortisol to GR.  It is neither an antagonist nor agonist of MR.   It also blocks the binding of progesterone to the progesterone receptor (PR) and thereby terminates pregnancy. Because of its selective GR affinity, we believe that mifepristone can have a therapeutic benefit by modulating the effects of abnormal levels and release patterns of cortisol without compromising its necessary, normal functions.  We have discovered three series of additional compounds that, while potently blocking the GR receptor, do not block the progesterone receptor, like mifepristone does, and thus do not terminate pregnancy.  One of these compounds, CORT108297, has successfully completed Phase 1 trials.  We expect another compound, CORT125134, to complete Phase 1 in the second quarter of 2015and we believe it is a potential therapy for several oncologic disorders and Cushing’s syndrome.

Cushing’s Syndrome

Background.  Cushing’s syndrome is a disorder caused by prolonged exposure of the body’s tissues to high levels of the hormone cortisol.  Sometimes called “hypercortisolism,” it is relatively uncommon and most often affects adults aged 20 to 50.  An estimated 10 to 15 of every one million people are newly diagnosed with this syndrome each year, resulting in approximately 3,000 new patients and an estimated prevalence of 20,000 patients with Cushing’s syndrome in the United States.

Symptoms vary, but most people with Cushing’s syndrome have one or more of the following manifestations: high blood sugar, diabetes, high blood pressure, upper body obesity, rounded face, increased fat around the neck, thinning arms and legs, severe fatigue and weak muscles.  Irritability, anxiety, cognitive disturbances and depression are also common.  Cushing’s syndrome can affect every organ system in the body and can be lethal if not treated effectively.

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

We received Orphan Drug Designation from the FDA in 2007 and in the EU in 2011 for Korlym for the treatment of endogenous Cushing’s syndrome.  In the United States, Orphan Drug Designation is a special status granted by the FDA to encourage the development of treatments for diseases or conditions that affect fewer than 200,000 patients.  Drugs that receive Orphan Drug Designation in the United States obtain seven years of marketing exclusivity for the approved indication from the date of drug approval, as well as tax credits for clinical trial costs, marketing application filing fee waivers and assistance from the FDA in the drug development process.  Even after an orphan drug is approved for its orphan indication, the FDA can later approve a different drug for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care.  In addition, the FDA may, during the orphan exclusivity period, approve the same drug for a different indication.

Orphan Drug Designation in the EU confers benefits similar to those in the United States but includes ten years of marketing exclusivity for the approved indication in all 28 Member States, free scientific advice during drug development, access to a centralized review process and a reduction or complete waiver of fees levied by the European Medicines Agency (EMA).  In October 2013, we submitted a Marketing Authorization Application (MAA) to the EMA that, subject to review by the EMA, could serve as the basis for the approval of mifepristone in the EU.

Commercialization of Korlym.  We first made Korlym available to patients on a commercial basis in April 2012  Physicians prescribing Korlym determine the appropriate dose for each patient by assessing tolerability and degree of improvement in manifestations of Cushing’s syndrome.  In the first six weeks, these manifestations may include changes in glucose control, anti-diabetic medication requirements, insulin levels and psychiatric symptoms.  After two months, physicians may assess their patients for improvements in cushingoid appearance, acne, hirsutism, striae and decreased body weight, along with further changes in glucose control.

We sell Korlym using experienced sales representatives and medical science liaisons (MSLs) who target the approximately 1,500 endocrinologists who care for a large portion of the Cushing’s syndrome population.  We also reach patients directly through web-based initiatives and interactions with patient groups.  Because a large percentage of the people who suffer from Cushing’s syndrome remain undiagnosed or inadequately treated, we have developed and continue to refine and expand programs to educate the medical community and patients about early diagnosis of this syndrome and to increase awareness regarding the role of GR antagonists to treat this syndrome.

We use a  specialty pharmacy and a specialty distributor to distribute Korlym and provide logistical support.

We have also retained a vendor to help patients with the reimbursement process and to administer our financial assistance programs for uninsured or under-insured patients.  We donate money to the National Organization for Rare Disorders (NORD), an

independent charitable foundation that helps Cushing’s syndrome patients who satisfy its financial criteria pay for their Cushing’s syndrome care.

Triple-Negative Breast Cancer.

In January 2014 we began a Phase 1/2 study of Korlym in combination with eribulin in the treatment of triple-negative breast cancer.

Triple-negative breast cancer is a form of the disease in which the three receptors that fuel most breast cancer growth – estrogen, progesterone, and the HER-2/neu gene – are not present. Because the tumor cells lack these receptors, common treatments, such as drugs that target estrogen, progesterone, and HER-2, are ineffective.

Approximately 40,000 women are diagnosed with triple-negative breast cancer each year.  There is no FDA-approved treatment and neither a targeted treatment nor a preferred standard chemotherapy regimen for relapsed triple-negative breast cancer patients exists.

There is substantial in vitro, in vivo and clinical evidence that it is cortisol’s binding to GR – the receptor to which Korlym competitively binds – that allows triple-negative breast tumor cells to escape chemotherapy.  Our research indicates that substantially more than half of patients with triple-negative breast cancer have tumors that express GR.  We have developed a proprietary diagnostic test for identifying GR-positive tumors, using a laboratory that meets Clinical Laboratory Improvement Amendments (CLIA) federal regulatory standards.  These standards require clinical laboratories to establish and document their own performance specifications for laboratory-developed tests to ensure accurate and precise results.  Should we seek approval of Korlym or one of our selective GR antagonists to treat triple-negative breast cancer, we plan to include use of this assay in our requested label.

At the December 2013 San Antonio Breast Cancer Symposium, investigators from the University of Chicago reported the findings from their own clinical study of Korlym in combination with the chemotherapy drug nab-paclitaxel (Abraxane®) to treat triple-negative breast cancer in patients with relapsed, metastatic disease.  Of the six patients in their study whose tumors were GR positive, five responded to treatment: two had a “complete response” (defined, according to the RECIST criteria, as the complete disappearance of the target tumor); two had a “partial response” (which RECIST defines as at least a 30 percent reduction in tumor size); and one had stable disease.  All of the patients had previously failed chemotherapy with a taxane.  (RECIST (Response Evaluation Criteria In Solid Tumors) is a set of published rules that define when tumors in cancer patients improve ("respond"), stay the same ("stabilize"), or worsen ("progress") during treatment. The criteria were published in February 2000 by an international collaboration including the European Organization for Research and Treatment of Cancer, the National Cancer Institute of the United States, and the National Cancer Institute of Canada Clinical Trials Group.)

In January 2015, we completed the dose-finding portion of our Phase 1/2 study and have begun the efficacy phase of our study.  This phase enroll 20 patients with relapsed, metastatic, GR-positive triple-negative breast cancer.  These patients will receive one 300 mg Korlym tablet each day, combined with eribulin administered on days one and eight of a 21-day cycle.  We expect to have efficacy results of our Phase 1/2 study by the end of 2015.

CORT125134 and Our Other Next-Generation Selective GR Antagonists

In 2003, we initiated a discovery research program to identify and patent selective GR antagonists.  We have identified three distinct series of selective GR antagonists.  These compounds, like Korlym, potently block GR but do not block the PR (progesterone), ER (estrogen), AR (androgen) or MR (mineralocorticoid) receptors.  Both the United States Patent & Trademark Office (USPTO) and the European Patent Office (EPO) have issued to us composition of matter patents in each of the three series.  One additional composition of matter patent application is pending. See “Business - Intellectual Property.”

Several of our new compounds have demonstrated positive results in animal or in vitro models in various indications, including but not limited to the following: for the prevention and reversal of alcohol dependence; amyotrophic lateral sclerosis (Lou Gehrig’s disease); Alzheimer’s disease; anti-psychotic-induced weight gain; fatty liver disease; breast, ovarian and prostate cancer (in combination with a chemotherapeutic agent); electroconvulsive-induced retrograde amnesia; metabolic syndrome; muscular dystrophy; obesity; prevention of glucocorticoid-induced neurological damage in premature infants; and post-traumatic stress disorder.

In September 2014, we commenced enrollment in a Phase 1 clinical study with CORT125134.  This study will assess the safety, tolerability and pharmacokinetics of CORT125134 in healthy human volunteers.  If Phase 1 results are positive, we plan to advance CORT125134 to Phase 2 for both an oncology indication and Cushing’s syndrome early next year.  Another compound, CORT108297, has completed Phase 1 trials and we may explore its potential use in psychiatric and other central nervous system disorders.

We intend to continue our discovery research program with the goal of identifying new selective GR antagonists, to manufacture and conduct pre-clinical development of one or more of these compounds and to study the most promising of them in humans.

See “Business – Intellectual Property.”

Proof-of-Concept Studies Conducted by Corcept

We have performed proof-of-concept studies using mifepristone and several of our proprietary, selective GR antagonists for the prevention and reversal of weight gain caused by the use of atypical anti-psychotic medications.

Mifepristone

In 2005, we announced results from two preclinical studies conducted in a rat model of olanzapine-induced weight gain. These studies demonstrated that mifepristone’s GR antagonist action has the potential to both reverse the weight gain associated with olanzapine and to prevent the weight gain associated with the initiation of treatment with olanzapine, which led to our studies in humans.

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

The combinations of Zyprexa and mifepristone or Risperdal and mifepristone are not approved for any indication.  The purpose of these studies was to explore the hypothesis that GR antagonists would mitigate weight gain and other metabolic effects associated with antipsychotic medications.  The group of medications sometimes referred to as “atypical antipsychotics,” including Zyprexa, Risperdal, Clozaril (clozapine) and Seroquel (quetiapine), are widely used to treat schizophrenia and bipolar disorder.  All medications in this group are associated with treatment-emergent weight gain of varying degrees and carry a warning in the label relating to treatment-emergent hyperglycemia and diabetes mellitus.

Our Proprietary Selective GR Antagonist, CORT108297

In January 2009, we announced results from two preclinical studies of our next-generation selective GR receptor antagonist, CORT108297, for the prevention and reversal of weight gain caused by olanzapine, a medication marketed by Eli Lilly as Zyprexa.  Using the same experimental rat model used previously with mifepristone, the preclinical studies demonstrated that CORT 108297 (i) reversed and (ii) prevented the weight gain caused by olanzapine in rats.  Eli Lilly provided olanzapine and funded the cost of the studies.  The results of these two experiments replicated the findings from previous animal studies of mifepristone, and were also consistent with results from randomized trials conducted in humans.  The results were published in the peer-reviewed journal, Diabetes Obesity and Metabolism in 2010.  A third study in the rat further evaluated the dose response relationship of CORT108297 in preventing olanzapine induced weight gain with doses from 2 mg/kg to 20 mg/kg.

At the American Diabetes Association conference in 2009 there was a presentation of preclinical data from a study which demonstrated that CORT108297 suppresses body weight gain and improves insulin sensitivity in healthy mice fed a 60% fat diet and high sucrose liquid. In 2011, these study results were published in the peer-reviewed publication, The Journal of Nutrition and Metabolism.

Studies by Independent Investigators

We have collaborated with independent academic researchers investigating the utility of our proprietary selective GR antagonists in pre-clinical studies in a wide range of disorders, including Cushing’s syndrome, alcoholism, post-traumatic stress disorder, Alzheimer’s disease, amyotrophic lateral sclerosis (ALS), muscular dystrophy, the metabolic syndrome, ovarian cancer, castration-resistance prostatic cancer, fatty liver disease and triple-negative breast cancer.

We have also collaborated with researchers investigating the utility of mifepristone in pre-clinical and human proof-of-concept studies in a wide range of disorders, including alcoholism, post-traumatic stress disorder, Alzheimer’s disease, central serous chorioretinopathy, triple-negative breast cancer, castration resistant prostatic cancer, and ovarian cancer.

Termination of Our Phase 3 Trial of Mifepristone to Treat Psychotic Depression

In May 2014, we discontinued our Phase 3 study of mifepristone, the active ingredient in Korlym, for the treatment of psychotic depression after the study’s data monitoring committee informed us that the trial had failed to meet its primary endpoint – a rapid and sustained reduction in the patients’ psychotic symptoms – with statistical significance.  The committee based its conclusion on an analysis of data from the first 226 patients to enroll in the study.  The committee also advised us that continuing the study to its full enrollment of 450 patients would be unlikely to generate a statistically significant result.  We terminated it to redeploy resources to more promising programs.

Clinical Trial Agreements

Many of our clinical trials are conducted through the use of clinical research organizations (CROs.)  At our request, these organizations oversee clinical trials at various institutions to test the safety and efficacy of our product candidates for the targeted indications. Our Phase 1/2 trial for the study of mifepristone in the treatment of triple-negative breast cancer is being conducted under an agreement with Chiltern International Limited (Chiltern), formerly known as Ockham Development Group Inc.  This agreement may be terminated by us with 60 days notice to Chiltern or sooner if the parties agree to do so.    Our Phase 1 trial of CORT125134 is being conducted under an agreement with Quotient Clinical Limited and may be terminated by us with 30 days notice to Quotient.

Research and Development

We incurred $18.4 million, $20.5 million and $14.1 million of research and development expenses in the years ended December 31, 2014, 2013 and 2012, respectively, which accounted for 34%, 39% and 36% of our total operating expenses in these respective fiscal years.  For a further discussion, see Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Results of Operations.

Manufacturing Korlym

As a drug discovery, development and commercialization company, we intend to continue to utilize our financial resources to commercialize Korlym and advance other product candidates rather than diverting resources to establishing our own manufacturing facilities.

We intend to continue to rely on experienced contract manufacturers to produce our product candidates. We have entered into a manufacturing agreement with one contract manufacturer, Produits Chimiques Auxiliaires et de Synthese SA (PCAS), to produce the active pharmaceutical ingredient (API) for Korlym.  The FDA approved our commercial use of material produced by PCAS as part of our NDA submission for Korlym.  In March 2014, we entered into a new long-term manufacturing and supply agreement with PCAS for the manufacture of mifepristone, the active pharmaceutical agreement in Korlym.  We have agreed to purchase a minimum percentage of our mifepristone requirements from PCAS; the amount of the commitment will depend on our future needs.  The initial term of the agreement is five years, with an automatic extension of one year unless either party gives 12 months’ prior written notice that it does not want an extension.  We have the right to terminate the agreement if PCAS is unable to manufacture the product for a consecutive nine-month period.

We have one tablet manufacturer for Korlym – AAI Pharma Services Corp. (AAI)  - which was approved by the FDA in November 2012 for the manufacture of our commercial tablets.     In April 2014, we entered into a new manufacturing agreement with AAI for the manufacture and package Korlym tablets.  The initial term of this agreement is a period of three years, with consecutive automatic extensions of two years unless either party gives written notice - in the case of AAI Pharma, 18 months prior to the end of the applicable term, and in our case 12 months prior to the end of the applicable term - that it does not want such an extension.  We have the right to terminate the agreement if AAI Pharma is unable to manufacture the product for a consecutive four-month period or if the product is withdrawn from the market.  There are no minimum purchase obligations under this agreement.

Competition for Korlym

Korlym competes with established treatments, including surgery, radiation and approved medicines prescribed “off-label.”   Korlym also competes with Novartis’ drug, Signifor® (pasireotide) Injection, which the FDA approved in December 2012 for the treatment of adult patients with Cushing’s disease (a subset of Cushing’s syndrome) who are not candidates for pituitary surgery or for whom surgery did not work.  In April 2012, Signifor received marketing approval in the EU.  It has Orphan Drug designation in the United States and the EU.  Signifor is a somatostatin analogue that inhibits ACTH production by the pituitary, which leads to reduced cortisol production in some patients.  In the Phase 3 study that served as the basis for Novartis’ NDA, the drug normalized cortisol levels in 26 percent of patients.  Sixty-seven percent of patients developed hyperglycemia or diabetes.  Signifor must be taken twice daily, by injection.  Novartis has also announced that it is undertaking an investigational study of an experimental compound (LC1699) to determine whether it can safely reduce the level of urinary free cortisol in patients with Cushing’s disease.

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

Mifepristone

The composition of matter patent covering mifepristone has expired.  The only previously FDA-approved use of mifepristone is to terminate pregnancy.  The FDA has imposed significant restrictions on the use of mifepristone to terminate pregnancy.  To protect our market for Korlym we plan to rely on (1) the exclusive marketing rights conferred as a benefit of Orphan Drug Designation in the United States and EU, (2) the restrictions imposed by the FDA on the use of mifepristone to terminate pregnancy, (3) the different patient populations, administering physicians and treatment settings between the use of mifepristone to terminate pregnancy and to treat Cushing’s syndrome and (4) our method of use patents described below.

Oncology

Under an agreement with University of Chicago, we have licensed exclusive rights to U.S. Patent No. 8,710,035 “Methods and Compositions Related to Glucocorticoid Receptor Antagonists and Breast Cancer.”

In the event any products are commercialized under any of the claims contained in this patent, we would be required to make milestone payments and pay royalties to the University of Chicago on sales of such products.  If the University of Chicago were to terminate any of our exclusive licenses due to breach of the license on our part, we would not be able to commercialize mifepristone for the treatment of triple-negative breast cancer.

Proprietary GR Antagonists

We also own issued U.S. patents for the use of GR antagonists in the treatment of mild cognitive impairment, the treatment of weight gain following treatment with antipsychotic medication, the prevention and treatment of stress disorders, improving the therapeutic response to ECT, the treatment of delirium, the treatment of catatonia, the treatment of gastroesophageal reflux disease, the treatment of migraine headaches, the treatment of psychosis with Interferon-Alpha therapy, the treatment of neurological damage in premature infants, the treatment of diseases using combination steroid and GR antagonist therapy and for inhibiting cognitive deterioration in adults with Down’s Syndrome.  We also own a method of use patent for optimizing mifepristone levels in plasma serum in patients suffering from mental disorders.  The expiration dates of these patents and their foreign counterparts range from 2020 to 2034.

In addition, we have three U.S. method-of-use applications covering certain GR antagonists, including the treatment of:

•	patients suffering from mental disorders by optimizing mifepristone absorption;
•	muscular dystrophy; and
•	amyotrophic lateral sclerosis (ALS).

The approximate expiration dates of the patents that could issue from these applications and their foreign counterparts range from 2029 to 2032.

We have eight U.S. composition of matter patents containing claims relating to three distinct series of novel selective GR antagonists.  Four of these patents have issued in Europe, with applications for two more pending.  The expiration dates of these patents and their foreign counterparts range from 2026 to 2033.

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

Although eight of our patents have claims directed to the composition of compounds, we do not have a patent with claims directed to the composition of mifepristone.  Our rights under our issued patents related to mifepristone cover only the use of that compound in the treatment of specific diseases.

Psychotic Depression

Under an agreement with Stanford University, we have licensed exclusive rights to the following issued U.S. patents and any corresponding foreign patents:

U.S. Patent Number	Subject Matter	Expiration Date
6,150,349	Use of GR antagonists in the treatment of psychotic major depression	October 5, 2018
6,362,173	Use of GR antagonists in the treatment of cocaine-induced psychosis	October 5, 2018
6,369,046	Use of GR antagonists in the treatment of early dementia	February 4, 2019

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

License Agreements

Under our exclusive license agreement with Stanford University to patents covering the use of mifepristone to treat the psychotic features of psychotic depression, early dementia and cocaine-induced psychosis, we are required to make milestone payments and pay royalties to Stanford University on sales of products commercialized under any of the above patents.  These milestone payments are creditable against future royalties.  This license agreement expires upon expiration of the related patents or upon notification by us to Stanford.  See “Intellectual Property.”

In November 2013, we licensed from the University of Chicago exclusive rights to the University’s U.S. Patent No. 8,710,035 “Methods and Compositions Related to Glucocorticoid Receptor Antagonists and Breast Cancer”.  In exchange for the license, we have agreed to pay the University customary milestone fees and royalties on sales of any products commercialized under any of the claims.  We have recently begun a Phase 1 study of mifepristone in combination with the chemotherapy drug eribulin in the treatment of triple-negative breast cancer.

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

Preclinical studies are generally conducted in laboratory animals to evaluate the potential safety and the efficacy of a product. Drug developers submit the results of preclinical studies to the FDA as a part of an IND, which must be approved before beginning clinical trials in humans.  If it is anticipated that the clinical trial will be conducted in Europe, a Clinical Trial Authorization (CTA) must be submitted and approved by the appropriate European regulatory agency prior to the commencement of the study.  Typically, human clinical trials are conducted in three sequential phases that may overlap.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers.  The PPACA, among other things, imposes new reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.  Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission.  Drug manufacturers are required to and submit reports to the government by the 90th day of each calendar year.  Certain states also mandate implementation of commercial compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

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

Executive Officers

The following table sets forth, as of March 3, 2015, information about our executive officers:

Name	Age	Position
Joseph K. Belanoff, M.D.	57	Chief Executive Officer, President and Director
G. Charles Robb	52	Chief Financial Officer and Secretary
Steven Lo	47	Senior Vice President , Oncology
Anne M. LeDoux	67	Vice President, Controller and Chief Accounting Officer

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

Steven Lo, our Senior Vice President, Oncology, joined us as Vice President of Commercial Operations in September 2010 to develop our program for the commercialization of Korlym.  In November 2013, Mr. Lo was promoted to the position of Senior Vice President and Chief Commercial Officer and, in February 2015, he took responsibility for planning the potential commercialization of our product into the treatment of oncology.   Mr. Lo has more than 20 years of commercial experience in the pharmaceutical and biotechnology industry.  From 1997 to 2010, Mr. Lo held various positions in marketing, sales and managed markets at Genentech, Inc., a biotechnology company that became a member of the Roche Group in March 2009, most recently as Franchise Head, leading that company's endocrinology marketing and sales organization.  Mr. Lo received his B.S. degree from the University of California, Davis and his Master of Health Administration degree from the University of Southern California.

Anne M. LeDoux,  our Vice President, Controller and Chief Accounting Officer, joined us as Controller in 2004 and was promoted to her current position in April 2007.  Ms. LeDoux has over 25 years of financial and accounting management experience with public pharmaceutical and biotechnology companies.  Prior to joining Corcept in 2004, Ms. LeDoux served in various financial positions at Aviron, Roche Biosciences and Syntex Corporation.  She was also Vice President and Chief Financial Officer at the Northern California Health Center and Vice President, Finance for the Children’s Hospital of San Francisco.  Ms. LeDoux is a Certified Public Accountant with over 13 years of experience in public accounting, primarily at Coopers and Lybrand.  Ms. LeDoux received her Bachelor of Arts degree in Business from the University of Massachusetts and a law degree from Western New England College, School of Law.

Employees

We are managed by a core group of experienced pharmaceutical executives with a track record of bringing new drugs to market. To facilitate advancement of development programs, we also enlist the expertise of associates and advisors with extensive pharmaceutical development experience.

As of December 31, 2014, we had 50 full-time employees, seven part-time employees, a contracted sales force of 21 sales representatives and 14 long-term contract staff.  Three of our employees have M.D.s.  We consider our employee relations to be good. None of our employees is covered by a collective bargaining agreement.

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

Risks Related to the Commercialization of Korlym

and Development of Mifepristone and Our Proprietary GR Antagonists

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

In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted.  In August 2011, the Budget Control Act of 2011 among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs.  This includes aggregate reductions to Medicare payments to providers of two percent per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2024 unless additional Congressional action is taken.  On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

These new laws and the regulations and policies implementing them, as well as other healthcare reform measures that may be adopted in the future, may have a material adverse effect on our industry generally and on our ability to successfully develop and commercialize our products.

We will need to continue to develop our medical education, sales and marketing capabilities to successfully commercialize Korlym and our other proprietary, selective GR antagonists.

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

We have agreements with the CROs that are conducting our Phase 1/2 trial of mifepristone for the treatment of triple-negative breast cancer and Phase 1 trial of our selective GR antagonist, CORT 125134, to supervise and monitor clinical site performance and to perform investigator supervision, data collection and analysis for these trials.  The conduct of future clinical trials may also be conducted through the use of CROs and third party clinical sites.  We may not be able to maintain relationships with these or other CROs or with the clinical investigators and the clinical sites through the completion of all trial activities without delays in anticipated timing of trial activities or excessive expenditures.  If any of our relationships with CROs or other third parties terminates, we may not be able to enter into arrangements with alternative CROs or third parties on commercially reasonable terms, or at all.  If these CROs, clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may be unable to obtain regulatory approval for, or successfully commercialize, mifepristone for the treatment of triple-negative breast cancer, CORT125134 or any of our other next-generation selective GR antagonists.

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

Our efforts to discover, develop and commercialize new product candidates beyond Korlym for Cushings syndrome are at a very early stage.  If we fail to identify and develop additional uses for GR antagonists, we may be unable to market additional products.

To develop additional potential sources of revenue, we believe that we must identify and develop additional product candidates or new therapeutic uses for mifepristone.  We own or have exclusively licensed issued U.S. patents covering the use of GR antagonists to treat triple-negative breast cancer, mental disorders by optimizing mifepristone levels in plasma serum, mild cognitive impairment, weight gain due to treatment with antipsychotic medication, stress disorders, early dementia, delirium, gastroesophageal reflux disease, Down’s Syndrome, catatonia, psychosis associated with cocaine addiction, psychosis associated with Interferon-alpha therapy, migraine headaches, and to increase the therapeutic response to ECT, combination steroid and GR antagonist therapy, the treatment of neurological damage in premature infants and the treatment of psychotic depression.  We have three U.S. method of use patent applications pending covering GR antagonists for the treatment of patients suffering from mental disorders by optimizing mifepristone absorption, and for the treatment of muscular dystrophy and amyotrophic lateral sclerosis (ALS).    In addition, we own eight U.S. composition of matter patents covering specific GR antagonists.  We have also filed patent applications in the major international markets.

The use of GR antagonists may not be effective to treat these conditions or any other indications.  Moreover, we could discover that the use of GR antagonists in these patient populations has unacceptable side effects or is otherwise not safe.   Due to the risks of efficacy and side effects inherent in developing novel compounds, we are likely to enter multiple compounds into development, which would increase our rate of spending with no assurance that we will be successful in developing new drugs that are safe and effective.

In addition, we may not develop or continue to develop product candidates for any of the indications or compounds covered by our patents and patent applications.  Typically, there is a high rate of attrition for product candidates in preclinical and clinical trials, and our product development efforts may not lead to commercially viable products.  For example, although we plan to advance new compounds to the clinic, we may fail to do so.

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

We only have significant clinical experience with mifepristone and we may determine that mifepristone is not desirable for uses other than for the treatment of Cushing’s syndrome and, potentially, triple-negative breast cancer.  For example, we do not intend to develop mifepristone for mitigation of the weight gain associated with the use of Zyprexa, Risperdal or other atypical antipsychotics, even though we have reported positive results in the proof of concept studies.  We may pursue other GR antagonists for this use.  The compounds developed pursuant to our early clinical, preclinical and discovery research programs may fail to become viable product candidates regardless of the resources we may dedicate to the program.  Even if product candidates are identified, we may abandon further development efforts before we reach clinical trials or after expending significant expense and time conducting clinical trials due to financial constraints, concerns over the safety or efficacy of the product candidates, manufacturing difficulties or other reasons.  Moreover, governmental authorities may enact new legislation or regulations that could limit or restrict our development efforts.  If we are unable to successfully discover and commercialize new uses for GR antagonists, we may be unable to generate sufficient revenue to support our operations.

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

Risks Related to Our Capital Needs and Financial Results

We may need additional capital in order to complete the development and commercialization of mifepristone for the treatment of triple-negative breast cancer or other indications or for the development and commercialization of our proprietary, selective GR antagonists.  Additional capital may not be available to us at all or on favorable terms, which could adversely affect our business.

We may need to raise additional funds to continue and expand the development of mifepristone for the treatment of triple-negative breast cancer and of our proprietary, selective GR antagonists in various indications.  We may also raise additional funds for other research and development activities, including clinical trials, and working capital and for other general corporate purposes, or to acquire or invest in businesses, products and technologies that are complementary to our own.

Factors impacting our cash position and future prospects of liquidity include the following:

•	the amount and timing of revenues from the commercialization of Korlym;
•	the pace at which physicians adopt Korlym as a treatment;
•	the willingness of insurance companies, the government and other third-party payors to provide coverage for Korlym at reasonable rates;
•	changes in the coverage and reimbursement policies of third-party insurance companies or government agencies;
•	the costs, timing of site selection and enrollment of our clinical trials;
•	the results of our research efforts and clinical trials;
•	the need to perform additional clinical trials and other supportive studies;
•	the timing and outcome of our Phase 1 study of mifepristone for the treatment of triple-negative breast cancer and further clinical development related to this indication;
•	the timing and outcome of our Phase 1 study of CORT125134 and further clinical development of that compound;
•	developments or disputes concerning patents or proprietary rights, including announcements of claims of infringement, interference or litigation against us or our licensors;
•	actual or anticipated fluctuations in our operating results;
•	changes in our growth rates; and
•	changes in our research and development plans for our proprietary, selective GR antagonists.

Consequently, we may need additional funding sooner than anticipated.  In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current and future operating plans.

We cannot be certain that additional funding will be available on acceptable terms or at all.  Even though we have raised funds a number of times in the past, market and economic conditions may make it difficult for us to raise any or sufficient additional capital.  Our sales of common stock and warrants and the exercises of warrants have been dilutive to stockholders and any exercise of outstanding warrants and additional equity financing could cause further dilution.  Debt financing, if available, may involve restrictive covenants.  If we obtain funds through collaborations with others, these arrangements may be on unfavorable terms or may require us to relinquish certain rights to Korlym, our technologies or product candidates, which we would otherwise seek to develop on our own.  If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or we may be required to discontinue operations.

We have incurred losses since inception and we may incur net losses in the future.

We have a limited history of operations and have focused primarily on clinical trials.  We have begun to commercialize Korlym and, if the outcome of our clinical trials supports it, we plan to seek FDA regulatory clearance to market mifepristone for the treatment of triple-negative breast cancer and, potentially, other indications.  Historically, we have funded our operations primarily from the sale of our equity securities.  We have incurred losses in each year since our inception in 1998.  As of December 31, 2014, we had an accumulated deficit of $324.0 million.  We began to sell our first commercial product, Korlym, in the United States in April 2012.  Based on this limited experience marketing Korlym, it is difficult for us to predict the magnitude or timing of future product sales.  We expect our research and development expenses to increase in connection with the clinical trials and other development activities for mifepristone and for other product candidates.  We expect to incur significant expenses related to commercializing Korlym.  We are unable to predict the extent of any future losses or whether or when we will become profitable.

We may not be able to pursue all of our product research and development opportunities if we are unable to generate sufficient revenue or secure adequate funding for these programs.

The costs required to start or continue many of the programs that our intellectual property allows us to consider for further development are collectively greater than the funds currently available to us. For example, we have successfully discovered three series of compounds that are selective GR antagonists but do not appear to block the progesterone receptor.  Further development of these proprietary compounds or any further development stemming from our method of use patents may be delayed or cancelled if we determine that such development may jeopardize our ability to complete the clinical development of mifepristone for the treatment of triple-negative breast cancer.

Global economic conditions could adversely affect our liquidity and financial condition.

In the United States and globally, market and economic conditions have been volatile over the past few years.  Renewed concerns about the recent recession and the systemic impact of adverse economic conditions, such as unstable global financial markets, adverse effects on the cost and availability of capital, high corporate, consumer and governmental debt levels and unemployment may cause lenders and institutional investors to reduce, and in some cases, cease, to provide credit to businesses.  Renewed or increased turbulence in the global markets and economies may adversely affect our liquidity and financial condition.

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

If we acquire other selective GR antagonists or other technologies or potential products, we will incur a variety of costs and may never realize the anticipated benefits of the acquisition.

If appropriate opportunities become available, we may attempt to acquire other technologies or potential products that are complementary to our operating plan.  We currently have no commitments, agreements or plans for any acquisitions.  The process of acquiring rights to another potential product or technology may result in unforeseen difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business.  In addition, we may fail to realize the anticipated benefits of any acquired potential product or technology. Future acquisitions could dilute our stockholders’ ownership interest in us and could cause us to incur debt, expose us to future liabilities and result in amortization or other expenses related to goodwill and other intangible assets.

Failure to meet our obligations under our Financing Agreement with Biopharma Secured Debt Fund II Sub, S.àr.l (Biopharma), could adversely affect our financial results and liquidity.

Pursuant to our Financing Agreement with Biopharma entered into in August 2012, we are obligated to make payments to Biopharma equal to 20 percent of our net product sales of Korlym, any future mifepristone-based products and our next-generation selective GR antagonists (Covered Products), subject to certain quarterly caps, as well as an un-capped 20 percent of any upfront, milestone or other contingent payments we receive with respect to Covered Products, until such payments to Biopharma total $45.0 million.

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

Our success depends in part on our ability to obtain and maintain adequate patent protection for the use of mifepristone for the treatment of triple-negative breast cancer and other potential uses of GR antagonists.  If we do not adequately protect our intellectual property, competitors may be able to use our intellectual property and erode our competitive advantage.

To date, we own nineteen issued U.S. method of use patents and have exclusively licensed four issued U.S. method of use patents.  We have three U.S. method of use patent applications pending for GR antagonists.  We own eight composition of matter patents.  We have applied, and will continue to apply, for patents covering our product candidates as we deem appropriate. We have also filed, where we deemed appropriate, foreign patent applications corresponding to our U.S. patents and applications.

We have exclusively licensed three issued U.S. patents from Stanford University for the use of GR antagonists, including mifepristone, in the treatment of psychotic major depression, which is commonly referred to as psychotic depression, cocaine-induced psychosis and early dementia, including early Alzheimer’s disease.  We have also exclusively licensed from the University of Chicago allowed U.S. patent claims for the use of mifepristone in the treatment of triple-negative breast cancer.

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

We have exclusively licensed three U.S. patents from Stanford University for the use of GR antagonists, including mifepristone, for the treatment of psychotic depression, cocaine-induced psychosis and early dementia, including Alzheimer’s disease.  We also have an exclusive license from the University of Chicago to certain allowed patent claims covering the use of mifepristone to treat triple-negative breast cancer.  A method of use patent covers only a specified use of a particular compound, not a particular composition of matter.  Because none of the patents we have licensed from Stanford University and none of the allowed patent rights we have licensed from the University of Chicago cover the composition of mifepristone, we cannot prevent others from commercializing mifepristone in indications not covered by these or our other method of use patents.  Although any such “off-label” use would violate our patents, effectively monitoring compliance with our patents may be difficult and costly.

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

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active.  During the 52-week period ended March 2, 2015, our average daily trading volume was approximately 332,000 shares and the intra-day sales prices per share of our common stock on The NASDAQ Stock Market ranged from $1.69 to $4.49.  As of March 2, 2015, our officers, directors and principal stockholders controlled 34 percent of our common stock.  The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

We have provided guidance as to our expected 2015 net revenue. Our guidance is only an estimate of what management believes is realizable as of the date of the release of such guidance.  Our actual results may vary from our guidance and the variations may be material.

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

As of March 2, 2015, our officers, directors and principal stockholders control 34 percent of our common stock.  As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.  The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control.  This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

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

If we are unable to meet any of The NASDAQ listing requirements in the future, including, for example, if the closing bid price for our common stock is below $1 per share for 30 consecutive trading days, The NASDAQ Stock Market could determine to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.  During the 52-week period ended March 2, 2015, the intra-day sales prices per share of our common stock on The NASDAQ Stock Market ranged from $1.69 to $4.49.  Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We lease 16,955 square feet of office space in Menlo Park, California for our corporate facilities.    Our current lease extended our occupancy through December 2015.  We expect that these facilities will accommodate our operations for the next year.

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

2014	High	Low
First Quarter	$4.47	$2.70
Second Quarter	$4.49	$1.69
Third Quarter	$3.02	$2.27
Fourth Quarter	$3.56	$2.59

2013	High	Low
First Quarter	$2.23	$1.43
Second Quarter	$2.01	$1.60
Third Quarter	$2.20	$1.47
Fourth Quarter	$3.24	$1.57

Stockholders of Record and Dividends

As of March 2, 2015, we had 101,405,250 shares of common stock outstanding held by 88 stockholders of record.  We have never declared or paid cash dividends on our capital stock.  We currently intend to retain any future earnings to finance the growth and development of our business and therefore, do not anticipate paying any cash dividends in the foreseeable future.  In addition, the Biopharma Financing Agreement prohibits payment of dividends unless we have cash and cash equivalents in excess of $50 million after such payment.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* AMONG

CORCEPT THERAPEUTICS, THE NASDAQ STOCK MARKET (U.S.) INDEX

THE NASDAQ US BENCHMARK TOTAL RETURN (TR) INDEX

AND THE NASDAQ BIOTECHNOLOGY INDEX

*  $100 invested on December 31, 2009 including reinvestment of dividends. Fiscal year ended December 31.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

(in thousands, except per share data)

The selected financial data set forth below are derived from our financial statements.  The statement of operations data for the years ended December 31, 2014,  2013, and 2012  and the balance sheet data as of December 31, 2014 and 2013 are derived from our audited financial statements included in this Annual Report on Form 10-K (Form 10-K).  The statements of operations data for the years ended December 31, 2011 and 2010, and the balance sheet data as of December 31, 2012, 2011 and 2010 have been derived from our audited financial statements, which are not included in this Form 10-K.  Our historical results are not necessarily indicative of our results to be expected for 2015 or for any future period    The selected financial data set forth below should be read in conjunction with our financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Statement of Operations Data:

Product sales, net	$26,551	$10,357	$3,307	$—	$—

Operating expenses:
Cost of sales	882	143	91	—	—
Research and development*	18,372	20,470	14,074	21,001	18,949
Selling, general and administrative*	34,916	31,240	25,414	11,331	8,488
Total operating expenses	54,170	51,853	39,579	32,332	27,437
Loss from operations	(27,619)	(41,496)	(36,272)	(32,332)	(27,437)
Non-operating income (expense), net*	(3,764)	(4,515)	(1,776)	(22)	1,471
Net loss	$(31,383)	$(46,011)	$(38,048)	$(32,354)	$(25,966)
Net loss per share:
Basic and diluted	$(0.31)	$(0.46)	$(0.41)	$(0.39)	$(0.38)
Weighted average shares – basic and diluted	100,978	99,819	93,015	83,309	68,336

* Includes non-cash expenses, of the following:
Stock-based compensation
Research and development	$723	$618	$546	$547	$220
Selling, general and administrative	4,478	4,578	4,764	2,888	1,896
Total stock-based compensation	5,201	5,196	5,310	3,435	2,116
Non-operating expense related to accretion of interest on long-term obligation	3,678	4,410	1,680	—	—
Total non-cash expenses	$8,879	$9,606	$6,990	$3,435	$2,116

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance Sheet Data:

Cash, cash equivalents and investments	$24,248	$54,877	$93,032	$39,635	$24,578
Working capital	16,675	45,573	86,703	34,749	21,136
Total assets	34,630	63,077	99,166	39,833	25,104
Long-term obligation - current portion	9,424	5,743	2,650	—	—
Long-term obligation, net of current portion	24,463	29,322	29,030	—	—
Total stockholders’ equity (deficit)	(3,388)	21,017	61,777	34,807	21,244

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

Overview

We are a pharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of severe metabolic, oncologic and psychiatric disorders.  Our focus is on disorders associated with the steroid hormone cortisol.  Elevated levels and abnormal release patterns of cortisol have been implicated in a broad range of human disorders.

Since our inception in 1998, we have been developing mifepristone, a competitive glucocorticoid receptor (GR) antagonist.  In February 2012, the FDA approved Korlym® (mifepristone) 300 mg Tablets as a once-daily oral medication for treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery.  We made the drug available to patients in the United States in April 2012.

We have begun a Phase 1/2 safety and efficacy study of mifepristone in combination with chemotherapy in the treatment of GR-positive triple-negative breast cancer – a form of cancer with a particularly poor prognosis.  We have discovered and patented three series of selective GR antagonists that, like mifepristone, competitively block GR but do not bind to the progesterone receptor and thus do not interfere with pregnancy.

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

Triple-Negative Breast Cancer.  In January 2014, we began a Phase 1/2 study of mifepristone in combination with the chemotherapy drug eribulin in the treatment of triple-negative breast cancer.

In January 2015, we completed the dose-finding phase of our Phase 1/2 study.  In February 2015 we began the final, efficacy phase.  This phase will enroll 20 patients with relapsed, metastatic, GR-positive triple-negative breast cancer.  These patients will receive one 300 mg Korlym tablet each day, combined with eribulin administered on days one and eight of a 21-day cycle.  We expect to have results of this study by the end of 2015.

Selective GR Receptor Antagonists.   In 2003, we initiated a discovery research program to identify and patent selective GR antagonists with the intent of developing a pipeline of products for proprietary use.  Three distinct series of GR antagonists were identified.  These compounds, like mifepristone, competitively antagonize the cortisol receptor (GR) but do not block the PR (progesterone), ER (estrogen), AR (androgen) or GR-I (mineralocorticoid) receptors.  Both the United States Patent & Trademark Office (USPTO) and the European Patent Office (EPO) have issued composition of matter patents to us in each of the three series.

Several of our new compounds have demonstrated positive results in animal or in vitro models for the prevention and reversal of alcohol dependence, amyotrophic lateral sclerosis (Lou Gehrig’s disease), Alzheimer’s disease, anti-psychotic-induced weight gain, breast, ovarian and prostate cancer in combination with a chemotherapeutic agent, electroconvulsive shock-induced retrograde amnesia, metabolic syndrome, muscular dystrophy, obesity, prevention of glucocorticoid-induced neurological damage in premature infants, and stress disorders.  We intend to continue our discovery research program with the goal of identifying new selective GR antagonists, to manufacture and conduct pre-clinical development of one or more of these compounds and to study the most promising of them in humans.

In September 2014, we commenced enrollment in a Phase 1 clinical study with CORT125134, one of these new compounds.  The primary objectives of the study are to assess the safety, tolerability and pharmacokinetics of CORT125134 in healthy human volunteers.  We expect to have results from this study in the second quarter of 2015.

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

As of December 31, 2014, we had an accumulated deficit of $324.0 million.  Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for mifepristone, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing and regulatory activities, as well as selling, general and administrative expenses, including expenses related to the commercial launch of Korlym.  We may continue to incur net losses as we continue our mifepristone and selective GR antagonist discovery and clinical development programs, apply for regulatory approvals, acquire and / or develop treatments in other therapeutic areas, establish sales and marketing capabilities and expand our operations.

Unless otherwise stated, all references in this document to “we,” “us,” “our,” “Corcept,” the “Company,” “our company” and similar designations refer to Corcept Therapeutics Incorporated.

Our business is subject to significant risks, including the risks inherent in our research and development efforts, the results of our mifepristone and other clinical trials, uncertainties associated with securing financing, uncertainties associated with obtaining and enforcing patents, our investment in manufacturing set-up, the management of our supply chain, the lengthy and expensive regulatory approval process and competition from other products.  Our ability to successfully generate revenues in the foreseeable future is dependent upon our ability, alone or with others, to develop, obtain regulatory approval for, manufacture and market our products.

Results of Operations

Net Product Sales – Net product sales includes product revenue resulting from sales to our customers, reduced by (1) trade allowances, such as discounts for prompt payment, (2) estimated government rebates and chargebacks, (3) reserves for expected product returns and 4) estimated costs of our patient co-pay assistance program.  We made Korlym commercially available in the United States in April 2012.

For the year ended December 31, 2014,  we recorded $ 26.6 million in net product sales, as compared to $10.4 million for the year ended December 31, 2013 and $3.3 million for the year ended December 31, 2012.  To calculate net product sales, we deducted from gross sales estimates of prompt-pay discounts (which we ceased to incur with respect to our specialty pharmacy customer beginning in the third quarter of 2013), rebates and chargebacks owed to government payors and patient assistance program costs, which amounts are not material for any of the periods presented.

We provide cash donations to a non-profit third party organization that supports patients who meet certain eligibility requirements with financial assistance for the treatment of Cushing's syndrome, which treatment may include Korlym.  We do not include as net product revenues sales of Korlym tablets to uninsured patients funded through this source.

Cost of sales – Cost of sales includes the cost to manufacture Korlym (which includes material, third-party manufacturing costs and indirect personnel and other overhead costs) based on units sold in the current period, as well as the cost of stability testing and distribution.  We began capitalizing Korlym production costs as inventory following approval by the FDA to market Korlym in February 2012.  Prior to Korlym’s approval, we expensed all costs related to the manufacturing of product (including stability costs and manufacturing overhead) as incurred, classifying these costs as research and development expense.  A portion of the product manufactured prior to FDA approval was available for us to use commercially; the majority of this inventory was fully consumed by the end of 2014.

Cost of sales was $882,000 for the year ended December 31, 2014, which equals 3.3 percent of net product sales.  This compared to $143,000 for the year ended December 31, 2013 and $91,000 for the year ended December 31, 2012,  which represented 1.4 percent and 2.8 percent of net product sales for the respective periods.  Direct product cost for tablets sold during the year ended December 31, 2014 represented approximately 2.7 percent of net product sales,  as compared to less than 1 percent of net product sales for the year ended December 31, 2013.  The remainder of the cost of sales during each period consisted of stability testing and distribution costs.  Product sold during the year ended December 31, 2014, included the cost to manufacture the Korlym tablets and indirect personnel and other overhead costs but did not include the cost of the active pharmaceutical ingredient (API) as that had been expensed prior to the FDA’s approval of Korlym.  Product sold during the years ended December 30, 2013, did not include either the cost to manufacture Korlym tablets or the API costs, because these tablets were manufactured prior to FDA approval.

Although the cost of manufacturing Korlym reflected in our cost of sales through December 31, 2014 did not reflect the full cost of raw materials, labor and overhead costs incurred to produce the product sold during these periods, we do not expect that the inclusion of these previously expensed costs in future periods will materially increase our cost of sales, because we expect the added costs will be offset by production efficiencies.  In addition, because the extent and timing of stability testing varies from period to period and is not a fixed percentage of our sales volumes, our cost of sales of Korlym as a percentage of net product sales will likely fluctuate from period to period.

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

Research and development expenses decreased 10.2 percent to $18.4 million for the year ended December 31, 2014 from $20.5 million in 2013.

During the year ended December 31, 2014, as compared to 2013, there was a net increase of $755,000 in staffing and consultancy costs.  The year ended December 31, 2014 included cash bonuses awarded to employees working in research and development in the amount of $815,000 in February 2014.  After adjusting for the effect of these bonuses, there was a net decrease of $60,000 in staffing and consulting costs between the year ended December 31, 2014 and 2013.  Decreases in staffing and consultancy costs between periods were primarily due to the discontinuation of the psychotic depression study.

Clinical trial costs reflected net decreases of $1.1 million during the year ended December 31, 2014, as compared to 2013.  During the year ended December 31, 2014 as compared to 2013, there were decreases of $3.7 million related to our Phase 3 study with mifepristone for the treatment of psychotic depression, which were partially offset by increases of $1.6 million related to our oncology study and $1.1 million related to the initiation of our phase 1 study with CORT125134.

In addition, during the year ended December 31, 2014, as compared to 2013, there were decreases of $955,000 related to research and pre-clinical work on new compounds as these programs completed those activities and moved into the clinic, $526,000 related to development of other products and $70,000 related to the completion of certain manufacturing process development efforts.

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

Clinical trial costs related to our Phase 3 product candidate reflected net increases of $4.6 million during the year ended December 31, 2013, as compared to 2012.  During the year ended December 31, 2013 as compared to 2012, there were increases of $6.2 million related to our Phase 3 study with mifepristone for the treatment of psychotic depression, which were partially offset by decreases of $182,000 related to the clinical trials with Korlym in the treatment of Cushing’s syndrome and $1.4 million related to drug-drug interaction and other NDA-supportive studies with Korlym that occurred in the prior year.

During the year ended December 31, 2013, as compared to 2012, there were also net increases of $701,000 related to research and development of our new GR antagonists, $220,000 in academic research grants to further basic scientific research regarding GR antagonism and $413,000 related to research regarding other products.

During the year ended December 31, 2013 as compared to 2012, there was a decrease of $784,000 related to our manufacturing costs of Korlym due to the completion of certain manufacturing process development efforts.

Below is a summary of our research and development expenses by major project:

	Year Ended
	December 31,
Project	2014	2013	2012
	(in thousands)
Development programs:
Psychotic depression	$5,971	$9,755	$2,613
Cushing’s syndrome	2,157	2,740	4,093
Cancer	2,455	301	—
Selective GR antagonists	5,607	5,250	4,249
Unallocated activities, including NDA supportive studies and manufacturing, regulatory and pre-clinical activities	1,459	1,806	2,573
Stock-based compensation	723	618	546
Total research and development expense	$18,372	$20,470	$14,074

We expect research and development expenditures in 2015 to be lower than they were in 2014, as the costs associated with the continuation of the oncology study and the phase 1 study with CORT125134 will only partially offset the decrease in cost due to the cessation of the Phase 3 study in psychotic depression.  Research and development expenses in 2016 and beyond will depend on our strategic priorities.  See also, “Liquidity and Capital Resources”.

Many factors can affect the cost and timing of our trials including inconclusive results requiring more clinical trials, slow patient enrollment, adverse side effects in study patients, insufficient supplies of medicine for our clinical trials and real or perceived lack of effectiveness or safety of the drug in our trials.  The cost and timing of development of our selective GR antagonists will depend on the success of our efforts and any difficulties that we may encounter.  In addition, the development of all of our product candidates will be subject to extensive governmental regulation.  These factors make it difficult for us to predict the timing and costs of the further development and approval of our product candidates.

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

For the year ended December 31, 2014, selling, general and administrative expenses increased 11.8 percent to $34.9 million from $31.2 million for 2013.

During the year ended December 31, 2014, as compared to 2013, staffing and consultancy costs reflected a net increase of $3.8 million, which included $2.5 million related to cash bonuses awarded to employees and officers working in selling, general and administrative functions in February 2014.  After adjusting for the effect of these bonuses, there was a $1.3 million increase in staffing and consultancy costs during 2014 as compared to 2013, due primarily to additional resources necessary to commercialize Korlym.

During the year ended December 31, 2014, as compared to 2013, there were net decreases in other professional services costs related to commercialization activities of $1.3 million, primarily related to marketing and marketing materials.  In addition, there were net increases of $1.2 million between the respective years in other commercial and non-commercial support costs, such as education, training and conference costs, medical education grants and donations, facilities and technology costs, travel and fleet vehicle costs, legal, insurance and other service fees.

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

Selling, general and administrative expenses included stock-based compensation expense related to option grants to individuals performing these functions of $4.5 million, $4.6 million and $4.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

We expect that selling, general and administrative expenses will be slightly higher during 2015 as compared to 2014 in regard to activities directly associated with product commercialization.  The level of selling, general and administrative activities and related expenses in 2016 and future years will be largely dependent on our assessment of the staff and other services necessary to support product commercialization and our continued clinical development activities and the availability of additional funds.  See also, “Liquidity and Capital Resources.”

Interest and other expense – Interest and other expense for the year ended December 31, 2014 was $3.8 million as compared to $4.5 million for the year ended December 31, 2013 and $1.8 million for the year ended December 31, 2012.  These increases were primarily due to the inclusion in 2014 and 2013 of interest expense related to our Financing Agreement with Biopharma, which was entered into in August 2012.  Interest expense for 2014 and future years will decrease from the levels of 2013 due to quarterly payments against the outstanding obligation.

Non-GAAP Financial Measures

Our financial statements and footnotes thereto are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and are included in Part IV, Item 15 of this Annual Report on Form 10-K.    To supplement our financial results presented on a GAAP basis, we use non-GAAP measures of net loss and net loss per share that exclude non-cash expenses related to stock-based compensation expense and the accretion of interest expense under our Financing Agreement with Biopharma.  We use this non-GAAP measure of net loss to manage our business and believe that it may help investors better evaluate our past financial performance and potential future results.  Non-GAAP measures should not be considered in isolation or as a substitute for comparable GAAP accounting and investors should read them in conjunction with our financial statements and notes thereto prepared in accordance with GAAP.  The non-GAAP measure of net loss and net loss per share that we use may be different from, and not directly comparable to, similarly titled measures used by other companies.

On the following page is a table that reflects the reconciliation of GAAP net loss and net loss per share to non-GAAP net loss and net loss per share for the periods presented.

	Year Ended
	December 31,
	2014	2013	2012
	(in thousands, except per share data)
GAAP net loss	$31,383	$46,011	$38,048
Non-cash expenses:
Stock-based compensation
Research and development	723	618	546
Selling, general and administrative	4,478	4,578	4,764
Total stock-based compensation	5,201	5,196	5,310
Accretion of interest expense related to long-term obligation	3,678	4,410	1,680
Non-GAAP net loss, as adjusted for non-cash expenses	$22,504	$36,405	$31,058

GAAP basic and diluted net loss per share	$(0.31)	$(0.46)	$(0.41)

Non-GAAP basic and diluted net loss per share, as adjusted for non-cash expenses	$(0.22)	$(0.36)	$(0.33)

Shares used in computing basic and diluted net loss per share	100,978	99,819	93,015

Liquidity and Capital Resources

We have incurred operating losses since inception, and at December 31, 2014, we had an accumulated deficit of $324.0 million. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities and our Financing Agreement with Biopharma to fund our operations.

At December 31, 2014, we had cash and cash equivalents of $24.2 million, compared to $54.9 million at December 31, 2013.  Net cash used in operating activities for the years ended December 31, 2014 and 2013 were $27.4 million and $37.1 million, respectively.  We used cash in each period primarily for the commercialization of Korlym and for research and development activities.  In addition, we made payments under the Biopharma Financing Agreement of $4.9 million in the aggregate during the year ended December 31, 2014.  During the year ended December 31, 2013, we made only two payments under this agreement in the aggregate amount of $1.0 million, which payments were made in July and October 2013.    No payments were required under this agreement prior to that time.

We expect net cash used during 2015 and future periods will be significantly lower than in corresponding period of 2014 because cash generated from the sale of Korlym will increase more than our spending to commercialize Korlym, continue our Phase 1/2 trial of Korlym for triple-negative breast cancer and our Phase 1 study of CORT125134, develop our other selective GR antagonists and make payments under our Biopharma Financing Agreement.

As discussed below under the caption Contractual Obligations and Commercial Commitments, we are required to make aggregate payments under the Biopharma Financing Agreement of $45.0 million, with $5.9 million paid through December 31, 2014 and an additional payment of $1.9 million made in February 2015.   Future individual payment amounts will be variable.

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

While we monitor the cash balance in our checking account and transfer the funds into it only as needed, these cash balances and our money market fund could be affected if the underlying financial institution were to fail or were subject to other adverse conditions in the financial markets.  We have never experienced a  loss or lack of access to cash in our checking account or money market fund.

Contractual Obligations and Commercial Commitments

The following table presents our estimates of obligations under contractual agreements as of December 31, 2014.

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Long-term obligation (1)	$39,119
Other contractual obligations:
Research and development studies (2 to 4)	$3,097	$3,000	$97	$—		$—
Operating leases (5 and 6)	811	731	80	—		—
Minimum royalty and license fee payments (7)		65	130	130	15	per year
Total other contractual obligations		$3,796	$307	$130	$15	per year
(1)

As discussed above under the caption “Liquidity and Capital Resources”, in August 2012, we entered into a Financing Agreement with Biopharma under which we received $30.0 million from Biopharma.  In consideration of the $30.0 million payment, we are obligated to make payments to Biopharma totaling $45.0 million, of which $5.9 million has been paid through December 31, 2014.  The remaining payment obligations will be calculated as follows:

•

20 percent of our net product sales of Covered Products, subject to quarterly payment caps of $3.75 million during 2015.  There is no quarterly cap on payments with respect to net product sales in 2016 and later.  Payments are due within 30 days of quarter-end for the first, second and third calendar quarters and within 45 days of year-end.

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

Under the terms of the Financing Agreement, our payments are entirely variable, with no fixed minimums.  The timing of our payments is determined by future sales and other receipts.  If there are no net sales, upfront, milestone or other contingent payments in a period with respect to Covered Products, then no payment will be due for that period.  As noted above, through December 31, 2014, we have made payments of $5.9 million, with an additional payment in the amount of $1.9 million in February 2015.  Biopharma’s right to receive payments will expire once it has received cumulative payments of $45 million.

(2)	Amounts reflected for research and development studies exclude amounts included in accounts payable and accrued clinical costs reflected on the balance sheet as of December 31, 2014.
(3)

In December 2013, we entered into an agreement with Chiltern to assist in the management and conduct of a clinical trial evaluating mifepristone for treatment of triple-negative breast cancer.  The total commitment under this agreement is $2.9 million, but the actual amount to be paid is dependent on actual services provided under this agreement.  Approximately $1.0 million of the costs under this agreement were incurred through December 31, 2014, with the remainder to be incurred over the course of the trial.

(4)

In March 2014, we entered into an agreement with Quotient Clinical Limited, a clinical research organization, to assist in the management and conduct of our Phase 1 study of CORT125134, one of our new compounds.  The total commitment under the agreement is approximately $2.6 million.  Approximately $1.5 million of the costs under this agreement were incurred through December 31, 2014, with the remainder to be incurred over the course of the trial.

(5)

In May 2014, we exercised our option to extend the lease for our office space through December 2015.  At December 31, 2014, the remaining minimum rental payments under this operating lease were $631,000.

(6)

Through 2014, we have entered into operating leases for automobiles provided to our sales force and MSLs.  The leases are for periods of three years each. At December 31, 2014, the remaining obligation for base rental payments under these leases  was  $180,000.

(7)

Under our cancellable license agreement with the University of Chicago, we are obligated to pay nonrefundable annual license fees of $15,000.  Under our cancellable license agreement with Stanford University , we are obligated to make nonrefundable minimum royalty payments of  $50,000 annually for as long as we maintain these licenses; however, a portion of these payments are creditable against future royalties.  The license agreement with Stanford University expires in 2019 with the expiration of the patents.

We also have other contractual payment obligations and purchase commitments, the timing of which are contingent on future events.  In March 2014, we entered into an agreement with PCAS for the manufacture of mifepristone, the API in Korlym, for an initial term of five years, with an automatic extension of one year unless either party gives 12 months’ prior written notice that it does not want an extension.  In April 2014, we entered into a manufacturing agreement with AAI for the manufacture and packaging of Korlym tablets for an initial term of three years, with consecutive automatic extensions of two years unless either party gives written notice - in the case of AAI, 18 months prior to the end of the applicable term, and in our case 12 months prior to the end of the applicable term - that it does not want such an extension. Purchase commitments under these agreements will depend on our future needs; neither agreement requires a fixed minimum.

Net Operating Loss Carryforwards

At December 31, 2014 we had net operating loss carryforwards available to offset any future taxable income that we may generate for federal income tax purposes of $167.8 million, which expire in the years 2019 through 2034, California net operating loss carryforwards of $131.0 million, which expire in the years 2015 through 2034, and net operating loss carryforwards from other states of $18.8 million, which expire in the years 2024 through 2034.  We also had federal and California research and development tax credits of $21.0 million and $2.6 million, respectively.  The federal research credits will expire in the years 2019 through 2033 and the California research credits have no expiration date.  Our deferred tax assets have been offset by a full valuation allowance as the realization of such assets is uncertain.  Utilization of our net operating losses and tax credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.  Such limitations could result in the expiration of the net operating losses and tax credit carryforwards before utilization.

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

Net Product Sales

Korlym is not available in retail pharmacies.  From our initial launch in April 2012 through June 30, 2013, we sold Korlym primarily to a specialty pharmacy and a specialty distributor, which subsequently resold Korlym to patients and healthcare providers.  In July 2013, we began using a specialty pharmacy that operates on a consignment basis, without carrying any Korlym inventory, resulting in product sales being made directly to patients.  (See discussion in forth in Part IV – Item 15(1) - Financial Statements, Notes to Financial Statements, Note 2,  Significant Agreements – Commercial Agreements.)

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

We provide cash donations to a non-profit third party organization that supports patients who meet certain eligibility requirements with financial assistance for the treatment of Cushing's syndrome, which treatment may include Korlym.  We do not include as net product revenues sales of Korlym tablets to uninsured patients funded through this source.

We calculate gross product revenues based on the price that we charge our customers.  We estimate our net product revenues by deducting from our gross product revenues (a) trade allowances, such as discounts for prompt payment, (b) estimated government rebates and chargebacks, (c) reserves for expected product returns and (d) estimated costs of patient co-pay assistance programs.  We initially record estimates for these deductions at the time we recognize the gross revenue.  We update our estimates on a recurring basis as new information becomes available.

Trade Allowances:   We offer our specialty distributor customer a discount on Korlym sales for payment within 30 days.  We expect our customers to earn these discounts and accordingly deduct them in full from gross product revenues and trade receivables at the time we recognize such revenues.

Rebates and Chargebacks:   We contract with Medicaid and other government agencies so that Korlym will be eligible for purchase by, or qualify for partial or full reimbursement from, such government programs.  We estimate the rebates and chargebacks that we will be obligated to provide to government programs and deduct these estimated amounts from our gross product sales at the time the revenues are recognized.  We base our estimates of these rebates and chargebacks upon (i) the discount amounts applicable to government-funded programs and (ii) information regarding the percentage of sales by our customers to patients who are covered by entities or programs that are eligible for such rebates and chargebacks.

Allowances for Patient Co-pay Assistance Program:   We provide financial assistance to eligible patients whose insurance policies require them to pay high deductibles and co-pays.  We estimate the cost of assistance to be provided under this program by applying our actual experience regarding such assistance to our estimate of the percentage of our sales in the period that will be provided to patients covered by the program.

Sales Returns:   We estimate the amount of Korlym that we believe will be returned and deduct that estimated amount from gross revenue at the time we recognize such revenue.  When estimating future returns, we analyze quantitative and qualitative information including, but not limited to, actual return rates, the amount of product in the distribution channel, the expected shelf life of such product, current and projected product demand, the introduction of competing products that may erode demand, and broad economic and industry-wide indicators.  If we cannot reasonably estimate product returns with respect to a particular sale, we defer recognition of revenue from that sale until we can make a reasonable estimate.  Because the majority of our sales are made to individual patients who do not have the right to return the product, our exposure to product returns is limited to the specialty distributor channel and is not expected to be material.

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

Cost of sales includes the cost of product (the cost to manufacture Korlym, which includes material, third-party manufacturing costs and indirect personnel and other overhead costs) based on units for which revenue is recognized in the current period, as well as costs of stability testing, logistics and distribution of the product.  We began capitalizing Korlym production costs and the cost to acquire mifepristone, the active ingredient (API) in Korlym, as inventory following approval by the FDA in February 2012.  Prior to receiving FDA approval for Korlym, we expensed all such costs when incurred as research and development expense.  A portion of the product manufactured prior to FDA approval is available for us to use commercially.  As of December 31, 2014, the majority of this pre-approval material has been consumed and the cost of sales for 2015 and future years will include the full cost of the product.

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

As of December 31, 2014, we had $7.1 million of unrecognized compensation expense for employee and director options outstanding as of that date, which had a remaining weighted-average vesting period of 2.5 years.

Non-employees

All stock option grants to non-employee consultants vest solely based upon continuing service, with the exception of a performance-based award granted during 2010 for 50,000 shares, and an award granted in December 2012 for 10,000 shares.  Stock-based compensation related to service-based option grants to non-employees is charged to expense on a straight line basis over the vesting period of the options, which approximates the period over which the related services are rendered, based on the fair value-based measurement of the options using the Black-Scholes option pricing model.  The assumptions used in these calculations are similar to those used for the determination of fair value-based measurements for options granted to employees, with the exception that, for non-employee options, we are required to use the remaining contractual term as the life of the option and the fair value-based measurement related to unvested non-employee options is re-measured quarterly, based on the then current stock price as reflected on the NASDAQ Capital Market.  For options with performance-based vesting criteria, we recognize expense based on the minimum number of shares that will vest over time as the criteria are met based on the Black-Scholes valuation of the vested shares.

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

Recently Issued Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligation in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  Additionally, this new guidance will require significantly expanded revenue recognition disclosures.  This guidance, which will become effective for us as of January 1, 2017, is to be applied retrospectively.  Early application is not permitted.  We are currently evaluating the new standard, but do not anticipate a material impact to our financial statements once implemented.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires an entity to evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued.  The guidance will become effective January 1, 2017. The adoption of ASU 2014-15 is not expected to have an impact on our financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk of loss.  As of December 31, 2014,  the fair value of our cash and cash equivalents was $24.2 million and consisted primarily of a  money market fund maintained at a  major U.S. financial institution that invests primarily in short-term U.S. Treasury notes and bills.   To minimize our exposure to interest rate risk, we have limited the maturities of our investments to less than two years with an average maturity not to exceed one year.  Due to the short-term nature of these instruments, a 10% increase or decrease in market interest rates would not have a material impact on the total value of our portfolio as of December 31, 2014.

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

As of December 31, 2014, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) which were designed to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and on Form 10-K.  Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.  Based on the evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as included below.

(c) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Corcept Therapeutics Incorporated

We have audited Corcept Therapeutics Incorporated’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Corcept Therapeutics Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Corcept Therapeutics Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 financial statements of Corcept Therapeutics Incorporated and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 13, 2015

ITEM 9B.  OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we expect to file with the U.S. Securities and Exchange Commission, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, a definitive proxy statement (the Proxy Statement), pursuant to Regulation 14A in connection with the solicitation of proxies for our 2015 Annual Meeting of Stockholders, and certain information included therein is incorporated herein by reference.

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

10.28

Amendment to Manufacturing Agreement with Produits Chimiques Auxiliaires et de Synthese SA, dated February 21, 2013 (incorporated by reference to Exhibit 10.31 to the registrant’s Annual Report on Form 10‑K filed on March 15, 2013).

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

10.32

Amendment to Manufacturing Agreement with Produits Chimiques Auxiliaires et de Synthese SA, dated August 1, 2013 (incorporated by reference to Exhibit 10.4 to the registrant’s Annual Report on Form 10‑K filed on August 9, 2013).

10.33

Amendment to Manufacturing Agreement with Produits Chimiques Auxiliaires et de Synthese SA, dated November 7, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 12, 2013).

10.34	Amendment to Manufacturing Agreement with Produits Chimiques Auxiliaires et de Synthese SA, dated January 27, 2014.
10.35	Consulting agreement with Robert L. Roe, M.D., dated January 7, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on May 12, 2014).
10.36#

Manufacturing and Supply Agreement with Produits Chimiques Auxiliaires et de Synthese SA, dated March 20, 2014 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on May 12, 2014).

10.37

First Amendment to the Commercial Outsourcing Services Agreement with Integrated Commercialization Solutions, Inc., effective as of April 14, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 8, 2014).

10.38#	Manufacturing Agreement with AAI Pharma Services Corp., dated April 7, 2014 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on August 8, 2014).
10.39

Second Amendment to the Commercial Outsourcing Services Agreement with Integrated Commercialization Solutions, Inc., effective as of June 11, 2014 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on August 8, 2014).

10.40

Third Amendment to the Commercial Outsourcing Services Agreement with Integrated Commercialization Solutions, Inc., effective as of August 11, 2014 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on November  7, 2014).

10.41##	Second Amendment to Pharmaceutical Manufacturer Services Agreement with Dohmen Life Science Services, LLC (as successor in interest to Centric Health Resources, Inc.) dated October 6, 2014.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (See signature page)
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of G. Charles Robb
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.
32.2	Certification pursuant to 18 U.S.C. Section 1350 of G. Charles Robb
101

The following materials from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at December 31, 2014 and 2013, (ii) Statements of Comprehensive Loss for the Years Ended December 31, 2014, 2013 and 2012, (iii) Statements of Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012, (iv) Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012, and (v) Notes to Financial Statements.

##Confidential treatment requested

#Confidential treatment granted

†Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED
By:	/s/ JOSEPH K. BELANOFF
Joseph K. Belanoff, M.D.,
Chief Executive Officer and President
Date:	March 13, 2015

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

Pursuant to the requirements of the Exchange Act, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JOSEPH K. BELANOFF Joseph K. Belanoff, M.D.	Chief Executive Officer, President and Director (Principal Executive Officer)	March 13, 2015
/s/ G. CHARLES ROBB G. Charles Robb	Chief Financial Officer and Secretary (Principal Financial Officer)	March 13, 2015
/s/ ANNE M. LEDOUX Anne M. LeDoux	Vice President and Controller (Principal Accounting Officer)	March 13, 2015
/s/ JAMES N. WILSON James N. Wilson	Director and Chairman of the Board of Directors	March 13, 2015
/s/ G. LEONARD BAKER, JR. G. Leonard Baker, Jr.	Director	March 13, 2015
/s/ DANIEL M. BRADBURY Daniel M. Bradbury	Director	March 13, 2015
/s/ JOSEPH C. COOK, JR. Joseph C. Cook, Jr.	Director	March 13, 2015
/s/ PATRICK G. ENRIGHT Patrick G. Enright	Director	March 13, 2015
/s/ DAVID L. MAHONEY David L. Mahoney	Director	March 13, 2015
/s/ JOSEPH L. TURNER Joseph L. Turner	Director	March 13, 2015

CORCEPT THERAPEUTICS INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Corcept Therapeutics Incorporated

We have audited the accompanying balance sheets of Corcept Therapeutics Incorporated as of December 31, 2014 and 2013 and the related statements of comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corcept Therapeutics Incorporated at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Corcept Therapeutics Incorporated’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 13, 2015

CORCEPT THERAPEUTICS INCORPORATED

BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$24,248	$54,877
Trade receivables	3,334	1,428
Inventory	1,207	1,096
Prepaid expenses and other current assets	1,441	910
Total current assets	30,230	58,311
Strategic inventory	4,090	4,450
Property and equipment, net of accumulated depreciation	236	203
Other assets	74	113
Total assets	$34,630	$63,077
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,886	$2,381
Accrued clinical expenses	336	3,288
Other accrued liabilities	1,876	1,301
Long-term obligation - current portion	9,424	5,743
Deferred revenue	33	25
Total current liabilities	13,555	12,738
Long-term obligation, net of current portion	24,463	29,322
Commitments
Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.001 par value, 280,000 shares authorized and 101,395 and 99,849 shares issued and outstanding at December 31, 2014 and 2013, respectively	101	100
Additional paid-in capital	320,511	313,534
Accumulated deficit	(324,000)	(292,617)
Total stockholders’ equity (deficit)	(3,388)	21,017
Total liabilities and stockholders’ equity (deficit)	$34,630	$63,077

The accompanying notes are an integral part of these financial statements.

CORCEPT THERAPEUTICS INCORPORATED

STATEMENTS OF  COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012

Product sales, net	$26,551	$10,357	$3,307

Operating expenses:
Cost of sales	882	143	91
Research and development	18,372	20,470	14,074
Selling, general and administrative	34,916	31,240	25,414
Total operating expenses	54,170	51,853	39,579

Loss from operations	(27,619)	(41,496)	(36,272)

Interest and other expense	(3,764)	(4,515)	(1,776)
Net loss and comprehensive loss	$(31,383)	$(46,011)	$(38,048)
Basic and diluted net loss per share	$(0.31)	$(0.46)	$(0.41)
Shares used in computing basic and diluted net loss per share	100,978	99,819	93,015

The accompanying notes are an integral part of these financial statements.

CORCEPT THERAPEUTICS INCORPORATED

Statements of Stockholders Equity (DEFICIT)

( in thousands  )

fhiheir

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount

Balance at December 31, 2011	84,231	$84	$243,281	$(208,558)	$34,807
Sale of common stock in public financing transaction	11,000	11	46,119	—	46,130
Issuance of common stock upon exercise of warrants and issuance of new warrants in private equity transaction	4,202	4	12,815	—	12,819
Issuance of common stock upon exercise of warrants	216	—	470	—	470
Issuance of common stock upon exercise of options	165	1	288	—	289
Stock-based compensation related to employee and director options	—	—	5,102	—	5,102
Stock-based compensation related to non-employee options	—	—	208	—	208
Net loss and comprehensive loss				(38,048)	(38,048)
Balance at December 31, 2012	99,814	100	308,283	(246,606)	61,777
Issuance of common stock upon exercise of options	35	—	55	—	55
Stock-based compensation related to employee and director options	—	—	5,069	—	5,069
Stock-based compensation related to non-employee options	—	—	127	—	127
Net loss and comprehensive loss				(46,011)	(46,011)
Balance at December 31, 2013	99,849	100	313,534	(292,617)	21,017
Issuance of common stock upon exercise of options	1,381	1	1,776	—	1,777
Issuance of common stock upon exercise of warrants	165	—	—	—	—
Stock-based compensation related to employee and director options	—	—	4,731	—	4,731
Stock-based compensation related to non-employee options	—	—	470	—	470
Net loss and comprehensive loss				(31,383)	(31,383)
Balance at December 31, 2014	101,395	$101	$320,511	$(324,000)	$(3,388)

The accompanying notes are an integral part of these financial statements

CORCEPT THERAPEUTICS INCORPORATED

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2014	2013	2012
Operating activities
Net loss	$(31,383)	$(46,011)	$(38,048)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	5,201	5,196	5,310
Accretion of interest expense	3,678	4,410	1,680
Amortization of debt financing costs	29	35	17
Depreciation and amortization of property and equipment	141	74	27
Changes in operating assets and liabilities:
Trade receivables	(1,906)	(871)	(557)
Inventory	249	(883)	(4,663)
Prepaid expenses and other current assets	(531)	(290)	(480)
Other assets	10	(4)	11
Accounts payable	(495)	(1,423)	193
Accrued clinical expenses	(2,952)	2,445	199
Other accrued liabilities	575	255	275
Deferred revenue	8	9	16
Net cash used in operating activities	(27,376)	(37,058)	(36,020)

Investing activities
Purchases of property and equipment	(174)	(127)	(151)
Cash used in investing activities	(174)	(127)	(151)

Financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	—	—	59,419
Proceeds from exercise of stock options, net of issuance costs	1,777	55	289
Proceeds from issuance of long-term obligation, net of issuance costs	—	—	29,860
Payments related to long-term obligation	(4,856)	(1,025)	—
Net cash (used in) provided by financing activities	(3,079)	(970)	89,568
Net (decrease) increase in cash and cash equivalents	(30,629)	(38,155)	53,397
Cash and cash equivalents at beginning of period	54,877	93,032	39,635
Cash and cash equivalents at end of period	$24,248	$54,877	$93,032

The accompanying notes are an integral part of these financial statements

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Corcept Therapeutics Incorporated was incorporated in the state of Delaware in May 1998, and our facilities are located in Menlo Park, California.  Corcept is a pharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of severe metabolic, oncologic and psychiatric disorders.  Since our inception, we have been developing our lead product, Korlym®.  Mifepristone, the active ingredient in Korlym, is a potent competitive antagonist of the glucocorticoid receptor (GR), which means that it competitively blocks the effects of cortisol throughout the body at one of its two receptors.  In February 2012, the United States Food and Drug Administration (FDA) approved Korlym (mifepristone) 300 mg Tablets as a once-daily oral medication for treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery.  We released Korlym for sale in the United States in April 2012.  In December 2013, we initiated a study of mifepristone for the treatment of triple-negative breast cancer.  In addition, we have discovered and patented three series of novel selective GR antagonists.  Unless otherwise stated, all references in these financial statements to “we,” “us,” “our,” “Corcept,” the “Company,” “our company” and similar designations refer to Corcept Therapeutics Incorporated.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to use assumptions and make estimates to form judgments that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ materially from those estimates.

We evaluate our estimates and assumptions on an ongoing basis, including those related to our reserves for chargebacks and rebates, patient assistance, potential product returns, excess/obsolete inventories, allowances for doubtful accounts, accruals of clinical and preclinical expenses, contingent liabilities, and the timing of payments with respect to our long-term financing agreement, which determine its effective interest rate.  We base our estimates on relevant experience and on other specific assumptions that we believe are reasonable.

We update our assumptions and estimates on a recurring basis as new information becomes available.  Any changes in estimates are recorded in the period of the change.

Cash and Cash Equivalents

We invest our cash in bank deposits, money market accounts, corporate debt securities and obligations of the U.S. government and U.S. government sponsored entities.  We consider all highly liquid investments purchased with maturities of three months or less from the date of purchase to be cash equivalents.  Cash equivalents are carried at fair value, which approximates cost and, as of December 31, 2014 and 2013, all of our funds were invested in cash and cash equivalents that consist of a money market fund maintained at a major U.S. financial institution.

Credit Risks and Concentrations

We have a concentration of credit risk related to our cash and cash equivalents.  We are exposed to credit risk in the event of default by the financial institution holding these funds or by the entity or entities that issued the securities held by the fund to the extent of the amount recorded on our balance sheet.  We mitigate this risk by investing in a money market fund that invests primarily in short-term U.S. Treasury notes and bills.  We have never experienced a loss or lack of access to cash and cash equivalents in our operating or investment accounts.

Since the commercialization of Korlym in April 2012, we have been exposed to credit risk in regard to our trade receivables.  From the launch of Korlym through June 30, 2013, 97% of our sales were to one specialty pharmacy customer, from whom we have fully collected all receivables.  As discussed in Note 2, Significant Agreements – Commercial Agreements, in mid-2013 we transitioned all of our specialty pharmacy business to a new provider, Dohmen Life Science Services (Dohmen), formerly known as Centric Health Resources, Inc..  Among other services, Dohmen dispenses Korlym to patients for us, with title to the medicine passing from us to the patient upon the patient’s receipt of the drug.  Accordingly, our receivables risk is spread among various third-party payors – pharmacy benefit managers, insurance companies, private charities, government programs – and individual patients.  We extend credit to third-party payors based on their creditworthiness.  We monitor our exposure and record an allowance against uncollectible trade receivables as necessary.  To date, we have not incurred any credit losses.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

We have a concentration of risk in regard to the manufacture of our product.  As of December 31, 2014, we had one tablet manufacturer for Korlym– AAI Pharma Services Corp. (AAI).  In addition, we have a single-source manufacturer of mifepristone, the active pharmaceutical ingredient (API), in Korlym - Produits Chimiques Auxiliaires et de Synthèse SA (PCAS).  If either of these companies is unable to manufacture API or Korlym tablets in the quantities and time frame required, we may not be able to manufacture our product in a timely manner.  In order to mitigate these risks related to the manufacture of our product, we purchased and hold in inventory additional quantities of mifepristone API and Korlym tablets.

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

Inventory

We consider regulatory approval of product candidates to be uncertain, and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained.  We expense the manufacturing costs for product candidates incurred prior to regulatory approval as research and development expense as we incur them.  When regulatory approval of a product is obtained, we begin capitalizing manufacturing costs related to the approved product into inventory, provided such product is produced by a facility the FDA has approved to manufacture the commercial product.

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

Long-term Obligation

In August 2012, we entered into a Purchase and Sale Agreement (Financing Agreement) with Biopharma Secured Debt Fund II Sub, S.à r.l. (Biopharma), a private limited liability company organized under the laws of Luxembourg.  Under the terms of the Financing Agreement, we received $30.0 million from Biopharma, which was recorded as a long-term obligation at issuance. We are obligated to make payments calculated as a percentage of (i) any licensing or other contingent payments arising from Korlym and any other products containing mifepristone or any of our proprietary selective GR antagonists (Covered Products) and (ii) net Covered Product revenues earned in the calendar quarter ended June 30, 2013 and thereafter (together, Korlym Receipts), until such time as we have paid Biopharma a total of $45.0 million.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

Interest expense related to the Financing Agreement is calculated based on the internal interest rate to Biopharma that would result from these assumed payment streams.

The accounting for the Financing Agreement requires us to make certain estimates and assumptions, including the timing of royalty payments due to Biopharma, the expected rate of return to Biopharma, the split between current and long-term portions of the obligation and the accretion of related interest expense.  Korlym has only been marketed since April 2012 and the magnitude and timing of Korlym revenue is difficult to predict.  Therefore, these estimates and assumptions are subject to significant variability and are likely to change as we gain experience marketing Korlym, which will result in changes in our classification of the current and long-term portions of the amounts payable pursuant to the Financing Agreement, as well as the internal rate of return paid to Biopharma and the accretion of interest expense related to this obligation.  The amount of our payment with respect to each quarter will be based on Korlym Receipts recorded in that quarter and may differ from our estimates.  While changes in timing of Korlym revenue may affect the timing of recognition of interest expense and the split between the current and long-term portions of the obligation at any balance sheet date, the aggregate amount to be repaid to Biopharma is fixed at $45.0 million.

The amount shown as the current portion of the obligation is an estimate of the total amount under the Financing Agreement that would be paid to Biopharma within 12 months following December 31, 2014.

See Note 6, Long-Term Obligation, for additional information regarding this agreement.

Net Product Sales

Korlym is not available in retail pharmacies.  From our initial launch in April 2012 through June 30, 2013, we sold Korlym primarily to a specialty pharmacy and a specialty distributor, which subsequently resold Korlym to patients and healthcare providers.  As of July 1, 2013, we began using Dohmen as our specialty pharmacy.  Dohmen operates on a consignment basis, without carrying any Korlym inventory.  Accordingly, all of our sales through Dohmen are made directly to patients.

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

We make cash donations to a non-profit third party organization that provides patients who meet certain eligibility requirements with financial assistance for the treatment of Cushing's syndrome, which treatment may include Korlym.  We do not include in net product revenues sales of Korlym tablets to uninsured patients funded through this source.

We calculate gross product revenues based on the price that we charge our customers.  We estimate our net product revenues by deducting from our gross product revenues (a) trade allowances, such as discounts for prompt payment, (b) estimated government rebates and chargebacks, (c) reserves for expected product returns and (d) estimated costs of our patient co-pay assistance program.  We initially record estimates for these deductions at the time we recognize the gross revenue.  We update our estimates on a recurring basis as new information becomes available.

Trade Allowances:     Through June 30, 2013, we offered our specialty pharmacy and specialty distributor customers a discount on Korlym sales for payment within 30 days and a small discount for providing data services.  We expected these customers to earn these discounts and, accordingly, deducted them in full from gross product revenues and trade receivables at the time we recognized such revenues.  Beginning in the third quarter of 2013, with the change in our sales model discussed above, we ceased incurring a prompt-payment discount on product sold through our specialty pharmacy and the cost of data services is now recorded as operating expense.

Rebates and Chargebacks:    We contract with Medicaid and other government programs so that Korlym will be eligible for purchase by, or qualify for partial or full reimbursement from, such government programs.  We estimate the rebates and chargebacks that we are obligated to provide to government programs and deduct these estimated amounts from our gross product sales at the time the revenues are recognized.  We base our estimates of these rebates and chargebacks upon (i) the discount amounts applicable to government-funded programs and (ii) the percentage of sales by our customers to patients who are covered by entities or programs that are eligible for such rebates and chargebacks.

Allowances for Patient Co-pay Assistance Program:    We provide financial assistance to eligible patients whose insurance policies require them to pay high deductibles and co-pays.  We estimate the cost of assistance to be provided under this program by

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

applying our actual experience regarding such assistance to our estimate of the percentage of our sales in the period that will be provided to patients covered by the program.

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

Because our sales through Dohmen, our specialty pharmacy, which represents the majority of our sales from July 1, 2015 forward, are made to individual patients who do not have the right to return the product, our exposure to product returns is limited to the specialty distributor channel and is not expected to be material.

Cost of Sales

Cost of sales includes the cost of product (the cost to manufacture Korlym, which includes material, third-party manufacturing costs and indirect personnel and other overhead costs) based on units for which revenue is recognized in the current period, as well as costs of stability testing, logistics and distribution of the product.  We began capitalizing Korlym production costs and the cost to acquire mifepristone, the active ingredient (API) in Korlym, as inventory following approval by the FDA in February 2012.  Prior to receiving FDA approval for Korlym, we expensed all such costs when incurred as research and development expense.  A portion of the product manufactured and the API acquired prior to FDA approval was available for commercial use.  As of December 31, 2014, the majority of this pre-approval material has been consumed and the cost of sales for 2015 and future years will include the full cost of the product.

Research and Development

Research and development expenses consist of costs incurred for research and development activities that we sponsor.  These costs include direct expenses, such as the cost of clinical trials, pre-clinical studies, manufacturing development, preparations for submissions to the FDA and other regulatory bodies and efforts to prosecute and defend those submissions and the development of second-generation compounds, as well as research and development-related overhead expenses.  We expense as incurred nonrefundable payments to third parties and our cost of acquiring technologies and materials used in research and development that have no alternative future use.

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

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

performance-based vesting criteria, we recognize expense based on the minimum number of shares that will vest over time as the criteria are met based on the Black-Scholes valuation of the vested shares.

See Note 8 for a detailed discussion of stock-based compensation expense.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligation in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  Additionally, this new guidance will require significantly expanded revenue recognition disclosures.  This guidance, which will become effective for us as of January 1, 2017, is to be applied retrospectively.  Early application is not permitted.  We are currently evaluating the new standard, but do not anticipate a material impact to our financial statements once implemented.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires an entity to evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued.  The guidance will become effective January 1, 2017. The adoption of ASU 2014-15 is not expected to have an impact on our financial statements.

2. Significant Agreements

Commercial Agreements

In May 2013, we entered into a services agreement with Dohmen to provide exclusive specialty pharmacy and patient services programs for Korlym beginning July 1, 2013.  Under the terms of this agreement, Dohmen acts as the exclusive specialty pharmacy distributor of Korlym in the United States, subject to certain exceptions.  Among other services, Dohmen provides services related to pharmacy operations; patient intake, access and reimbursement; patient support; claims management and accounts receivable; and data and reporting.  We provide Korlym to Dohmen, which it dispenses to patients.  Dohmen does not take title to the product, which passes directly from us to the patient at the time the patient receives the medicine.

The initial term of the agreement is a period of three years, with successive automatic renewal terms of three years unless either party gives at least 180 days’ prior notice of non-renewal.  The agreement contains customary termination provisions, representations, warranties and covenants. Subject to certain limitations, we have agreed to indemnify Dohmen for certain third party claims related to the product, and we have each agreed to indemnify the other for certain breaches of representations, warranties, covenants and other specified matters.

In May 2013, we gave notice to CuraScript, our previous specialty pharmacy provider, of our intent to terminate our agreement with them effective July 20, 2013.  In June 2013, we recorded a return reserve estimate of $300,000 for inventory that CuraScript had purchased from us but had the right to return as a result of this termination.  This amount, which was reflected as an adjustment to net revenue in our Statement of Comprehensive Loss for the year ended December 31, 2013, was settled and paid to CuraScript during 2014.  Our exposure to product returns is now limited to the specialty distributor channel and is not expected to be material.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

Manufacturing Agreements Related to Korlym

Active Pharmaceutical Ingredient

In March 2014, we entered into a new long-term manufacturing and supply agreement with PCAS for the manufacture of mifepristone, the active pharmaceutical agreement in Korlym.  We have agreed to purchase a minimum percentage of our mifepristone requirements from PCAS; the amount of the commitment will depend on our future needs.  The initial term of the agreement is five years, with an automatic extension of one year unless either party gives 12 months’ prior written notice that it does not want an extension.  We have the right to terminate the agreement if PCAS is unable to manufacture the product for a consecutive nine-month period.

Tablet Manufacture

In April 2014, we entered into a new manufacturing agreement with AAI Pharma for the manufacture and package Korlym tablets.  The initial term of this agreement is a period of three years, with consecutive automatic extensions of two years unless either party gives written notice - in the case of AAI Pharma, 18 months prior to the end of the applicable term, and in our case 12 months prior to the end of the applicable term - that it does not want such an extension.  We have the right to terminate the agreement if AAI Pharma is unable to manufacture the product for a consecutive four-month period or if the product is withdrawn from the market.  There are no minimum purchase obligations under this agreement.

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

Through 2014, we entered into agreements for services in connection with our ongoing Phase 3 trial of psychotic depression with ICON Clinical Research, L.P. (ICON) and MedAvante, Inc. (MedAvante) to manage the trial and conduct patient screening and evaluation services, which have been amended from time to time. This clinical trial was terminated during 2014 and all amounts due under this agreement have been paid or accrued as of December 31, 2014.

In November 2013, we licensed from the University of Chicago exclusive rights to the University’s U.S. Patent No. 8,710,035  “Methods and Compositions Related to Glucocorticoid Receptor Antagonists and Breast Cancer”.  In exchange for the license, we paid an initial non-refundable fee to the University of Chicago and are committed to additional annual and milestone payments in the future, which are not material and which are creditable against future royalties and will pay a royalty based on net revenue generated by any product arising from the patent until its expiration.

In December 2013, we entered into an agreement with Chiltern to assist in the management and conduct of a clinical trial evaluating mifepristone for treatment of triple-negative breast cancer.  The total commitment under this agreement is $2.9 million, but

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

the actual amount to be paid is dependent on actual services provided under this agreement.  Approximately $1.0 million of the costs under this agreement were incurred through December 31, 2014, with the remainder to be incurred over the course of the trial.

In March 2014, we entered into an agreement with Quotient Clinical Limited, a clinical research organization, to assist in the management and conduct of our Phase 1 study of CORT125134, one of our new compounds.  The total commitment under the agreement is approximately $2.6 million, which is expected to be expended over approximately a 1-year period.  Approximately $1.5 million of the costs under this agreement were incurred through December 31, 2014, with the remainder to be incurred over the course of the trial.

3. Fair Value of Financial Instruments

As of December 31, 2014 and 2013, we had invested our financial assets in a money market fund that can be converted to cash at par on demand.  We measured these funds, which totaled $21.9 million and $52.9 million as of December 31, 2014 and 2013, respectively, at fair value, which approximates cost, as of the respective dates and classified them as Level 1 assets in the fair value hierarchy for financial assets.

All cash equivalents and short-term investments held as of December 31, 2014 and 2013 were in active markets and valued based upon their quoted prices.  We did not recognize any realized gains or losses on sales of investments for any period presented.

4. Composition of Certain Balance Sheet Items

Inventory

The composition of inventory was as follows:

	December 31,	December 31,
	2014	2013
	(in thousands)
Raw materials	$3,595	$4,318
Work in progress	15	2
Finished goods	1,687	1,226
Total inventory	5,297	5,546
Less strategic inventory classified as non-current	(4,090)	(4,450)
Total inventory classified as current	$1,207	$1,096

The majority of the finished goods inventory as of December 31, 2014 and 2013 includes all costs of manufacture and packaging with the exception of the cost of raw materials that were expensed prior to FDA approval.

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

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Furniture and equipment	$253	$183
Vehicles	65	38
Software	193	116
Leasehold improvements	14	14
	525	351
Less: accumulated depreciation	(289)	(148)
	$236	$203

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Accrued compensation	$564	$466
Professional fees	330	369
Commercialization costs	556	288
Government rebates	275	40
Legal fees	120	110
Other	31	28
	$1,876	$1,301

5. Long-Term Obligation

As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies - Long-term Obligation, under the Financing Agreement with Biopharma, we are obligated to make payments, calculated as a percentage of our net sales of Korlym, any future mifepristone-based products, our selective GR antagonists (together referred to as Covered Products) and any upfront, milestone or other contingent payments with respect to Covered Products.  Biopharma’s right to receive payments will expire once it has received cumulative payments of $45.0 million.    We have made aggregate payments to Biopharma in the amount of $5.9 million through December 31, 2014, with an additional payment in the amount of $1.9 million made in February 2015.

Under the terms of the Financing Agreement, our payments are variable, with no fixed minimums.  If there are no net sales, upfront, milestone or other contingent payments in a period with respect to Covered Products, then no payment will be due for that period.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

We are obligated to make future payments as follows:

•

20 percent of our net product sales of Covered Products, subject to quarterly payment caps of $3.75 million during 2015.  There is no quarterly cap on payments with respect to net product sales in 2016 and later.

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

The cash payment of $30.0 million received from Biopharma was recorded as a long-term obligation at issuance in August 2012.  As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, Long-term Obligation, we make estimates of the timing of payments during the term of this agreement for purposes of calculating the expected rate of return to Biopharma, the accretion of related interest expense and the current portion of our obligation.  Interest expense of $3.7 million and $4.4 million for the years ended December 31, 2014 and 2013, respectively, and total accreted interest of $9.8 million for the period from August 16, 2012, the date of funding of the Financing Agreement, through December 31, 2014, was calculated based on the internal interest rate to Biopharma that would result from these assumed payment streams.  The timing of payment amounts will be based on actual Korlym Receipts recorded in the financial statements over the term of this agreement and may differ from these estimates.  While changes in the timing of Korlym revenue may affect the timing of recognition of interest expense and the split between the current and long-term portions of the obligation at any balance sheet date, the aggregate amount to be repaid to Biopharma is fixed at $45.0 million.

The carrying value of the long-term obligation was $33.9 million and $35.1 million as of December 31, 2014 and December 31, 2013, respectively.    The long-term obligation, including accreted interest, is presented on the balance sheet in two components; the Long-term obligation - current portion, which equates to the estimated amount due under the agreement to be paid within twelve months following the balance sheet date, and the remaining amount, which is included in Long-term obligation, net of current portion.

The following table provides a summary of the payment obligations under the Financing Agreement as of December 31, 2014 and 2013, utilizing the payment assumptions discussed above.

	December 31,	December 31,
	2014	2013
	(in thousands)
Total repayment obligation	$45,000	$45,000
Less interest to be accreted in future periods	(5,232)	(8,910)
Less payments made	(5,881)	(1,025)
Less current portion	(9,424)	(5,743)
Long-term obligation, net of current portion	$24,463	$29,322

The estimated fair value of the long-term obligation, as measured using Level 3 inputs, approximates the carrying amounts as presented on the balance sheet as of December 31, 2014 and 2013.  The estimated fair value was calculated using the income method of valuation.  The key assumptions required for the calculation were an estimate of the amount and timing of future product revenues and an estimated cost of capital.  Management’s estimate of the future product revenues is subject to significant uncertainty due to the

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

fact that Korlym has been available for less than three years and there is an extended time period associated with the Financing Agreement.

We capitalized $140,000 of issuance costs related to the Financing Agreement, which are being amortized over the estimated term of the obligation, based on the assumptions discussed above.  At December 31, 2014, the unamortized issuance costs were $58,000, and are included in other assets on our balance sheet.

6. Lease Obligations

In May 2014, we exercised our option to extend the lease for our office space through December 2015.  At December 31, 2014, the remaining minimum rental payments under this operating lease were $631,000.

Through December 31, 2014, we have entered into operating leases for automobiles provided to our sales force and medical science liaisons.  The leases are for periods of three years each. At December 31, 2014, the remaining obligation for base rental payments under these leases was $180,000.

Rent expense amounted to $609,000, $428,000 and $360,000, for the years ended December 31, 2014, 2013 and 2012, respectively.

7. Related Party Transactions

See discussion below in Note 8, Preferred Stock and Stockholders’ Equity,  under the caption Common Stock, regarding the sale of securities in March 2012 to various investors, including members of our board of directors and related entities.

8. Preferred Stock and Stockholders’ Equity

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

As of December 31, 2014 and 2013, we had no outstanding shares of preferred stock.

Common Stock

Significant stock transactions

There were no transactions relating to the sale and issuance of common stock or the exercise and issuance of warrants during the two years ended December 31, 2014 and 2013, other than the exercise of a warrant in May 2014 that had been issued in a private placement in March 2008 (the March 2008 Financing).  This warrant was exercised on a cashless net-exercise basis, wherein the investor surrendered a warrant for 529,567 shares in exchange for the issuance of 164,666 shares of common stock.  The following paragraphs describe significant transactions relating to the sale and issuance of common stock and the exercise and issuance of warrants during the year ended December 31, 2012.  Information regarding the issuance of common stock upon the exercise of stock options is discussed below under the caption, Stock Option Plans.

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

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

During the year ended December 31, 2012, investors exercised additional warrants for the purchase of our common stock with exercise prices ranging from $1.66 to $2.96 per share.  As a result, we issued an aggregate of 216,000 shares of common stock and generated aggregate proceeds of $470,000.

Registration Rights related to March 2008 Financing

In March 2008, we sold 8.9 million shares of our common stock and warrants to purchase 4.5 million shares of our common stock in the March 2008 Financing.  The registration rights agreement covering securities issued in the March 2008 Financing provides that if we do not fulfill certain of our obligations under the registration rights agreement, we will be required to pay liquidated damages to the holders of the shares and warrants.  We filed the registration statement covering the resale of the shares sold and shares underlying the warrants sold in this transaction with the Securities and Exchange Commission (SEC) on April 11, 2008, and it was declared effective by the SEC on November 10, 2008.  During 2008, we recorded $1.3 million in liquidated damages to other non-operating expense because of the delay in the effectiveness of the registration statement, which represented 5% of the purchase price.  No separate contingent obligation has been recorded since that time as no additional liquidated damages have become probable of payment.

No dividends have been declared or paid by us.

Shares of common stock reserved for future issuance as of December 31, 2014 are as follows:

Common stock:	(in thousands)
Exercise of outstanding options	14,704
Exercise of warrants	8,044
Shares available for grant under stock option plans	7,546
30,294

On February 18, 2015, our Board of Directors authorized an increase of 4.1 million shares in the number of shares available under the 2012 Incentive Award Plan (the 2012 Plan), which was equivalent to 4% of the shares of our common stock outstanding as of December 31, 2014, pursuant to the terms of the 2012 Plan.

Stock Option Plans

We have three stock option plans – the 2000 Stock Option Plan (the 2000 Plan), the 2004 Equity Incentive Plan (the 2004 Plan) and the 2012 Plan.  As of December 31, 2014, all option grants under the 2000 Plan were fully vested and have either been exercised or expired at the end of their contractual life.

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

In 2012, our board of directors and stockholders approved the 2012 Plan.  As of the effective date of the 2012 Plan, 5.3 million shares that remained available for issuance of new grants under the 2004 Plan were transferred to the 2012 Plan.  After that date, no additional options were or will be issued under the 2004 Plan.  Vested options under the 2000 Plan and the 2004 Plan that are not exercised within the remaining contractual life and any options under the 2004 Plan that do not vest because of terminations after the effective date of the 2012 Plan will be added to the pool of shares available for future grants under the 2012 Plan.

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

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

On February 6, 2014, our board of directors authorized an increase of 4.0 million shares in the number of shares available under the 2012 Plan, which was equivalent to 4% of the shares of our common stock outstanding as of December 31, 2013, pursuant to the terms of the 2012 Plan.  As of December 31, 2014, 7.5 million shares remained available for future grants under the 2012 Plan.  See the discussion above under Common Stock regarding an additional increase to the shares available for grant under the 2012 Plan that was authorized by the Board of Directors in February 2015.

Option activity during  2012, 2013 and 2014

The following table summarizes all stock plan activity:

		Outstanding Options
	Shares Available For Future Grant	Options Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)	(in thousands)		(in years)	(in thousands)
Balance at December 31, 2011	2,251	10,308	$2.86
Increase in shares authorized for grant	3,369	—	—
Shares granted	(1,695)	1,695	$3.26
Shares exercised	—	(165)	$1.91
Shares expired under 2000 Plan	11	(93)	$7.00
Shares cancelled and forfeited under 2004 and 2012 Plans	119	(119)	$3.26
Balance at December 31, 2012	4,055	11,626	$2.90
Increase in shares authorized for grant	3,992	—	—
Shares granted	(3,565)	3,565	$1.98
Shares exercised	—	(35)	$1.58
Shares cancelled and forfeited	444	(444)	$4.58
Balance at December 31, 2013	4,926	14,712	$2.63
Increase in shares authorized for grant	3,993	—	—
Shares granted	(2,140)	2,140	$2.62
Shares exercised	—	(1,381)	$1.34
Shares cancelled and forfeited	767	(767)	$5.03
Balance at December 31, 2014	7,546	14,704	$2.62	6.22	$10,424

Options exercisable at December 31, 2014		10,489	$2.67	5.29	$7,866

Options fully vested and expected to vest at December 31, 2014		14,704	$2.62	6.22	$10,424

The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $3.0 million, $55,000 and $303,000, respectively, based on the difference between the closing price of our common stock on the date of exercise of the options and the exercise price.

The total grant date fair value of options to employees and directors that vested during the years ended December 31, 2014, 2013 and 2012 was $4.6 million, $5.0 million and $5.0 million, respectively.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

The following is a summary of options outstanding and options exercisable at December 31, 2014.

			Options Outstanding				Options Exercisable
Exercise Prices Of Options			Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)	(in years)		(in thousands)	(in thousands)		(in thousands)
$0.96	-	$2.00	4,885	5.0	$1.49	$7,355	3,907	$1.42	$6,156
$2.01	-	$3.00	4,779	7.4	$2.36	3,069	2,678	$2.36	1,710
$3.01	-	$4.50	4,844	6.5	$3.92	—	3,709	$4.08	—
$4.51	-	$5.70	196	0.5	$5.02	—	195	$5.02	—
			14,704	6.2	$2.62	$10,424	10,489	$2.67	$7,866

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on December 31, 2014.  The aggregate intrinsic value is the difference between our closing stock price on December 31, 2014 and the exercise price, multiplied by the number of in-the-money options.

Stock-Based Compensation related to Employee and Director Options

Assumptions used in determining fair value-based measurements for options to employees and directors

The following table summarizes the weighted-average assumptions and resultant fair value-based measurements for options granted to employees and directors.

	Year Ended December 31,
	2014		2013		2012
Weighted-average assumptions for stock options granted:
Risk-free interest rate	1.80%		1.76%		1.06%
Expected term	6	years	8.3	years	6.7	years
Expected volatility of stock price	79.0%		83.9%		86.6%
Dividend rate	0%		0%		0%
Weighted average grant date fair value-based measurement		$1.77		$1.54		$2.41

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

Summary of compensation expense related to options to employees and directors

We recognized compensation expense of $4.7 million, $5.1 million and $5.1 million, related to options to employees and directors during the years ended December 31, 2014, 2013, and 2012, respectively.  The data for the year ended December 31, 2012 include $1.3 million of expense related to performance-based option awards to officers that vested upon the FDA approval of Korlym in February 2012, which is classified as selling, general and administrative expense.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

As of December 31, 2014, we had $7.1 million of unrecognized compensation expense for employee and director options outstanding as of that date, which had a remaining weighted-average vesting period of 2.5 years.

Stock Options to Non-Employees

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

We recorded charges to expense for non-employee stock options of $470,000,  $127,000 and $208,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, there are three awards outstanding to non-employees with an aggregate total of 149,000 shares unvested as of that date.

 Summary of Stock-based Compensation Expense

The following table presents a summary of non-cash stock-based compensation by financial statement classification.

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Research and development expense	$723	$618	$546
Selling, general and administrative expense	4,478	4,578	4,764
Total	$5,201	$5,196	$5,310

Warrants

Outstanding warrants at December 31, 2014 were as follows:

	Number of	Exercise	Expiration
	Shares	Price	Date
	(in thousands)
March 2008 Financing	3,842	$2.77	3/24/2015
March 2012 Warrant Exchange	4,202	$4.05	3/29/2015
Total warrants outstanding	8,044

All of our warrants may be exercised for cash at any time up to the expiration dates noted in the table above.  In these instances, the number of shares issued will be equal to the number of warrant shares shown on each respective warrant.

The warrants issued under the March 2008 Financing may be exercised pursuant to a cashless net-exercise, whereby the exercise cost is satisfied through a reduction in the number of shares to be issued.  In a net-exercise, the number of shares to be issued would be based on the differential between the market value of our common stock at the time of the exercise and the exercise price of the shares underlying the original warrant.  The warrants issued under the March 2012 Warrant Exchange do not contain a net-exercise provision.

9. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period.  The computation of net loss per share for each period, including the number of weighted-average shares outstanding, is shown on the face of the statements of comprehensive loss.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

We have excluded the impact of common stock equivalents relating to shares underlying outstanding options and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented.

The following table presents information on securities outstanding as of the end of each period that could potentially dilute the per share data in the future.

	December 31,
	2014	2013	2012
	(in thousands)
Stock options outstanding	14,704	14,712	11,626
Warrants outstanding	8,044	8,574	8,904
Total	22,748	23,286	20,530

10. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	December 31,
	2014	2013
Deferred tax assets:	(in thousands)
Federal and state net operating losses	$65,012	$55,955
Capitalized research and patent costs	25,567	23,395
Research credits	22,789	21,252
Biopharma Financing Agreement	13,296	13,021
Stock-based compensation costs	6,410	5,398
Other	2,995	1,148
Total deferred tax assets	136,069	120,169
Valuation allowance	(136,069)	(120,169)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.  Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.  The valuation allowance increased by $15.9 million, $15.9 million and $14.0 million, respectively, for the years ended December 31, 2014, 2013 and 2012, respectively.

At December 31, 2014, we had net operating loss carryforwards available to offset any future taxable income that we may generate for federal income tax purposes of $167.8 million, which expire in the years 2019 through 2034; California net operating loss carryforwards of $131.0 million, which expire in the years 2015 through 2034 and net operating losses carryforwards from other states of $18.8 million, which expire in the years 2024 through 2034.   Our federal and state net operating loss carryforwards as of December 31, 2014 include amounts resulting from exercises and sales of stock option awards to employees and non-employees.  When we realize the tax benefit associated with these stock option exercises as a reduction to taxable income in our returns, we will account for the tax benefit as a credit to stockholders’ equity rather than as a reduction of our income tax provision in our financial statements.  Based upon our stock option exercise history, we believe such amounts are not a material component of our total net operating loss carryforwards as of December 31, 2014.

We also had federal and California research tax credits of $21.0 million and $2.6 million, respectively. The federal research credits will expire in the years 2019 through 2033 and the California research credits have no expiration date.  Our deferred tax assets have been offset by a full valuation allowance as the realization of such assets is uncertain.

Utilization of our net operating losses and tax credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.  Such limitations could result in the expiration of the net operating losses and tax credit carryforwards before utilization.

All tax years from inception remain open to examination by the Internal Revenue Service, the California Franchise Tax Board and other state taxing authorities until such time as the net operating losses and research credits are either fully utilized or expire.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

The following table presents a reconciliation from the statutory federal income tax rate to the effective rate.

	Year ended December 31,
	2014	2013	2012
	(in thousands)
U.S. federal taxes (benefit) at statutory rate	$(10,670)	$(15,644)	$(12,936)
Unutilized net operating loss	11,002	16,181	13,853
Unutilized research credits	(1,308)	(1,515)	(2,190)
Non-deductible offset of Orphan Drug Credit	249	383	827
Non-deductible stock based compensation	673	567	404
Other	54	28	42
Total	$—	$—	$—

11. Commitments

We have entered into a number of agreements to conduct clinical trials and pre-clinical studies for further development of our lead product, Korlym, and our proprietary, selective GR antagonists.  See the discussion in Note 2, Significant Agreements,  for further discussion regarding the commitments under these agreements.

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

12. Quarterly Financial Data (Unaudited)

The following table is in thousands, except per share amounts:

Quarter Ended	March 31	June 30	September 30	December 31
2014

Product sales, net	$4,405	$5,851	$7,282	$9,013
Gross profit on product sales	4,231	5,636	7,047	8,755
Net loss	(13,930)	(7,552)	(6,006)	(3,895)
Basic and diluted net loss per share	(0.14)	(0.07)	(0.06)	(0.04)

2013

Product sales, net	$1,717	$1,891	$2,634	$4,115
Gross profit on product sales	1,697	1,868	2,594	4,055
Net loss	(12,084)	(11,897)	(10,906)	(11,124)
Basic and diluted net loss per share	(0.12)	(0.12)	(0.11)	(0.11)

Exhibit Index

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 9. 2012).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2007).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) filed on February 10, 2004).
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

F-1

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

10.28

Amendment to Manufacturing Agreement with Produits Chimiques Auxiliaires et de Synthese SA, dated February 21, 2013 (incorporated by reference to Exhibit 10.31 to the registrant’s Annual Report on Form 10‑K filed on March 15, 2013).

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

10.32

Amendment to Manufacturing Agreement with Produits Chimiques Auxiliaires et de Synthese SA, dated August 1, 2013 (incorporated by reference to Exhibit 10.4 to the registrant’s Annual Report on Form 10‑K filed on August 9, 2013).

10.33

Amendment to Manufacturing Agreement with Produits Chimiques Auxiliaires et de Synthese SA, dated November 7, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 12, 2013).

10.34	Amendment to Manufacturing Agreement with Produits Chimiques Auxiliaires et de Synthese SA, dated January 27, 2014.
10.35	Consulting agreement with Robert L. Roe, M.D., dated January 7, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on May 12, 2014).
10.36#

Manufacturing and Supply Agreement with Produits Chimiques Auxiliaires et de Synthese SA, dated March 20, 2014 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on May 12, 2014).

10.37

First Amendment to the Commercial Outsourcing Services Agreement with Integrated Commercialization Solutions, Inc., effective as of April 14, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 8, 2014).

F-2

10.38#	Manufacturing Agreement with AAI Pharma Services Corp., dated April 7, 2014 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on August 8, 2014).
10.39

Second Amendment to the Commercial Outsourcing Services Agreement with Integrated Commercialization Solutions, Inc., effective as of June 11, 2014 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on August 8, 2014).

10.40

Third Amendment to the Commercial Outsourcing Services Agreement with Integrated Commercialization Solutions, Inc., effective as of August 11, 2014 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on November  7, 2014).

10.41##	Second Amendment to Pharmaceutical Manufacturer Services Agreement with Dohmen Life Science Services, LLC (as successor in interest to Centric Health Resources, Inc.), dated October 6, 2014.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (See signature page)
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of G. Charles Robb
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.
32.2	Certification pursuant to 18 U.S.C. Section 1350 of G. Charles Robb
101

The following materials from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at December 31, 2014 and 2013, (ii) Statements of Comprehensive Loss for the Years Ended December 31, 2014, 2013 and 2012, (iii) Statements of Stockholders’ Equity for the Years Ended December 31, 2014, 2013, and 2012, (iv) Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012, and (v) Notes to Financial Statements.

##Confidential treatment requested

#Confidential treatment granted

†Management contract or compensatory plan or arrangement

F-3