Form 10-Q
period 2015-03-31
CORCEPT THERAPEUTICS INC
filed 2015-05-08
CIK 1088856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,  2015

or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one.)

Large Accelerated Filer	◻	Accelerated Filer	☒

Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller Reporting Company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No  ☒

On May 1,  2015  there were 107,754,561 shares of common stock outstanding at a par value of $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2015	2014

	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$37,953	$24,248
Trade receivables	4,301	3,334
Inventory	1,310	1,207
Prepaid expenses and other current assets	622	1,441
Total current assets	44,186	30,230
Strategic inventory	3,730	4,090
Property and equipment, net of accumulated depreciation	230	236
Other assets	78	74
Total assets	$48,224	$34,630
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,036	$1,886
Accrued clinical expenses	1,358	336
Other accrued liabilities	2,419	1,876
Long-term obligation - current portion	10,658	9,424
Deferred revenue	55	33
Total current liabilities	15,526	13,555
Long-term obligation, net of current portion	22,126	24,463
Commitments
Stockholders’ equity:
Common stock, par value $0.001 per share, 280,000 shares authorized and 107,721 and 101,395 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	108	101
Additional paid-in capital	339,294	320,511
Accumulated deficit	(328,830)	(324,000)
Total stockholders’ equity (deficit)	10,572	(3,388)
Total liabilities and stockholders’ equity	$48,224	$34,630

The accompanying notes are an integral part of these condensed financial statements.

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014

Product revenue, net	$10,102	$4,405
Operating expenses:
Cost of sales	302	174
Research and development	4,377	7,285
Selling, general and administrative	9,453	9,805
Total operating expenses	14,132	17,264
Loss from operations	(4,030)	(12,859)
Interest and other expense	(800)	(1,071)
Net loss and comprehensive loss	$(4,830)	$(13,930)
Basic and diluted net loss per share	$(0.05)	$(0.14)
Weighted average shares outstanding used in computing basic and diluted net loss per share	101,905	100,521

The accompanying notes are an integral part of these condensed financial statements.

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March, 31,

	2015	2014

Operating activities
Net loss	$(4,830)	$(13,930)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	1,409	1,378
Accretion of interest expense	762	1,044
Amortization of debt financing costs	6	8
Depreciation and amortization of property and equipment	40	28
Changes in operating assets and liabilities:
Trade receivables	(967)	(494)
Inventory	257	89
Prepaid expenses and other current assets	819	(543)
Other assets	(10)	9
Accounts payable	(850)	1,285
Accrued clinical expenses	1,022	92
Other accrued liabilities	543	(30)
Deferred revenue	22	4
Net cash used in operating activities	(1,777)	(11,060)
Investing activities
Purchases of property and equipment	(34)	(110)
Cash used in investing activities	(34)	(110)
Financing activities
Proceeds from issuance of common stock upon exercise of options and warrants, net of issuance costs	17,381	906
Payments related to long-term obligation	(1,865)	(995)
Net cash provided (used) in financing activities	15,516	(89)
Net increase (decrease) in cash and cash equivalents	13,705	(11,259)
Cash and cash equivalents, at beginning of period	24,248	54,877
Cash and cash equivalents, at end of period	$37,953	$43,618

The accompanying notes are an integral part of these condensed financial statements.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Corcept Therapeutics Incorporated was incorporated in the state of Delaware in May 1998, and our headquarters are located in Menlo Park, California. We are a pharmaceutical company engaged in the discovery, development and commercialization of medications for the treatment of severe metabolic, oncologic, and psychiatric disorders that are associated with the activity of the hormone cortisol. In 2012, the United States Food and Drug Administration (FDA) approved Korlym® (mifepristone) 300 mg Tablets as a once-daily oral medication for treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. In 2014, we began a Phase 1/2 study of Korlym in combination with eribulin for the treatment of triple-negative breast cancer. In addition, we have discovered and patented three families of selective GR antagonists, consisting of more than 300 distinct compounds, with the goal of identifying treatments for a broad range of disorders. We have also completed the clinical portion of a Phase 1 study of CORT125134, one of our next-generation selective GR antagonists, which has shown that the compound is well-tolerated and is functionally active.

Basis of Presentation

The accompanying unaudited condensed balance sheet as of March 31, 2015 and the condensed statements of comprehensive loss for the three-month periods ended March 31, 2015 and 2014 and the condensed statements of cash flows for the three-month periods ended March 31, 2015 and 2014 have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2014 has been derived from audited financial statements at that date.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

We evaluate our estimates and assumptions on an ongoing basis, including those related to our reserves for chargebacks and rebates, allowances for patient assistance, excess/obsolete inventories, accruals of clinical and preclinical expenses, and the timing of payments with respect to our long-term capped royalty obligation, which determine its effective interest rate. We base our estimates on relevant experience and on other specific assumptions that we believe are reasonable.

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at fair value as measured using Level 1 inputs, which approximates cost. As of March 31, 2015 and December 31, 2014, all of our funds were held in checking and money market fund accounts maintained at major U.S. financial institutions.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

Trade Receivables

Trade receivables are recorded net of allowances for patient assistance. We determine our allowance for patient assistance based on existing contractual payment terms, actual payment patterns of our customers and individual customer circumstances.

Inventory

We value our inventories at the lower of cost or net realizable value. We determine the cost of inventory using the specific identification method, which approximates a first-in, first-out basis. We write down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value. Any expired inventory is disposed of and the related costs are recognized as cost of sales in the statement of comprehensive loss.

Inventory amounts that are not expected to be consumed within twelve months following the balance sheet date are classified as strategic inventory, a noncurrent asset.

We expense the manufacturing costs for product candidates incurred prior to regulatory approval as research and development expense as we incur them. When regulatory approval of a product is obtained, we begin capitalizing manufacturing costs related to the approved product into inventory, provided such product is produced by an FDA approved facility.

Long-term Obligation

In August 2012, we entered into a Purchase and Sale Agreement (Financing Agreement) with Biopharma Secured Debt Fund II Sub, S.à r.l (Biopharma), a private limited liability company organized under the laws of Luxembourg. Under the terms of the Financing Agreement, we received $30.0 million from Biopharma, which was recorded as a long-term obligation at issuance. We are obligated to make payments calculated as a percentage of (i) any licensing or other contingent payments arising from Korlym and any other products containing mifepristone or any of our proprietary selective GR antagonists (Covered Products) and (ii) net Covered Product sales earned in the calendar quarter ended June 30, 2013 and thereafter (together, Korlym Receipts), until such time as we have paid Biopharma a total of $45.0 million.

Interest expense related to the Financing Agreement is calculated based on the internal interest rate to Biopharma that would result from these assumed payment streams.

The accounting for the Financing Agreement requires us to make certain estimates and assumptions, including the timing of royalty payments due to Biopharma, the expected rate of return to Biopharma, the split between current and long-term portions of the obligation and the accretion of related interest expense. Korlym has only been marketed since April 2012 and the magnitude and timing of Korlym revenue is difficult to predict. Therefore, these estimates and assumptions are subject to significant variability and are likely to change as we gain experience marketing Korlym, which will result in changes in our classification of the current and long-term portions of the amounts payable pursuant to the Financing Agreement, as well as the internal rate of return paid to Biopharma and the accretion of interest expense related to this obligation. The amount of our payment with respect to each quarter will be based on Korlym Receipts recorded in that quarter and may differ from our estimates. While changes in the timing of Korlym revenue may affect the timing of the recognition of interest expense and the split between the current and long-term portions of the obligation at any balance sheet date, the aggregate amount to be repaid to Biopharma is fixed at $45.0 million.

The amount shown as the current portion of the obligation is an estimate of the total amount under the Financing Agreement that would be paid to Biopharma within 12 months following March 31, 2015.

See Note 3, Long-Term Obligation, for additional information regarding this agreement.

Net Product Revenue

We sell our product directly to patients through Dohmen Life Science Services (Dohmen), a specialty pharmacy. We recognize product revenue from sales of Korlym upon delivery to patients when (i) there is persuasive evidence that an arrangement exists between ourselves and the customer, (ii) collectability is reasonably assured and (iii) the price is fixed or determinable. Prior authorization or confirmation of coverage level by the patient’s private insurance plan or government payor is a prerequisite to the shipment of product to a patient. In order to conclude that the price is fixed or determinable, we must be able to (i) calculate gross product revenue from the sales to our customers and (ii) reasonably estimate net product revenue.

We donate cash to the National Organization for Rare Disorders (NORD), an independent non-profit organization that provides patients who meet certain eligibility requirements with financial assistance for the treatment of Cushing’s syndrome, which treatment may include Korlym. We do not include in net product revenue payments for Korlym that NORD makes to us on behalf of these patients.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

We estimate our net product revenue by deducting from our gross product revenue (a) estimated government rebates and chargebacks and (b) estimated costs of our patient assistance program.

Rebates and Chargebacks: We contract with Medicaid and other government programs so that Korlym will be eligible for, purchase by, or qualify for partial or full reimbursement from, such government programs. We estimate the rebates and chargebacks that we are obligated to provide to government programs and deduct these estimated amounts from our gross product revenue at the time the revenue is recognized. We base our estimates of these rebates and chargebacks upon (i) the discount amounts applicable to government-funded programs, and (ii) information obtained from our vendors regarding the percentage of sales by our customers to patients who are covered by entities or programs that are eligible for such rebates and chargebacks.

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

Research and Development

Research and development expenses consist of direct expenses, such as the cost of clinical trials, pre-clinical studies, manufacturing development, preparations for submissions to the FDA and efforts to prosecute and defend those submissions and the development of second-generation compounds, as well as research and development-related overhead expenses. We also expense as incurred nonrefundable payments to third parties and our cost of acquiring technologies and materials used in research and development that have no alternative future use.

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

Stock-Based Compensation

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

2. Composition of Certain Balance Sheet Items

Inventory

The composition of inventory was as follows:

	March 31,	December 31,
	2015	2014

	(in thousands)
Raw materials	$3,605	$3,595
Work in progress	5	15
Finished goods	1,430	1,687
Total inventory	5,040	5,297
Less strategic inventory classified as non-current	(3,730)	(4,090)
Total inventory classified as current	$1,310	$1,207

We have one tablet manufacturer for Korlym — AAI Pharma Services Corp. (AAI). In addition, we have a single-source manufacturer of mifepristone, the active pharmaceutical ingredient (API), in Korlym — Produits Chimiques Auxiliaires et de Synthèse SA (PCAS). If either of these companies is unable to manufacture API or Korlym tablets in the quantities and time frame we require, we may not be able to meet our customer demand. In order to mitigate these risks related to the manufacture of our product, we purchased and hold as “strategic inventory” additional quantities of mifepristone API and Korlym tablets that are not expected to be consumed within twelve months following the relevant balance sheet date.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	March 31,	December 31,
	2015	2014

	(in thousands)
Accrued compensation	$828	$564
Commercialization costs	672	556
Government rebates	553	275
Professional fees	183	330
Legal fees	63	120
Other	120	31
	$2,419	$1,876

3. Long-Term Obligation

As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, Long-term Obligation, under the Financing Agreement with Biopharma, we are obligated to make payments calculated as a percentage of our net sales of Korlym, any future mifepristone-based products, our selective GR antagonists (together referred to as Covered Products) and any upfront, milestone or other contingent payments with respect to Covered Products. Biopharma’s right to receive payments will expire once it has received cumulative payments of $45.0 million. Through March 31, 2015, we have paid Biopharma $7.7 million, with an additional payment of $2.1 million made in April 2015.

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

As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, Long-term Obligation, we estimate the timing of payments during the term of this agreement for purposes of calculating the expected rate of return to Biopharma, the accretion of related interest expense and the current portion of our obligation. We recorded interest expense of $762,000 and $1.0 million for the three-month periods ended March 31, 2015 and 2014, respectively, and total accreted interest of $10.5 million for the period from August 2012 through March 31, 2015, as calculated based on the internal interest rate to Biopharma that would result from these assumed payment streams. The timing of payment amounts will be based on actual Korlym Receipts recorded in the financial statements over the term of this agreement and may differ from these estimates. While changes in the timing

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

of Korlym revenue may affect the timing of recognition of interest expense and the split between the current and long-term portions of the obligation at any balance sheet date, the aggregate amount to be repaid to Biopharma is fixed at $45.0 million.

The carrying value of the long-term obligation was $32.8 million as of March 31, 2015 and $33.9 million as of December 31, 2014. The long-term obligation, including accrued interest, is presented on the balance sheet in two components; the Long-term obligation - current portion, which equates to the estimated amount due under the agreement to be paid within twelve months following the balance sheet date, and the remaining amount, which is included in Long-term obligation, net of current portion.

The following table provides a summary of the payment obligations under the Financing Agreement as of March 31, 2015 and December 31, 2014, utilizing the payment assumptions discussed above.

	March 31,	December 31,
	2015	2014

	(in thousands)
Total repayment obligation	$45,000	$45,000
Less interest to be accreted in future periods	(4,470)	(5,232)
Less payments made	(7,746)	(5,881)
Less current portion	(10,658)	(9,424)
Long-term obligation, net of current portion	$22,126	$24,463

The estimated fair value of the long-term obligation, as measured using Level 3 inputs, approximates the carrying amounts as presented on the balance sheet as of March 31, 2015 and December 31, 2014. The estimated fair value was calculated using the income method of valuation. The key assumptions required for the calculation were an estimate of the amount and timing of future product revenues and an estimated cost of capital. Management’s estimate of the future product revenues is subject to significant uncertainty due to the fact that Korlym has only been available since 2012 and there is an extended time period associated with the Financing Agreement.

We capitalized $140,000 of issuance costs related to the Financing Agreement, which are being amortized over the estimated term of the obligation, based on the assumptions discussed above. At March 31, 2015 and December 31, 2014, the unamortized issuance costs were approximately $52,000 and $58,000, respectively, and are included in other assets on our balance sheets.

4. Stock Option Plans

We have two stock option plans – the 2004 Equity Incentive Plan (the 2004 Plan) and the 2012 Incentive Award Plan (the 2012 Plan) with stock options outstanding as of March 31, 2015.   On February 18, 2015, our Board of Directors authorized an increase of approximately 4.1 million shares in the number of shares available for issuance under the 2012 Plan, which was equivalent to 4% of the shares of our common stock outstanding as of December 31, 2014, pursuant to the terms of the 2012 Plan.

During the three-month period ended March 31, 2015, we issued an aggregate of 120,000 shares of our common stock upon the exercise of stock options.

The following table provides a summary of stock-based compensation.

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Research and development	$205	$162
Selling, general and administrative	1,204	1,216
Total stock-based compensation	$1,409	$1,378

5. Capital Stock

In March 2015, we issued approximately 6.2 million shares of our common stock upon the exercise of warrants that had been issued in two private placement transactions, one in 2008 and the other in 2012, at an exercise price of $2.77 and $4.05, respectively. The transactions generated aggregate net proceeds of approximately $17.1 million, after the deduction of issuance costs. Approximately 3.1 million shares of the securities, which generated aggregate gross proceeds of $5.9 million, issued in these

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

transactions were to venture capital funds, trusts and other entities affiliated with members of our Board of Directors, whom we consider to be our related parties.

6. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. The computation of net loss per share for each period, including the number of weighted-average shares outstanding, is shown on the condensed statements of comprehensive loss.

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

	March 31,
	2015	2014
	(in thousands)
Stock options outstanding	17,565	14,675
Warrants outstanding	—	8,574
Total	17,565	23,249

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management Discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. We make statements in this section that are forward-looking within the meaning of the federal securities laws. For a complete discussion of such forward-looking statements and the potential risks and uncertainties that may affect their accuracy, see “Forward-Looking Statements” included in “Risk Factors” in Part I, Item 1A of this Form 10-Q and the “Overview” and “Liquidity and Capital Resources” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a pharmaceutical company engaged in the discovery, development and commercialization of medications for the treatment of severe metabolic, oncologic and psychiatric disorders that are associated with the activity of the hormone cortisol.  Cortisol is widely known as the stress hormone.  It is essential for life; there are cortisol receptors in nearly every tissue of the human body.  Excess or disordered cortisol activity can cause severe illness.  We develop and market medications that modulate the effect of cortisol.

Korlym for the treatment of Cushing’s syndrome

In 2012, the FDA approved Korlym (mifepristone) 300 mg Tablets as a once-daily oral medication for treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery.

Endogenous Cushing's syndrome is caused by a tumor that produces cortisol or a tumor that produces adrenocorticotropic hormone (ACTH), which in term stimulates the body to produce cortisol.  Cushing’s syndrome most commonly affects adults aged 20-50.  An estimated 10-15 of every one million people are newly diagnosed with Cushing’s syndrome each year, resulting in over 3,000 new patients annually in the United States.  An estimated 20,000 patients in the United States have Cushing’s syndrome, half of whom are cured by surgery.  Cushing’s syndrome can affect every organ system in the body and can be lethal if not treated effectively.  Korlym competitively blocks the glucocorticoid receptor (GR), one of the two receptors to which cortisol normally binds, thereby diminishing the effects of excess cortisol in these patients.

We have Orphan Drug designation for Korlym for the treatment of Cushing’s syndrome.  Orphan Drug designation provides seven years of marketing exclusivity for the approved indication from the date of drug approval, tax credits for clinical trial costs, marketing application filing fee waivers and assistance from the FDA in the drug development process.

We promote Korlym using experienced clinical specialists supported by eight medical science liaisons covering 25 territories.  We continue to develop and refine our commercialization efforts, including identifying and engaging physicians, increasing the effectiveness and the size of our sales organization, and developing programs to educate and support physicians and patients.

Korlym for the treatment of triple-negative breast cancer

In 2014, we began a Phase 1/2 study of Korlym in combination with eribulin for the treatment of triple-negative breast cancer, a form of the disease in which the three receptors that fuel most breast cancer growth – estrogen, progesterone and HER-2 – are not present. Because the tumor cells lack these receptors, common treatments, such as drugs that target estrogen, progesterone, and HER-2, are ineffective.  Approximately 40,000 women in the United States are diagnosed with triple-negative breast cancer each year.  Neither a targeted treatment nor an approved standard chemotherapy regimen for relapsed triple-negative breast cancer patients exists.  We have completed the dose-finding portion of our Phase 1/2 study and have begun the efficacy phase, which will enroll 20 patients with relapsed, metastatic, GR-positive triple-negative breast cancer. These patients will receive one 300 mg Korlym tablet each day, combined with eribulin administered on days one and eight of a 21-day cycle. We expect to have efficacy results by the end of 2015.

Next-generation selective GR antagonists

We have discovered and patented three families of selective GR antagonists, consisting of more than 300 distinct compounds, with the goal of identifying treatments for a broad range of disorders.  All of these new compounds are potent modulators of cortisol but, unlike Korlym, do not interfere with the activity of progesterone and so do not terminate pregnancy.  They also do not cause endometrial thickening, a common consequence of progesterone receptor antagonism.  Several of our new compounds have demonstrated positive results in animal or in vitro models of breast, ovarian and prostate cancer, non-alcoholic fatty liver disease, metabolic syndrome, obesity, antipsychotic induced weight gain, the prevention and reversal of alcohol dependence, amyotrophic lateral sclerosis (ALS), Alzheimer’s disease, electroconvulsive shock-induced retrograde amnesia, and stress disorders.

We have completed the clinical portion of a Phase 1 study of one of our next-generation selective GR antagonists  - CORT125134, which demonstrated that the compound is well-tolerated and functionally active.  We expect to advance this compound to Phase 2 studies for both oncology indications and Cushing’s syndrome in the first quarter of 2016.

Financing update

We have financed our operations and internal growth primarily through private placements of preferred and common stock, the public sale of common stock,  our financing agreement with Biopharma and revenue from the sale of Korlym.  In March 2015, we received $17.2 million from warrant exercises by accredited investors, including certain related parties.  Based on our current plans, we expect that we will reach cash-flow breakeven without needing to raise additional funds. However, we may choose to raise additional funds to finance our strategic priorities.

As of March 31, 2015, we had an accumulated deficit of $328.8 million.  Our operating losses to date have been the result of our research and development activities, including clinical trial activities for mifepristone, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing and regulatory activities, as well as selling, general and administrative expenses, including expenses related to the commercialization of Korlym, offset by our net product revenue.  We may incur further losses as we continue our discovery and clinical development programs, apply for regulatory approvals, develop or acquire medications in other therapeutic areas, and expand our sales, marketing and administrative capabilities.

Results of Operations

Net Product Revenue –  Net product revenue is gross product revenue from sales to our customers less deductions including (1) estimated government rebates and chargebacks and (2) estimated costs of our patient assistance program.

Net product revenue was $10.1 million and $4.4 million for the three-month periods ended March 31, 2015 and 2014, respectively.  The increase in net product revenue between the periods was primarily driven by the increase in our sales volume and price increases.

Cost of sales – Cost of sales includes the cost of API,  tableting and packaging, indirect personnel and overhead costs, and the cost of stability testing and distribution.

Cost of sales was $302,000 and $174,000 for the three-month periods ended March 31, 2015 and 2014, respectively. The increase in cost of sales was driven primarily by the increase in our product sales. Cost of sales was 3.0 percent and 4.0 percent of our net product revenue for the three-month periods ended March 31, 2015 and 2014, respectively.

Research and development expenses – Research and development expenses include the cost of (1) personnel engaged in our development activities, including facilities costs and stock-based compensation attributable to them, (2) discovery research, (3) discovery activities and pre-clinical studies, (4) clinical trials, including trial preparation, enrollment, site monitoring and data management and analysis expenses, (5) regulatory activities, (6) manufacturing development, including the development and activities to qualify a tablet manufacturing site, (7) manufacture and / or acquisition of clinical trial materials and material used in registration and validation batches included in regulatory submissions prior to product approval and (8) the preparation and prosecution of the regulatory submissions related to Korlym and our other product candidates.

Research and development expenses decreased approximately 39.9 percent to $4.4 million for the three-month period ended March 31, 2015 from $7.3 million for the comparable period in 2014. The decrease in costs between the periods was primarily due to the discontinuation of our Phase 3 psychotic depression study in May 2014 offset by more extensive development of our new compounds. The table on the following page provides a comparison of the costs by program for the respective periods.

Below is a summary of our research and development expenses by major project:

	Three Months Ended
	March 31,
Project	2015	2014

	(in thousands)
Development programs:
Psychotic depression	$156	$3,395
Cushing’s syndrome	176	641
Oncology	671	767
Selective GR antagonists	2,657	1,857
Unallocated activities, including discovery supportive studies and manufacturing, regulatory and pre-clinical activities	512	463
Stock-based compensation	205	162
Total research and development expense	$4,377	$7,285

We expect research and development expenditures during the second quarter of 2015 to be significantly less than they were in the comparable periods in 2014, due primarily to reductions in spending on psychotic depression with the termination of our Phase 3 study.  Research and development expenses in the remainder of 2015 and beyond will increase as we advance our clinical trials.

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

Selling, general and administrative expenses – Selling, general and administrative expenses include (1) internal personnel,  consultancy, and contractor costs related to administrative and commercialization activities, facilities costs and non-cash stock-based compensation, (2) expenses of third-party vendors that we engage to execute our commercial plans related to Korlym, including sales activities, marketing and promotion, strategy development, market research and analytics, reimbursement support services, pharmacovigilance, distribution of marketing materials and other logistical needs, (3) medical educational grants and donations and (4) legal, accounting and other professional fees.

Selling, general and administrative expenses for the three-month period ended March 31, 2015 decreased 3.6 percent to $9.5 million from $9.8 million for the comparable period in 2014.  The decrease was driven primarily by the decrease in staffing and consultancy costs.

Selling, general and administrative expenses included stock-based compensation expense related to option grants of $1.2 million during each of the three-month periods ended March 31, 2015 and 2014.

We expect that selling, general and administrative expenses to increase in the remainder of 2015 and beyond as we continue to increase our sales efforts.

Interest and other expense – Interest and other expense for the three-month period ended March 31, 2015 was $800,000, as compared to $1.1 million, for the comparable period in  2014.  This amount consisted primarily of interest expense related to our Biopharma financing agreement for all periods presented. Interest expense for the remainder of 2015 and future years related to this obligation will decrease from the levels of 2014 as the outstanding balance of the obligation is reduced by the quarterly payments.

Non-GAAP Financial Measures

We prepare our condensed financial statements and footnotes thereto, which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q, in accordance with GAAP. To supplement our financial results presented on a GAAP basis, we use non-GAAP measures of net loss and net loss per share that exclude non-cash expenses related to stock-based compensation expense and the accretion of interest expense under our capped royalty financing transaction. We use these non-GAAP measures to manage our business and believe that they may help investors better evaluate our past financial performance and potential future results. Non-GAAP measures should not be considered in isolation or as a substitute for comparable GAAP accounting and investors should read them in conjunction with our financial statements and notes thereto prepared in accordance with GAAP. The non-GAAP measures of net loss and net loss per share we use may be different from, and not directly comparable to, similarly titled measures used by other companies.

	Three Months Ended
	March 31,
	2015	2014

	(in thousands, except for per share data)
GAAP net loss	(4,830)	$(13,930)
Non-cash expenses:
Stock-based compensation	1,409	1,378
Accretion of interest expense related to long-term obligation	762	1,044
Non-GAAP net loss, as adjusted for non-cash expenses	$(2,659)	$(11,508)
GAAP basic and diluted net loss per share	$(0.05)	$(0.14)
Non-GAAP basic and diluted net loss per share, as adjusted for non-cash expenses	$(0.03)	$(0.11)
Shares used in computing basic and diluted net loss per share	101,905	100,521

Liquidity and Capital Resources

We have incurred operating losses since inception, and at March 31, 2015, we had an accumulated deficit of $328.8 million. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities and our Financing Agreement with Biopharma to fund our operations. Since 2012 we have also relied on revenue from the sale of Korlym.

At March 31, 2015, we had cash and cash equivalents of $38.0 million, compared to $24.2 million at December 31, 2014.  We received $17.2 million from warrant exercises by accredited investors, including certain related parties in March 2015. Net cash used in operating activities for the three-month periods ended March 31, 2015 and 2014 was $1.8 million and $11.1 million, respectively. We used cash in each period primarily for the commercialization of Korlym and for research and development activities. In addition, we made payments under the Biopharma Financing Agreement of $1.9 million and $2.0 million during the three-month periods ended March 31, 2015 and 2014, respectively.

We expect net cash used during the remainder of 2015 and future periods will be significantly lower than in the corresponding periods of 2014 as cash generated from the sale of Korlym will increase more than our expenditures related to the commercialization of Korlym, the continuation of our Phase 1/2 trial of mifepristone for triple-negative breast cancer, development of our selective GR antagonists and payments under our Biopharma Financing Agreement.

We are required to make aggregate payments under the Biopharma Financing Agreement of $45.0 million, with $7.7 million paid through March 31, 2015 and an additional payment of $2.1 million made in April 2015. Future individual payment amounts will be variable.

Based on our current plans, we expect that we will reach cash-flow breakeven without needing to raise additional funds. However, we may choose to raise additional funds to finance our strategic priorities. We cannot be certain that additional funding will be available on acceptable terms or at all. Further, any additional equity financing may be dilutive to stockholders, and any debt financing, if available, may involve restrictive covenants. If we obtain funds through collaborations with others, these arrangements may be on unfavorable terms or may require us to relinquish certain rights to our technologies or product candidates that we would otherwise seek to develop on our own.

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

Contractual Obligations and Commercial Commitments

Our contractual payment obligations and purchase commitments as of December 31, 2014 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, and have not changed materially during the three-months ended March 31, 2015.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. During the three months ended March 31, 2015, we did not make any significant changes to our critical accounting policies and estimates.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks as of December 31, 2014 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, and have not changed materially during the three-months ended March 31, 2015.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2015.  Based on that evaluation, our Chief Executive

Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We depend heavily on the success of Korlym, which we began to sell in the United States in 2012.  If we are unable to increase revenues of Korlym to the levels that investors expect, or experience significant delays in doing so, our stock price will likely decline.

We anticipate that for the foreseeable future our ability to generate meaningful revenues and achieve profitability will be solely dependent on the successful commercialization of Korlym. Many factors could harm our efforts to commercialize Korlym, including:

•	an inability to generate meaningful revenue due to low product usage or inadequate insurance coverage and reimbursement;
•	competition from Novartis’s Signifor and from other companies with greater financial and marketing resources than ours;
•	an inability to manufacture Korlym or the active ingredient in Korlym in commercial quantities and at an acceptable cost;
•	political concerns relating to other uses of mifepristone, that could limit the market acceptance of Korlym;
•	negative, inconclusive or otherwise unfavorable results from any post-approval studies we conduct;
•	previously unknown, serious side effects that may be identified; and
•	rapid technological change making Korlym obsolete.

There are inherent difficulties in predicting the sales volumes of Korlym.  Failure to meet revenue expectations of investors could cause our stock price to decline.

Physicians may accept Korlym slowly or may never accept it, which would adversely affect our financial results.

Physicians will prescribe Korlym only if they determine, based on experience, clinical data, side effect profiles and other factors, that it is preferable to other products or treatments currently in use, even if those products are not approved for Cushing’s syndrome.  Because Cushing’s syndrome is rare, most physicians are inexperienced in the care of patients with the illness and it may be difficult to persuade them to prescribe a newer treatment, such as Korlym, even with clinical trial results that suggest it may be a compelling treatment for their patients.

Other factors that may affect the market acceptance and commercial success of Korlym include:

•	the effectiveness of Korlym, including any side effects, as compared to alternative treatment methods;
•	the rate of adoption of Korlym by physicians and patients;
•	the possible preference of some physicians for more familiar, long-standing off-label treatments for Cushing’s syndrome or for Novartis’ drug, Signifor, for the treatment of Cushing’s disease;
•	the cost-effectiveness of Korlym and the availability of third-party insurance coverage and reimbursement;
•	the product labeling required by the FDA for Korlym;
•	the extent and success of our efforts to manufacture, commercialize, market, distribute and sell Korlym; and
•	negative publicity concerning Korlym, RU-486, Mifeprex® or mifepristone.

The failure of Korlym to achieve market acceptance would prevent us from generating meaningful revenue.

The Orphan Drug designation for Korlym may not provide protection from competition.  We may face competition from companies that attempt to develop mifepristone or other compounds for the treatment of Cushing’s syndrome, which could limit our future revenues from the commercialization of Korlym for the treatment of Cushing’s syndrome or any other indications.  These companies may have significantly more resources than we do.

Although we have received Orphan Drug designation in both the United States and the European Union (EU), we cannot be assured that we will recognize the potential benefits of these designations.  Even after an orphan drug is approved for its orphan indication, the FDA or European Medicines Agency (EMA) can subsequently approve a different drug for the same condition if it concludes that the later drug is safer, more effective or makes a major contribution to patient care.  In addition, the FDA or EMA may, during the orphan drug exclusivity period, approve the same drug for a different indication or different drug for the same indication.  Upon expiration of the orphan drug exclusivity period, we may be subject to competition from manufacturers offering a generic form of mifepristone at a lower price, in which case our business could be harmed.

Notwithstanding Korlym’s Orphan Drug designation in both the United States and the EU, Novartis received approval in both jurisdictions in 2012 to market its somatostatin analogue Signifor for adult patients with Cushing’s disease (a subset of Cushing’s syndrome that afflicts approximately 70 percent of all Cushing’s syndrome patients) for whom pituitary surgery is not an option or has not been curative.  Novartis also announced that is undertaking an investigational study of an experimental compound to determine whether it can safely reduce the level of urinary free cortisol in patients with Cushing’s disease and to examine the compound’s safety and efficacy.  Novartis has substantially more resources and experience than we do and may provide significant competition.

We are aware that Laboratoire HRA Pharma (HRA) received Orphan Drug designation in the United States and the EU for the use of mifepristone to treat a subtype of Cushing’s syndrome.  HRA had begun a Phase 2 clinical trial in Europe and the United States for this indication, which has been terminated.  We are aware that Cortendo AB (Cortendo) has received Orphan Drug designation in the United States and the EU for the use of levoketoconazole to treat Cushing’s syndrome.  Cortendo has begun a Phase 3 clinical trial in Europe and the United States for this indication.  We are also aware that Exelgyn Laboratories, which operates as a subsidiary of Medi Challenge (Pty) Ltd., received Orphan Drug designation for mifepristone to treat Cushing’s syndrome in the EU, but it has stated that it has not yet conducted any clinical trials.

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

The commercial success of our product in both domestic and international markets depends on whether third-party coverage and reimbursement is available.  Government payors, including Medicare and Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medicines, and, as a result, they may not cover or provide adequate payment for our product.  Our near-term dependence on the commercial success of Korlym makes us particularly susceptible to cost containment efforts.  Accordingly, even though Korlym has been approved for commercial sale, unless government and other third-party payors continue to provide adequate and timely coverage and reimbursement, physicians may not prescribe it and patients may not purchase it.  In addition, meaningful delays in insurance coverage for individual patients may increase our costs and reduce our revenues.  Further, we may need to obtain approvals from hospital formularies before Korlym can be covered for in-patient treatment.  Failure to obtain such approvals will reduce the level of revenues that we are able to attain.

In some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be federal and state proposals for similar controls.  Also, the trends toward managed health care in the United States and recent laws and legislation intended to reduce the cost of government insurance programs could significantly influence the purchase of health care services and products and may result in lower prices for our product or the exclusion from reimbursement programs.

The Patient Protection and Affordable Care Act (PPACA), which was passed in 2010 included the following measures:

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

The PPACA provisions on comparative clinical effectiveness research extended the initiatives of the American Recovery and Reinvestment Act of 2009, also known as the stimulus package, which included $1.1 billion in funding to study the comparative effectiveness of health care treatments.  This stimulus funding was designated for, among other things, conducting, supporting or synthesizing research that compares and evaluates the risks and benefits, clinical outcomes, effectiveness and appropriateness of products.  The PPACA also appropriated additional funding to comparative clinical effectiveness research.  Although Congress has indicated that this funding is intended to improve the quality of health care, it remains unclear how the research will impact current Medicare coverage and reimbursement or how new information will influence other third-party payor policies.  It also is unclear what the full impact of PPACA’s extension of coverage to previously uninsured individuals will be on the demand for our product.

Other legislative changes have been proposed and adopted in the United States since the PPACA was enacted.  In August 2011, the Budget Control Act of 2011 among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs.  This includes aggregate reductions to Medicare payments to providers of two percent per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2024 unless additional Congressional action is taken.  On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

These new laws and the regulations and policies implementing them, as well as other healthcare reform measures that may be adopted in the future, may have a material adverse effect on our industry generally and on our ability to successfully develop and commercialize our products.

We will need to continue to develop our medical education, sales and marketing capabilities to successfully commercialize Korlym and our next-generation selective GR antagonists.

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

p
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

Public perception of the active ingredient in Korlym, mifepristone, may limit our ability to market and sell Korlym.

The active ingredient in Korlym, mifepristone, is approved by the FDA in another drug for the termination of early pregnancy.  As a result, mifepristone has been and continues to be the subject of considerable ethical and political debate in the United States and elsewhere.  Public perception of mifepristone may limit our ability to engage alternative manufacturers and may limit the commercial acceptance of Korlym by patients and physicians.  Even though we have taken measures to minimize the likelihood of the prescribing of Korlym to a pregnant woman, physicians may choose not to prescribe Korlym to a woman simply to avoid any risk of unintentionally terminating a pregnancy.

We have no manufacturing capabilities and we currently depend on third parties, both of which are single-source suppliers, to manufacture the active ingredient and the tablets for Korlym. If these suppliers are unable or unwilling to continue manufacturing Korlym and we are unable to contract quickly with alternative sources, or if these third-party manufacturers fail to comply with FDA regulations or otherwise fail to meet our requirements, our business will be harmed.

We currently have no experience in, and we do not own facilities for the manufacturing of our product.  We depend on PCAS, a single-source, third-party contract manufacturer,  to supply the API in Korlym. We entered into a long-term agreement with PCAS in March 2014.  We also depend on AAI, a single-source, third-party contract manufacturer, to produce Korlym tablets.  In April 2014, we entered into a long-term agreement with AAI.  If either of these manufacturers is unable or unwilling to meet our future demands required, we may not be able to manufacture our product in a timely manner.  Our current arrangements with these manufacturers are terminable by such manufacturers, subject to certain notice provisions.  If we are unable to obtain the API or Korlym tablets from our manufacturers, we may not be able to manufacture our required quantities or identify alternate manufacturers of mifepristone or Korlym tablets in a timely manner or on reasonable terms, if at all, which would harm our business.  In addition, we expect to use third-party manufacturers and suppliers if and when our other product candidates are approved.

The facilities used by our contract manufacturers to manufacture our product must be approved by the FDA pursuant to inspections.  We do not control the manufacturing processes of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as current good manufacturing practices (cGMPs).  If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities.  In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel.  If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our products or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our products.  In addition, sanctions could be imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business.  If our suppliers fail to manufacture tablets on a timely basis in the quantities that we require, or fail to maintain manufacturing capabilities that meet FDA standards, we would likely experience a lengthy delay in our manufacturing processes.

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

We may be subject to product liability or other claims based on allegations that the use of our product has resulted in adverse effects or that our product candidates are not effective, whether by participants in our clinical trials for Korlym or other product candidates, or by patients using Korlym.  A product liability claim may damage our reputation by raising questions about Korlym or any of our product candidates’ safety or efficacy and could limit our ability to sell a product by preventing or interfering with product commercialization.  In some cases, less common adverse effects of a pharmaceutical product are not known until long after the FDA approves the product for marketing.  The active ingredient in Korlym is used to terminate pregnancy.  Therefore, clinicians using the medicine in our clinical trials and physicians prescribing the medicine to women with childbearing potential must take necessary and strict precautions to ensure that the medicine is not administered to pregnant women.  The failure to observe these precautions could result in significant product claims.

We have only limited product liability insurance coverage, with limits that we believe to be customary for a company commercializing its first pharmaceutical product.  We intend to expand our product liability insurance coverage to any product candidates for which we obtain marketing approval.  However, this insurance may be prohibitively expensive or may not fully cover our potential liabilities.  Our inability to obtain adequate insurance coverage at an acceptable cost could prevent or inhibit the commercialization of Korlym or any of our product candidates, or result in meaningful underinsured or uninsured liability.  Defending a lawsuit could be costly and significantly divert management’s attention from conducting our business.  If a third party successfully sues us for any injury caused by our product candidates, our liability could exceed our total assets.

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

We are subject to ongoing obligations and continued regulatory review by the FDA and other regulatory authorities in the United States and other countries with respect to the research, testing, manufacturing, labeling, distribution, adverse event reporting, storage, selling, advertising, promotion, recordkeeping and marketing of products.  These requirements include submissions of safety and other post-marketing information and reports, annual updates on manufacturing activities and continued compliance with cGMPs, and current good clinical practices (cGCPs), for any clinical trials that we conduct post-approval.  cGMPs and cGCPs are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities through periodic inspections of manufacturing sites, trial sponsors, clinical investigators and clinical sites.  Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with FDA regulations and other applicable foreign and U.S. regulatory requirements may result in, among other things, warning letters, civil and criminal penalties, injunctions, holds on clinical trials, product seizure or detention, refusal to permit the import or export of products, restrictions on product marketing, withdrawal of the product from the market, voluntary or mandatory product recalls, total or partial suspension of production, refusal to approve pending New Drug Applications (NDAs) or supplements to approved NDAs, and suspension or revocation of product approvals.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Clinical drug development is lengthy and expensive and has an uncertain outcome.  Results of earlier studies and trials may not be predictive of future trial results.

Clinical development is a long, expensive and uncertain process, and data obtained from clinical trials and supportive studies are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The results from early clinical trials may not be predictive of results eventually obtained in later clinical trials.  Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials.  A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profile of their medication candidate, despite promising results in earlier trials.  Clinical trials may not demonstrate sufficient safety and efficacy to obtain regulatory approval.  For example, in May 2014, we discontinued our Phase 3 study of mifepristone for the treatment of psychotic depression after receiving the report of a data monitoring committee that the trial was unlikely to reach its primary endpoints based on an analysis of interim data.

Our ongoing Phase 1/2 study of mifepristone in combination with chemotherapy to treat triple-negative breast cancer is too small to demonstrate definitively the safety or efficacy of mifepristone for that indication.  Even if the trial generates positive results, those results would have to be confirmed in at least one substantially larger, more expensive, and lengthier trial if we are to have sufficient basis for seeking regulatory approval.

Moreover, the commencement and completion of clinical trials may be delayed by many factors that are beyond our control, including:

•	delays obtaining regulatory approval to commence a trial;
•	reaching agreement on acceptable terms with contract research organizations (CROs), and clinical trial sites;
•	obtaining institutional review board (IRB), approval at each site;
•	slower than anticipated patient enrollment;
•	scheduling conflicts with participating clinicians and clinical institutions;
•	lack of funding;
•	negative or inconclusive results;
•	patient noncompliance with the protocol;
•	adverse medical events or side effects among patients during the clinical trials;
•	negative or problematic FDA inspections of our clinical operations or manufacturing operations; and
•	real or perceived lack of effectiveness or safety of mifepristone.

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

We rely on clinical investigators and clinical sites to enroll patients and other third parties such as CROs to manage many of our trials and to perform related data collection and analysis.  We control only certain aspects of these third parties’ activities.  Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities.  We and these third parties are required to comply with cGCPs.  If we or any of the third parties working on or conducting our trials fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approval of our marketing applications, if at all.  We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with cGCP requirements.  In addition, our clinical trials must be conducted with product produced under cGMP regulations.  Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.  Moreover, we may not be able to control the timing of identification and selection of appropriate sites for our planned trials and the amount and timing of resources that the clinical sites that conduct the clinical testing may devote to our clinical trials.  If our clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials or fail to enroll them on our planned schedules, we will be unable to complete our trials or to complete them as planned, which could delay or prevent us from completing the clinical development of mifepristone for the treatment of triple-negative breast cancer or other development programs.

We have agreements with the CROs that are conducting our Phase 1/2 trial of mifepristone for the treatment of triple-negative breast cancer and Phase 1 trial of our selective GR antagonist, CORT125134, to supervise and monitor clinical site performance and to perform investigator supervision, data collection and analysis for these trials.  The conduct of future clinical trials may also be conducted through the use of CROs and third party clinical sites.  We may not be able to maintain relationships with these or other CROs or with the clinical investigators and the clinical sites through the completion of all trial activities without delays in anticipated timing of trial activities or excessive expenditures.  If any of our relationships with CROs or other third parties terminates, we may not be able to enter into arrangements with alternative CROs or third parties on commercially reasonable terms, or at all.  If these CROs, clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may be unable to obtain regulatory approval for, or successfully commercialize, mifepristone for the treatment of triple-negative breast cancer, or CORT125134 or any of our other next-generation selective GR antagonists.

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

Our efforts to discover, develop and commercialize new product candidates beyond Korlym for Cushing’s syndrome are at a very early stage.  If we fail to identify and develop additional uses for GR antagonists, we may be unable to market additional products.

To develop additional sources of revenue, we believe that we must identify and develop product candidates or new therapeutic uses for mifepristone.  We own or have exclusively licensed issued U.S. patents covering the use of GR antagonists to treat triple-negative breast cancer, mild cognitive impairment, weight gain due to treatment with antipsychotic medication, stress disorders, early dementia, delirium, gastroesophageal reflux disease, Down’s Syndrome, catatonia, psychosis associated with cocaine addiction, psychosis associated with Interferon-alpha therapy, migraine headaches, neurological damage in premature infants, psychotic depression, as well as to increase the therapeutic response to electroconvulsive therapy, steroid and GR antagonist therapy, and optimize mifepristone levels in plasma serum of patients suffering from mental disorders.  We have three U.S. method of use patent applications pending covering GR antagonists for the treatment of muscular dystrophy and ALS, and for optimizing mifepristone absorption for the treatment of patients suffering from mental disorders.  We own eight U.S. composition of matter patents covering specific GR antagonists, with two additional applications pending.  We have also filed patent applications in the major international markets.

The use of GR antagonists may not be effective to treat these or any other indications.  Moreover, we could discover that the use of GR antagonists in these patient populations has unacceptable side effects or is otherwise not safe.   Due to the potential for lack of efficacy and side effects inherent in novel compounds, we are likely to enter multiple compounds into development, which would increase our rate of spending with no assurance that we will be successful in developing new drugs that are safe and effective.

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

We only have significant clinical experience with mifepristone and we may determine that mifepristone is not desirable for uses other than for the treatment of Cushing’s syndrome and, potentially, triple-negative breast cancer.  For example, we do not intend to develop mifepristone for mitigation of the weight gain associated with the use of Zyprexa, Risperdal or other atypical antipsychotics, even though we have reported positive results in the proof of concept studies.  We may pursue other GR antagonists for this use.  The compounds developed pursuant to our early clinical, preclinical and discovery research programs may fail to become viable product candidates regardless of the resources we may dedicate to their development.  Even if product candidates are identified, we may abandon further development efforts before we reach clinical trials or after expending significant expense and time conducting clinical trials due to financial constraints, concerns over the safety or efficacy of the product candidates, manufacturing difficulties or other reasons.  Moreover, governmental authorities may enact new legislation or regulations that could limit or restrict our development efforts.  If we are unable to successfully discover and commercialize new uses for GR antagonists, we may be unable to generate sufficient revenue to support our operations.

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

Our business is vulnerable to damage from various types of disasters or other similarly disruptive events, including earthquake, fire, flood, power loss and communications failures.  For example, our headquarters are located in the San Francisco Bay Area, which is earthquake-prone, and our specialty pharmacy and warehouses are located in areas that are subject to severe weather conditions.  In addition, political considerations relating to mifepristone may put us and our manufacturers at increased risk for terrorist attacks, protests or other disruptive events.  If any disaster or other similar event were to occur, we may not be able to operate our business and our manufacturers may not be able to produce Korlym or our product candidates.  Our insurance may not be adequate to cover, and our insurance policies may exclude coverage for, our losses resulting from disasters or other business interruptions.

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

Factors impacting our cash position and future prospects of liquidity include the following:

•	the amount and timing of revenues from the commercialization of Korlym;
•	the pace at which physicians adopt Korlym as a treatment;
•	the willingness of insurance companies, the government and other third-party payors to provide timely coverage for Korlym at reasonable rates;

•	the costs, timing of site selection and enrollment of our clinical trials;
•	the results of our research efforts and clinical trials;
•	the timing and outcome of our Phase 1/2 study of mifepristone for the treatment of triple-negative breast cancer and further clinical development related to this indication;
•	the outcome of our Phase 1 study of CORT125134 and further clinical development of that compound;
•	the need to perform additional clinical trials and other supportive studies;
•	developments or disputes concerning patents or proprietary rights, including announcements of claims of infringement, interference or litigation against us or our licensors;
•	actual or anticipated fluctuations in our operating results;
•	changes in our growth rates; and
•	changes in our research and development plans for our proprietary, selective GR antagonists.

Consequently we may need additional funds.  In addition, we may choose to raise additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current and future operating plans.

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

We have financed our operations and internal growth primarily through private placements of preferred and common stock, the public sale of common stock, our financing agreement with Biopharma and revenue from the sale of Korlym.  We have incurred losses in each year since our inception in 1998.   As of March 31, 2015, we had an accumulated deficit of $328.8 million.  Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for mifepristone, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing and regulatory activities, as well as selling, general and administrative expenses, including expenses related to the commercialization of Korlym, offset by our net product revenue.  We may continue to incur net losses as we continue our mifepristone and new compounds discovery and clinical development programs, apply for regulatory approvals, acquire and /or develop treatments in other therapeutic areas, expand sales and marketing capabilities and our operations.

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

If appropriate opportunities arise, we may attempt to acquire other technologies or potential products that are complementary to our operating plan.  We currently have no commitments, agreements or plans for any acquisitions.  Acquiring rights to another potential product or technology may result in unforeseen difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business.  In addition, we may fail to realize the anticipated benefits of any acquired potential product or technology. Future acquisitions could dilute our stockholders’ ownership interest in us and could cause us to incur debt, expose us to future liabilities and result in amortization or other expenses related to goodwill and other intangible assets.

Failure to meet our obligations under our Financing Agreement with Biopharma, could adversely affect our financial results and liquidity.

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

We have exclusively licensed three issued U.S. patents from Stanford University for the use of GR antagonists, including mifepristone, in the treatment of psychotic depression, cocaine-induced psychosis and early dementia, including early Alzheimer’s disease.  We have also exclusively licensed from the University of Chicago one issued U.S. patent for the use of mifepristone in the treatment of triple-negative breast cancer.

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

Our presently pending and future patent applications may not issue as patents, and any patent issued to us may be challenged, invalidated, held unenforceable or circumvented.  For example, the arguments presented by Akzo Nobel could be raised in the United States either before the U.S. Patent and Trademark Office or in a court of law.  Furthermore, the claims in patents which we own or have licensed, or which we may license or which may be issued to us in the future, may not be sufficiently broad to prevent third parties from producing competing products.  In addition, the laws of various foreign countries in which we compete may not protect our intellectual property to the same extent as do the laws of the United States.  If we fail to obtain adequate patent protection for our proprietary technology, our competitors may produce competing products based on our technology, which would impair our ability to compete.

If a third party successfully asserted an infringement claim against us, we could be forced to pay damages and prevented from developing, manufacturing or marketing our potential products.  We do not have liability insurance for patent infringements.  A third party could require us to obtain a license to continue to use their intellectual property, and we may not be able to do so on commercially acceptable terms, or at all.  We believe that significant litigation will continue in our industry regarding patent and other intellectual property rights.  If we become involved in litigation, it could consume a substantial portion of our resources.  Regardless of the merit of any particular claim, defending a lawsuit takes significant time, is expensive and diverts management’s attention from other business.

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

Some of the patents we own or have licensed cover only mifepristone’s method of use and not its composition of matter, which may make it more difficult for us to prove patent infringement if physicians prescribe another manufacturer’s mifepristone or if patients acquire mifepristone from other sources, such as the internet or underground market.

We own or have exclusively licensed issued U.S. patents covering the methods of using GR antagonists to treat a variety of disorders, including triple-negative breast cancer.  A method of use patent covers only a specified use of a particular compound, not a particular composition of matter.  Because our patents do not cover the composition of mifepristone, we cannot prevent others from commercializing mifepristone in indications such as triple-negative breast cancer or our other method of use patents.  Although any such “off-label” use would violate our patents, effectively monitoring compliance with our patents may be difficult and costly.  In addition, we cannot be assured that patients will not obtain mifepristone from other sources.  As with other pharmaceutical products, patients may be able to purchase mifepristone through the internet or underground market.  Mifepristone is also sold in the United States by Danco Laboratories for the termination of early pregnancy.  While distribution is limited to a single dose provided in the physician’s office and covered by other restrictions, we cannot be certain that Cushing’s syndrome patients will not be able to obtain mifepristone from this source or others, should another company receive approval to market mifepristone for another indication.

Risks Related to Our Stock

The market price of our common stock has been and is likely to continue to be highly volatile due to the limited number of shares of our common stock held by non-affiliates or factors influencing the stock market and opportunities for sale at any given time may be limited.

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active.  During the 52-week period ended May 1, 2015, our average daily trading volume was approximately 303,000 shares and the intra-day sales prices per share of our common stock on The NASDAQ Stock Market ranged from $1.69 to $6.65.  As of May 1, 2015, our officers, directors and principal stockholders controlled 36 percent of our common stock.  The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	the pace of market acceptance of Korlym or the timing and level of coverage and reimbursement attained;
•	actual or anticipated timing and results of our clinical trials;
•	changes in financial estimates or recommendations by securities analysts or failure of our financial performance to meet the guidance we have provided to the public;
•	our cash and short-term investment position;
•	new products or services introduced or announced by us or our competitors;
•	actual or anticipated regulatory approvals of our product candidates or of competing products;
•	changes in laws or regulations applicable to our product candidates or our competitors’ products;
•	changes in the expected or actual timing of our development programs or our competitors’ potential development programs;
•	actual or anticipated variations in quarterly operating results, including potential product returns and timing of revenue recognition;
•	announcements of technological innovations by us, our collaborators or our competitors;
•	general market and economic conditions;
•	conditions or trends in the biotechnology and pharmaceutical industries;
•	changes in the market valuations of similar companies;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	additions or departures of key personnel;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	developments concerning collaborations;

•	trading volume of our common stock;
•	limited number of shares of our common stock held by our non-affiliates;
•	maintaining compliance with the listing requirements of the stock exchange on which we are listed;
•	success of additional financing efforts; and
•	purchases or sales of our common stock by us, our officers, directors or our stockholders.

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

If our operating and financial performance in any given period does not meet the guidance that we provided to the public, estimates published by research analysts or other investor expectations, our stock price may decline.

We have provided guidance as to our expected 2015 net product revenue. Our guidance is only an estimate of what management believes is realizable as of the date of the release of such guidance.  Our actual results may vary from our guidance and the variations may be material.

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

As of May 1, 2015, our officers, directors and principal stockholders control 36 percent of our common stock.  As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.  The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control.  This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

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

If we are unable to meet any of The NASDAQ listing requirements in the future, including, for example, if the closing bid price for our common stock is below $1 per share for 30 consecutive trading days, The NASDAQ Stock Market could determine to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.  During the 52-week period ended May 1, 2015, the intra-day sales prices per share of our common stock on The NASDAQ Stock Market ranged from $1.69 to $6.65.  Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

Anti-takeover provisions in our charter and bylaws and under Delaware law and payment acceleration provisions under the Biopharma Financing Agreement may make an acquisition of us or a change in our management more expensive or difficult, even if an acquisition or a management change would be beneficial to our stockholders.

Provisions in our charter and bylaws may delay or prevent an acquisition of us or a change in our management. Some of these provisions allow us to issue preferred stock without any vote or further action by the stockholders, require advance notification of stockholder proposals and nominations of candidates for election as directors and prohibit stockholders from acting by written consent.  In addition, a supermajority vote of stockholders is required to amend our bylaws.  Our bylaws provide that special meetings of the stockholders may be called only by our Chairman, President or the Board of Directors and that the authorized number of directors may be changed only by resolution of the Board of Directors.  These provisions may prevent or delay a change in our Board of Directors or our management, which is appointed by our Board of Directors.  In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law.  Section 203 may prohibit large stockholders, in particular those owning 15 percent or more of our outstanding voting stock, from merging or combining with us.  In addition, our payment obligations to Biopharma accelerate in the event of a change of control transaction.  See “Risk Factors – Failure to meet our obligations under our Financing Agreement with Biopharma could adversely affect our financial results and liquidity.”  These provisions in our charter and bylaws and under Delaware law and the Financing Agreement could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

Exhibit	Description of Document
Number
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2012).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2007).
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a)/15d-14(a) Certifications of G. Charles Robb, Chief Financial Officer of the registrant.
32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.
32.2	18 U.S.C. Section 1350 Certifications of G. Charles Robb, Chief Financial Officer of the registrant.
101

The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) unaudited Condensed Balance Sheets at March 31, 2015 and December 31, 2014, (ii) unaudited Condensed Statements of Comprehensive Loss for the three-month periods ended March 31, 2015 and 2014, (iii) unaudited Condensed Statements of Cash Flows for the three-month periods ended March 31, 2015 and 2014, and (iv) Notes to Condensed Financial Statements.

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date: May 8, 2015	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D. Chief Executive Officer

Date: May 8, 2015	/s/ G. Charles Robb
G. Charles Robb
Chief Financial Officer

Exhibit Index

Exhibit	Description of Document
Number
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2012).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2007).
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a)/15d-14(a) Certifications of G. Charles Robb, Chief Financial Officer of the registrant.
32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.
32.2	18 U.S.C. Section 1350 Certifications of G. Charles Robb, Chief Financial Officer of the registrant.
101

The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) unaudited Condensed Balance Sheets at March 31, 2015 and December 31, 2014, (ii) unaudited Condensed Statements of Comprehensive Loss for the three-month periods ended March 31, 2015 and 2014, (iii) unaudited Condensed Statements of Cash Flows for the three-month periods ended March 31, 2015 and 2014, and (iv) Notes to Condensed Financial Statements.