Form 10-Q
period 2015-06-30
CORCEPT THERAPEUTICS INC
filed 2015-08-07
CIK 1088856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30,  2015

or

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On July 30,  2015 there were 108,368,585 shares of common stock outstanding at a par value of $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2015	2014

	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$37,048	$24,248
Trade receivables	4,951	3,334
Inventory	1,451	1,207
Prepaid expenses and other current assets	1,241	1,441
Total current assets	44,691	30,230
Strategic inventory	3,420	4,090
Property and equipment, net of accumulated depreciation	173	236
Other assets	71	74
Total assets	$48,355	$34,630
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,360	$1,886
Accrued clinical expenses	492	336
Other accrued liabilities	2,507	1,876
Long-term obligation - current portion	12,034	9,424
Deferred revenue	37	33
Total current liabilities	17,430	13,555
Long-term obligation, net of current portion	19,399	24,463
Commitments
Stockholders’ equity:
Common stock, par value $0.001 per share, 280,000 shares authorized and 108,229 and 101,395 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	108	101
Additional paid-in capital	342,184	320,511
Accumulated deficit	(330,766)	(324,000)
Total stockholders’ equity (deficit)	11,526	(3,388)
Total liabilities and stockholders’ equity	$48,355	$34,630

The accompanying notes are an integral part of these condensed financial statements.

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Product revenue, net	$11,956	$5,851	$22,058	$10,255
Operating expenses:
Cost of sales	439	215	741	389
Research and development	3,341	4,252	7,718	11,537
Selling, general and administrative	9,342	7,965	18,795	17,769
Total operating expenses	13,122	12,432	27,254	29,695
Loss from operations	(1,166)	(6,581)	(5,196)	(19,440)
Interest and other expense	(770)	(971)	(1,570)	(2,041)
Net loss and comprehensive loss	$(1,936)	$(7,552)	$(6,766)	$(21,481)
Basic and diluted net loss per share	$(0.02)	$(0.07)	$(0.06)	$(0.21)
Weighted average shares outstanding used in computing basic and diluted net loss per share	107,874	100,980	104,906	100,751

The accompanying notes are an integral part of these condensed financial statements.

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June, 30,

	2015	2014

Operating activities
Net loss	$(6,766)	$(21,481)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	2,977	2,603
Accretion of interest expense	1,499	1,979
Amortization of debt financing costs	11	14
Depreciation and amortization of property and equipment	97	65
Changes in operating assets and liabilities:
Trade receivables	(1,617)	(797)
Inventory	426	(94)
Prepaid expenses and other current assets	200	(1,256)
Other assets	(8)	12
Accounts payable	474	214
Accrued clinical expenses	156	(1,645)
Other accrued liabilities	631	323
Deferred revenue	4	19
Net cash used in operating activities	(1,916)	(20,044)
Investing activities
Purchases of property and equipment	(34)	(158)
Cash used in investing activities	(34)	(158)
Financing activities
Proceeds from issuance of common stock upon exercise of options and warrants, net of issuance costs	18,703	1,311
Payments related to long-term obligation	(3,953)	(2,012)
Net cash provided by (used in) financing activities	14,750	(701)
Net increase (decrease) in cash and cash equivalents	12,800	(20,903)
Cash and cash equivalents, at beginning of period	24,248	54,877
Cash and cash equivalents, at end of period	$37,048	$33,974

The accompanying notes are an integral part of these condensed financial statements.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Corcept Therapeutics Incorporated was incorporated in the State of Delaware in May 1998, and our headquarters are located in Menlo Park, California. We are a pharmaceutical company engaged in the discovery, development and commercialization of medications for the treatment of severe metabolic, oncologic, and psychiatric disorders that are associated with the activity of the hormone cortisol. In 2012, the United States Food and Drug Administration (FDA) approved Korlym® (mifepristone) 300 mg Tablets as a once-daily oral medication for treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. We have discovered and patented three families of selective glucocorticoid receptor  (GR) antagonists, consisting of more than 300 distinct compounds, and we are developing them to treat a broad range of disorders.

Basis of Presentation

The accompanying unaudited condensed balance sheet as of June 30, 2015 and the condensed statements of comprehensive loss for the three- and six-month periods ended June 30, 2015 and 2014 and the condensed statements of cash flows for the three- and six-month periods ended June 30, 2015 and 2014 have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2014 has been derived from audited financial statements at that date.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

We evaluate our estimates and assumptions on an ongoing basis, including those related to revenue recognition, inventory, accrued liabilities, clinical trial accruals, stock-based compensation and the timing of payments with respect to our long-term capped royalty obligation, which determines our interest expense. We base our estimates on relevant experience and on other specific assumptions that we believe are reasonable.

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at fair value as measured using Level 1 inputs, which approximates cost. As of June 30, 2015 and December 31, 2014, all of our funds were held in checking and money market fund accounts maintained at major U.S. financial institutions.

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

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

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

The amount shown as the current portion of the obligation is an estimate of the total amount under the Financing Agreement that would be paid to Biopharma within 12 months following June 30, 2015.

See Note 3, Long-Term Obligation, for additional information regarding this agreement.

Net Product Revenue

We primarily sell Korlym directly to patients through Dohmen Life Science Services (Dohmen), a specialty pharmacy. Prior authorization and confirmation of coverage by the patients’ private or government insurance plan or by a third-party charity, such as the National Organization for Rare Disorders (NORD – discussed below), is a prerequisite for Dohmen to ship Korlym. We recognize revenue upon the delivery of our products to these patients.

We donate cash to NORD, an independent non-profit organization that provides patients who meet certain eligibility requirements with financial assistance for the treatment of Cushing’s syndrome, which treatment may include Korlym. We do not include in revenue amounts attributable to our donations to NORD.

We estimate our net product revenue by deducting from our gross product revenue (a) estimated government rebates and chargebacks and (b) allowances for our patient assistance program.

Government Rebates and Chargebacks:  We are obligated to provide to government programs, including Medicaid rebates and chargebacks on our product sales to eligible patients. We estimate these rebates and chargebacks and deduct the amounts from our gross product revenue at the time we recognize our product revenue. We estimate rebates and chargebacks using (i) specific amounts prescribed by the respective government programs, and (ii) sales that are eligible for such rebates and chargebacks using payer information provided by our specialty pharmacy.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

Allowances for Patient Assistance Program:  We provide financial assistance to eligible patients whose insurance policies require them to pay high deductibles and co-payments. We calculate the cost of assistance by applying our program guidelines to the eligible sales in the period.

Research and Development

Research and development expenses consist of direct expenses, such as the cost of clinical trials, pre-clinical studies, manufacturing development, preparations for submissions to the FDA or other regulatory agencies and efforts to prosecute and defend those submissions and the development of second-generation compounds, as well as research and development-related overhead expenses. We also expense as incurred nonrefundable payments to third parties and our cost of acquiring technologies and materials used in research and development that have no alternative future use.

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

Recently Issued Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard on revenue recognition from contracts with customers. This standard's core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, FASB delayed the effective date of this standard by one year. The standard will be effective for us beginning in the first quarter of 2018. Early application is permitted in 2017.

2. Composition of Certain Balance Sheet Items

Inventory

The composition of inventory was as follows:

	June 30,	December 31,
	2015	2014

	(in thousands)
Raw materials	$2,859	$3,595
Work in progress	865	15
Finished goods	1,147	1,687
Total inventory	4,871	5,297
Less strategic inventory classified as non-current	(3,420)	(4,090)
Total inventory classified as current	$1,451	$1,207

We have one tablet manufacturer for Korlym — AAI Pharma Services Corp. (AAI). In addition, we have one manufacturer for mifepristone, the active pharmaceutical ingredient (API), in Korlym — Produits Chimiques Auxiliaires et de Synthèse SA (PCAS). If either of these companies is unable to manufacture API or Korlym tablets in the quantities and time frame we require, we may not be able to meet our customer demand. In order to mitigate these risks related to the manufacture of our product, we purchase and hold as “strategic inventory” additional quantities of API and Korlym tablets that are not expected to be consumed within 12 months following the relevant balance sheet date.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	June 30,	December 31,
	2015	2014

	(in thousands)
Accrued compensation	$1,008	$564
Government rebates	855	275
Professional fees	341	330
Commercialization costs	96	556
Legal fees	93	120
Other	114	31
	$2,507	$1,876

3. Long-Term Obligation

As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, Long-term Obligation, under the Financing Agreement with Biopharma, we are obligated to make payments calculated as a percentage of our net sales of Korlym, any future mifepristone-based products, our selective GR antagonists (together referred to as Covered Products) and any upfront, milestone or other contingent payments with respect to Covered Products. Biopharma’s right to receive payments will expire once it has received cumulative payments of $45.0 million. Through June 30, 2015, we have paid Biopharma $9.8 million, with an additional payment of $2.5 million made in July 2015.

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

As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, Long-term Obligation, we estimate the timing of payments during the term of this agreement for purposes of calculating the expected rate of return to Biopharma, the accretion of related interest expense and the current portion of our obligation. We recorded interest expense of $737,000 and $1.5 million for the three- and six-month periods ended June 30, 2015, respectively, $935,000 and $2.0 million for the three- and six-month periods ended June 30, 2014, respectively, and total accreted interest of $11.3 million for the period from August 2012 through June 30, 2015, as calculated based on the internal interest rate to Biopharma that would result from these assumed payment streams. The timing of payment amounts will be based on actual Korlym Receipts recorded in the financial statements over the term of this agreement and may differ from these estimates. While changes in the timing of Korlym revenue may affect the timing of recognition of

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

interest expense and the split between the current and long-term portions of the obligation at any balance sheet date, the aggregate amount to be repaid to Biopharma is fixed at $45.0 million.

The following table provides a summary of the payment obligations under the Financing Agreement as of June 30, 2015 and December 31, 2014, utilizing the payment assumptions discussed above.

	June 30,	December 31,
	2015	2014

	(in thousands)
Total repayment obligation	$45,000	$45,000
Less interest to be accreted in future periods	(3,735)	(5,232)
Less payments made	(9,832)	(5,881)
Less current portion	(12,034)	(9,424)
Long-term obligation, net of current portion	$19,399	$24,463

The estimated fair value of the long-term obligation, as measured using Level 3 inputs, approximates the carrying amounts as presented on the balance sheet as of June 30, 2015 and December 31, 2014. The estimated fair value was calculated using the income method of valuation. The key assumptions required for the calculation were an estimate of the amount and timing of our future product revenue and an estimated cost of capital. Management’s estimate of the future product revenue is subject to significant uncertainty due to the fact that Korlym has only been available since 2012 and there is an extended time period associated with the Financing Agreement.

We capitalized $140,000 of issuance costs related to the Financing Agreement, which are being amortized over the estimated term of the obligation, based on the assumptions discussed above. At June 30, 2015 and December 31, 2014, the unamortized issuance costs were approximately $48,000 and $58,000, respectively, and are included in other assets on our balance sheets.

4. Stock Option Plans

We have two stock option plans – the 2004 Equity Incentive Plan (the 2004 Plan) and the 2012 Incentive Award Plan (the 2012 Plan) –  with stock options outstanding as of June 30, 2015.  On February 18, 2015, our Board of Directors authorized an increase of approximately 4.1 million shares in the number of shares available for issuance under the 2012 Plan, which was equivalent to 4% of the shares of our common stock outstanding as of December 31, 2014, pursuant to the terms of the 2012 Plan.

During the six month period ended June 30, 2015, we issued an aggregate of 627,000 shares of our common stock upon the exercise of stock options.

The following table provides a summary of stock-based compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Research and development	$178	$169	$383	$331
Selling, general and administrative	1,390	1,057	2,594	2,272
Total stock-based compensation	$1,568	$1,226	$2,977	$2,603

5. Capital Stock

In March 2015, we issued approximately 6.2 million shares of our common stock upon the exercise of warrants that had been issued in two private placement transactions, one in 2008 and the other in 2012, at an exercise price of $2.77 and $4.05, respectively. The transactions generated aggregate net proceeds of approximately $17.1 million, after the deduction of issuance costs. Approximately 3.1 million shares of the securities, which generated aggregate gross proceeds of $5.9 million, issued in these transactions were to venture capital funds, trusts and other entities affiliated with members of our Board of Directors, whom we consider to be our related parties.

6. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. The computation of net loss per share for each period, including the number of weighted-average shares outstanding, is shown on the condensed statements of comprehensive loss.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

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

	June 30,
	2015	2014
	(in thousands)
Stock options outstanding	17,425	14,618
Warrants outstanding	—	8,044
Total	17,425	22,662

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

Korlym for the treatment of Cushing’s syndrome

In 2012, the FDA approved Korlym (mifepristone) 300 mg Tablets as a once-daily oral medication for the treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery.

Endogenous Cushing's syndrome is caused by a tumor that produces cortisol or a tumor that produces adrenocorticotropic hormone (ACTH), which in turn stimulates the body to produce cortisol.  Cushing’s syndrome most commonly affects adults aged 20-50.  An estimated 10-15 of every one million people are newly diagnosed with Cushing’s syndrome each year, resulting in over 3,000 new patients annually in the United States.  An estimated 20,000 patients in the United States have Cushing’s syndrome, half of whom are cured by surgery.  Cushing’s syndrome can affect every organ system in the body and can be lethal if not treated effectively.  Korlym competitively blocks the glucocorticoid receptor (GR), one of the two receptors to which cortisol normally binds, thereby diminishing the effects of excess cortisol in these patients.

We have Orphan Drug designation for Korlym for the treatment of Cushing’s syndrome.  Orphan Drug designation provides seven years of marketing exclusivity for the approved indication from the date of drug approval, tax credits for clinical trial costs, marketing application filing fee waivers and assistance from the FDA in the drug development process.

We promote Korlym using experienced clinical specialists supported by eight medical science liaisons covering 25 territories.  We continue to develop and refine our commercialization efforts, including identifying and engaging physicians, increasing the effectiveness of our sales organization, and developing programs to educate and support physicians and patients.

Korlym for the treatment of triple-negative breast cancer

In 2014, we began a Phase 1/2 clinical trial of Korlym in combination with eribulin for the treatment of triple-negative breast cancer, a form of the disease in which the three receptors that fuel most breast cancer growth – estrogen, progesterone and HER-2 – are not present. Because the tumor cells lack these receptors, common treatments such as drugs that target estrogen, progesterone, and HER-2, are ineffective.  Approximately 40,000 women in the United States are diagnosed with triple-negative breast cancer each year.  Neither a targeted treatment nor an approved standard chemotherapy regimen for relapsed triple-negative breast cancer patients exists.  We have completed the dose-finding portion of our Phase 1/2 clinical trial and have begun the efficacy phase, which will enroll 20 patients with relapsed, metastatic, GR-positive triple-negative breast cancer. These patients will receive one 300 mg Korlym tablet each day, combined with eribulin administered on days one and eight of a 21-day cycle. We expect to have initial efficacy results by the end of 2015.

Next-generation selective GR antagonists

We have discovered and patented three families of selective GR antagonists, consisting of more than 300 distinct compounds, with the goal of identifying treatments for a broad range of disorders.  All of these new compounds are potent modulators of cortisol but, unlike Korlym, do not interfere with the activity of progesterone and therefore do not terminate pregnancy.  They also do not cause endometrial thickening, a common consequence of progesterone receptor antagonism.  Several of our new compounds have demonstrated positive results in animal or in vitro models of one or more of the following diseases: breast, ovarian and prostate cancer, non-alcoholic fatty liver disease, metabolic syndrome, obesity, antipsychotic-induced weight gain, the prevention and reversal of alcohol dependence, amyotrophic lateral sclerosis (ALS), Alzheimer’s disease, electroconvulsive shock-induced retrograde amnesia, and stress disorders.

We have completed a  Phase 1 clinical trial of one of our next-generation selective GR antagonists  - CORT125134 - which demonstrated that the compound is well-tolerated and functionally active.  We expect to advance this compound to Phase 2 clinical trials for both Cushing’s syndrome and an oncology indication in the first quarter of 2016.

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

As of June 30, 2015, we had an accumulated deficit of $330.8 million.  Our operating losses to date have been the result of our research and development activities, including clinical trial activities for mifepristone and our next generation selective GR antagonists, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing and regulatory activities, as well as selling, general and administrative expenses, including expenses related to the commercialization of Korlym, offset by our net product revenue.  We may incur further losses as we continue our discovery and clinical development programs, apply for regulatory approvals, develop or acquire medications in other therapeutic areas, and expand our sales, marketing and administrative capabilities.

Results of Operations

Net Product Revenue –  Net product revenue is gross product revenue from sales to our customers less deductions including (1) estimated government rebates and chargebacks and (2) estimated allowance for our patient assistance program.

Net product revenue was $12.0 million and $22.1 million for the three- and six-month periods ended June 30, 2015, respectively, as compared to $5.9 million and $10.3 million, respectively, in the corresponding periods in 2014.  The increase in net product revenue for both the three- and six-month periods in 2015 and 2014 was driven by the increase in our sales volume and price increases.

Cost of sales – Cost of sales includes the cost of API,  tableting and packaging, indirect personnel and overhead costs, and the cost of stability testing and distribution.

Cost of sales was $439,000 and $741,000 for the three- and six-month periods ended June 30, 2015, respectively, as compared to $215,000 and $389,000, respectively, in the corresponding periods in 2014.  The increase in cost of sales was driven primarily by the increase in our product sales. For both the three- and six-month periods  in 2015 and 2014, our cost of sales was between three and four percent of our net product revenue.

Research and development expenses – Research and development expenses include the cost of (1) personnel engaged in development activities, including stock-based compensation, (2) discovery research and pre-clinical studies, (3) clinical trials, including trial preparation, enrollment, site monitoring and data management and analysis expenses, (4) regulatory activities, (5) manufacturing development, including the development and activities to qualify a tablet manufacturing site, (6) acquisition of clinical trial materials and material used in registration and validation batches included in regulatory submissions prior to product approval and (7) the preparation and prosecution of the regulatory submissions related to Korlym and our other product candidates.

Research and development expenses decreased approximately 21.4 percent to $3.3 million for the three-month period ended June 30, 2015 from $4.3 million for the comparable period in 2014.  Research and development expenses decreased approximately 33.1 percent to $7.7 million for the six-month period ended June 30, 2015 from $11.5 million for the comparable period in 2014. The decrease in costs was due to the discontinuation of our Phase 3 psychotic depression clinical trial in May 2014 offset by more spending on development of our new compounds.

Below is a summary of our research and development expenses by major project:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Project	2015	2014	2015	2014

	(in thousands)		(in thousands)
Development programs:
Psychotic depression	$61	$1,862	$215	$5,257
Cushing’s syndrome	123	502	316	1,144
Oncology	722	404	1,413	1,171
Selective GR antagonists	1,735	875	4,429	2,732
Unallocated activities, including discovery supportive studies and manufacturing, regulatory and pre-clinical activities	522	440	962	902
Stock-based compensation	178	169	383	331
Total research and development expense	$3,341	$4,252	$7,718	$11,537

We expect our research and development expenditures in the remainder of 2015 and beyond to increase as we advance our clinical trials and discoveries.

Many factors can affect the cost and timing of our clinical programs, including inconclusive results requiring more clinical trials or the extension of existing trials, slow patient enrollment, adverse side effects in study patients, insufficient supplies of medicine and real or perceived lack of effectiveness or safety of the drug in our trials. The cost and timing of development of our selective GR antagonists will depend on the success of our efforts and any difficulties that we may encounter. The development of all of our product candidates is subject to extensive governmental regulation. These factors make it difficult to predict the timing and cost of the further development and approval of our product candidates.

Selling, general and administrative expenses – Selling, general and administrative expenses include (1) the cost of personnel,  consultancy, and contractors  engaged in administrative and commercialization activities, including stock-based compensation, (2) expenses of third-party vendors used in our commercial activities related to Korlym, including sales, marketing and promotion, market research, reimbursement support services, pharmacovigilance, distribution of marketing materials and other logistical needs, (3) medical educational grants and donations and (4) legal, accounting and other professional fees.

Selling, general and administrative expenses for the three-month period ended June 30, 2015 increased 17.3  percent to $9.3 million from $8.0 million for the comparable period in 2014.  Selling, general and administrative expenses for the six-month period ended June 30, 2015 increased 5.8  percent to $18.8 million from $17.8 million for the comparable period in 2014. The increase was driven primarily by increased staffing and consultancy costs.

Selling, general and administrative expenses included stock-based compensation expense of $1.4 million and $2.6 million for the three- and six-month periods ended June 30, 2015, respectively, as compared to $1.1 million and $2.3 million, respectively, in the corresponding periods in 2014.

Our selling, general and administrative expenses may increase in 2016 and beyond as our commercial business grows.

Interest and other expense – Interest and other expense for the three- and six-month periods ended June 30, 2015 was $770,000 and $1.6 million, respectively, as compared to $971,000 and $2.0 million, respectively, for the comparable periods in  2014.  This amount consisted primarily of interest expense related to our Biopharma financing agreement for all periods presented. Interest expense for the remainder of 2015 and future years related to this obligation will decrease from the levels of 2014 as the outstanding balance of the obligation is reduced by the quarterly payments.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

	(in thousands, except for per share data)
GAAP net loss	$(1,936)	$(7,552)	$(6,766)	$(21,481)
Non-cash expenses:
Stock-based compensation	1,568	1,226	2,977	2,603
Accretion of interest expense related to long-term obligation	737	935	1,499	1,979
Non-GAAP net income (loss), as adjusted for non-cash expenses	$369	$(5,391)	$(2,290)	$(16,899)
GAAP basic and diluted net loss per share	$(0.02)	$(0.07)	$(0.06)	$(0.21)
Non-GAAP basic and diluted net income (loss) per share, as adjusted for non-cash expenses	$0.00	$(0.05)	$(0.02)	$(0.17)
Shares used in computing basic and diluted net loss per share	107,874	100,980	104,906	100,751

Liquidity and Capital Resources

We have incurred operating losses since inception, and at June 30, 2015, we had an accumulated deficit of $330.8 million. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities and our Financing Agreement with Biopharma to fund our operations. Since 2012 we have also relied on revenue from the sale of Korlym.

At June 30, 2015, we had cash and cash equivalents of $37.0 million, compared to $24.2 million at December 31, 2014.  We received $17.2 million from warrant exercises by accredited investors, including certain related parties in March 2015. Net cash used in operating activities for the six-month periods ended June 30, 2015 and 2014 was $1.9 million and $20.0 million, respectively. We used cash in each period primarily for the commercialization of Korlym and for research and development activities. In addition, we made payments under the Biopharma Financing Agreement of $4.0 million and $2.0 million during the six-month periods ended June 30, 2015 and 2014, respectively.

We expect net cash used during the remainder of 2015 and future periods will be significantly lower than in the corresponding periods of 2014 as cash generated from the sale of Korlym will increase and offset our expenditures related to the commercialization of Korlym, the continuation of our Phase 1/2 trial of mifepristone for triple-negative breast cancer, development of our selective GR antagonists and payments under our Biopharma Financing Agreement.

We are required to make aggregate payments under the Biopharma Financing Agreement of $45.0 million, with $9.8 million paid through June 30, 2015 and an additional payment of $2.5 million made in July 2015. Future individual payment amounts will be variable.

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

Contractual Obligations and Commercial Commitments

Our contractual payment obligations and purchase commitments as of December 31, 2014 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, and have not changed materially during the six-months ended June 30, 2015.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. During the six months ended June 30, 2015, we did not make any significant changes to our critical accounting policies and estimates.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks as of December 31, 2014 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, and have not changed materially during the six-months ended June 30, 2015.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2015.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Commercialization of Korlym

and the Development of Mifepristone and Our Proprietary GR Antagonists

We depend heavily on the success of Korlym.  If we are unable to increase revenue of Korlym to the levels that investors expect, or experience significant delays in doing so, our stock price will likely decline.

We anticipate that for the foreseeable future our ability to generate meaningful revenue and achieve profitability will be solely dependent on the successful commercialization of Korlym. Many factors could hamper our efforts to commercialize Korlym, including:

•	an inability to generate sufficient revenue due to low product usage or inadequate insurance coverage and reimbursement;
•	competition from Novartis’s Signifor and from other companies with greater financial and marketing resources than ours;
•	an inability to manufacture Korlym or the active ingredient in Korlym in commercial quantities and at an acceptable cost;
•	political concerns relating to other uses of mifepristone, that could limit the market acceptance of Korlym;
•	negative, inconclusive or otherwise unfavorable results from any post-approval studies we conduct;
•	previously unknown, serious side effects that may be identified; and
•	rapid technological change making Korlym obsolete.

There are inherent difficulties in predicting the sales volumes of Korlym.  Failure to meet revenue expectations of investors could cause our stock price to decline.

Physicians may accept Korlym slowly or may never accept it, which would adversely affect our financial results.

Physicians will prescribe Korlym only if they determine, based on experience, clinical data, side effect profiles and other factors, that it is preferable to other treatments, even if those products are not approved for Cushing’s syndrome.  Because Cushing’s syndrome is rare, most physicians are inexperienced in the care of patients with the illness and it may be difficult to persuade them to prescribe a newer treatment, such as Korlym, even with clinical trial results that suggest it may be a compelling treatment.

Other factors that may affect the commercial success of Korlym include:

•	the rate of adoption of Korlym by physicians and patients;
•	the possible preference of some physicians for more familiar, long-standing off-label treatments for Cushing’s syndrome or for Novartis’ drug, Signifor, for the treatment of Cushing’s disease;
•	the cost-effectiveness of Korlym and the availability of third-party insurance coverage and reimbursement;
•	the competition from alternative treatment methods;
•	the product labeling required by the FDA for Korlym;
•	the extent and success of our efforts to manufacture, commercialize, market, distribute and sell Korlym; and
•	negative publicity concerning Korlym, RU-486, Mifeprex® or mifepristone.

The failure of Korlym to achieve commercial success would prevent us from generating sufficient revenue.

The Orphan Drug designation for Korlym may not prevent competition from companies that develop mifepristone or other compounds for the treatment of Cushing’s syndrome.  These companies may have significantly more resources than we do. Competition from them could limit our revenue from the commercialization of Korlym for the treatment of Cushing’s syndrome or other indications.

Although we have received Orphan Drug designation in the United States and the European Union (EU), we cannot be assured that we will recognize the potential benefits of these designations.  Even after an orphan drug is approved for its orphan indication, the FDA or European Medicines Agency (EMA) can subsequently approve a different drug for the same condition if it concludes that the later drug is safer, more effective or makes a major contribution to patient care.  In addition, the FDA or EMA may, during the orphan drug exclusivity period, approve the same drug for a different indication or different drug for the same indication.  Upon expiration of the orphan drug exclusivity period, we may be subject to competition from manufacturers offering a generic form of mifepristone at a lower price, in which case our business could be harmed.

Notwithstanding Korlym’s Orphan Drug designation in the United States and the EU, Novartis received approval in both jurisdictions in 2012 to market its somatostatin analogue Signifor for adult patients with Cushing’s disease (a subset of Cushing’s syndrome that afflicts approximately 70 percent of all Cushing’s syndrome patients) for whom pituitary surgery is not an option or has not been curative.  Novartis also announced that is undertaking an investigational study of an experimental compound to determine whether it can safely reduce the level of urinary free cortisol in patients with Cushing’s disease and to examine the compound’s safety and efficacy.  Novartis has substantially more resources and experience than we do and may provide significant competition.

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

The commercial success of our product depends on whether third-party coverage and reimbursement is available.  Government payors, including Medicare and Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medicines, and, as a result, they may not cover or provide adequate payment for Korlym.  Our near-term dependence on the commercial success of Korlym makes us particularly susceptible to cost containment efforts.  Accordingly, even though Korlym has been approved for commercial sale, unless government and other third-party payors continue to provide adequate and timely coverage and reimbursement, physicians may not prescribe it and patients may not purchase it.  In addition, meaningful delays in insurance coverage for individual patients may increase our costs and reduce our revenues.

In some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be federal and state proposals for similar controls.  Also, the trends toward managed health care in the United States and recent laws and legislation intended to reduce the cost of government insurance programs could significantly influence the purchase of health care services and products and may result in lower prices for Korlym or the exclusion from reimbursement programs.

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
•

new requirements for manufacturers to discount drug prices to eligible patients by 50 percent at the pharmacy level and for mail order services in order for their outpatient drugs to be covered under Medicare Part D; and

•	an increase in the number of entities eligible for discounts under the Public Health Service pharmaceutical pricing program.

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

To achieve commercial success for any approved product, we must either develop internal sales and marketing capabilities or enter into arrangements with third parties to market and sell our current and future products, and we may not be successful in doing so.   Any delay or failure to develop or maintain the ability to market and sell Korlym would adversely affect the commercialization of the product and we may not achieve profitability.

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

To that end, we must be able to:

p
•	hire additional management, clinical development, administrative and sales and marketing personnel;
•	expand the size and composition of our management team;
•	develop our administrative, accounting and management information systems and controls;
•	hire and train additional qualified personnel;
•	manage our sales and marketing efforts effectively;
•	manage our supply chain effectively;
•	manage our clinical trials effectively; and
•	manage our research and development efforts effectively.

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

We currently have no experience in, and we do not own facilities for the manufacturing of Korlym.  We depend on PCAS, a third-party manufacturer,  to supply all of the API in Korlym.  We also depend on AAI, a third-party contract manufacturer, to produce all of our Korlym tablets.  We  have entered into long-term agreements with these manufacturers.  However, if either of them is unable or unwilling to meet our future requirements, we may not be able to manufacture our product in a timely manner.  Our current arrangements with these manufacturers are terminable by such manufacturers, subject to certain notice provisions.  If we are unable to obtain API or Korlym tablets in a timely manner or on reasonable terms, if at all, this would harm our business.  We expect to use third-party manufacturers and suppliers if and when our other product candidates are approved.

The facilities used by our contract manufacturers to manufacture our product must be approved by the FDA pursuant to inspections.  We do not control the manufacturing processes of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as current good manufacturing practices (cGMPs).  If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict requirements of the FDA or others, they will not be able to maintain regulatory approval for their manufacturing facilities.  In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel.  If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our products or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our products.  In addition, sanctions could be imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business.  If our suppliers fail to manufacture tablets on a timely basis in the quantities that we require, or fail to maintain manufacturing capabilities that meet FDA standards, we would likely experience a lengthy delay in acquiring additional supplies of Korlym.

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

We may be subject to product liability or other claims based on allegations that the use of our product has resulted in adverse effects or that our product candidates are not effective, whether by participants in our clinical trials for Korlym or other product candidates, or by patients using Korlym.  A product liability claim may damage our reputation by raising questions about Korlym or any of our product candidates’ safety or efficacy and could limit our ability to sell a product by preventing or interfering with product commercialization.  In some cases, less common adverse effects of a pharmaceutical product are not known until long after the FDA approves the product for marketing.  The active ingredient in Korlym is used to terminate pregnancy.  Therefore, clinicians using the medicine in our clinical trials and physicians prescribing the medicine to women with childbearing potential must take strict precautions to ensure that the medicine is not administered to pregnant women.  The failure to observe these precautions could result in significant product liability claims.

We have only limited product liability insurance coverage, with limits that we believe to be customary for a company commercializing a single pharmaceutical product.  We intend to expand our product liability insurance coverage to any product candidates for which we obtain marketing approval.  However, this insurance may be prohibitively expensive or may not fully cover our potential liabilities.  Our inability to obtain adequate insurance coverage at an acceptable cost could prevent or inhibit the commercialization of Korlym or our product candidates, or result in meaningful underinsured or uninsured liability.  Defending a lawsuit could be costly and significantly divert management’s attention from conducting our business.  If we were successfully sued for injury caused by our product candidates, our liability could exceed our total assets.

Even if we receive regulatory approval for our product candidates, we will be subject to ongoing and continued regulatory review, and if we are unable to maintain regulatory approval of Korlym, or if we fail to comply with regulatory requirements, we will be unable to generate revenue or may be subject to penalties and our business will be harmed.

Even after we obtain U.S. regulatory approval for a product, the FDA may still impose significant restrictions on the approved indicated uses for which the product may be marketed or on the conditions of approval.  For example, a product’s approval may contain requirements for potentially costly post-approval studies and surveillance, including Phase 4 clinical trials, to monitor the safety and efficacy of the product.  The FDA’s approval of Korlym was subject to limitations on the indicated uses for which the product may be marketed and requirements for post-marketing follow-up studies and information reporting.  In addition, the FDA’s approval of Korlym requires that we conduct a study and report on the interactions between Korlym and ketoconazole, a medication which is approved as an anti-fungal agent which is sometimes used “off-label” to treat patients with Cushing’s syndrome.  It also requires us to conduct a drug utilization study to better characterize the reporting rates of adverse events associated with the long-term use of Korlym.

We are subject to ongoing obligations and continued regulatory review by the FDA and other regulatory authorities in the United States and other countries with respect to the research, testing, manufacturing, labeling, distribution, adverse event reporting, storage, selling, advertising, promotion, recordkeeping and marketing of products.  These requirements include submissions of safety and other post-marketing information and reports, annual updates on manufacturing activities and continued compliance with cGMPs, and current good clinical practices (cGCPs), for any clinical trials that we conduct post-approval.  cGMPs and cGCPs are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities through periodic inspections of manufacturing sites, trial sponsors, clinical investigators and clinical sites.  Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with FDA regulations and other applicable foreign and U.S. regulatory requirements may result in, among other things, untitled letters, warning letters, civil and criminal penalties, injunctions, holds on clinical trials, product seizure or detention, refusal to permit the import or export of products, restrictions on product marketing, withdrawal of the product from the market, voluntary or mandatory product recalls, total or partial suspension of production, refusal to approve pending New Drug Applications (NDAs) or supplements to approved NDAs, and suspension or revocation of product approvals.

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

We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities and, while we have received FDA marketing approval for Korlym, we may be unable to maintain such approval and we may never receive such regulatory approval for any of our product candidates.  Obtaining regulatory approval of a new drug is an uncertain, lengthy and expensive process, and success is never guaranteed.  Despite the time, resources and effort expended, failure can occur at any stage.  In order to receive approval from the FDA for each product candidate, we must demonstrate that the new drug product is safe and effective for its intended use and that our manufacturing processes for the product candidate comply with the FDA’s cGMPs.  These cGMPs include requirements related to production processes, quality control and assurance, and recordkeeping.  The FDA has substantial discretion in the approval process for human medicines.  The FDA may require substantial additional clinical testing or find our drug products do not satisfy the standards for approval.  Our inability or the inability of our suppliers to comply with applicable FDA and other regulatory requirements can result in, among other things, delays in or denials of new product approvals, warning letters, fines, consent decrees restricting or suspending manufacturing operations, injunctions, civil penalties, recall or seizure of products, total or partial suspension of sales, and/or criminal prosecution.  Any of these or other regulatory actions could materially adversely affect our business and our financial condition.

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

Any regulatory approvals that we receive for our future product candidates may also be subject to limitations on the indicated uses for which the medicine may be marketed or contain requirements for potentially costly post-marketing follow-up studies.  In addition, if the FDA approves any of our product candidates, we will be subject to ongoing and continuing regulatory requirements.  See also the discussion under “Even if we receive regulatory approval for our product candidates, we will be subject to ongoing and continued regulatory review, and if we are unable to maintain regulatory approval of Korlym, or if we fail to comply with regulatory requirements, we will be unable to generate revenue or may be subject to penalties and our business will be harmed.”

If we market products in a manner that violates FDA regulations or health care fraud and abuse laws, we may be subject to civil or criminal penalties.

In the United States, we are subject to FDA regulations governing the promotion of health care products.  Although physicians are permitted, based on their medical judgment, to prescribe drugs for indications other than those approved by the FDA, manufacturers are prohibited from promoting their products for such “off-label” uses.  In the United States, we market Korlym for treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery and provide promotional materials and training programs to physicians regarding the use of Korlym for this indication.  Although we believe our marketing materials and training programs for physicians do not constitute “off-label” promotion of Korlym, the FDA may disagree.  If the FDA determines that our promotional materials, training or other activities by our employees or agents constitute “off-label” promotion of Korlym, it could request that we modify our training or promotional materials or other activities or subject us to regulatory enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties.  It is also possible that other federal or state enforcement authorities might take action if they believe that the alleged improper promotion led to the submission and payment of claims for an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.  Even if it is later determined that we are not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our position and have to divert significant management resources from other matters.

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

•

federal “sunshine” laws that require transparency regarding financial arrangements with health care providers, such as the reporting and disclosure requirements imposed by the PPACA on drug manufacturers regarding any “transfer of value” made or distributed to prescribers and other health care providers, and ownership or investment interests held by physicians and their immediate family members.  The period between August 1, 2013 and December 31, 2013 was the first reporting period, with, manufacturers required to submit reports detailing these financial arrangements by the 90th day of each calendar year;

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

Clinical development is a long, expensive and uncertain process, and data obtained from clinical trials and supportive studies are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The results from early clinical trials may not be predictive of results eventually obtained in later clinical trials.  Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials.  A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profile of their medication candidate, despite promising results in earlier trials.  Clinical trials may not demonstrate sufficient safety and efficacy to obtain regulatory approval.  For example, in May 2014, despite having generated positive Phase 2 clinical trial results, we discontinued our Phase 3 clinical trial of mifepristone for the treatment of psychotic depression after receiving the report of a data monitoring committee that the trial was unlikely to reach its primary endpoints based on an analysis of interim data.

Our ongoing Phase 1/2 clinical trial of mifepristone in combination with chemotherapy to treat triple-negative breast cancer is too small to demonstrate definitively the safety or efficacy of mifepristone for that indication.  Even if the trial generates positive results, those results would have to be confirmed in at least one substantially larger, more expensive, and lengthier trial if we are to have sufficient basis for seeking regulatory approval.

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

We could encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the clinical trial sites where such trials are being conducted, the Data Safety Monitoring Board for such trial, or the FDA or other regulatory authorities.  Such authorities may impose a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Over the course of clinical development of any product candidate, we may decide, or the FDA or other regulatory authorities may require us, to pursue clinical or preclinical studies in addition to those we had initially anticipated.  Additional trials or studies may require additional funding, the availability of which is not assured.  Also, it is possible that additional trials or studies that we decide are necessary or desirable will delay or prevent the completion of our development programs.  Even if we are able to conduct all of the clinical trials and supportive studies that we consider appropriate, we may never receive regulatory approval to market any other product candidates, including mifepristone for the treatment of triple-negative breast cancer or any other indication.

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

We have agreements with the CRO and consultants conducting and managing our Phase 1/2 trial of mifepristone for the treatment of triple-negative breast cancer and Phase 1 trial of our selective GR antagonist, CORT125134, to supervise and monitor clinical site performance and to perform investigator supervision, data collection and analysis for these trials.  The conduct of future clinical trials may also be conducted through the use of CROs and third party clinical sites.  We may not be able to maintain relationships with these or other CROs or with the clinical investigators and the clinical sites through the completion of all trial activities without delays in anticipated timing of trial activities or excessive expenditures.  If any of our relationships with CROs or other third parties terminates, we may not be able to enter into arrangements with alternative CROs or third parties on commercially reasonable terms, or at all.  If these CROs, clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may be unable to obtain regulatory approval for, or successfully commercialize, mifepristone for the treatment of triple-negative breast cancer, or CORT125134 or any of our other next-generation selective GR antagonists.

Failure to obtain regulatory approval in foreign jurisdictions will prevent us from commercializing Korlym and our other product candidates abroad.

We may seek to commercialize our products and product candidates in international markets with the help of one or more partners or on our own.   Outside the United States, we may commercialize a product only if we receive a marketing authorization and, in many cases, pricing approval, from the appropriate regulatory authorities, whose approval processes include all of the risks associated with the FDA approval process, and, in some cases, additional risks.  The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval.   Other than receiving Orphan Drug designation in the EU, we are not seeking to obtain foreign approvals.

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

To develop additional sources of revenue, we believe that we must identify and develop product candidates or new therapeutic uses for mifepristone.  We own or have exclusively licensed issued U.S. patents covering the use of GR antagonists to treat triple-negative breast cancer, mild cognitive impairment, weight gain due to treatment with antipsychotic medication, stress disorders, early dementia, delirium, gastroesophageal reflux disease, Down’s Syndrome, catatonia, psychosis associated with cocaine addiction, psychosis associated with Interferon-alpha therapy, migraine headaches, neurological damage in premature infants, psychotic depression, as well as to increase the therapeutic response to electroconvulsive therapy, and optimize mifepristone levels in plasma serum of patients suffering from mental disorders.  We own or have exclusively licensed six pending U.S. method of use patent applications covering among other things GR antagonists for the treatment of castration-resistant prostate cancer,  muscular dystrophy, ALS, and for optimizing mifepristone absorption for the treatment of patients suffering from mental disorders.  We own eight U.S. composition of matter patents covering specific GR antagonists, with one additional application pending.  We have also filed patent applications in the major international markets.

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

We only have significant clinical experience with mifepristone and we may determine that mifepristone is not desirable for uses other than for the treatment of Cushing’s syndrome and, potentially, triple-negative breast cancer.  For example, we do not intend to develop mifepristone for mitigation of the weight gain associated with the use of Zyprexa, Risperdal or other atypical antipsychotics, even though we have reported positive results in the proof of concept studies.  We may pursue other GR antagonists for this use.  The compounds developed pursuant to our early clinical, preclinical and discovery research programs may fail to become viable product candidates regardless of the resources we may dedicate to their development.  Even if product candidates are identified, we may abandon further development efforts before we reach clinical trials or after expending significant expense and time conducting clinical trials due to financial constraints, concerns over the safety or efficacy of the product candidates, marketing considerations, manufacturing difficulties or other reasons.  Moreover, governmental authorities may enact new legislation or regulations that could limit or restrict our development efforts.  If we are unable to successfully discover and commercialize new uses for GR antagonists, we may be unable to generate sufficient revenue to support our operations.

If we lose our key personnel or are unable to attract and retain additional skilled personnel, we may be unable to pursue our product development and commercialization efforts.

Our ability to operate successfully and manage our potential future growth depends significantly upon retaining key research, technical, sales, marketing, managerial and financial personnel, and attracting and retaining additional highly qualified personnel in these areas.  For example, we do not currently employ a Chief Medical Officer to manage our clinical development efforts.  We depend substantially on the principal members of our management and scientific staff.  We do not have agreements with any of our executive officers that provide for their continued employment with us or employment insurance covering any of our key personnel.  Any officer or employee can terminate his or her relationship with us at any time and work for one of our competitors.  The loss of these key individuals could result in competitive harm because we could experience delays in our product research, development and commercialization efforts without their expertise.

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

Factors impacting our liquidity include the following:

•	the pace at which physicians adopt Korlym as a treatment;
•	the willingness of insurance companies and the government payors to provide coverage for Korlym;
•	the costs and timing of site selection and enrollment of our clinical trials;
•	the results of our research efforts and clinical trials;
•	the timing and outcome of our Phase 1/2 clinical trial of mifepristone for the treatment of triple-negative breast cancer and further clinical development related to this indication;
•	the outcome of our planned Phase 2 clinical trials of CORT125134 and further clinical development of that compound;
•	changes in our research and development plans for our other proprietary, selective GR antagonists;
•	the need to perform additional clinical trials and other supportive studies;
•	actual or anticipated fluctuations in our operating results and changes in our growth rates, and
•	developments or disputes concerning patents or proprietary rights, including announcements of claims of infringement, interference or litigation against us or our licensors.

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

We have financed our operations and internal growth primarily through private placements of preferred and common stock, the public sale of common stock, our financing agreement with Biopharma and revenue from the sale of Korlym.  We have incurred losses in each year since our inception in 1998.   As of June 30, 2015, we had an accumulated deficit of $330.8  million.  Our historical operating losses have resulted principally from our research and development activities, including clinical trial activities for mifepristone and our next generation GR antagonists, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing and regulatory activities, as well as selling, general and administrative expenses, including expenses related to the commercialization of Korlym, offset by our net product revenue.  We may continue to incur net losses as we continue our mifepristone and new compounds discovery and clinical development programs, apply for regulatory approvals, acquire and/or develop treatments in other therapeutic areas, expand sales and marketing capabilities and our operations.

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

We own 19 issued U.S. method of use patents and have exclusively licensed four issued U.S. method of use patents.  We have six U.S. method of use patent applications pending for our next generation selective GR antagonists.  We also own eight composition of matter patents.  We have applied, and will continue to apply, for patents covering our product candidates as we deem appropriate. We have filed, where we deemed appropriate, foreign patent applications corresponding to our U.S. patents and applications.

We have exclusively licensed three issued U.S. patents from Stanford University for the use of GR antagonists, including mifepristone, in the treatment of psychotic depression, cocaine-induced psychosis and early dementia, including early Alzheimer’s disease.  We have also exclusively licensed from the University of Chicago one issued U.S. patent for the use of GR antagonists in the treatment of triple-negative breast cancer, along with a continuation application, and a second patent family with applications in the US and Europe having claims directed to the use of GR antagonists to treat castration-resistant prostate cancer.

We bear the costs of prosecuting, protecting and defending the rights to these patents.  In order to maintain the exclusive license to these patents until their expiration, we are obligated to make milestone and royalty payments to both universities.  If we become noncompliant with our obligations under our agreements, we may lose the right to commercialize mifepristone for the treatment of psychotic depression, cocaine-induced psychosis, early dementia, triple-negative breast cancer and castration-resistant prostate cancer and our business would be materially harmed.  In addition, if Stanford University were to terminate our mifepristone license due to breach of the license on our part, we would not be able to commercialize mifepristone for the treatment of psychotic depression, cocaine-

induced psychosis or early dementia.  If the University of Chicago were to terminate our licenses, we may not be able to commercialize GR antagonists for the treatment of triple-negative breast cancer or castration-resistant prostate cancer.

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

If a third party successfully asserted an infringement claim against us, we could be forced to pay damages and be prevented from developing, manufacturing or marketing our potential products.  We do not have liability insurance for patent infringements.  A third party could require us to obtain a license to continue to use their intellectual property, and we may not be able to do so on commercially acceptable terms, or at all.  We believe that significant litigation will continue in our industry regarding patent and other intellectual property rights.  If we become involved in litigation, it could consume a substantial portion of our resources.  Regardless of the merit of any particular claim, defending a lawsuit takes significant time, is expensive and diverts management’s attention from other business.

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

We own or have exclusively licensed issued U.S. patents covering the methods of using GR antagonists to treat a variety of disorders, including triple-negative breast cancer.  A method of use patent covers only a specified use of a particular compound, not a compound’s composition.  Because our patents do not cover the composition of mifepristone, we cannot prevent others from commercializing mifepristone in indications such as triple-negative breast cancer or those set forth in our other method of use patents.  Although any such “off-label” use would violate our patents, effectively monitoring compliance with our patents may be difficult and costly.  In addition, we cannot be assured that patients will not obtain mifepristone from other sources.  As with other pharmaceutical products, patients may be able to purchase mifepristone through the internet or underground market.  Mifepristone is also sold in the United States by Danco Laboratories for the termination of early pregnancy.  While distribution is limited to a single dose provided in the physician’s office and covered by other restrictions, we cannot be certain that Cushing’s syndrome patients will not be able to obtain mifepristone from this source or others, should another company receive approval to market mifepristone for another indication.

Risks Related to Our Stock

The market price of our common stock has been and is likely to continue to be highly volatile due to the limited number of shares of our common stock held by non-affiliates or factors influencing the stock market and opportunities for sale at any given time may be limited.

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active.  During the 52-week period ended July 30, 2015, our average daily trading volume was approximately 266,650 shares and the intra-day sales prices per share of our common stock on The NASDAQ Stock Market ranged from $2.32 to $7.67.  As of July 30, 2015, our officers, directors and principal stockholders controlled 35 percent of our common stock.  The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	the pace of market acceptance of Korlym or the timing and level of insurance coverage and reimbursement;
•	actual or anticipated timing and results of our clinical trials;
•	changes in financial estimates or recommendations by securities analysts or failure of our financial performance to meet the guidance we have provided to the public;
•	purchases or sales of our common stock by us, our officers, directors or our stockholders;
•	our cash and short-term investment position;
•	new products or services introduced or announced by us or our competitors;
•	actual or anticipated regulatory approvals of our product candidates or of competing products;
•	changes in laws or regulations applicable to our product candidates or our competitors’ products;
•	changes in the expected or actual timing of our development programs or our competitors’ potential development programs;
•	actual or anticipated variations in quarterly operating results, including potential product returns and timing of revenue recognition;
•	announcements of technological innovations by us, our collaborators or our competitors;
•	general market and economic conditions;
•	conditions or trends in the biotechnology and pharmaceutical industries;
•	changes in the market valuations of similar companies;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	additions or departures of key personnel;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	developments concerning collaborations;
•	trading volume of our common stock;
•	limited number of shares of our common stock held by our non-affiliates;
•	maintaining compliance with the listing requirements of the stock exchange on which we are listed; and
•	success of additional financing efforts.

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

Sales of a substantial number of shares of our common stock in the public market could harm the market price of our common stock.  As additional shares of our common stock become available for resale in the public market, whether as a result of equity financings by us, distributions in-kind of our common stock by our venture capital or private equity stockholders, or due to the release of trading restrictions, the supply of our common stock will increase, which could decrease the price.  Substantially all of the shares of our common stock are eligible for sale, subject to applicable volume and other resale restrictions.

Our officers, directors and principal stockholders, acting as a group, will be able to significantly influence corporate actions.

As of July 30, 2015, our officers, directors and principal stockholders control 35 percent of our common stock.  As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.  The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control.  This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

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
101

The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) unaudited Condensed Balance Sheets at June 30, 2015 and December 31, 2014, (ii) unaudited Condensed Statements of Comprehensive Loss for the three- and six-month periods ended June 30, 2015 and 2014, (iii) unaudited Condensed Statements of Cash Flows for the three-and six-month periods ended June 30, 2015 and 2014, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date: August 7, 2015	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D. Chief Executive Officer

Date: August 7, 2015	/s/ G. Charles Robb
G. Charles Robb
Chief Financial Officer

Exhibit Index

Exhibit	Description of Document
Number
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2012).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2007).
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a)/15d-14(a) Certifications of G. Charles Robb, Chief Financial Officer of the registrant.
32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.
32.2	18 U.S.C. Section 1350 Certifications of G. Charles Robb, Chief Financial Officer of the registrant.
101

The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) unaudited Condensed Balance Sheets at June 30, 2015 and December 31, 2014, (ii) unaudited Condensed Statements of Comprehensive Loss for the three- and six-month periods ended June 30, 2015 and 2014, (iii) unaudited Condensed Statements of Cash Flows for the three- and six-month periods ended June 30, 2015 and 2014, and (iv) Notes to Condensed Financial Statements.