Form 10-Q
period 2016-03-31
CORCEPT THERAPEUTICS INC
filed 2016-05-04
CIK 1088856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,  2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On April 29,  2016 there were 109,796,626 shares of common stock outstanding at a par value of $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2016	2015

	(Unaudited)	(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$40,744	$40,435
Trade receivables	6,752	6,221
Inventory	1,912	1,682
Prepaid expenses and other current assets	1,106	642
Total current assets	50,514	48,980
Strategic inventory	2,280	2,800
Property and equipment, net of accumulated depreciation	93	98
Other assets	25	24
Total assets	$52,912	$51,902
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,082	$1,325
Accrued clinical expenses	1,094	1,171
Other accrued liabilities	4,527	3,257
Long-term obligation - current portion	16,322	14,965
Deferred revenue	—	158
Total current liabilities	24,025	20,876
Long-term obligation, net of current portion	8,719	12,528
Commitments
Stockholders’ equity:
Common stock, par value $0.001 per share, 280,000 shares authorized and 109,671 and 109,642 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	110	110
Additional paid-in capital	350,485	348,796
Accumulated deficit	(330,427)	(330,408)
Total stockholders’ equity (deficit)	20,168	18,498
Total liabilities and stockholders’ equity	$52,912	$51,902

The accompanying notes are an integral part of these condensed financial statements.

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015

Product revenue, net	$16,061	$10,102
Operating expenses:
Cost of sales	403	302
Research and development	4,634	4,377
Selling, general and administrative	10,432	9,453
Total operating expenses	15,469	14,132
Income (Loss) from operations	592	(4,030)
Interest and other expense	(611)	(800)
Net loss and comprehensive loss	$(19)	$(4,830)
Basic and diluted net loss per share	$(0.00)	$(0.05)
Weighted average shares outstanding used in computing basic and diluted net loss per share	109,661	101,905

The accompanying notes are an integral part of these condensed financial statements.

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March, 31,

	2016	2015

Operating activities
Net loss	$(19)	$(4,830)
Adjustments to reconcile net loss to net cash generated from (used in) operations:
Stock-based compensation	1,613	1,409
Accretion of interest expense	584	762
Amortization of debt financing costs	5	6
Depreciation and amortization of property and equipment	27	40
Changes in operating assets and liabilities:
Trade receivables	(531)	(967)
Inventory	290	257
Prepaid expenses and other current assets	(464)	819
Other assets	—	(10)
Accounts payable	757	(850)
Accrued clinical expenses	(77)	1,022
Other accrued liabilities	1,270	543
Deferred revenue	(158)	22
Net cash provided by (used in) operating activities	3,297	(1,777)
Investing activities
Purchases of property and equipment	(22)	(34)
Cash used in investing activities	(22)	(34)
Financing activities
Proceeds from issuance of common stock upon exercise of options and warrants, net of issuance costs	75	17,381
Payments related to long-term obligation	(3,041)	(1,865)
Net cash provided by (used in) financing activities	(2,966)	15,516
Net increase in cash and cash equivalents	309	13,705
Cash and cash equivalents, at beginning of period	40,435	24,248
Cash and cash equivalents, at end of period	$40,744	$37,953

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

Basis of Presentation

The accompanying unaudited condensed balance sheet as of March 31,  2016 and the condensed statements of comprehensive loss for the three-month periods ended March 31,  2016 and 2015 and the condensed statements of cash flows for the three-month periods ended March 31,  2016 and 2015 have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31,  2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2015 has been derived from audited financial statements at that date.

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at fair value as measured using Level 1 inputs, which approximates cost. As of March 31,  2016 and December 31, 2015, all of our funds were held in checking and money market fund accounts maintained at major U.S. financial institutions.

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

We recognize a portion of each quarterly payment under the Financing Agreement as interest expense, which we determine by calculating the interest rate to Biopharma implied by the stream of quarterly payments we expect to make. The amount shown on our balance sheet as the current portion is an estimate of the amount we expect to repay Biopharma in the 12 months following March 31,  2016.  We record the balance of the outstanding portion of the obligation as a long-term liability.

Our estimate of the amount and timing of our quarterly payments to Biopharma is subject to uncertainty and may change.  Any changes in our assumed payment stream will change the accretion of interest expense and our split between the current and long-term portions of the obligation, although the total we will pay Biopharma is fixed at $45.0 million.

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

 We recognize revenue from sales of Korlym upon delivery to patients as long as (i) there is persuasive evidence that an arrangement exists between ourselves and the customer, (ii) collectability is reasonably assured and (iii) the price is fixed or determinable.  Prior authorization or confirmation of coverage level by the patient’s private insurance plan or government payor is a prerequisite to the shipment of product to a patient.  In order to conclude that the price is fixed or determinable, we must be able to (i) calculate gross product revenues from the sales to our customers and (ii) reasonably estimate net product revenues.

Effective January 1, 2016, we recognize sales to our specialty distributor (SD) at the time of sale to the SD.  Before, we did not recognize these sales until the SD had in turn sold to its customers.  Sales to the SD were less than two percent of our revenue in the first quarter.

We donate cash to NORD, an independent non-profit organization that helps patients with financial need pay for the treatment of Cushing’s syndrome. We do not include in revenue payments we receive from NORD.

We calculate gross product revenues based on the price we charge our customers.  We estimate our net product revenues by deducting from our gross product revenues (a) trade allowances, such as discounts for prompt payment, (b) estimated government rebates and chargebacks, (c) reserves for expected product returns and (d) estimated costs of our patient co-pay assistance program.  We initially record estimates for these deductions at the time we recognize the gross revenue.  We update our estimates on a recurring basis as new information becomes available.

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

Research and Development

Research and development expenses consist of direct expenses, such as the cost of clinical trials, pre-clinical studies, discovery research relating to our portfolio of proprietary, selective cortisol modulators,  manufacturing development, preparations for submissions to the FDA or other regulatory agencies, and related overhead expenses. We expense nonrefundable payments to third parties as well as the cost of technologies and materials used in research and development as they are incurred.

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

Stock-Based Compensation

We account for stock-based compensation related to option grants under the fair value method, based on the value of the award at the grant date using the Black-Scholes option valuation model. For service-based awards, we recognize expense over the requisite service period.

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

In April 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, with early adoption permitted. The new guidance will be applied retrospectively to each prior period presented. The Company retrospectively adopted ASU 2015-03 in the first quarter of 2016.  As a result, the Company reclassified the financing costs from long term assets to long term debt by $30,000 and $35,000 as of March 31, 2016 and December 31, 2015, respectively, on its consolidated balance sheets.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), which simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 and for interim periods therein, with early adoption permitted.  We are evaluating the impact of the adoption of this standard on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), requiring all deferred tax assets and liabilities, along with any related valuation allowance, to be classified as noncurrent on the balance sheet.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 and for interim periods therein.  We are evaluating the impact of the adoption of this standard on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02), which increases transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. We are evaluating the impact of the adoption of this standard on our consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (ASU 2016-09), which is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. We are evaluating the impact of the adoption of this standard on our consolidated financial statements.

2. Composition of Certain Balance Sheet Items

Inventory

The composition of inventory was as follows:

	March 31,	December 31,
	2016	2015

	(in thousands)
Raw materials	$2,162	$2,141
Work in progress	6	3
Finished goods	2,024	2,338
Total inventory	4,192	4,482
Less strategic inventory classified as non-current	(2,280)	(2,800)
Total inventory classified as current	$1,912	$1,682

We have one tablet manufacturer for Korlym — AAI Pharma Services Corp. (AAI). In addition, we have one manufacturer for mifepristone, the active pharmaceutical ingredient (API), in Korlym — Produits Chimiques Auxiliaires et de Synthèse SA (PCAS). If either of these companies is unable to manufacture API or Korlym tablets in the quantities and time frames we require, we may not be able to meet customer demand. In order to mitigate these risks, we purchase and hold as “strategic inventory” additional quantities of API and Korlym tablets that we do not expect to consume within 12 months following the relevant balance sheet date.

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	March 31,	December 31,
	2016	2015

	(in thousands)
Government rebates	$2,186	$1,663
Accrued compensation	1,550	1,103
Commercialization costs	240	111
Legal fees	218	69
Professional fees	207	220
Other	126	91
	$4,527	$3,257

3. Long-Term Obligation

As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, Long-term Obligation, under the Financing Agreement with Biopharma we make payments to Biopharma calculated as a percentage of our Korlym Receipts. Biopharma’s right to receive payments will expire once it has received $45.0 million. Through March 31,  2016, we have paid Biopharma $18.1 million, with an additional payment of $3.3 million made in April 2016.

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

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

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

We recorded interest expense of $584,000 for the three-month period ended March 31, 2016, and $762,000 for the three-month period ended March 31, 2015, and total accreted interest of $13.2 million for the period from August 2012 through March 31, 2016.  The actual amount of each quarterly payment will be based on Korlym Receipts in that quarter and may differ from our estimate. While changes in the timing of Korlym Receipts may affect the recognition of interest expense and the split between the current and long-term portions of the obligation at any balance sheet date, the total we will pay Biopharma is fixed at $45.0 million.

 The following table provides a summary of the payment obligations under the Financing Agreement as of March 31, 2016 and December 31, 2015, utilizing the payment assumptions discussed above.

	March 31,	December 31,
	2016	2015

	(in thousands)
Total repayment obligation	$45,000	$45,000
Less interest to be accreted in future periods	(1,801)	(2,385)
Less unamortized financing costs	(30)	(35)
Less payments made	(18,128)	(15,087)
Less current portion	(16,322)	(14,965)
Long-term obligation, net of current portion	$8,719	$12,528

The estimated fair value of the long-term obligation, as measured using Level 3 inputs, approximates the carrying amounts as presented on the balance sheet as of March 31, 2016 and December 31, 2015. The estimated fair value was calculated using the income method of valuation. The key assumptions required for the calculation were an estimate of the amount and timing of our future product revenue and an estimated cost of capital. Management’s estimate of the future product revenue is subject to significant uncertainty because Korlym Receipts are difficult to predict and there is an extended time period associated with the Financing Agreement.

We capitalized $140,000 of issuance costs related to the Financing Agreement, which are being amortized over the estimated term of the obligation, based on the assumptions discussed above. At March 31, 2016 and December 31, 2015, the unamortized issuance costs were approximately $30,000 and $35,000, respectively, and are included in long-term obligation, netted against debt on our balance sheets, pursuant to ASU 2015-03.

4. Stock Option Plans

We have two stock option plans – the 2004 Equity Incentive Plan (the 2004 Plan) and the 2012 Incentive Award Plan (the 2012 Plan) –  with stock options outstanding as of March 31,  2016.  On February 26,  2016, our Board of Directors authorized an increase of approximately 4.4 million shares in the number of shares available for issuance under the 2012 Plan, which was 4% of the shares of our common stock outstanding as of December 31, 2015, pursuant to the terms of the 2012 Plan.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

During the three-month period ended March 31,  2016, we issued an aggregate of 29,000 shares of our common stock upon the exercise of stock options.

The following table provides a summary of stock-based compensation.

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Research and development	$286	$205
Selling, general and administrative	1,327	1,204
Total stock-based compensation	$1,613	$1,409

5. Capital Stock

In March 2015, we issued approximately 6.2 million shares of our common stock upon the exercise of warrants that had been issued in two private placement transactions, one in 2008 and the other in 2012, at an exercise price of $2.77 and $4.05, respectively. The transactions generated aggregate net proceeds of approximately $17.1 million, after the deduction of issuance costs. Approximately 3.1 million shares of the securities, which generated aggregate gross proceeds of $5.9 million, issued in these transactions were to venture capital funds, trusts and other entities affiliated with members of our Board of Directors, whom we consider to be related parties.

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

	March 31,
	2016	2015
	(in thousands)
Stock options outstanding	18,839	17,565
Warrants outstanding	—	—
Total	18,839	17,565

7. Subsequent Event

In April 2016, the Board of Directors approved the payment of bonuses totaling $2.5 million to officers and employees related to the commencement of our clinical trial of CORT125134 as a treatment for solid-tumor cancers.   The applicable milestone was achieved, and the expense will be reflected, in the second quarter of 2016.

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

Overview

Corcept is engaged in the discovery, development and commercialization of drugs that treat severe metabolic, oncologic and psychiatric disorders by modulating the effects of cortisol. Elevated levels and abnormal release patterns of cortisol are implicated in a broad range of human disorders. Since our inception in 1998, we have been developing mifepristone, a compound that modulates the effects of cortisol by acting as a competitive antagonist at the glucocorticoid receptor (GR). We have also discovered three structurally distinct series of proprietary, selective cortisol modulators, all of which share mifepristone’s affinity for GR but, unlike mifepristone, do not bind to the progesterone receptor, and so do not terminate pregnancy or cause other side effects associated with progesterone receptor antagonism. We have begun pre-clinical and clinical development of our lead compounds from these series.

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

We are undertaking two Phase 2 trials of our proprietary selective cortisol modulator, CORT125134. We have begun recruiting patients in the first trial, which will study the combination of CORT125134 and anti-cancer agents as a treatment for patients with a variety of solid-tumor cancers. The second trial will investigate CORT125134’s efficacy as a treatment for patients with Cushing’s syndrome.  We plan to begin recruiting patients in the second quarter of 2016.

Cushing’s Syndrome

Background.  Cushing’s syndrome is caused by prolonged exposure of the body’s tissues to high levels of cortisol. It is relatively uncommon and most often affects adults aged 20 to 50. An estimated 10 to 15 of every one million people are newly diagnosed with this syndrome each year, resulting in approximately 3,000 new patients and an estimated prevalence of 20,000 patients with Cushing’s syndrome in the United States.

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

Korlym to Treat Patients with Cushing’s Syndrome. We received Orphan Drug designation from the FDA in 2007 for Korlym for the treatment of patients with endogenous Cushing’s syndrome. Drugs that receive Orphan Drug designation receive seven years of marketing exclusivity for the approved indication from the date of drug approval, as well as tax credits for clinical trial costs, marketing application filing fee waivers and assistance from the FDA in the drug development process.

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

We use a specialty pharmacy and a specialty distributor to distribute Korlym and provide logistical support. We have retained a vendor to help patients with the reimbursement process and to administer our financial assistance programs for uninsured or under-insured patients. We donate money to independent charitable foundations. These organizations, along with our own programs, help us ensure that no Cushing’s syndrome patient is denied access to Korlym for financial reasons.

Development of CORT125134 to treat patients with Cushing’s syndrome.  In the second quarter of 2016, we plan to begin a Phase 2 trial of our proprietary, selective cortisol modulator CORT125134 to treat patients with Cushing’s syndrome. CORT125134 shares Korlym’s affinity for GR. Data from its Phase 1 trial showed that it can potently prevent the effects of the steroid prednisone, a commonly-used GR agonist, on serum osteocalcin, white blood cell counts, glucose metabolism and genetic markers of GR activation. Preventing the effect of prednisone is important, because it is a strong surrogate for Korlym’s modulation of cortisol – the essential quality of an effective treatment for patients with Cushing’s syndrome. Phase 1 pharmacokinetic data indicate that CORT125134 is suitable for once-daily oral dosing.

Oncology

Background.  There is substantial in vitro, in vivo and clinical evidence that cortisol’s binding to GR allows certain solid-tumor cancers to resist treatment. In some cancers, such as TNBC, cortisol activity at GR promotes tumor growth. After binding to GR, cortisol stimulates genes that retard cellular apoptosis. Cortisol also suppresses the body’s immune response. This is often beneficial, as it lessens the frequency of autoimmune diseases. However, activating, not suppressing, the body’s immune system is beneficial in fighting certain cancers. When a patient undergoes chemotherapy that is designed to promote apoptosis in tumor cells, cortisol’s anti-apoptotic effect is counterproductive. Our expectation is that adding a cortisol modulator to a patient’s treatment regimen will also help the patient’s own immune system combat the patient’s disease.

Our research has shown that a range of tumor-types express GR and are potential targets for cortisol modulation therapy, among them triple-negative breast, ovarian, prostate and pancreatic cancers, as well as melanoma.

Development of Korlym to Treat Patients with Triple-Negative Breast Cancer (TNBC). In January 2014 we began a Phase 1/2 trial of Korlym in combination with eribulin to treat metastatic TNBC. (“Eribulin” is the generic name of Eisai Inc.’s drug Halaven®.) Approximately 40,000 women are diagnosed with TNBC each year. There is no FDA-approved treatment and neither a targeted treatment nor a preferred standard chemotherapy regimen for metastatic TNBC patients exists. Our research indicates that more than 75 percent of the tumors in patients with TNBC express GR and so may respond to therapy using a cortisol modulator.

We are enrolling patients in the efficacy phase of our Phase 1/2 trial and expect to have results in mid-2016.

CORT125134 to Treat Patients with Solid-Tumor Cancers. We have begun recruiting patients for an open-label Phase 1/2 trial of CORT125134 in combination with anti-cancer agents to treat a range of solid-tumor cancers. The trial’s initial phase will investigate the combination of nab-paclitaxel and CORT125134 to treat any solid-tumor cancer susceptible to treatment with nab-paclitaxel.  (“Nab-paclitaxel” is the generic name for Celgene Corporation’s drug, Abraxane®.)  Once we identify a recommended dose, we plan to open one or more expansion cohorts, each containing 20 patients, to test the combination’s efficacy in the solid-tumor cancers studied in the dose-finding phase.  Possible target indications include TNBC, castration-resistant prostate cancer, ovarian cancer, pancreatic cancer and sarcoma.  We may choose to open additional dose-finding cohorts to study CORT125134 in combination with different companion therapeutic agents, including PD-1 inhibitors, to treat other solid-tumor cancers.

Our Proprietary, Selective Cortisol Modulators

CORT125134 is the lead compound in our portfolio of proprietary selective cortisol modulators, which consist of three structurally distinct series.  All of these compounds, like Korlym, potently block GR but do not block the progesterone, estrogen or androgen receptors. The United States Patent & Trademark Office (USPTO) and the European Patent Office (EPO) have issued to us composition of matter patents related to these compounds. One additional composition of matter patent application is pending. See “Business – Intellectual Property.”

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

Financing update

Before Korlym generated revenue, we supported our operations primarily with proceeds from public and private sales of our equity securities and funds from our Biopharma Financing Agreement. Since 2012, revenues from the sale of Korlym have substantially increased and now fully support our operations.  Based on the anticipated increase in revenues from Korlym and our current development plans, which include funding our Cushing’s syndrome commercial operations, completing our Phase 1/2 study of Korlym for the treatment of triple-negative breast cancer and (if that study produces positive results) conducting a Phase 3 study, conducting Phase 2 studies of CORT125134, one in Cushing syndrome and another in solid tumor cancers, and advancing to the clinic at least one more of our next generation compounds, we expect to remain cash-flow breakeven without needing to raise additional funds. However, we may choose to raise additional funds to finance strategic priorities.

As of March 31,  2016, we had an accumulated deficit of $330.4 million.  We have historically incurred operating losses due to the cost of our research and development activities, including clinical trial activities for Korlym and our selective cortisol modulators, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing and regulatory activities, as well as selling, general and administrative expenses, including expenses related to the commercialization of Korlym, offset by our net product revenue.  We may incur further losses as we continue our discovery and clinical development programs, apply for regulatory approvals, develop or acquire medications in other therapeutic areas, and expand our sales, marketing and administrative capabilities.

Results of Operations

Net Product Revenue –  Net product revenue is gross product revenue from sales to our customers less deductions for estimated government rebates and chargebacks.

Net product revenue was $16.1 million and $10.1 million for the three-month periods ended March 31, 2016,  and 2015 respectively.    This increase was primarily driven by the increase in our sales volume and price increases.

Cost of sales – Cost of sales includes the cost of API,  tableting and packaging, indirect personnel and overhead costs, and the cost of stability testing and distribution.

Cost of sales was $403,000 and $302,000 for the three-month periods ended March 31, 2016 and 2015, respectively.  The increase in cost of sales was driven primarily by the increase in our product sales. For the three-month periods  in  2016 and 2015, our cost of sales was 2.5 percent and 3.0 percent, respectively of our net product revenue.

Research and development expenses – Research and development expenses include the cost of (1) personnel engaged in development activities, including stock-based compensation, (2) clinical trials, including trial preparation, enrollment, site monitoring and data management and analysis expenses, (3) acquisition of clinical trial materials and material used in registration and validation batches included in regulatory submissions prior to product approval, (4) manufacturing development, including the development and activities to qualify a tablet manufacturing site, (5) discovery research and pre-clinical studies, (6) regulatory activities, and (7) the preparation and prosecution of the regulatory submissions related to Korlym and our other product candidates.

Research and development expenses increased approximately 5.9 percent to $4.6 million for the three-month period ended March 31, 2016 from $4.4 million for the comparable period in 2015. The change in costs was due to the advancement of CORT125134, where increased spending on clinical development of the compound was partially offset by reduced spending on its pre-clinical development.

Below is a summary of our research and development expenses by major project:

	Three Months Ended
	March 31,
Project	2016	2015

	(in thousands)
Development programs:
Oncology	$1,189	$691
Cushing’s syndrome	699	193
Psychotic depression	—	153
Pre-clinical selective cortisol modulators	1,783	2,695
Unallocated activities, including discovery supportive studies and manufacturing, regulatory and pre-clinical activities	677	440
Stock-based compensation	286	205
Total research and development expense	$4,634	$4,377

We expect our research and development expenditures in the remainder of 2016 and beyond to increase as we advance our clinical trials and discoveries.

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

Selling, general and administrative expenses for the three-month period ended March 31,  2016 increased 10.4 percent to $10.4 million from $9.5 million for the comparable period in 2015.  The increases were driven primarily by staffing and professional services costs, as well as distribution costs related to increased sales.

Selling, general and administrative expenses included stock-based compensation expense of $1.3 million for the three-month period ended March 31,  2016, as compared to $1.2 million for the corresponding period in 2015.

Our selling, general and administrative expenses may increase in the remainder of 2016 and beyond as our commercial business grows.

Interest and other expense – Interest and other expense for the three-month period ended March 31,  2016 was $611,000 as compared to $800,000 for the comparable period in 2015.  These amounts consisted primarily of interest expense related to our Biopharma financing agreement for all periods presented. Interest expense for the remainder of 2016 and future years related to this obligation will decrease as our quarterly payments reduce the outstanding balance of the obligation.

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

	Three Months Ended
	March 31,
	2016	2015

	(in thousands, except for per share data)
GAAP net income (loss)	$(19)	$(4,830)
Non-cash expenses:
Stock-based compensation	1,613	1,409
Accretion of interest expense related to long-term obligation	584	762
Non-GAAP net income (loss), as adjusted for non-cash expenses	$2,178	$(2,659)
GAAP basic and diluted net income (loss) per share	$(0.00)	$(0.05)
Non-GAAP basic and diluted net income (loss) per share, as adjusted for non-cash expenses	$0.02	$(0.03)
Shares used in computing basic and diluted net income (loss) per share	109,661	101,905

Liquidity and Capital Resources

Other than in the quarter ended December 31, 2015, in which we generated net income on a GAAP basis of $959,000, we have incurred net operating losses since inception. At March 31, 2016, we had an accumulated deficit of $330.4 million. Since 2012, we have relied primarily on revenues from the sale of Korlym and proceeds from the sale of our common stock and from our Financing Agreement with Biopharma to fund our operations.

At March 31, 2016, we had cash and cash equivalents of $40.7 million, compared to $40.4 million at December 31, 2015.  Net cash provided by operating activities for the three-month period ended March 31, 2016 was $3.3 million.  Net cash used in operating activities for the three-month period ended March 31, 2015 was $1.8 million. We used cash in each period primarily to fund the commercialization of Korlym and for research and development activities. In addition, we made payments under the Biopharma Financing Agreement of $3.0 million and $1.9 million during the three-month periods ended March 31, 2016 and 2015, respectively.

We are required to make aggregate payments under the Biopharma Financing Agreement of $45.0 million, with $18.1 million paid through March 31, 2016 and an additional payment of $3.3 million made in April 2016. We will make additional quarterly payments in 2016 based on the amount of our Korlym sales. We expect to fully repay the obligation in 2017.

 Based on current commercial, research and clinical development plans, which include funding our Cushing’s syndrome commercial operations, completing our Phase 1/2 study of mifepristone for the treatment of TNBC (and if that study produces positive results) conducting a Phase 3 study, conducting Phase 2 studies of CORT125134, one in Cushing syndrome and another in solid tumor cancers, and advancing to the clinic at least one more of our next-generation compounds, we expect to fund our planned operations without needing to raise additional funds. However, we may choose to raise additional funds to finance strategic priorities. We cannot be certain that additional funding will be available on acceptable terms or at all. Any additional equity financing may be dilutive to stockholders, and any debt financing, if available, may involve restrictive covenants. If we obtain funds through collaborations with others, these arrangements may be on unfavorable terms or may require us to relinquish certain rights to our technologies or product candidates that we would otherwise seek to develop on our own.

While we monitor the cash balance in our checking account and transfer the funds into it only as needed, these cash balances and our money market fund could be affected if the underlying financial institution were to fail or were subject to other adverse conditions in the financial markets. We have never experienced a loss or lack of access to cash in our checking account or money market fund.

Contractual Obligations and Commercial Commitments

Our contractual payment obligations and purchase commitments as of December 31, 2015 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, and have not changed materially during the three months ended March 31,  2016.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. During the three months ended March 31,  2016, we did not make any significant changes to our critical accounting policies and estimates, except for the change in accounting treatment for our specialty distributor sales referenced in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks as of March 31, 2016 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, and have not changed materially during the three months ended March 31,  2016.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31,  2016.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (1) recorded, processed,

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

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting during the quarter ended March 31,  2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We own 20 issued U.S. method of use patents and have exclusively licensed six issued U.S. method of use patents. We have three U.S. method of use patent applications pending for our next-generation selective cortisol modulators. We also own eight composition of matter patents, with one additional application pending. We have applied, and will continue to apply, for patents covering our product candidates as we deem appropriate. We have filed, where we deemed appropriate, foreign patent applications corresponding to our U.S. patents and applications.

We have exclusively licensed three issued U.S. patents from Stanford University for the use of cortisol modulators, including mifepristone, in the treatment of psychotic depression, cocaine-induced psychosis and early dementia, including early Alzheimer’s disease. We have also exclusively licensed from the University of Chicago two issued U.S. patents for the use of cortisol modulators in the treatment of triple-negative breast cancer, and a third issued U.S. patent covering the use of cortisol modulators to treat castration-resistant prostate cancer.

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

We cannot assure that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended April 29, 2016, our average daily trading volume was approximately 294,418 shares and the intra-day sales prices per share of our common stock on The NASDAQ Stock Market ranged from $3.22 to $7.67. As of April 29, 2016, our officers, directors and principal stockholders controlled 26 percent of our common stock. The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

As of April 29, 2016, our officers and directors control 26 percent of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

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
101

The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) unaudited Condensed Balance Sheets at March 31, 2016 and December 31, 2015, (ii) unaudited Condensed Statements of Comprehensive Loss for the three-month periods ended March 31, 2015 and 2016, (iii) unaudited Condensed Statements of Cash Flows for the three-and nine-month periods ended March 31, 2016 and 2015, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date: May 4, 2016	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D. Chief Executive Officer

Date: May 4, 2016	/s/ G. Charles Robb
G. Charles Robb
Chief Financial Officer

Exhibit Index

Exhibit	Description of Document
Number
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2012).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2007).
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a)/15d-14(a) Certifications of G. Charles Robb, Chief Financial Officer of the registrant.
32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.
32.2	18 U.S.C. Section 1350 Certifications of G. Charles Robb, Chief Financial Officer of the registrant.
101

The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) unaudited Condensed Balance Sheets at March 31, 2016 and December 31, 2015, (ii) unaudited Condensed Statements of Comprehensive Loss for the three-month periods ended March 31, 2016 and 2015, (iii) unaudited Condensed Statements of Cash Flows for the three- month periods ended March 31, 2016 and 2015, and (iv) Notes to Condensed Financial Statements.