Form 10-Q
period 2016-06-30
CORCEPT THERAPEUTICS INC
filed 2016-08-03
CIK 1088856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On July 29, 2016, there were 110,594,303 shares of common stock outstanding at a par value of $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$41,789	$40,435
Trade receivables	9,301	6,221
Inventory	2,134	1,682
Prepaid expenses and other current assets	1,554	642
Total current assets	54,778	48,980
Strategic inventory	1,960	2,800
Property and equipment, net of accumulated depreciation	76	98
Other assets	24	24
Total assets	$56,838	$51,902
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,081	$1,325
Accrued clinical expenses	963	1,171
Other accrued liabilities	5,833	3,257
Long-term obligation - current portion	18,557	14,965
Deferred revenue	—	158
Total current liabilities	27,434	20,876
Long-term obligation, net of current portion	3,744	12,528
Commitments
Stockholders’ equity:
Common stock, par value $0.001 per share, 280,000 shares authorized and 110,481 and 109,642 shares issued and outstanding at June 30, 2016 and December 31, 2015 respectively	110	110
Additional paid-in capital	355,000	348,796
Accumulated deficit	(329,450)	(330,408)
Total stockholders’ equity	25,660	18,498
Total liabilities and stockholders’ equity	$56,838	$51,902

The accompanying notes are an integral part of these condensed financial statements.

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Product revenue, net	$19,724	$11,956	$35,785	$22,058
Operating expenses:
Cost of sales	426	439	829	741
Research and development	5,672	3,341	10,307	7,718
Selling, general and administrative	12,118	9,342	22,549	18,795
Total operating expenses	18,216	13,122	33,685	27,254
Income (Loss) from operations	1,508	(1,166)	2,100	(5,196)
Interest and other expense	(531)	(770)	(1,142)	(1,570)
Net income (loss) and comprehensive income (loss)	$977	$(1,936)	$958	$(6,766)

Basic and diluted net income (loss) per common share	$0.01	$(0.02)	$0.01	$(0.06)

Weighted average shares outstanding used in computing net income (loss) per share
Basic	110,034	107,874	109,848	104,906
Diluted	115,329	107,874	114,448	104,906

The accompanying notes are an integral part of these condensed financial statements.

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$958	$(6,766)
Adjustments to reconcile net income (loss) to net cash generated from (used in) operations:
Stock-based compensation	3,270	2,977
Accretion of interest expense	1,107	1,499
Amortization of debt financing costs	11	11
Depreciation and amortization of property and equipment	51	97
Changes in operating assets and liabilities:
Trade receivables	(3,080)	(1,617)
Inventory	388	426
Prepaid expenses and other current assets	(784)	200
Other assets	—	(8)
Accounts payable	756	474
Accrued clinical expenses	(208)	156
Other accrued liabilities	2,576	631
Deferred revenue	(158)	4
Net cash provided by (used in) operating activities	4,887	(1,916)
Cash flows from investing activities:
Purchases of property and equipment	(29)	(34)
Cash used in investing activities	(29)	(34)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options and warrants, net of issuance costs	2,806	18,703
Payments related to long-term obligation	(6,310)	(3,953)
Net cash provided by (used in) financing activities	(3,504)	14,750
Net increase in cash and cash equivalents	1,354	12,800
Cash and cash equivalents, at beginning of period	40,435	24,248
Cash and cash equivalents, at end of period	$41,789	$37,048

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

Basis of Presentation

The accompanying unaudited condensed balance sheet as of June 30, 2016 and the condensed statements of comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015 and the condensed statements of cash flows for the six months ended June 30, 2016 and 2015 have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2015 has been derived from audited financial statements at that date.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

We evaluate our estimates and assumptions on an ongoing basis, including those related to revenue recognition, inventory, accrued liabilities including our bonus accrual, clinical trial accruals, stock-based compensation and the timing of payments with respect to our long-term capped royalty obligation, which determines our interest expense. We base our estimates on relevant experience and on other specific assumptions that we believe are reasonable.

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at fair value as measured using Level 1 inputs, which approximates cost. As of June 30, 2016 and December 31, 2015, all of our funds were held in checking and money market fund accounts maintained at major U.S. financial institutions.

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

We recognize a portion of each quarterly payment under the Financing Agreement as interest expense, which we determine by calculating the interest rate to Biopharma implied by the stream of quarterly payments we expect to make. The amount shown on our balance sheet as the current portion is an estimate of the amount we expect to repay Biopharma in the 12 months following June 30, 2016. We record the balance of the outstanding portion of the obligation as a long-term liability.

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

Effective January 1, 2016, we recognize sales to our specialty distributor (SD) at the time of sale to the SD. Before, we did not recognize these sales until the SD had in turn sold to its customers. Sales to the SD were less than two percent of our revenue in the second quarter.

We donate cash to NORD, an independent non-profit organization that helps patients with financial need pay for the treatment of Cushing’s syndrome. We do not include in revenue payments we receive from NORD.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

We calculate gross product revenues based on the price we charge our customers. We estimate our net product revenues by deducting from our gross product revenues (a) trade allowances, such as discounts for prompt payment, (b) estimated government rebates and chargebacks, (c) reserves for expected product returns and (d) estimated costs of our patient co-pay assistance program.  We initially record estimates for these deductions at the time we recognize the gross revenue. We update our estimates as new information becomes available.

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

Research and Development

Research and development expenses consist of direct expenses, such as the cost of clinical trials, pre-clinical studies, discovery research relating to our portfolio of proprietary, selective cortisol modulators, manufacturing development, preparations for submissions to the FDA or other regulatory agencies and related overhead expenses. We expense nonrefundable payments to third-parties as well as the cost of technologies and materials used in research and development as they are incurred.

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

Stock-Based Compensation

We account for stock-based compensation related to option grants under the fair value method, based on the value of the award at the grant date using the Black-Scholes option valuation model. For service-based awards, we recognize expense over the requisite service period, net of estimated forfeitures.

We recognize the expense of options granted to non-employees based on the fair-value based measurement of the option grants at the time of vesting.

Recently Issued Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 (Topic 606), Revenue from Contracts with Customers (ASU 2014-09), a new standard on revenue recognition from contracts with customers. This standard's core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, FASB delayed the effective date of this standard by one year. The standard will be effective for us beginning in the first quarter of 2018. Early application is permitted in 2017. In addition, in March 2016, the FASB issued ASU No. 2016-08 (Topic 606) Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08), which clarifies the principal-versus-agent guidance in Topic 606 and requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. In April 2016, the FASB issued ASU No. 2016-10 (Topic 606) Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (ASU 2016-10), which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. ASU 2016-08 and ASU 2016-10 must be adopted concurrently with the adoption of ASU 2014-09. In May 2016, the FASB further issued ASU No. 2016-12 Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients, which amends certain narrow aspects of Topic 606. We are evaluating the impact of the adoption of these standards on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15 (Subtopic 205-40), Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) which provides guidance about management's responsibility to evaluate whether or not there is substantial doubt about the Company's ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for fiscal years, and interim

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

periods within those fiscal years, beginning after December 15, 2016. Early application is permitted. We do not expect adoption of this standard to have an impact on our Condensed Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, with early adoption permitted. The new guidance will be applied retrospectively to each prior period presented. The Company retrospectively adopted ASU 2015-03 as of January 1, 2016, resulting in a $35,000 decrease to long-term assets and long-term debt as of December 31, 2015 on its consolidated balance sheets.  The adoption of ASU No. 2015-03 had no impact to the Company’s Condensed Statement of Comprehensive Income (Loss).

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), which simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 and for interim periods therein, with early adoption permitted. We do not expect adoption of this standard to have an impact on our Condensed Consolidated Financial Statements.

In November 2015, the FASB issued Accounting Standard Update No. 2015-17 (ASU 2015-17) "Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. Previous guidance required deferred tax liabilities and assets to be separated into current and noncurrent amounts on the balance sheet. The guidance will become effective for us beginning in the first quarter of 2017 and may be applied either prospectively or retrospectively. Early adoption is permitted. At the time of adoption, we will reclassify current deferred tax amounts on our Consolidated Balance Sheets as noncurrent. As the Company has a full valuation allowance against its deferred tax assets for all periods presented, the adoption is not expected to have a material impact on the Company’s financial condition, results of operations and cash flows, and financial statement disclosures.

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

2. Composition of Certain Balance Sheet Items

Inventory

The composition of inventory was as follows:

	June 30,	December 31,
	2016	2015
	(in thousands)
Raw materials	$1,197	$2,141
Work in progress	$12	3
Finished goods	$2,885	2,338
Total inventory	4,094	4,482
Less strategic inventory classified as non-current	(1,960)	(2,800)
Total inventory classified as current	$2,134	$1,682

We have one manufacturer for mifepristone, the active pharmaceutical ingredient (API) in Korlym — Produits Chimiques Auxiliaires et de Synthèse SA (PCAS) and one tablet manufacturer for Korlym — AAI Pharma Services Corp. (AAI). If either of these companies is unable to manufacture API or Korlym tablets in the quantities and time frames we require, we may not be able to

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

meet customer demand. In order to mitigate these risks, we purchase and hold as “Strategic Inventory” additional quantities of API and Korlym tablets that we do not expect to consume within 12 months following the relevant balance sheet date.

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	June 30,	December 31,
	2016	2015
	(in thousands)
Government rebates	$2,593	$1,663
Accrued compensation	2,555	1,103
Commercialization costs	111	111
Legal fees	152	69
Professional fees	267	220
Other	155	91
Total other accrued liabilities	$5,833	$3,257

3. Long-Term Obligation

As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, Long-term Obligation, under the Financing Agreement with Biopharma we make payments to Biopharma calculated as a percentage of our Korlym Receipts. Biopharma’s right to receive payments will expire once it has received $45.0 million. Through June 30, 2016, we have paid Biopharma $21.4 million, with an additional payment of $4.0 million made in July 2016.  We expect to fully repay this obligation in 2017.

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

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

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

We recorded interest expense of $523,000 and $1.1 million for the three and six months ended June 30, 2016, respectively, and $737,000 and $1.5 million for the three and six months ended June 30, 2015, respectively, and total accreted interest of $13.7 million for the period from August 2012 through June 30, 2016.  The actual amount of each quarterly payment will be based on Korlym Receipts in that quarter and may differ from our estimate. While changes in the timing of Korlym Receipts may affect the recognition of interest expense and the split between the current and long-term portions of the obligation at any balance sheet date, the total we will pay Biopharma is fixed at $45.0 million.

The following table provides a summary of the payment obligations under the Financing Agreement as of June 30, 2016 and December 31, 2015, utilizing the payment assumptions discussed above.

	June 30,	December 31,
	2016	2015
	(in thousands)
Total repayment obligation	$45,000	$45,000
Less interest to be accreted in future periods	(1,277)	(2,385)
Less unamortized financing costs	(25)	(35)
Less payments made	(21,397)	(15,087)
Less current portion	(18,557)	(14,965)
Long-term obligation, net of current portion	$3,744	$12,528

The estimated fair value of the long-term obligation, as measured using Level 3 inputs, approximates the carrying amounts as presented on the balance sheet as of June 30, 2016 and December 31, 2015. The estimated fair value was calculated using the income method of valuation. The key assumptions required for the calculation were an estimate of the amount and timing of our future product revenue and an estimated cost of capital. Management’s estimate of the future product revenue is subject to uncertainty because Korlym Receipts are difficult to predict.

We capitalized $140,000 of issuance costs related to the Financing Agreement, which are being amortized over the estimated term of the obligation, based on the assumptions discussed above. At June 30, 2016 and December 31, 2015, the unamortized issuance costs were approximately $25,000 and $35,000, respectively, and are included in long-term obligation, netted against debt on our balance sheets, pursuant to ASU 2015-03.

4. Stock Option Plans

We have two stock option plans – the 2004 Equity Incentive Plan (the 2004 Plan) and the 2012 Incentive Award Plan (the 2012 Plan) with stock options outstanding as of June 30, 2016. On February 26, 2016, our Board of Directors authorized an increase of approximately 4.4 million shares in the number of shares available for issuance under the 2012 Plan, which was 4% of the shares of our common stock outstanding as of December 31, 2015, pursuant to the terms of the 2012 Plan.

During the six months ended June 30, 2016, we issued an aggregate of 839,000 shares of our common stock upon the exercise of stock options.

The following table provides a summary of stock-based compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Research and development	$272	$178	$558	$383
Selling, general and administrative	1,384	1,390	2,712	2,594
Total stock-based compensation	$1,656	$1,568	$3,270	$2,977

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

5. Net Income (Loss) Per Share

Basic net income (loss) per share is computed using net income by the weighted-average number of common shares outstanding for the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period plus potential outstanding common shares for the period.  Potential outstanding common stock includes stock options, but only to the extent that their inclusion is dilutive.

The following table shows the computation of net income (loss) per share for each period, including the number of weighted-average shares outstanding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Numberator:
Net income (loss)	$977	$(1,936)	$958	$(6,766)
Denominator:
Weighted-average shares used to compute basic net income (loss) per share	110,034	107,874	109,848	104,906
Dilutive effect of employee stock options	5,295	—	4,600	—
Weighted-average shares used to compute diluted net income (loss) per share	115,329	107,874	114,448	104,906
Net income (loss) per share attributable to common stockholders
Basic and diluted	$0.01	$(0.02)	$0.01	$(0.06)

The following table presents information on securities outstanding as of the end of each period that could potentially dilute the per share data in the future.

	June 30,
	2016	2015
	(in thousands)
Stock options outstanding	18,573	17,425

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management Discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. We make statements in this section that are forward-looking within the meaning of the federal securities laws. For a complete discussion of such forward-looking statements and the potential risks and uncertainties that may affect their accuracy, see “Forward-Looking Statements” included in “Risk Factors” in Part II, Item 1A of this Form 10-Q and the “Overview” and “Liquidity and Capital Resources” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Corcept is engaged in the discovery, development and commercialization of drugs that treat severe metabolic, oncologic and psychiatric disorders by modulating the effects of cortisol. Elevated levels and abnormal release patterns of cortisol are implicated in a broad range of human disorders. Since our inception in 1998, we have been developing mifepristone, a compound that modulates the effects of cortisol by acting as a competitive antagonist at the glucocorticoid receptor (GR). We have also discovered three structurally distinct series of proprietary, selective cortisol modulators, all of which share mifepristone’s affinity for GR but, unlike mifepristone, do not bind to the progesterone receptor and so do not terminate pregnancy or cause other side effects associated with progesterone receptor antagonism. We have begun pre-clinical and clinical development of our lead compounds from these series.

In 2012, the United States Food and Drug Administration (FDA) approved Korlym® (mifepristone) 300 mg tablets as a once-daily oral medication for the treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery.

We are conducting a Phase 1/2 trial of mifepristone (Korlym’s active ingredient) in combination with the chemotherapy drug eribulin (Halaven®) to treat patients with metastatic, triple-negative breast cancer (TNBC) – a form of solid-tumor cancer with a particularly poor prognosis. Enrollment in this trial is complete. We expect to have results of this trial in the third quarter of  2016.

We are conducting two Phase 2 trials of our proprietary selective cortisol modulator, CORT125134. One trial is investigating the combination of CORT125134 and anti-cancer agents as a treatment for patients with a variety of solid-tumor cancers. The second trial is investigating CORT125134 as a potential treatment for patients with Cushing’s syndrome. Both trials are currently enrolling patients.

We are advancing other compounds from our portfolio of selective cortisol modulators towards the clinic and expect to begin Phase 1 trials of one or more of them in 2017.

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

We first made Korlym available to patients on a commercial basis in April 2012. We sell Korlym using experienced sales representatives, who target the approximately 1,500 endocrinologists who care for a large portion of the patients with Cushing’s syndrome. We also reach patients directly through web-based initiatives and interactions with patient groups. Because a large percentage of the people who suffer from Cushing’s syndrome remain undiagnosed or are inadequately treated, we have developed and continue to refine and expand programs to educate the medical community and patients about early diagnosis of this syndrome and to increase awareness regarding the role of cortisol modulators to treat the disease. In addition, we have a field-based force of medical science liaisons.

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

Development of CORT125134 to Treat Patients with Cushing’s Syndrome.  In the second quarter of 2016, we began a Phase 2 trial of our proprietary, selective cortisol modulator, CORT125134, to treat patients with Cushing’s syndrome. CORT125134 shares Korlym’s affinity for GR. Data from the Phase 1 trial showed that it can potently modulate the effects of the steroid prednisone, a commonly-used GR agonist, on serum osteocalcin, white blood cell counts, glucose metabolism and the protein FKBP5 – a genetic marker of GR activation. Modulating the effect of prednisone is important, because it is a strong surrogate for Korlym’s modulation of cortisol – the essential quality of an effective treatment for patients with Cushing’s syndrome. Phase 1 pharmacokinetic data indicate that CORT125134 is suitable for once-daily oral dosing.

Oncology

Background.  There is substantial in vitro, in vivo and clinical evidence that cortisol’s binding to GR allows certain solid-tumor cancers to resist treatment. In some cancers, such as TNBC, cortisol activity at GR promotes tumor growth. After binding to GR, cortisol stimulates genes that retard cellular apoptosis. Cortisol also suppresses the body’s immune response. This is often beneficial, as it lessens the frequency of autoimmune diseases. However, activating, not suppressing, the body’s immune system is beneficial in fighting certain cancers. When a patient undergoes chemotherapy that is designed to promote apoptosis in tumor cells, cortisol’s anti-apoptotic effect is counterproductive. Our expectation is that adding a cortisol modulator to a patient’s treatment regimen will also help the patient’s own immune system combat the disease.

Our research has shown that a range of tumor-types express GR and are potential targets for cortisol modulation therapy, among them triple-negative breast, ovarian, prostate and pancreatic cancers, as well as melanoma.

Development of Korlym to Treat Patients with Triple-Negative Breast Cancer (TNBC). In January 2014, we began a Phase 1/2 trial of Korlym in combination with eribulin to treat metastatic TNBC. (“Eribulin” is the generic name of Eisai Inc.’s drug Halaven.) Approximately 40,000 women are diagnosed with TNBC each year. There is no FDA-approved treatment and neither a targeted treatment nor a preferred standard chemotherapy regimen for metastatic TNBC patients exists. Our research indicates that more than 75 percent of the tumors in patients with TNBC express GR and so may respond to therapy that includes a cortisol modulator. We completed enrollment in the efficacy phase of this Phase 1/2 trial in the second quarter of 2016.CORT125134 to Treat Patients with Solid-Tumor Cancers. We are conducting an open-label Phase 1/2 trial of CORT125134 in combination with anti-cancer agents to treat a range of solid-tumor cancers. The trial’s initial phase is studying the combination of nab-paclitaxel and CORT125134 to treat any solid-tumor cancer suitable for treatment with nab-paclitaxel. (“Nab-paclitaxel” is the generic name for Celgene Corporation’s drug, Abraxane®.) Once we identify a recommended dose of the CORT125134/nab-paclitaxel combination, we plan to open one or more expansion cohorts, each containing 20 patients, to test the combination’s efficacy in one or more of the solid-tumor cancers studied in the dose-finding phase. Possible target indications include TNBC, castration-resistant prostate cancer, ovarian cancer, pancreatic cancer and sarcoma. We may choose to open additional dose-finding cohorts to study CORT125134 in combination with different companion therapeutic agents, including PD-1 inhibitors, to treat other solid-tumor cancers.

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

In addition to our findings with CORT125134, several of our new compounds have demonstrated positive results in animal or in vitro models of various indications, including but not limited to the prevention and reversal of alcohol dependence; Alzheimer’s disease; post-traumatic stress disorder; electroconvulsive-induced retrograde amnesia; amyotrophic lateral sclerosis (ALS or Lou Gehrig’s Disease); muscular dystrophy; prevention of glucocorticoid-induced neurological damage in premature infants; anti-psychotic-induced weight gain; fatty liver disease; metabolic syndrome; obesity; and breast, ovarian and prostate cancer (in combination with an anti-cancer agent). We are advancing the most promising of these compounds towards the clinic and expect to begin clinical trials of one or more of them in 2017.

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

As of June 30, 2016, we had an accumulated deficit of $329.5 million. We have historically incurred operating losses due to the cost of our research and development activities, including clinical trial activities for Korlym and our selective cortisol modulators, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing and regulatory activities, as well as selling, general and administrative expenses, including expenses related to the commercialization of Korlym, offset by our net product revenue. We may incur further losses as we continue our discovery and clinical development programs, apply for regulatory approvals, develop or acquire medications in other therapeutic areas, and expand our sales, marketing and administrative capabilities.

Results of Operations

Net Product Revenue – Net product revenue is gross product revenue from sales to our customers less deductions for estimated government rebates and chargebacks.

Net product revenue was $19.7 million and $35.8 million for the three and six months ended June 30, 2016, respectively, as compared to $12.0 million and $22.1 million in the corresponding periods in 2015. This increase was primarily driven by the increase in our sales volume and price increases.

Cost of sales – Cost of sales includes the cost of API, tableting and packaging, indirect personnel and overhead costs, and the cost of stability testing and distribution.

Cost of sales was $426,000 and $829,000 for the three and six months ended June 30, 2016, respectively, as compared to $439,000 and $741,000 in the corresponding periods in 2015. Cost of sales decreased for the three months ended June 30, 2016 because higher costs caused by greater sales volumes only partially offset (i) lower materials costs and (ii) costs incurred in the period ended June 30, 2015 due to a manufacturing error. Our insurance carrier covered substantially all of the cost of this error in a subsequent quarter. The increase in cost of sales in the six months ended June 30, 2016 as compared to the corresponding period in 2015 was caused by greater sales volumes. For the three months and six months ended June 30, 2016, cost of sales was 2.2 percent and 2.3 percent, respectively, of our net product revenue, as compared to 3.7 percent and 3.4 percent in the corresponding periods in 2015. The decrease in cost of sales in 2016 as a percentage of net product revenue was due to lower materials costs.

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

Research and development expenses increased approximately 69.8 percent to $5.7 million for the three months ended June 30, 2016 from $3.3 million for the comparable period in 2015. Research and development expenses increased approximately 33.5 percent to $10.3 million for the six months ended June 30, 2016 from $7.7 million for the comparable period in 2015.  The increase in expenses was due primarily to increased spending on the advancement of CORT125134, which entered clinical trials in patients in the second quarter of 2016.

Below is a summary of our research and development expenses by major project:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Project	(in thousands)		(in thousands)
Development programs:
Oncology	$1,309	$722	$2,498	$1,413
Cushing’s syndrome	906	123	1,605	316
Psychotic depression	1	61	1	215
Pre-clinical selective cortisol modulators	1,800	1,735	3,584	4,429
Unallocated activities, including discovery supportive studies and manufacturing, regulatory and pre-clinical activities	1,384	522	2,061	962
Stock-based compensation	272	178	558	383
Total research and development expense	$5,672	$3,341	$10,307	$7,718

We expect our research and development expenditures in the remainder of 2016 and beyond to increase as we advance our clinical and pre-clinical trials and our discovery research.

Many factors can affect the cost and timing of our clinical and pre-clinical programs, including inconclusive results, slow patient enrollment, adverse side effects, insufficient supplies of medicine, unforeseen difficulties in the formulation or manufacture of the study drug, and real or perceived lack of effectiveness or safety of the drug being investigated. The development of all of our product candidates is subject to extensive governmental regulation. These factors make it difficult to predict the timing and cost of the further development and approval of our product candidates.

Selling, general and administrative expenses – Selling, general and administrative expenses include (1) the cost of employees, consultants, and independent contractors engaged in administrative and commercial activities, including their stock-based compensation; (2) expenses of third-party vendors used in our commercial activities, including sales, marketing and promotion; market research, reimbursement support services, pharmacovigilance, distribution of marketing materials and other logistical needs; (3) medical educational grants and donations; and (4) legal, accounting and other professional fees.

Selling, general and administrative expenses for the three months ended June 30, 2016 increased 29.7 percent to $12.1 million, from $9.3 million for the comparable period in 2015. Selling, general and administrative expenses for the six months ended June 30, 2016 increased 20.0 percent to $22.5 million from $18.8 million for the comparable period in 2015. The increases were driven primarily by staffing and professional services costs, as well as distribution costs related to increased sales.

Stock-based compensation expense was $1.4 million and $2.7 million for the three and six months ended June 30, 2016, respectively, compared to $1.4 million and $2.6 million for the corresponding periods in 2015.

Our selling, general and administrative expenses may increase in the remainder of 2016 and beyond as our commercial business grows.

Interest and other expense – Interest and other expense for the three and six months ended June 30, 2016 was $531,000 and $1,142,000, respectively, as compared to $770,000 and $1,570,000 for the comparable period in 2015. These amounts consisted of interest expense related to our Biopharma financing agreement for all periods presented. Interest expense for the remainder of 2016 and future years related to this obligation will decrease as our quarterly payments reduce the obligation’s outstanding balance.

Non-GAAP Financial Measures

We prepare our condensed financial statements and footnotes thereto, which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q, in accordance with GAAP. To supplement our financial results presented on a GAAP basis, we use non-GAAP measures of net income (loss) and net income (loss) per share that exclude non-cash expenses related to stock-based compensation expense and the accretion of interest expense under our capped royalty financing transaction. We use these non-GAAP measures to manage our business and believe that they may help investors better evaluate our past financial performance and potential future results. Non-GAAP measures should not be considered in isolation or as a substitute for comparable GAAP accounting and investors should read them in conjunction with our financial statements and notes thereto prepared in accordance with GAAP. The non-GAAP measures of net income (loss) and net income (loss) per share we use may be different from, and not directly comparable to, similarly titled measures used by other companies.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands, except for per share data)
GAAP net income (loss)	$977	$(1,936)	$958	$(6,766)
Non-cash expenses:
Stock-based compensation	1,656	1,568	3,270	2,977
Accretion of interest expense related to long-term obligation	523	737	1,107	1,499
Non-GAAP net income (loss), as adjusted for non-cash expenses	$3,156	$369	$5,335	$(2,290)

Basic and diluted net income (loss) per share	$0.01	$(0.02)	$0.01	$(0.06)

Non-GAAP basic and diluted net income (loss) per share, as adjusted for non-cash expenses	$0.03	$0.00	$0.05	$(0.02)

Weighted average shares outstanding shares used in computing net income (loss) per share
Basic	110,034	107,874	109,848	104,906
Diluted	115,329	107,874	114,448	104,906

Liquidity and Capital Resources

Other than in the current quarter and the quarter ended December 31, 2015, in which we generated net income on a GAAP basis of $977,000 and $959,000, respectively, we have incurred net operating losses since inception. At June 30, 2016, we had an accumulated deficit of $329.5 million. Since 2012, we have relied primarily on revenues from the sale of Korlym and proceeds from the sale of our common stock and from our Financing Agreement with Biopharma to fund our operations.

At June 30, 2016, we had cash and cash equivalents of $41.8 million, compared to $40.4 million at December 31, 2015. Net cash provided by operating activities for the six months ended June 30, 2016 was $4.9 million, while net cash used in operating activities for the six months ended June 30, 2015 was $1.9 million. We used cash in each period primarily to fund our Cushing’s syndrome commercial activities and for research and development.  In addition, we made payments under the Biopharma Financing Agreement of $6.3 million and $4.0 million during the six months ended June 30, 2016 and 2015, respectively.

We are required to make aggregate payments under the Biopharma Financing Agreement of $45.0 million, with $21.4 million paid through June 30, 2016 and an additional payment of $4.0 million made in July 2016. We will make additional quarterly payments in 2016 based on the amount of our Korlym receipts.  We expect to fully repay the obligation in 2017.

Based on our current commercial, research and clinical development plans, , we expect to fund our operations without needing to raise additional funds. However, if we choose to raise additional funds to finance strategic priorities, we cannot be certain that funding will be available on acceptable terms or at all. Any additional equity financing may be dilutive to stockholders, and any debt financing, if available, may involve restrictive covenants. If we obtain funds through collaborations with others, these arrangements may be on unfavorable terms or may require us to relinquish certain rights to our technologies or product candidates that we would otherwise seek to develop on our own.

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

Contractual Obligations and Commercial Commitments

Our contractual payment obligations and purchase commitments as of December 31, 2015 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, and have not changed materially during the six months ended June 30, 2016.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. During six months ended June 30, 2016, we did not make any significant changes to our critical accounting policies and estimates, except for the change in accounting treatment for our specialty distributor sales referenced in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks as of June 30, 2016 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, and have not changed materially during the six months ended June 30, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves significant risks. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q, including our financial statements and related notes, before you decide to invest in our common stock. If any of the following risks or uncertainties actually occurs, our business, results of operations or financial condition could be materially harmed, the trading price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are those that we currently believe may materially affect us; however, they may not be the only ones that we face. Additional risks and uncertainties of which we are unaware or currently deem immaterial may become important and may harm our business.

Risks Related to the Commercialization of Korlym

We depend heavily on the success of Korlym. If we are unable to increase revenue from the sale of Korlym to the levels investors expect, or experience significant delays in doing so, our stock price will likely decline.

We anticipate that for the foreseeable future our ability to generate meaningful revenue and fund our commercial operations and development programs will be solely dependent on the successful commercialization of Korlym. Many factors could hamper our efforts to commercialize Korlym, including:

•	an inability to generate sufficient revenue due to low product usage or inadequate insurance coverage and reimbursement;
•	competition from Novartis’s Signifor and from other companies with greater financial and marketing resources than ours;
•	an inability to manufacture Korlym or the active ingredient in Korlym in commercial quantities and at an acceptable cost;
•	political concerns relating to other uses of mifepristone that could limit the market acceptance of Korlym;
•	previously unknown, serious side effects that may be identified; and
•	rapid technological change that makes Korlym obsolete.

Failure to meet investors’ revenue expectations could cause our stock price to decline.

Physicians may accept Korlym slowly or may never accept it, which would adversely affect our financial results.

Physicians will prescribe Korlym only if they determine, based on experience, clinical data, side effect profiles and other factors, that it is preferable to other treatments, even if those products are not approved for Cushing’s syndrome. Because Cushing’s syndrome is rare, most physicians are inexperienced in the care of patients with the illness and it may be difficult to persuade them to prescribe a treatment, such as Korlym, even with clinical trial results that show it is a compelling treatment.

Other factors that may affect the commercial success of Korlym include:

•	the preference of some physicians for more familiar, long-standing off-label treatments for Cushing’s syndrome or for Novartis’ drug, Signifor, for the treatment of Cushing’s disease;
•	competition from alternative treatment methods, such as surgery and radiation therapy;
•	the cost-effectiveness of Korlym and the availability of third-party insurance coverage and reimbursement;
•	the product labeling required by the FDA for Korlym; and
•	negative publicity concerning Korlym, RU-486, Mifeprex® or mifepristone.

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

Notwithstanding Korlym’s Orphan Drug designation in the United States, in 2012 Novartis received approval in both the United States and the European Union (EU) to market its somatostatin analogue Signifor for adult patients with Cushing’s disease (a subset of Cushing’s syndrome that afflicts approximately 70 percent of all Cushing’s syndrome patients) for whom pituitary surgery is not an option or has not been curative. Novartis also announced that it is undertaking an investigational study of an experimental compound to determine whether it can safely reduce the level of urinary free cortisol in patients with Cushing’s disease and to examine the compound’s safety. Novartis has substantially more resources and experience than we do and may provide significant competition. In addition, Novartis received Orphan Drug designation in the United States for the use of osilodrostat to treat Cushing’s disease and in the EU for the use of osilodrostat to treat Cushing’s syndrome. Novartis has begun a Phase 2 clinical trial in Japan investigating the use of this compound to treat Cushing’s syndrome due to causes other than Cushing’s disease, and a Phase 3 clinical trial in the EU investigating the use of osilodrostat to treat Cushing’s disease.

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

Other legislative and regulatory changes have been proposed and adopted in the United States since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of two percent per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2025 unless additional

Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On February 1, 2016, the Centers for Medicare & Medicaid Services, or CMS, published a final rule that revised certain requirements involved in our calculation of prices we report in connection with our participation in government reimbursement programs so that Korlym will be eligible for purchase by, or qualify for partial or full reimbursement from, Medicaid and other government programs. The extent to which this rule may alter our reported prices and estimated rebates and chargebacks under government programs remains unclear.

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

We have no manufacturing capabilities and we currently depend on one supplier to manufacture the active ingredient in Korlym and another to manufacture the Korlym tablets. We also depend on a number of other suppliers to manufacture the API and capsules for CORT125134 and the other selective cortisol modulators we have in development. If these suppliers are unable or unwilling to continue manufacturing Korlym and we are unable to contract quickly with alternative sources, or if these third-party manufacturers fail to comply with FDA regulations or otherwise fail to meet our requirements, our business will be harmed.

PCAS, a third-party manufacturer, supplies all of the API in Korlym. AAI, another third-party manufacturer, produces all of our Korlym tablets. We have entered into long-term agreements with these manufacturers. We rely on other third-parties to manufacture the API and capsules of the selective cortisol modulators, including CORT125134, that we are developing. If any of these vendors is unable or unwilling to meet our future requirements, we may not be able to manufacture our product in a timely manner. Our current arrangements with these manufacturers are terminable by such manufacturers, subject to certain notice provisions.

The facilities used by our vendors to manufacture our product and product candidates must be approved by the FDA. We do not control the manufacturing processes of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements known as current good manufacturing practices (cGMPs). If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict requirements of the FDA or others, they will not be able to maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our products or if it withdraws any such approval, we may need to find alternative manufacturing facilities, which would significantly hamper our ability to develop, obtain regulatory approval for or market our products. In addition, sanctions could be imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business. If our suppliers fail to manufacture Korlym or our product candidates on a timely basis in the quantities that we require, or fail to maintain manufacturing capabilities that meet FDA standards, we may exhaust our Korlym inventory and not be able to generate revenue, or clinical development programs may be delayed.

If we or others identify previously unknown, serious side effects of Korlym or mifepristone, we may be required to perform lengthy additional clinical trials, change the labeling of Korlym or withdraw it from the market.

The FDA’s approval of Korlym requires us to study drug utilization to better characterize the reporting rates of adverse events associated with the long-term use of Korlym. If we or others identify previously unknown, serious side effects of Korlym (mifepristone):

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

We have limited product liability insurance coverage, with limits that we believe to be appropriate for a company marketing a single pharmaceutical product and developing others. We intend to expand our product liability insurance coverage to any product candidates for which we obtain marketing approval. However, this insurance may be prohibitively expensive or may not fully cover our potential liabilities. Our inability to obtain adequate insurance coverage at an acceptable cost could prevent or inhibit the commercialization of Korlym or our product candidates, or result in meaningful underinsured or uninsured liability. Defending a lawsuit could be costly and significantly divert management’s attention from conducting our business. If we were successfully sued for injury caused by our product candidates, our liability could exceed our total assets.

We are subject to ongoing and continued regulatory review. If we are unable to maintain regulatory approval of Korlym, or if we fail to comply with regulatory requirements, we will be unable to generate revenue or may be subject to penalties and our business will be harmed.

Even after we obtain U.S. regulatory approval for a product, the FDA may impose significant restrictions on the uses for which the product may be marketed or on the conditions of approval, such as potentially costly post-approval studies and surveillance, including Phase 4 clinical trials, to monitor the product’s safety and efficacy. The FDA’s approval of Korlym was subject to limitations on the indicated uses for which the product may be marketed and requirements for post-marketing information reporting, as noted above. If we violate any of the restrictions or fail to meet the conditions of approval, the FDA could withdraw its approval.

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

Our ongoing clinical trials are too small to support marketing approvals for the compounds being studied. Even if these trials generate positive results, those results would have to be confirmed in one or more substantially larger, more expensive, and lengthier trials before we could seek regulatory approvals.

The commencement and completion of clinical trials may be delayed by many factors that are beyond our control, including:

•	delays obtaining regulatory approval to commence a trial;
•	reaching agreement on acceptable terms with CROs and clinical trial sites;
•	obtaining institutional review board (IRB) approval at each site;
•	slower than anticipated patient enrollment;
•	scheduling conflicts with participating clinicians and clinical institutions;

•	lack of funding;
•	negative or inconclusive results;
•	patient noncompliance with the protocol;
•	adverse medical events or side effects among patients during the clinical trials;
•	negative or problematic FDA inspections of our clinical operations or manufacturing operations; and
•	real or perceived lack of effectiveness or safety.

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

Over the course of clinical development of any product candidate, we may decide, or the FDA or other regulatory authorities may require us, to pursue clinical or preclinical studies in addition to those we had initially anticipated. Additional trials or studies may require additional funding, the availability of which is not assured. Also, it is possible that additional trials or studies that we decide are necessary or desirable will delay or prevent the completion of our development programs. Even if we are able to conduct all of the clinical trials and supportive studies that we consider appropriate, we may never receive regulatory approval to market our product candidates.

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

We have agreements with the CRO and consultants conducting and managing our clinical trials to supervise and monitor clinical site performance and to perform investigator supervision, data collection and analysis for these trials. The conduct of future clinical trials, may also be conducted through the use of CROs and third-party clinical sites. We may not be able to maintain relationships with these or other CROs or with the clinical investigators and the clinical sites through the completion of all trial activities without delays in anticipated timing of trial activities or excessive expenditures. If any of our relationships with CROs or other third-parties terminates, we may not be able to enter into arrangements with alternative CROs or third-parties on commercially reasonable terms, or at all. If these CROs, clinical investigators, clinical sites or other third-parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may be unable to obtain regulatory approval for, or successfully commercialize any of our product candidates.

We may be unable to obtain and maintain regulatory approvals for our product candidates.

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

If we receive regulatory approval for our future product candidates, we will be subject to ongoing FDA obligations and continued regulatory oversight and review, such as continued safety reporting requirements; and we may also be subject to additional FDA post-marketing restrictions and obligations. If we are not able to maintain regulatory compliance, we may not be permitted to market our product candidates and/or may be subject to product recalls or seizures. Any regulatory approvals that we receive for our future product candidates may also be subject to limitations on the indicated uses for which the medicine may be marketed or contain requirements for potentially costly post-marketing follow-up studies. In addition, if the FDA approves any of our product candidates, we will be subject to ongoing and continuing regulatory requirements.

Failure to obtain regulatory approval in foreign jurisdictions would prevent us from commercializing our product candidates abroad.

We may seek to commercialize our products and product candidates in international markets with the help of one or more partners or on our own. Outside the United States, we may commercialize a product only if we receive a marketing authorization and, in many cases, pricing approval, from the appropriate regulatory authorities, whose approval processes include all of the risks associated with the FDA approval process, and, in some cases, additional risks. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Although we have received Orphan Drug designation in the EU of Korlym to treat patients with Cushing’s syndrome, we are not currently seeking to obtain any foreign approvals.

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

Our efforts to discover, develop and commercialize product candidates beyond Korlym for the treatment of patients with Cushing’s syndrome are at an early stage and may fail to successfully commercialize any of them.

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

We only have significant clinical experience with mifepristone and we may determine that mifepristone is not desirable for uses other than for the treatment of Cushing’s syndrome. For example, we do not intend to develop mifepristone for mitigation of the weight gain associated with the use of Zyprexa®, Risperdal® or other atypical antipsychotics, even though we have reported positive results in double blind placebo controlled studies. We may pursue other cortisol modulators for this use. The compounds developed pursuant to our early discovery, preclinical and clinical research programs may fail to become viable product candidates regardless of the resources we dedicate to their development. Even if product candidates are identified, we may abandon further development efforts before we reach clinical trials or after expending significant expense and time conducting clinical trials due to financial constraints, concerns over the safety or efficacy of the product candidates, marketing considerations, manufacturing difficulties or other reasons. Moreover, governmental authorities may enact new legislation or regulations that could limit or restrict our development efforts. If we are unable to successfully discover and commercialize new uses for cortisol modulators, we may be unable to generate sufficient revenue to support our operations.

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

Risks Related to Our Capital Needs and Financial Results

We may need additional capital in order to complete the development of Korlym for additional indications or for the development and commercialization of our proprietary, selective cortisol modulators. Additional capital may not be available to us at all or on favorable terms, which could adversely affect our business.

We may need to raise additional funds to continue and expand the development of Korlym and our proprietary, selective cortisol modulators in additional indications. We may also raise additional funds for other research and development activities, including clinical trials, and working capital and for other general corporate purposes, or to acquire or invest in businesses, products and technologies that are complementary to our own.

Factors affecting our liquidity include the following:

•	the pace at which physicians adopt Korlym as a treatment;
•	the willingness of insurance companies and the government payors to provide coverage for Korlym;
•	the timing and outcome of our Phase 1/2 clinical trial of Korlym for the treatment of triple-negative breast cancer and further clinical development related to this indication;
•	the outcome of clinical trials of CORT125134 and further clinical development of that compound;
•	changes in our research and development plans for our other proprietary, selective cortisol modulators;
•	the need to perform additional clinical trials and other supportive studies; and
•	developments or disputes concerning patents or proprietary rights, including announcements of claims of infringement, interference or litigation against us or our licensors.

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

The costs required to start or continue many of the programs that our intellectual property allows us to consider for further development are collectively greater than the funds currently available to us. For example, we have successfully discovered three series of compounds that are selective cortisol modulators but do not appear to block the progesterone receptor. Further development of these proprietary compounds or any further development stemming from our method of use patents may be delayed or cancelled if we determine that our expected revenue will be insufficient to support such programs and we are unable to obtain funding from other sources.

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

Pursuant to our Financing Agreement with Biopharma entered into in August 2012, we are obligated to make payments to Biopharma equal to 20 percent of our net product sales of Korlym, any future mifepristone-based products and our next-generation selective cortisol modulators, subject to certain quarterly caps, as well as an un-capped 20 percent of any upfront, milestone or other contingent payments we receive with respect to Covered Products, until such payments to Biopharma total $45.0 million, at which point the obligation will be extinguished.

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

We have exclusively licensed five issued U.S. patents from Stanford University for the use of cortisol modulators, including mifepristone, in the treatment of psychotic depression, cocaine-induced psychosis and early dementia, including early Alzheimer’s disease. We have also exclusively licensed from the University of Chicago two issued U.S. patents for the use of cortisol modulators in the treatment of triple-negative breast cancer, and a third issued U.S. patent covering the use of cortisol modulators to treat castration-resistant prostate cancer.

We bear the costs of prosecuting, protecting and defending the rights to these patents. In order to maintain the exclusive license to these patents until their expiration, we are obligated to make milestone and royalty payments to both universities. If we become noncompliant with our obligations under our agreements, we may lose the right to commercialize mifepristone for the treatment of psychotic depression, cocaine-induced psychosis, early dementia, triple-negative breast cancer and castration-resistant prostate cancer and our business could be materially harmed. In addition, if Stanford University were to terminate our mifepristone license due to breach of the license on our part, we would not be able to commercialize mifepristone for the treatment of psychotic depression, cocaine-induced psychosis or early dementia. If the University of Chicago were to terminate our licenses, we may not be able to commercialize cortisol modulators for the treatment of triple-negative breast cancer or castration-resistant prostate cancer.

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

We cannot assure that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended July 29, 2016, our average daily trading volume was approximately 294,801 shares and the intra-day sales prices per share of our common stock on The NASDAQ Stock Market ranged from $3.22 to $6.33. As of July 29, 2016, our officers, directors and principal stockholders controlled 26 percent of our common stock. The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

As of July 29, 2016, our officers and directors control 26 percent of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

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

101

The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) unaudited Condensed Balance Sheets at June 30, 2016 and December 31, 2015, (ii) unaudited Condensed Statements of Comprehensive Income (Loss)_ for the three- and six-month periods ended June 30, 2016 and 2015, (iii) unaudited Condensed Statements of Cash Flows for the six-month periods ended June 30, 2016 and 2015, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date: August 2, 2016	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D. Chief Executive Officer

Date: August 2, 2016	/s/ G. Charles Robb
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

101

The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) unaudited Condensed Balance Sheets at June 30, 2016 and December 31, 2015, (ii) unaudited Condensed Statements of Comprehensive Income (Loss) for the three- and six-month periods ended June 30, 2016 and 2015, (iii) unaudited Condensed Statements of Cash Flows for the six- month periods ended June 30, 2016 and 2015, and (iv) Notes to Condensed Financial Statements.