Form 10-Q
period 2016-09-30
CORCEPT THERAPEUTICS INC
filed 2016-11-02
CIK 1088856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On October 28, 2016, there were 111,031,762 shares of common stock outstanding at a par value of $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED BALANCE SHEETS

(In thousands, except per share data)

	September 30,	December 31,
	2016	2015
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$47,865	$40,435
Trade receivables	8,236	6,221
Inventory	2,327	1,682
Prepaid expenses and other current assets	1,353	642
Total current assets	59,781	48,980
Strategic inventory	2,980	2,800
Property and equipment, net of accumulated depreciation	145	98
Other assets	24	24
Total assets	$62,930	$51,902
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,309	$1,325
Accrued clinical expenses	1,775	1,171
Other accrued liabilities	6,874	3,257
Long-term obligation - current portion	18,725	14,965
Deferred revenue	—	158
Total current liabilities	31,683	20,876
Long-term obligation, net of current portion	—	12,528
Commitments
Stockholders’ equity:
Common stock, par value $0.001 per share, 280,000 shares authorized and 110,881 and 109,642 shares issued and outstanding at September 30, 2016 and December 31, 2015 respectively	111	110
Additional paid-in capital	358,001	348,796
Accumulated deficit	(326,865)	(330,408)
Total stockholders’ equity	31,247	18,498
Total liabilities and stockholders’ equity	$62,930	$51,902

The accompanying notes are an integral part of these condensed financial statements.

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Product revenue, net	$21,725	$13,261	$57,509	$35,319
Operating expenses:
Cost of sales	668	256	1,497	997
Research and development	7,054	3,612	17,360	11,330
Selling, general and administrative	10,931	9,291	33,480	28,086
Total operating expenses	18,653	13,159	52,337	40,413
Income (Loss) from operations	3,072	102	5,172	(5,094)
Interest and other expense	(487)	(703)	(1,629)	(2,273)
Net income (loss) and comprehensive income (loss)	$2,585	$(601)	$3,543	$(7,367)

Basic and diluted net income (loss) per common share	$0.02	$(0.01)	$0.03	$(0.07)

Weighted average shares outstanding used in computing net income (loss) per share
Basic	110,652	108,461	110,118	106,104
Diluted	116,419	108,461	115,163	106,104

The accompanying notes are an integral part of these condensed financial statements.

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$3,543	$(7,367)
Adjustments to reconcile net income (loss) to net cash generated from (used in) operations:
Stock-based compensation	5,101	4,520
Accretion of interest expense	1,562	2,196
Amortization of debt financing costs	16	20
Depreciation and amortization of property and equipment	72	127
Changes in operating assets and liabilities:
Trade receivables	(2,015)	(2,611)
Inventory	(825)	703
Prepaid expenses and other current assets	(679)	261
Other assets	—	(11)
Accounts payable	2,984	(146)
Accrued clinical expenses	604	273
Other accrued liabilities	3,617	956
Deferred revenue	(158)	46
Net cash provided by (used in) operating activities	13,822	(1,033)
Cash flows from investing activities:
Purchases of property and equipment	(119)	(34)
Cash used in investing activities	(119)	(34)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options and warrants, net of issuance costs	4,073	19,712
Payments related to long-term obligation	(10,346)	(6,443)
Net cash provided by (used in) financing activities	(6,273)	13,269
Net increase in cash and cash equivalents	7,430	12,202
Cash and cash equivalents, at beginning of period	40,435	24,248
Cash and cash equivalents, at end of period	$47,865	$36,450

The accompanying notes are an integral part of these condensed financial statements.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Corcept Therapeutics Incorporated was incorporated in the State of Delaware in May 1998, and our headquarters are located in Menlo Park, California. We are a pharmaceutical company engaged in the discovery, development and commercialization of medications that treat severe metabolic, oncologic, and psychiatric disorders by modulating the effect of the stress hormone cortisol. In 2012, the United States Food and Drug Administration (FDA) approved Korlym® (mifepristone) 300 mg tablets as a once-daily oral medication for treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. We have discovered and patented three structurally distinct series of selective cortisol modulators, consisting of more than 300 compounds, and we are developing them to treat a broad range of disorders.

Basis of Presentation

The accompanying unaudited condensed balance sheet as of September 30, 2016 and the condensed statements of comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015 and the condensed statements of cash flows for the nine months ended September 30, 2016 and 2015 have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2015 has been derived from audited financial statements at that date.

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at fair value as measured using Level 1 inputs, which approximates cost. As of September 30, 2016 and December 31, 2015, all of our funds were held in checking and money market fund accounts maintained at major U.S. financial institutions.

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

We expense the manufacturing costs for product candidates incurred prior to regulatory approval as research and development expense as we incur them. We begin capitalizing costs related to the manufacture of a product candidate when we obtain regulatory approval to begin marketing that product.

Long-term Obligation

In August 2012, we entered into a Purchase and Sale Agreement (Financing Agreement) with Biopharma Secured Debt Fund II Sub, S.à r.l (Biopharma), a private limited liability company organized under the laws of Luxembourg. Under the terms of the Financing Agreement, we received $30.0 million from Biopharma, which upon receipt we recorded as a long-term obligation. In return, we are obligated to make payments to Biopharma totaling $45.0 million. These payments equal a percentage of (i) our net product sales, which include sales from any product containing mifepristone or any of our proprietary selective cortisol modulators (Covered Products) and (ii) cash or cash equivalents received from any licensing transaction or co-promotion arrangement involving Covered Products, including any upfront or milestone payments, if any (together, Korlym Receipts). Once we have paid Biopharma a total of $45.0 million, no more payments will be due and the obligation will be extinguished.

We recognize a portion of each quarterly payment under the Financing Agreement as interest expense, which we determine by calculating the interest rate to Biopharma implied by the stream of quarterly payments we expect to make. The amount shown on our balance sheet as the current portion is an estimate of the amount we expect to repay Biopharma in the 12 months following September 30, 2016. We record the balance of the outstanding portion of the obligation, if any, as a long-term liability.

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

Net Product Sales

We primarily sell Korlym directly to patients through Dohmen Life Science Services (Dohmen), a specialty pharmacy. Prior authorization and confirmation of coverage by the patients’ private or government insurance plan or by a third-party charity is a prerequisite for Dohmen to ship Korlym to a patient. We recognize revenue upon the delivery of Korlym to these patients.

We recognize revenue from sales of Korlym upon delivery to patients as long as (i) there is persuasive evidence that an arrangement exists between ourselves and the customer, (ii) collectability is reasonably assured and (iii) the price is fixed or determinable. Prior authorization or confirmation of coverage level by the patient’s private insurance plan or government payor is a prerequisite to the shipment of Korlym to a patient.  In order to conclude that the price is fixed or determinable, we must be able to (i) calculate gross product revenues from the sales to our customers and (ii) reasonably estimate net product revenues.

Effective January 1, 2016, we recognize sales to our specialty distributor (SD) at the time of sale to the SD. Before that date, we did not recognize these sales until the SD had in turn sold to its customers.  Sales to the SD were less than two percent of our revenue in each of the three and nine months ended September 30, 2016.

We donate cash to the National Organization for Rare Disorders (“NORD”), an independent non-profit organization that helps patients with financial need pay for the treatment of Cushing’s syndrome. We do not include in revenue payments we receive from NORD.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

We calculate gross product revenues based on the price we charge our customers. We estimate our net product revenues by deducting from our gross product revenues (a) estimated government rebates and chargebacks, (b) estimated costs of our patient co-pay assistance program, (c) trade allowances, such as discounts for prompt payment and (d) reserves for expected product returns.  We initially record estimates for these deductions at the time we recognize the gross revenue. We update our estimates as new information becomes available.

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

Research and Development

Research and development expenses consist of direct expenses, such as the cost of discovery research, pre-clinical studies, and clinical trials relating to our portfolio of proprietary, selective cortisol modulators, manufacturing development, preparations for submissions to the FDA or other regulatory agencies and related overhead expenses. We expense nonrefundable payments to third-parties as well as the cost of technologies and materials used in research and development as they are incurred.

We base our cost accruals for research, preclinical activities, and clinical trials on estimates of work completed under service agreements, milestones achieved, patient enrollment and past experience with similar contracts. Our estimates of work completed and associated cost accruals include our assessments of information from third-party contract research organizations and the overall status of clinical trial and other development and administrative activities.

Stock-Based Compensation

We account for stock-based compensation related to option grants under the fair value method, based on the value of the award at the grant date using the Black-Scholes option valuation model and we recognize expense over the requisite service period, net of estimated forfeitures.

We recognize the expense of options granted to non-employees based on the fair-value based measurement of the option grants at the time of vesting.

Recently Issued Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The standard states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” which deferred the effective date of ASU No. 2014-09. ASU No. 2014-09 will now be effective for the Company beginning January 1, 2018 and can be adopted on a full retrospective basis or on a modified retrospective basis. Early application is permitted in 2017.  In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations,” which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. We are evaluating the impact of the adoption of these standards on our Condensed Consolidated Financial Statements.

In August 2014, the FASB issued ASU No. 2014-15 (Subtopic 205-40), “Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which provides guidance about management's responsibility to evaluate whether or not there is substantial doubt about the Company's ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for fiscal years, and interim periods within those fiscal years, ending after December 15, 2016. Early application is permitted. The adoption of this standard had no impact on our Condensed Consolidated Financial Statements.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, with early adoption permitted. The new guidance will be applied retrospectively to each prior period presented. The Company retrospectively adopted ASU 2015-03 as of January 1, 2016, resulting in a $35,000 decrease to long-term assets and long-term debt as of December 31, 2015 on its consolidated balance sheets.  The adoption of this standard had no impact on our Condensed Statement of Comprehensive Income (Loss).

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

In November 2015, the FASB issued ASU No. 2015-17 (ASU 2015-17) "Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. Previous guidance required deferred tax liabilities and assets to be separated into current and noncurrent amounts on the balance sheet. The guidance will become effective for us beginning in the first quarter of 2017 and may be applied either prospectively or retrospectively. Early adoption is permitted. At the time of adoption, we will reclassify current deferred tax amounts on our Consolidated Balance Sheets as noncurrent. As we have a full valuation allowance against its deferred tax assets for all periods presented, the adoption is not expected to have a material impact on our Condensed Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (ASU 2016-02), which increases transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. We are evaluating the impact of the adoption of this standard on our Condensed Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) “Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09), which is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. We are evaluating the impact of the adoption of this standard on our Condensed Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): “Classification of Certain Cash Receipts and Cash Payments,” which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The guidance will be effective for the fiscal year beginning after December 15, 2017, including interim periods within that year. We do not expect adoption of this standard to have an impact on our Condensed Consolidated Financial Statements.

2. Composition of Certain Balance Sheet Items

Inventory

The composition of inventory was as follows:

	September 30,	December 31,
	2016	2015
	(in thousands)
Raw materials	$2,866	$2,141
Work in progress	3	3
Finished goods	2,438	2,338
Total inventory	5,307	4,482
Less strategic inventory classified as non-current	(2,980)	(2,800)
Total inventory classified as current	$2,327	$1,682

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

We have one manufacturer for mifepristone, the active pharmaceutical ingredient (API) in Korlym — Produits Chimiques Auxiliaires et de Synthèse SA (PCAS) — and one tablet manufacturer for Korlym — Alcami Corporation (formerly known as AAI Pharma Services Corp.). If either of these companies is unable to manufacture API or Korlym tablets in the quantities and time frames we require, we may not be able to meet customer demand. In order to mitigate these risks, we purchase and hold as “Strategic Inventory” additional quantities of API and Korlym tablets that we do not expect to consume within 12 months following the relevant balance sheet date.

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	September 30,	December 31,
	2016	2015
	(in thousands)
Government rebates	$2,787	$1,663
Accrued compensation	3,380	1,103
Commercialization costs	89	111
Legal fees	140	69
Professional fees	146	220
Other	332	91
Total other accrued liabilities	$6,874	$3,257

3. Long-Term Obligation

As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, Long-term Obligation, under the Financing Agreement with Biopharma we make payments to Biopharma calculated as a percentage of our Korlym Receipts. Biopharma’s right to receive payments will expire once it has received $45.0 million. Through September 30, 2016, we have paid Biopharma $25.4 million, with an additional payment of $4.4 million made in October 2016.  We expect to fully repay this obligation in 2017.

Under the terms of the Financing Agreement, our payments are variable, with no fixed minimums. If there are no net sales, upfront, milestone or other contingent payments in a period with respect to Covered Products, then no payment will be due for that period.

We are obligated to make payments as follows:

•	20 percent of our net sales of Covered Products.
•	20 percent of payments received for upfront, milestone or other contingent fees under co-promotion and out-license agreements for Covered Products.
•

The percentage used to calculate our payments will increase to 50 percent if we (i) fail to provide Biopharma with certain information regarding our promotion and sales of Covered Products, (ii) do not devote a commercially reasonable amount of resources to the promotion and marketing of the Covered Products or (iii) incur indebtedness greater than the sum of our earnings before interest, taxes, depreciation and amortization, and non-cash stock-based compensation, for the four calendar quarters preceding such incurrence and, in each case, fail to cure within the applicable cure period.

•

If there is a Corcept change of control transaction or we license Korlym to a third-party for promotion and sale in the United States, the entire $45.0 million, less any amounts already paid, will become due.

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

We recorded interest expense of $455,000 and $1.6 million for the three and nine months ended September 30, 2016, respectively, and $698,000 and $2.2 million for the three and nine months ended September 30, 2015, respectively, and total accreted interest of $14.2 million for the period from August 2012 through September 30, 2016.

The following table provides a summary of the payment obligations under the Financing Agreement as of September 30, 2016 and December 31, 2015, utilizing the payment assumptions discussed above.

	September 30,	December 31,
	2016	2015
	(in thousands)
Total repayment obligation	$45,000	$45,000
Less interest in future periods	(822)	(2,385)
Less unamortized financing costs	(19)	(35)
Less payments made	(25,434)	(15,087)
Less current portion	(18,725)	(14,965)
Long-term obligation, net of current portion	$—	$12,528

We capitalized $140,000 of issuance costs related to the Financing Agreement, which are being amortized over the estimated term of the obligation, based on the assumptions discussed above. At September 30, 2016 and December 31, 2015, the unamortized issuance costs were approximately $19,000 and $35,000, respectively, and are included in long-term obligation, netted against debt on our balance sheets, pursuant to ASU 2015-03.

4. Lease obligations

In July 2015, we exercised our option to extend the lease for our office space through December 2016. We subsequently amended the lease agreement in February 2016 to extend the lease through 2019 and to add additional space. In March 2016, we early terminated the lease and replaced it with a new lease effective May 1, 2016 through March 31, 2019. Rent expense for the three months ended September 30, 2016 and 2015 was $246,000 and $158,000, respectively. Rent expense for the nine months ended September 30, 2016 and 2015 was $639,000 and $474,000, respectively.

As of September 30, 2016, future minimum lease payments under non-cancelable operating leases were as follows:

Lease
Payments
2016 (remainder)	$200
2017	937
2018	1,115
2019	279
Thereafter	—
Total	$2,531

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

5. Stock Option Plans

We have two stock option plans – the 2004 Equity Incentive Plan (the 2004 Plan) and the 2012 Incentive Award Plan (the 2012 Plan) with stock options outstanding as of September 30, 2016. On February 26, 2016, our Board of Directors authorized an increase of approximately 4.4 million shares in the number of shares available for issuance under the 2012 Plan, which was 4% of the shares of our common stock outstanding as of December 31, 2015, pursuant to the terms of the 2012 Plan.

During the nine months ended September 30, 2016, we issued an aggregate of 1,239,000 shares of our common stock upon the exercise of stock options.

The following table provides a summary of stock-based compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Research and development	$321	$196	$879	$579
Selling, general and administrative	1,510	1,346	4,222	3,941
Total stock-based compensation	$1,831	$1,542	$5,101	$4,520

6. Net Income (Loss) Per Share

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

The following table shows the computation of net income (loss) per share for each period, including the number of weighted-average shares outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Numerator:
Net income (loss)	$2,585	$(601)	$3,543	$(7,367)
Denominator:
Weighted-average shares used to compute basic net income (loss) per share	110,652	108,461	110,118	106,104
Dilutive effect of employee stock options	5,767	—	5,045	—
Weighted-average shares used to compute diluted net income (loss) per share	116,419	108,461	115,163	106,104
Net income (loss) per share attributable to common stockholders
Basic and diluted	$0.02	$(0.01)	$0.03	$(0.07)

The following table presents information on securities outstanding as of the end of each period that could potentially dilute the per share data in the future.

	September 30,
	2016	2015
	(in thousands)
Stock options outstanding	18,570	17,033

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Corcept is engaged in the discovery, development and commercialization of drugs that treat severe metabolic, oncologic and psychiatric disorders by modulating the effects of the hormone cortisol. Elevated levels and abnormal release patterns of cortisol are implicated in a broad range of human disorders. Since our inception in 1998, we have been developing mifepristone, a compound that modulates the effects of cortisol by acting as a competitive antagonist at the glucocorticoid receptor (GR). We have also discovered three structurally distinct series of proprietary, selective cortisol modulators, all of which share mifepristone’s affinity for GR but, unlike mifepristone, do not bind to the progesterone receptor and so do not cause effects associated with progesterone receptor antagonism. Both pre-clinical and clinical development of the lead compounds from these series are in progress.

In 2012, the United States Food and Drug Administration (FDA) approved Korlym® (mifepristone) 300 mg tablets as a once-daily oral medication for the treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery.

We are conducting a Phase 1/2 trial of mifepristone in combination with the chemotherapy drug eribulin (Halaven®) to treat patients with metastatic, triple-negative breast cancer – a form of solid-tumor cancer with a particularly poor prognosis. Enrollment in this trial is complete. We expect to release top-line results of this trial in the fourth quarter of 2016.

We are conducting two clinical trials of our proprietary selective cortisol modulator, CORT125134. One trial is investigating CORT125134 as a potential treatment for patients with Cushing’s syndrome. The second trial is investigating the combination of CORT125134 and anti-cancer agents as a treatment for patients with a variety of solid-tumor cancers. Both trials are currently enrolling patients.

We are advancing other compounds from our portfolio of selective cortisol modulators towards the clinic and expect to begin clinical trials of two or more of them in 2017.

Cushing’s Syndrome

Background.  Cushing’s syndrome is caused by prolonged exposure of the body’s tissues to high levels of the stress hormone cortisol. It is relatively uncommon and most often affects adults aged 20 to 50. An estimated 10 to 15 of every one million people are newly diagnosed with this syndrome each year, resulting in approximately 3,000 new patients and an estimated prevalence of 20,000 patients with Cushing’s syndrome in the United States.

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

We first made Korlym available to patients on a commercial basis in April 2012. We sell Korlym using experienced sales representatives, who target the approximately 1,500 endocrinologists who care for a large portion of the patients with Cushing’s syndrome. We also reach patients directly through web-based initiatives and interactions with patient groups. Because a large percentage of the people who suffer from Cushing’s syndrome remain undiagnosed or are inadequately treated, we have developed and continue to refine and expand programs to educate the medical community and patients about diagnosis of this syndrome and to increase awareness regarding the role of cortisol modulators to treat the disease. In addition, we have a field-based force of medical science liaisons.

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

Development of CORT125134 to Treat Patients with Cushing’s Syndrome.  In the second quarter of 2016, we began a Phase 2 trial of our proprietary, selective cortisol modulator, CORT125134, to treat patients with Cushing’s syndrome. CORT125134 shares Korlym’s affinity for GR. Data from the compound’s Phase 1 trial showed that it can potently modulate the effects of the steroid prednisone, a commonly-used GR agonist, on serum osteocalcin, white blood cell counts, glucose metabolism and expression of the protein FKBP5 – a genetic marker of GR activation. Modulating the effect of prednisone is important, because it is a strong surrogate for Korlym’s modulation of cortisol – the essential quality of an effective treatment for patients with Cushing’s syndrome. Phase 1 pharmacokinetic data indicate that CORT125134 is suitable for once-daily oral dosing.

Oncology

Background.  There is substantial in vitro, in vivo and clinical evidence that cortisol’s binding to GR allows certain solid-tumor cancers to resist treatment. In some cancers, such as triple-negative breast cancer, cortisol activity at GR promotes tumor growth. After binding to GR, cortisol stimulates genes that retard cellular apoptosis. Cortisol also suppresses the body’s immune response. Suppression of the body’s immune response is often beneficial, as it lessens the frequency of autoimmune diseases. However, activating, not suppressing, the body’s immune system is beneficial in fighting certain cancers. When a patient undergoes chemotherapy that is intended to promote apoptosis in tumor cells, cortisol’s anti-apoptotic effect is counterproductive. Our expectation is that adding a cortisol modulator to a patient’s treatment regimen will also help the patient’s own immune system combat the disease.

Our research has shown that a range of tumor-types express GR and are potential targets for cortisol modulation therapy, among them triple-negative breast, ovarian, prostate, cervical, and pancreatic cancers, as well as sarcoma and melanoma.

Development of Korlym to Treat Patients with Solid-Tumor Cancers. In January 2014, we began a Phase 1/2 trial of Korlym in combination with eribulin to treat metastatic triple-negative breast cancer. (“Eribulin” is the generic name of Eisai Inc.’s drug Halaven.) Approximately 40,000 women are diagnosed with this type of cancer each year. There is no FDA-approved treatment and neither a targeted treatment nor a preferred standard chemotherapy regimen for metastatic triple-negative breast cancer patients exists. Our research indicates that more than 75 percent of the tumors in patients with this disease express GR and so may respond to therapy that includes a cortisol modulator. We completed enrollment in the efficacy phase of this Phase 1/2 trial in the second quarter of 2016.

Investigators at the University of Chicago have initiated a double-blind, placebo-controlled, multicenter Phase 2 study of Korlym in combination with nab-paclitaxel (Celgene’s drug, Abraxane®) to treat 64 patients with advanced, GR-positive triple-negative breast cancer.    University of Chicago investigators are also leading a randomized, controlled multicenter Phase 2 study of Korlym combined with the androgen deprivation agent enzalutamide (Medivation’s drug, Xtandi®) versus enzalutamide monotherapy to treat 84 patients with metastatic, castration-resistant prostate cancer.  The investigators’ hypothesis is that adding cortisol modulation to androgen deprivation therapy will better suppress tumor growth. We are providing Korlym for both trials.

We have licensed patents from the University of Chicago covering the use of cortisol modulators in combination with anti-cancer agents to treat triple-negative breast cancer and with androgen deprivation agents to treat castration-resistant prostate cancer.

CORT125134 to Treat Patients with Solid-Tumor Cancers. We are conducting an open-label Phase 1/2 trial of CORT125134 in combination with anti-cancer agents to treat a range of solid-tumor cancers. The trial’s initial phase is studying the combination of nab-paclitaxel and CORT125134 to treat any solid-tumor cancer suitable for treatment with nab-paclitaxel (Celgene’s drug, Abraxane®). Once we identify a recommended dose of the CORT125134/nab-paclitaxel combination, we plan to open one or more expansion cohorts, each containing 20 patients, to test the combination’s efficacy in one or more of the solid-tumor cancers studied in the dose-finding phase. Possible target indications include triple-negative breast cancer, castration-resistant prostate cancer, ovarian cancer, pancreatic cancer and cervical cancer. We may choose to open additional dose-finding cohorts to study CORT125134 in combination with different companion therapeutic agents, including immunotherapy, to treat other solid-tumor cancers.

Our Proprietary, Selective Cortisol Modulators

CORT125134 is the lead compound in our portfolio of proprietary selective cortisol modulators, which consists of three structurally distinct series. All of these compounds, like Korlym, potently block GR but do not block the progesterone, estrogen or androgen receptors.  In addition to our findings with CORT125134, several of our new compounds have demonstrated positive results in animal or in vitro models of various indications, including but not limited to the prevention and reversal of alcohol dependence; Alzheimer’s disease; post-traumatic stress disorder; electroconvulsive-induced retrograde amnesia; amyotrophic lateral sclerosis (ALS or Lou Gehrig’s Disease); muscular dystrophy; prevention of glucocorticoid-induced neurological damage in premature infants; anti-

psychotic-induced weight gain; fatty liver disease; metabolic syndrome; obesity; and breast, ovarian and prostate cancer (in combination with an anti-cancer agent). We are advancing the most promising of these compounds towards the clinic and expect to begin clinical trials of two or more of them in 2017.

The United States Patent & Trademark Office (USPTO) and the European Patent Office (EPO) have issued to us composition of matter patents related to these compounds.  In addition, we own or have exclusively-licensed patents for the use of all cortisol modulators (including Korlym) in a broad range of disorders.

Financing update

Before Korlym generated revenue, we supported our operations primarily with proceeds from public and private sales of our equity securities and funds from our Biopharma Financing Agreement. Revenues from the sale of Korlym have substantially increased since the medication’s approval in 2012 and now fully support our operations. Based on the anticipated increase in revenues from Korlym and our current development plans, which include funding our Cushing’s syndrome commercial operations, completing our Phase 1/2 study of Korlym for the treatment of triple-negative breast cancer and (if that study produces positive results) conducting a Phase 3 study, conducting two clinical trials of CORT125134, one in Cushing syndrome and another in solid tumor cancers, and advancing to the clinic at least two more of our next generation compounds, we expect to remain cash-flow breakeven without needing to raise additional funds. However, we may choose to raise additional funds to finance strategic priorities.

As of September 30, 2016, we had an accumulated deficit of $326.9 million. We have historically incurred operating losses due to the cost of our research and development activities, including clinical trial activities for Korlym and our selective cortisol modulators, discovery research, non-clinical activities such as toxicology and carcinogenicity studies, manufacturing and regulatory activities, as well as selling, general and administrative expenses, including expenses related to the commercialization of Korlym, offset by our net product revenue. We may incur further losses as we continue our discovery and clinical development programs, apply for regulatory approvals, develop or acquire medications in other therapeutic areas, and expand our sales, marketing and administrative capabilities.

Results of Operations

Net Product Revenue – Net product revenue is gross product revenue from sales to our customers less deductions for estimated government rebates and chargebacks.

Net product revenue was $21.7 million and $57.5 million for the three and nine months ended September 30, 2016, respectively, as compared to $13.3 million and $35.3 million in the corresponding periods in 2015. This increase was primarily driven by the increase in our sales volume and price increases.

Cost of sales – Cost of sales includes the cost of API, tableting and packaging, indirect personnel and overhead costs, and the cost of stability testing and distribution.

Cost of sales was $668,000 and $1.5 million for the three and nine months ended September 30, 2016, respectively, as compared to $256,000 and $997,000 in the corresponding periods in 2015. Cost of sales increased for the three and nine months ended September 30, 2016 due to greater sales volumes. For the three months and nine months ended September 30, 2016, cost of sales was 3.1 percent and 2.6 percent, respectively, of our net product revenue, as compared to 1.9 percent and 2.8 percent in the corresponding periods in 2015. The increase in cost of sales in the third quarter of 2016 as a percentage of net product revenue was due to a one-time expenditure at one of our manufacturers.

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

Research and development expenses increased approximately 95.3 percent to $7.1 million for the three months ended September 30, 2016 from $3.6 million for the comparable period in 2015. Research and development expenses increased approximately 53.2 percent to $17.4 million for the nine months ended September 30, 2016 from $11.3 million for the comparable period in 2015.  The increase in expenses was due primarily to increased spending on the advancement of CORT125134, which entered clinical trials in patients in the second quarter of 2016, as well as increased compensation expense due to our hiring of additional clinical employees.

Below is a summary of our research and development expenses by major project:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Project	(in thousands)		(in thousands)
Development programs:
Oncology	$1,127	$915	$3,625	$2,329
Cushing’s syndrome	891	151	2,496	467
Psychotic depression	—	68	—	282
Pre-clinical selective cortisol modulators	3,904	1,137	7,487	5,566
Unallocated activities, including pre-clinical, manufacturing and regulatory activities	811	1,145	2,873	2,107
Stock-based compensation	321	196	879	579
Total research and development expense	$7,054	$3,612	$17,360	$11,330

We expect our research and development expenditures in the remainder of 2016 and beyond to increase as we conduct additional pre-clinical and clinical trials, advance our current clinical trials, and perform additional discovery research.

Many factors can affect the cost and timing of our pre-clinical and clinical programs, including inconclusive results, slow patient enrollment, adverse side effects, insufficient supplies of medicine, unforeseen difficulties in the formulation or manufacture of the study drug, and real or perceived lack of effectiveness or safety of the drug being investigated. The development of our product candidates is subject to extensive governmental regulation. These factors make it difficult to predict the timing and cost of the further development and approval of our product candidates.

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

Selling, general and administrative expenses for the three months ended September 30, 2016 increased 17.7 percent to $10.9 million, from $9.3 million for the comparable period in 2015. Selling, general and administrative expenses for the nine months ended September 30, 2016 increased 19.2 percent to $33.5 million from $28.1 million for the comparable period in 2015. The increases were driven primarily by increased compensation expense due to additional hiring, Fiscal 2016 bonus expense, and commissions related to increased sales. Stock-based compensation expense was $1.5 million and $4.2 million for the three and nine months ended September 30, 2016, respectively, compared to $1.4 million and $3.9 million for the corresponding periods in 2015. Our selling, general and administrative expenses are likely to increase in the remainder of 2016 and beyond as our commercial business grows.

Interest and other expense – Interest and other expense for the three and nine months ended September 30, 2016 was $487,000 and $1.6 million, respectively, as compared to $703,000 and $2.3 million for the comparable period in 2015. These amounts consisted of interest expense related to our Biopharma financing agreement for all periods presented. Interest expense for the remainder of 2016 and future years related to this obligation will decrease as our quarterly payments reduce the obligation’s outstanding balance. We expect to fully repay the underlying obligation in 2017.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands, except for per share data)
GAAP net income (loss)	$2,585	$(601)	$3,543	$(7,367)
Non-cash expenses:
Stock-based compensation	1,831	1,542	5,101	4,520
Accretion of interest expense related to long-term obligation	455	698	1,562	2,196
Non-GAAP net income (loss), as adjusted for non-cash expenses	$4,871	$1,639	$10,206	$(651)

Basic and diluted net income (loss) per share	$0.02	$(0.01)	$0.03	$(0.07)

Non-GAAP basic and diluted net income (loss) per share, as adjusted for non-cash expenses	$0.04	$0.02	$0.09	$(0.01)

Weighted average shares outstanding shares used in computing net income (loss) per share
Basic	110,652	108,461	110,118	106,104
Diluted	116,419	108,461	115,163	106,104

Liquidity and Capital Resources

Until the quarter ended December 31, 2015, we had incurred net operating losses since inception. At September 30, 2016, we had an accumulated deficit of $326.9 million. Since 2012, we have relied primarily on revenues from the sale of Korlym and proceeds from the sale of our common stock and from our Financing Agreement with Biopharma to fund our operations.

At September 30, 2016, we had cash and cash equivalents of $47.9 million, compared to $40.4 million at December 31, 2015. Net cash provided by operating activities for the nine months ended September 30, 2016 was $13.8 million, primarily due to greater sales volumes, while net cash used in operating activities for the nine months ended September 30, 2015 was $1.0 million. We used cash in each period primarily to fund our Cushing’s syndrome commercial activities and for research and development. In addition, we made payments under the Biopharma Financing Agreement of $10.3 million and $6.4 million during the nine months ended September 30, 2016 and 2015, respectively.

We are required to make aggregate payments under the Biopharma Financing Agreement of $45.0 million, with $25.4 million paid through September 30, 2016 and an additional payment of $4.4 million made in October 2016. We expect to fully repay the obligation in 2017.

Based on our current commercial, research and clinical development plans, we expect to fund our operations without needing to raise additional funds. However, if we choose to raise additional funds to finance strategic priorities, we cannot be certain that funding will be available on acceptable terms or at all. Any additional equity financing may be dilutive to stockholders, and any debt financing, if available, may involve restrictive covenants. If we obtain funds through collaborations with others, these arrangements may be on unfavorable terms or may require us to relinquish certain rights to our technologies or product candidates that we would otherwise seek to develop on our own.

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

Contractual Obligations and Commercial Commitments

Our contractual payment obligations and purchase commitments as of December 31, 2015 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, and have not changed materially during the nine months ended September 30, 2016.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. During nine months ended September 30, 2016, we did not make any significant changes to our critical accounting policies and estimates, except for the change in accounting treatment for our specialty distributor sales referenced in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks as of September 30, 2016 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, and have not changed materially during the nine months ended September 30, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Physicians will prescribe Korlym only if they determine, based on experience, clinical data, side effect profiles and other factors, that it is preferable to other treatments, even if those products are not approved for Cushing’s syndrome. Because Cushing’s syndrome is rare, most physicians are inexperienced in the care of patients with the illness and it may be difficult to persuade them to prescribe Korlym, even with clinical trial results that show it is a compelling treatment.

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

Notwithstanding Korlym’s Orphan Drug designation in the United States, in 2012 Novartis received approval in both the United States and the European Union (EU) to market its somatostatin analogue Signifor for adult patients with Cushing’s disease (a subset of Cushing’s syndrome that accounts for approximately 70 percent of all Cushing’s syndrome patients) for whom pituitary surgery is not an option or has not been curative. Novartis also announced that it is undertaking an investigational study of an experimental compound to determine whether it can safely reduce the level of urinary free cortisol in patients with Cushing’s disease and to examine the compound’s safety. Novartis has substantially more resources and experience than we do and may provide significant competition. In addition, Novartis received Orphan Drug designation in the United States for the use of osilodrostat to treat Cushing’s disease and in the EU for the use of osilodrostat to treat Cushing’s syndrome. Novartis has begun a Phase 2 clinical trial in Japan investigating the use of this compound to treat Cushing’s syndrome due to causes other than Cushing’s disease, and a Phase 3 clinical trial in the EU investigating the use of osilodrostat to treat Cushing’s disease.

Laboratoire HRA Pharma (HRA) received Orphan Drug designation in the United States and the EU for the use of mifepristone to treat a subtype of Cushing’s syndrome. HRA began and terminated a Phase 2 clinical trial in Europe and the United States for this indication. Strongbridge Biopharma plc (Strongbridge) has received Orphan Drug designation in the United States and the EU for the use of levoketoconazole to treat Cushing’s syndrome. Strongbridge has begun a Phase 3 clinical trial in Europe and the United States for this indication. Exelgyn Laboratories, which operates as a subsidiary of Medi Challenge (Pty) Ltd., received Orphan Drug designation for mifepristone to treat Cushing’s syndrome in the EU, but it has stated that it has not yet conducted any clinical trials.

If we cannot continue to obtain acceptable prices or adequate coverage and reimbursement for Korlym from third-party payors, we will be unable to generate significant revenues.

The commercial success of Korlym depends on whether third-party insurance coverage is available. Government payors, including Medicare, Medicaid and the Veterans Administration, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medicines. As a result, they may not cover or provide adequate payment for Korlym. Our dependence on the commercial success of Korlym makes us particularly susceptible to cost containment efforts. Unless government and other third-party payors continue to provide adequate and timely coverage and reimbursement, physicians may not prescribe it and patients may not purchase it. In addition, meaningful delays in insurance coverage for individual patients may increase our costs and reduce our revenues.

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

We have no manufacturing capabilities and currently depend on one supplier to manufacture the active ingredient in Korlym and another to manufacture Korlym tablets. We also depend on a number of other suppliers to manufacture the API and capsules for CORT125134 and the other selective cortisol modulators we are developing. If these suppliers are unable or unwilling to continue manufacturing for us and we are unable to contract quickly with alternative sources, or if these third-party manufacturers fail to comply with FDA regulations or otherwise fail to meet our requirements, our business will be harmed.

PCAS, a third-party manufacturer, supplies all of the API in Korlym. Alcami, another third-party manufacturer, produces all of our Korlym tablets. We have entered into long-term agreements with these manufacturers. We rely on other third-parties to manufacture the API and capsules of the selective cortisol modulators that we are developing, including CORT125134. If any of these vendors is unable or unwilling to meet our future requirements, we may not be able to manufacture our product in a timely manner. Our current arrangements with these manufacturers are terminable by such manufacturers, subject to certain notice provisions.

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

We may be subject to product liability or other claims based on allegations that Korlym, or one of our product candidates has caused adverse effects. A product liability claim may damage our reputation by raising questions about Korlym or any of our product candidates’ safety and could limit our ability to sell a product by preventing or interfering with product commercialization. In some cases, less common adverse effects of a pharmaceutical product are not known until long after the FDA approves the product for marketing. The active ingredient in Korlym is used to terminate pregnancy. Therefore, clinicians using the medicine in our clinical trials and physicians prescribing the medicine to women with childbearing potential must take strict precautions to ensure that the medicine is not administered to pregnant women. The failure to observe these precautions could result in significant product liability claims.

We have limited product liability insurance that offers coverage we believe to be appropriate for a company marketing a single pharmaceutical product and developing others. We intend to extend our product liability insurance coverage to any product candidate for which we obtain marketing approval. However, this insurance may be prohibitively expensive or may not fully cover our potential liabilities. Our inability to obtain adequate insurance coverage at an acceptable cost could prevent or inhibit the commercialization of Korlym or our product candidates, or result in meaningful underinsured or uninsured liability. Defending a lawsuit could be costly and significantly divert management’s attention from conducting our business. If we were sued successfully, our liability could exceed our total assets.

We are subject to ongoing and continued regulatory review. If we are unable to maintain regulatory approval of Korlym for the treatment of patients with Cushing’s syndrome, or if we fail to comply with regulatory requirements, we will be unable to generate revenue or may be subject to penalties and our business will be harmed.

The FDA’s approval of Korlym was subject to limitations on the indicated uses for which the product may be marketed and requirements for post-marketing information reporting. If we violate any of the FDA’s restrictions or other marketing requirements, the FDA could withdraw its approval.

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

The FDA’s policies may change and additional governmental regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may place at risk the FDA marketing approval for Korlym and any other marketing approval that we may obtain, which would adversely affect our business, prospects and ability to sustain profitability.

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

•

federal false claims laws, including, without limitation, the False Claims Act, which prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Pharmaceutical companies have been prosecuted under these laws for a variety of promotional and marketing activities, such as allegedly providing free product to or entering into “sham” consulting arrangements with customers to induce such customers to purchase, order or recommend the company’s products in violation of the Anti-Kickback Statute and federal false claims laws and regulations; reporting to pricing services inflated average wholesale prices that were then used by certain governmental programs to set reimbursement rates; engaging in the promotion of “off-label” uses that caused customers to submit claims to and obtain reimbursement from governmental payors for non-covered “off-label” uses; and submitting inflated best price information to the Medicaid Drug Rebate Program;

•

the federal Civil Monetary Penalties law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;

•

the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created federal criminal laws that prohibit executing a scheme to defraud any health care benefit program or making false statements relating to health care matters;

•

federal “sunshine” laws, including the federal Physician Payment Sunshine Act, that require transparency regarding financial arrangements with health care providers, such as the reporting and disclosure requirements imposed by the PPACA on drug manufacturers regarding any “transfer of value” made or distributed to prescribers and other health care providers, and ownership or investment interests held by physicians and their immediate family members. Manufacturers are required to submit reports detailing these financial arrangements by the 90th day of each calendar year;

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

The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under such laws, it is possible that some of our business activities, including our relationships with physicians and other healthcare providers, some of whom recommend, purchase and/or prescribe our products, and the manner in which we promote our products, could be subject to challenge under one or more of such laws. We are also exposed to the risk that our employees, independent contractors, principal investigators, consultants, vendors, distributors, and CROs may engage in fraudulent or other illegal activity. While we have policies and procedures in place prohibiting such activity, it is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.

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

We store sensitive data on our computer networks and on the networks of third-party vendors, including our intellectual property and confidential information relating to our business and our employees.  Despite the implementation of security measures, our internal computer systems and those of our vendors are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, unauthorized access to electronic and other confidential information, other security breaches or accidents could cause interruptions in our operations, and could result in a material disruption of our clinical and commercialization activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that a disruption or security breach resulted in the theft of, loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our product research, development and commercialization efforts could be delayed or otherwise harmed.

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

The commencement and completion of clinical trials may be delayed by many factors that are beyond our control, including:

•	delays obtaining regulatory approval to commence a trial;
•	reaching agreement on acceptable terms with Clinical Research Organizations (“CROs”) and clinical trial sites;
•	obtaining institutional review board (IRB) approval at each site;
•	slower than anticipated patient enrollment;
•	scheduling conflicts with participating clinicians and clinical institutions;
•	lack of funding;
•	negative or inconclusive results;
•	patient noncompliance with the protocol;
•	adverse medical events or side effects among patients during the clinical trials;
•	negative or problematic FDA inspections of our clinical operations or manufacturing operations; and
•	real or perceived lack of effectiveness or safety.

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

We depend on third-parties to conduct and manage many of our clinical trials and to perform related data collection and analysis. If these third-parties do not successfully carry out their contractual duties or meet expected timelines, we may face costs and delays that may prevent or delay us from obtaining regulatory approval for or commercializing our product candidates, which could substantially harm our business.

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

We have agreements with the CROs and consultants conducting and managing our clinical trials to supervise and monitor clinical site performance and to perform investigator supervision, data collection and analysis for these trials. The conduct of future clinical trials, may also be conducted through the use of CROs and third-party clinical sites. We may not be able to maintain relationships with these or other CROs or with the clinical investigators and the clinical sites through the completion of all trial activities without delays in anticipated timing of trial activities or excessive expenditures. If any of our relationships with CROs or other third-parties terminates, we may not be able to enter into arrangements with alternative CROs or third-parties on commercially reasonable terms, or at all. If these CROs, clinical investigators, clinical sites or other third-parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised, our clinical trials may be extended, delayed or terminated and we may be unable to obtain regulatory approval for or successfully commercialize any of our product candidates.

We may be unable to obtain and maintain regulatory approvals for our product candidates.

We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities. Although we have received FDA approval to market Korlym, we may be unable to maintain such approval. We may never receive regulatory approval for any of our product candidates. Obtaining regulatory approval of a new drug is an uncertain, lengthy and expensive process. Success is never guaranteed. Failure can occur at any stage. In order to receive approval from the FDA for a product candidate, we must demonstrate that the new drug product is safe and effective for its intended use and that our manufacturing processes for the product candidate comply with the FDA’s cGMPs. These cGMPs include requirements related to production processes, quality control and assurance, and recordkeeping. The FDA has substantial discretion in the approval of human medicines. It may require substantial additional clinical testing or find our drug products do not satisfy the standards for approval. Our inability or the inability of our suppliers to comply with applicable FDA and other regulatory requirements can result in, among other things, delays in or denials of new product approvals, warning letters, fines, consent decrees restricting or suspending manufacturing operations, injunctions, civil penalties, recall or seizure of products, total or partial suspension of product sales, and criminal prosecution. Any of these or other regulatory actions could materially harm our business and our financial condition.

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

To develop additional sources of revenue, we must identify and develop new product candidates or new therapeutic uses for Korlym. The use of cortisol modulators may not be effective to treat any additional indications. Moreover, we could discover that the use of cortisol modulators has unacceptable side effects or is otherwise not safe. Due to the potential for lack of efficacy and side effects inherent in novel compounds and in new uses for existing medications, we are entering multiple compounds into development, which will increase our rate of spending with no assurance that we will be successful in developing new drugs that are safe and effective.

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

We only have significant clinical experience with mifepristone and we may determine that mifepristone is not desirable for uses other than for the treatment of Cushing’s syndrome. For example, we do not intend to develop mifepristone for mitigation of the weight gain associated with the use of Zyprexa®, Risperdal® or other atypical antipsychotics, even though we have reported positive results in double-blind placebo-controlled studies. We may pursue other cortisol modulators for this use. The compounds developed pursuant to our early discovery, preclinical and clinical research programs may fail to become viable product candidates regardless of the resources we dedicate to their development. Even if product candidates are identified, we may abandon further development efforts before we reach clinical trials or after expending significant expense and time conducting clinical trials due to financial constraints, concerns over the safety or efficacy of the product candidates, marketing considerations, manufacturing difficulties or other reasons. Moreover, governmental authorities may enact new legislation or regulations that could limit or restrict our development efforts. If we are unable to successfully discover and commercialize new uses for cortisol modulators, we may be unable to generate sufficient revenue to support our operations.

We will need to increase the size of our organization and we may experience difficulties in managing growth.

We expect that the further development of our research and development efforts will be constrained by our existing administrative, operational and management resources. Growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. To date, we have relied on a small management team. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage growth effectively.

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

Factors affecting our liquidity include the following:

•	the pace at which physicians adopt Korlym as a treatment;
•	the willingness of insurance companies and the government payors to provide coverage for Korlym;

•	the timing and outcome of our Phase 1/2 clinical trial of Korlym for the treatment of triple-negative breast cancer and further clinical development related to this indication;
•	the outcome of clinical trials of, Korlym, CORT125134, and our other product candidates and the further clinical development of those compounds;
•	changes in our research and development plans for Korlym and our other proprietary, selective cortisol modulators; and
•	developments or disputes concerning patents or proprietary rights, including announcements of claims of infringement, interference or litigation against us or our licensors.

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

Our patent applications and patents licensed or issued to us may be challenged by third-parties and our patent applications may not result in issued patents. Furthermore, our presently pending and future patent applications may not issue as patents, and any patent issued to us may be challenged, invalidated, held unenforceable or circumvented. Furthermore, the claims in patents which we own or have licensed, or which we may license or which may be issued to us in the future, may not be sufficiently broad to prevent third-parties from producing competing products. In addition, the laws of various foreign countries in which we compete may not protect our intellectual property to the same extent as do the laws of the United States. If we fail to obtain adequate patent protection for our proprietary technology, our competitors may produce competing products based on our technology, which would impair our ability to compete.

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

We cannot assure that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended October 28, 2016, our average daily trading volume was approximately 296,695 shares and the intra-day sales prices per share of our common stock on The NASDAQ Stock Market ranged from $3.22 to $7.18. As of October 28, 2016, our officers, directors and principal stockholders controlled 25 percent of our common stock. The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	the pace of market acceptance of Korlym or the timing and level of insurance coverage and reimbursement;
•	actual or anticipated timing and results of our clinical trials;
•	changes in financial estimates or recommendations by securities analysts or failure of our financial performance to meet the guidance we have provided to the public;
•	purchases or sales of our common stock by us, our officers, directors or our stockholders;
•	distributions in-kind of our common stock by our venture capital or private equity stockholders, which will increase the supply of our common stock and could decrease its price;
•	our cash and short-term investment position;
•	new products or services introduced or announced by us or our competitors;
•	actual or anticipated regulatory approvals of our product candidates or of competing products;
•	changes in laws or regulations applicable to our product candidates or our competitors’ products;
•	changes in the expected or actual timing of our development programs or our competitors’ potential development programs;
•	actual or anticipated variations in quarterly operating results, including potential product returns and timing of revenue recognition;
•	announcements of technological innovations by us, our collaborators or our competitors;
•	general market and economic conditions;
•	conditions or trends in the biotechnology and pharmaceutical industries;
•	changes in the market valuations of similar companies;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	additions or departures of key personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	developments concerning collaborations;
•	trading volume of our common stock;
•	limited number of shares of our common stock held by our non-affiliates;
•	maintaining compliance with the listing requirements of the stock exchange on which we are listed; and
•	additional financing activities.

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

As of October 28, 2016, our officers and directors control 25 percent of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

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

101

The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) unaudited Condensed Balance Sheets at September 30, 2016 and December 31, 2015, (ii) unaudited Condensed Statements of Comprehensive Income (Loss)_ for the three- and nine-month periods ended September 30, 2016 and 2015, (iii) unaudited Condensed Statements of Cash Flows for the nine-month periods ended September 30, 2016 and 2015, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date: November 1, 2016	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D. Chief Executive Officer

Date: November 1, 2016	/s/ G. Charles Robb
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

101

The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) unaudited Condensed Balance Sheets at September 30, 2016 and December 31, 2015, (ii) unaudited Condensed Statements of Comprehensive Income (Loss) for the three- and nine-month periods ended September 30, 2016 and 2015, (iii) unaudited Condensed Statements of Cash Flows for the nine- month periods ended September 30, 2016 and 2015, and (iv) Notes to Condensed Financial Statements.