Form 10-Q
period 2017-03-31
CORCEPT THERAPEUTICS INC
filed 2017-05-02
CIK 1088856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On April 28, 2017, there were 113,187,462 shares of common stock outstanding at a par value of $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$37,976	$51,536
Short-term marketable securities	14,798	—
Trade receivables, net of allowances	9,214	9,860
Inventory	2,888	2,329
Prepaid expenses and other current assets	1,799	1,964
Total current assets	66,675	65,689
Strategic inventory	3,820	2,835
Property and equipment, net of accumulated depreciation	302	205
Long-term marketable securities	4,493	—
Other assets	49	24
Total assets	$75,339	$68,753
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,253	$2,290
Accrued clinical expenses	1,461	1,467
Other accrued liabilities	9,938	8,953
Long-term obligation - current portion	10,107	14,664
Total current liabilities	25,759	27,374
Commitments
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000 shares authorized and no shares outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, par value $0.001 per share, 280,000 shares authorized and 113,112 and 112,710 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	113	113
Additional paid-in capital	367,359	363,534
Accumulated other comprehensive loss	(12)	—
Accumulated deficit	(317,880)	(322,268)
Total stockholders’ equity	49,580	41,379
Total liabilities and stockholders’ equity	$75,339	$68,753

The accompanying notes are an integral part of these condensed financial statements.

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Product revenue, net	$27,599	$16,061
Operating expenses:
Cost of sales	646	403
Research and development	7,176	4,634
Selling, general and administrative	15,037	10,432
Total operating expenses	22,859	15,469
Income from operations	4,740	592
Interest and other expense	(225)	(611)
Income (loss) before income taxes	4,515	(19)
Provision for income taxes	(127)	—
Net income (loss)	$4,388	$(19)
Other comprehensive income:
Net unrealized loss on available-for-sale investments	(12)	—
Total comprehensive income (loss)	$4,376	$(19)

Basic and diluted net income (loss) per common share	$0.04	$(0.00)

Weighted-average shares outstanding used in computing net income (loss) per share
Basic	112,867	109,661
Diluted	121,189	109,661

The accompanying notes are an integral part of these condensed financial statements.

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$4,388	$(19)
Adjustments to reconcile net income (loss) to net cash generated from operations:
Stock-based compensation	2,701	1,613
Accretion of interest expense	270	584
Amortization of debt financing costs	5	5
Depreciation and amortization of property and equipment	13	27
Changes in operating assets and liabilities:
Trade receivables	646	(531)
Inventory	(1,544)	290
Prepaid expenses and other current assets	165	(464)
Other assets	(25)	—
Accounts payable	1,963	757
Accrued clinical expenses	(6)	(77)
Other accrued liabilities	985	1,270
Deferred revenue	—	(158)
Net cash provided by operating activities	9,561	3,297
Cash flows from investing activities:
Purchases of property and equipment	(110)	(22)
Purchases of marketable securities	(19,303)	—
Cash used in investing activities	(19,413)	(22)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options and warrants, net of issuance costs	1,124	75
Payments related to long-term obligation	(4,832)	(3,041)
Net cash used in financing activities	(3,708)	(2,966)
Net (decrease) increase in cash and cash equivalents	(13,560)	309
Cash and cash equivalents, at beginning of period	51,536	40,435
Cash and cash equivalents, at end of period	$37,976	$40,744

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

Basis of Presentation

The accompanying unaudited condensed balance sheet as of March 31, 2017 and the unaudited condensed statements of comprehensive income (loss) for the three months ended March 31, 2017 and 2016 and the unaudited condensed statements of cash flows for the three months ended March 31, 2017 and 2016 have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2016 has been derived from audited financial statements at that date.

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

Cash and Cash Equivalents and Marketable Securities

We consider all highly liquid investments purchased with original maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at fair value as measured using Level 1 inputs, which approximates cost. As of December 31, 2016, all of our funds were held in checking and money market fund accounts maintained at major U.S. financial institutions.

Effective January 2017, we invested a portion of our funds in marketable securities, commercial paper, primarily corporate bonds, and U.S. Treasury securities. We classify our marketable securities as available-for-sale securities and report them at fair value in cash equivalents or marketable securities on the unaudited condensed balance sheets with related unrealized gains and losses included as a component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest and other income (loss).

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

Concentration of Credit Risk

We are subject to credit risk from our portfolio of cash, cash equivalents and marketable securities.  We limit our investments to U.S. Treasury obligations and high-grade corporate debt with less than a 36-month maturity.  We are not exposed to any significant concentration of credit from these investments.

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

We recognize a portion of each quarterly payment under the Financing Agreement as interest expense, which we determine by calculating the interest rate to Biopharma implied by the stream of quarterly payments we expect to make. The amount shown on our balance sheet as the current portion is an estimate of the amount we expect to repay Biopharma in the nine months following March 31, 2017. We record the balance of the outstanding portion of the obligation, if any, as a long-term liability.

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

Effective January 1, 2016, we recognize sales to our specialty distributor (SD) at the time of sale to the SD. Before that date, we did not recognize these sales until the SD had in turn sold to its customers.  Sales to the SD were less than two percent of our revenue in the three months ended March 31, 2017.

We donate cash to patient support organizations that help patients with financial need pay for the treatment of Cushing syndrome. We do not include in revenue payments we receive from these organizations.

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

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

Recently Adopted Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15 (Subtopic 205-40), “Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which provides guidance about management's responsibility to evaluate whether or not there is substantial doubt about the Company's ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 was effective for fiscal years, and interim periods within those fiscal years, ending after December 15, 2016. We adopted this standard on January 1, 2017 and it had no impact on our unaudited condensed financial statements as we have generated positive cash flow in the years ended December 31, 2015 and 2016 and expect to generate positive cash flow in the year ended December 31, 2017.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), which requires certain inventory to be measured at the lower of cost or net realizable value. The amendments in this ASU were effective for fiscal years beginning after December 15, 2016 and for interim periods therein, with early adoption permitted. Our adoption of this standard on January 1, 2017 had no material impact on our unaudited condensed financial statements.

In November 2015, the FASB issued ASU No. 2015-17 (ASU 2015-17) "Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. Previous guidance required deferred tax liabilities and assets to be separated into current and noncurrent amounts on the balance sheet. The guidance was effective for us beginning in the first quarter of 2017 and may be applied either prospectively or retrospectively. We adopted this standard on January 1, 2017. Given the full valuation allowance against our deferred tax assets, the adoption of this standard did not have a material impact on our unaudited condensed financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) “Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09), which is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax consequences upon settlement, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. Under this guidance, on a prospective basis, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital. Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. The guidance requires a cumulative-effect adjustment for previously unrecognized excess tax benefits in opening retained earnings in the annual period of adoption. The guidance was effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. We adopted this guidance on January 1, 2017. As of January 1, 2017, we had an unrecognized excess tax benefit of $0.7 million. Upon adoption, we recognized this excess tax benefit as a deferred tax asset with a corresponding increase to our deferred tax asset valuation allowance. We will continue to recognize stock compensation expense with estimated forfeitures. The adoption of this aspect of the guidance did not have a material impact on our unaudited condensed financial statements.

Recently Issued Accounting Pronouncement Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The standard states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” which deferred the effective date of ASU No. 2014-09. ASU No. 2014-09 will now be effective for us beginning January 1, 2018 and can be adopted on a full retrospective basis or on a modified retrospective basis. Early application is permitted in 2017.  In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations,” which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. We plan to adopt the accounting standard update using the modified retrospective approach, with the cumulative effect of adopting the update being recorded to our retained earnings on January 1, 2018.  At present, we have only one source of revenue:  the sale of Korlym to our customers.  Our evaluation of the customer contracts governing these sales is still underway.  Because each of our arrangements contain variable consideration, we have focused our analysis on how the update will affect our estimate of the transaction price. We are also reviewing our financial policies, procedures and controls and at the time we adopt the update will make appropriate changes to them.  We have not completed our assessment of the adoption on our unaudited condensed financial statements.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (ASU 2016-02), which increases transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. We plan to adopt this new standard prospectively on January 1, 2019. We are evaluating the impact of the adoption of this standard on our unaudited condensed financial statements. We expect that it will increase our lease assets and correspondingly increase our lease liabilities.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): “Classification of Certain Cash Receipts and Cash Payments,” which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. The guidance will be effective for the fiscal year beginning after December 15, 2017, including interim periods within that year. We plan to adopt this new standard on January 1, 2018, and do not expect it to have a material impact on our unaudited condensed financial statements.

2. Composition of Certain Balance Sheet Items

Inventory

The composition of inventory was as follows:

	March 31,	December 31,
	2017	2016
	(in thousands)
Raw materials	$3,837	$1,848
Work in progress	1,499	1,414
Finished goods	1,372	1,902
Total inventory	6,708	5,164
Less strategic inventory classified as non-current	(3,820)	(2,835)
Total inventory classified as current	$2,888	$2,329

In order to be prepared for potential demand for Korlym and because we have single-source manufacturers of both the API for Korlym and Korlym tablets, we have invested in inventory of both of these materials. Inventory amounts that are not expected to be consumed within 12 months following the balance sheet date are referred to as “Strategic Inventory” and classified as a noncurrent asset.

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	March 31,	December 31,
	2017	2016
	(in thousands)
Government rebates	$4,698	$3,426
Accrued compensation	3,853	4,702
Commercialization costs	384	308
Legal fees	256	164
Professional fees	278	34
Other	469	319
Total other accrued liabilities	$9,938	$8,953

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

3. Available-for-Sale Securities and Fair Value Measurements

Our available-for-sale securities included:

	Fair Value	Estimated Fair Value
	Hierarchy	March 31,	December 31,
	Level	2017	2016
		(in thousands)
Corporate bonds	Level 2	$8,272	$—
Commercial paper	Level 2	8,426	—
U.S. treasury securities	Level 1	4,493	—
Money market funds	Level 1	10,405	31,605
Total Marketable securities		$31,596	$31,605

Classified as:
Cash equivalents		$12,305	$31,605
Short-term marketable securities		14,798	—
Long-term marketable securities		4,493	—
Total marketable securities		$31,596	$31,605

The estimated fair value of marketable securities is based on quoted market prices for these or similar investments obtained from a commercial pricing service. The fair value of marketable securities classified within Level 2 is based upon inputs that may include benchmark yields, reported trades, broker/dealer quotes and issuer spreads. At March 31, 2017, our accumulated other comprehensive loss on our unaudited condensed balance sheets consisted of net unrealized losses on available-for-sale investments of $12,000 and zero at March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017, all our marketable securities had maturities of less than two years. The weighted-average maturity of our holdings was seven months. None of our marketable securities transferred from one fair value hierarchy to another during the three months ended March 31, 2017.

4. Long-Term Obligation

As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, Long-term Obligation, under the Financing Agreement with Biopharma we make payments to Biopharma calculated as a percentage of our Korlym Receipts. Biopharma’s right to receive payments will expire once it has received $45.0 million. Through March 31, 2017, we have paid Biopharma $34.7 million, with an additional payment of $5.7 million made in April 2017.  We expect to fully repay this obligation in July 2017.

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

We recorded interest expense of $270,000 for the three months ended March 31, 2017 and $584,000 for the three months ended March 31, 2016, and total accreted interest of $14.8 million for the period from August 2012 through March 31, 2017.

The following table provides a summary of the payment obligations under the Financing Agreement as of March 31, 2017 and December 31, 2016, utilizing the payment assumptions discussed above.

	March 31,	December 31,
	2017	2016
	(in thousands)
Total repayment obligation	$45,000	$45,000
Less interest in future periods	(186)	(456)
Less unamortized financing costs	(9)	(14)
Less payments made	(34,698)	(29,866)
Less current portion	(10,107)	(14,664)
Long-term obligation, net of current portion	$—	$—

We capitalized $140,000 of issuance costs related to the Financing Agreement, which are being amortized over the estimated term of the obligation, based on the assumptions discussed above. At March 31, 2017 and December 31, 2016, the unamortized issuance costs were approximately $9,000 and $14,000, respectively, and are included in long-term obligation, netted against debt on our balance sheets, pursuant to ASU 2015-03.

5. Lease obligations

In July 2015, we exercised our option to extend the lease for our office space through December 2016. We subsequently amended the lease agreement in February 2016 to extend the lease through 2019 and to add additional space. In March 2016, we early terminated the lease and replaced it with a new lease effective May 1, 2016 through March 31, 2019. Rent expense for the three months ended March 31, 2017 and 2016 was $251,000 and $176,000, respectively.

As of March 31, 2017, future minimum lease payments under non-cancelable operating leases were as follows:

Lease
Payments
2017 (remainder)	$703
2018	1,115
2019	279
Thereafter	—
Total	$2,097

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

6. Stock Option Plans

We have two stock option plans – the 2004 Equity Incentive Plan (the 2004 Plan) and the 2012 Incentive Award Plan (the 2012 Plan) with stock options outstanding as of March 31, 2017. On February 10, 2017, our Board of Directors authorized an increase of approximately 4.5 million shares in the number of shares available for issuance under the 2012 Plan, which was 4% of the shares of our common stock outstanding as of December 31, 2016, pursuant to the terms of the 2012 Plan.

During the three months ended March 31, 2017, we issued an aggregate of 402,000 shares of our common stock upon the exercise of stock options.

The following table provides a summary of stock-based compensation.

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Research and development	$653	$286
Selling, general and administrative	2,048	1,327
Total stock-based compensation	$2,701	$1,613

7. Net Income (Loss) Per Share

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

The following table shows the computation of net income (loss) per share for each period, including the weighted-average number of shares outstanding.

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Numerator:
Net income (loss)	$4,388	$(19)
Denominator:
Weighted-average shares used to compute basic net income (loss) per share	112,867	109,661
Dilutive effect of employee stock options	8,322	—
Weighted-average shares used to compute diluted net income (loss) per share	121,189	109,661
Net income (loss) per share attributable to common stockholders
Basic and diluted	$0.04	$(0.00)

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

On a weighted-average basis, there were 3.8 million stock options outstanding during the three-months ended March 31, 2017 that were excluded from the computation of diluted net income per share because including them would have reduced dilution. For the three-months ended March 31, 2016, we excluded all shares of common stock underlying outstanding options from the calculation of diluted net loss per share because including them would have reduced dilution.

The following table presents information on securities outstanding as of the end of each period that could potentially dilute the per share data in the future.

	March 31,
	2017	2016
	(in thousands)
Stock options outstanding	20,880	18,839

8. Income taxes

Our quarterly income taxes reflect an estimate of the corresponding year’s annual effective tax rate and include an immaterial adjustment from discrete tax items.  We recorded an income tax expense of $127,000, compared to no income tax benefit or expense for the three months ended March 31, 2016.  The increase in income tax expense was due primarily to state income tax in those jurisdictions where the tax credits and net operating loss carryforwards available to us are not sufficient to fully offset the estimated tax liabilities calculated for the current year.

We recorded a full valuation allowance against all of our net deferred tax assets at both March 31, 2017 and December 31, 2016. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, there is a reasonable possibility that within the next year sufficient positive evidence may become available to reach a conclusion that a portion of the valuation allowance will no longer be needed. As such, we may release a portion of its valuation allowance against our deferred tax assets within the next 12 months. This release would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is recorded.

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

We are conducting two clinical trials of our proprietary selective cortisol modulator, CORT125134. One trial is investigating CORT125134 as a treatment for patients with Cushing syndrome. The second trial is investigating the combination of CORT125134 and nab-paclitaxel (Celgene Corporation’s drug, Abraxane®) as a treatment for patients with a variety of solid-tumor cancers. Both trials are enrolling patients.

We expect that two other compounds from our portfolio of selective cortisol modulators, CORT118335 and CORT125281, will enter Phase 1 trials in 2017.

Cushing Syndrome

Background.  Cushing syndrome is caused by prolonged exposure of the body’s tissues to high levels of the stress hormone cortisol. It is relatively uncommon and most often affects adults aged 20 to 50. An estimated 10 to 15 of every one million people are newly diagnosed with this syndrome each year, resulting in approximately 3,000 new patients and an estimated 20,000 patients with Cushing syndrome in the United States, approximately half of whom are cured by surgery.

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

CORT125134 to Treat Patients with Cushing Syndrome.  We are enrolling patients in a Phase 2 trial of our proprietary, selective cortisol modulator, CORT125134, to treat patients with Cushing syndrome. CORT125134 shares Korlym’s affinity for GR. Data from the compound’s Phase 1 trial showed that it can prevent the effects of the steroid prednisone, a commonly-used GR agonist, on serum osteocalcin, white blood cell counts, glucose metabolism and expression of the protein FKBP5 – a genetic marker of GR activation. Modulating the effect of prednisone is important because it is a strong surrogate for modulation of cortisol – the essential quality of an effective treatment for patients with Cushing syndrome. Unlike Korlym, CORT125134 has no affinity for the progesterone receptor.

We are developing a CLIA-validated assay to measure expression of the gene FKBP5 that may allow physicians to more easily identify new patients with hypercortisolism and better treat patients already in their care.

Oncology

Background. A range of tumor-types express GR and are potential targets for cortisol modulation therapy, among them triple-negative breast, ovarian, castration-resistant prostate, cervical, and pancreatic cancers, as well as sarcoma and melanoma.

Korlym to Treat Patients with Solid-Tumor Cancers. In December 2016, we announced the results of our Phase 1/2 trial of Korlym in combination with eribulin (Eisai Inc.’s drug, Halaven®) to treat patients with metastatic triple-negative breast cancer.  The trial studied 21 patients with GR positive tumors, one with GR negative tumors and one with tumors whose GR status was not known. As determined using the Response Evaluation Criteria in Solid Tumors (RECIST), efficacy results were as follows: four patients exhibited a partial response, defined as a 30 percent or greater reduction in tumor size; eight had stable disease; and 11 had progressive disease. Six patients achieved progression-free survival (PFS) longer than the upper bound of the 95% confidence interval for PFS (15 weeks) in patients receiving Halaven® monotherapy in a comparable population (Aogi et al., Annals of Oncology 23: 1441-1448, 2012). Median PFS in the trial was 11.1 weeks – compared to 7.2 weeks in the Halaven monotherapy study reported by Aogi. We believe that the addition of Korlym to chemotherapy warrants further study. University of Chicago investigators are leading a 64-patient double-blind, placebo-controlled, multi-center trial of Korlym combined with Abraxane to treat patients with triple-negative breast cancer.

CORT125134 to Treat Patients with Solid-Tumor Cancers. We are conducting a Phase 1/2 trial of Abraxane in combination with CORT125134 to treat any solid-tumor cancer suitable for treatment with Abraxane. Once we identify a recommended dose of this combination, we will open 20-patient cohorts to test the combination’s efficacy in one or more solid-tumor cancers. Our likely initial targets will be triple-negative breast, ovarian and pancreatic cancer.  Other possible indications include cervical cancer and sarcoma. We may choose to open additional dose-finding cohorts to study CORT125134 in combination with different companion therapeutic agents, including immunotherapy, to treat other solid tumor cancers.

Our Other Selective Cortisol Modulators

CORT125134 is the lead compound in our portfolio of proprietary selective cortisol modulators, which consists of three structurally distinct series. All of these compounds, like Korlym, potently block GR but do not block the progesterone, estrogen or androgen receptors. In addition to our findings with CORT125134, several of our new compounds have demonstrated positive results in animal or in vitro models that test cortisol modulation. We are advancing the most promising of these compounds towards the clinic and expect to begin clinical trials of CORT118335 and CORT125281 in 2017. CORT118335 is a potential medication for fatty-liver disease, anti-psychotic-induced weight gain and other metabolic disorders. CORT125281 is a candidate for the treatment of castration-resistant prostate cancer in combination with an androgen-deprivation agent such as enzalutamide (Astellas Pharma Inc.’s drug, Xtandi®) and other indications.

The United States Patent & Trademark Office (USPTO) and the European Patent Office (EPO) have issued to us composition of matter patents related to our selective cortisol modulators.  We own 20 issued U.S. method of use patents and have exclusively licensed seven issued U.S. method of use patents. We have seven U.S. method of use patent applications pending covering the use of mifepristone or our next-generation selective cortisol modulators. We own nine U.S. composition of matter patents. In addition, we have been issued foreign method of use patents and composition of matter patents around the world. We have applied, and will continue to apply, for patents covering our product candidates as we deem appropriate. We have filed, and will continue to file, where we deem appropriate, foreign patent applications corresponding to our U.S. patents and applications.

We have exclusively licensed three issued U.S. patents from Stanford University for the use of cortisol modulators, including mifepristone, in the treatment of psychotic depression, cocaine-induced psychosis and early dementia, including early Alzheimer’s disease. We have also exclusively licensed from the University of Chicago four: three issued U.S. patents for the use of cortisol modulators in the treatment of triple-negative breast cancer and one issued U.S. patent covering the use of cortisol modulators to treat castration-resistant prostate cancer.

Results of Operations

Net Product Revenue – Net product revenue is gross product revenue from sales to our customers less deductions for estimated government rebates and chargebacks.

Net product revenue was $27.6 million for the three months ended March 31, 2017, as compared to $16.1 million in the corresponding period in 2016. This increase was primarily driven by the increase in our sales volume and price increases.

Cost of sales – Cost of sales includes the cost of API, tableting, packaging, personnel, overhead, stability testing and distribution.

Cost of sales was $646,000 for the three months ended March 31, 2017, as compared to $403,000 for the corresponding period in 2016. Cost of sales increased for the three months ended March 31, 2017 due to greater sales volumes. For the three months ended March 31, 2017, cost of sales was 2.3 percent of net product revenue, compared to 2.5 percent in the corresponding period of 2016. Cost of sales declined as a percentage of net product revenue for the three months ended March 31, 2017 due to reduced manufacturing costs and a sales price increase.

Research and development expenses – Research and development expenses include the cost of (1) development personnel, (2) clinical trials, (3) discovery research and pre-clinical studies, (4) drug product for use in clinical trials and to support regulatory submissions, (5) the development of drug formulations and manufacturing processes and (6) regulatory activities.

Research and development expenses increased 54.9 percent to $7.2 million for the three months ended March 31, 2017 compared to $4.6 million for the three months ended March 31, 2016 due primarily to the advancement of CORT125134 and the hiring of clinical development employees.

Below is a summary of our research and development expenses by major project:

	Three Months Ended
	March 31,
	2017	2016
Project	(in thousands)
Development programs:
Oncology	$1,341	$1,189
Cushing syndrome	1,451	699
Pre-clinical selective cortisol modulators	2,653	1,783
Unallocated activities, including pre-clinical, manufacturing and regulatory activities	1,078	677
Stock-based compensation	653	286
Total research and development expense	$7,176	$4,634

Research and development expenses in 2017 and thereafter will depend on the outcomes of our pre-clinical and clinical trials and our future development plans. We expect research and development expenditures for the rest of 2017 to be higher than they were in the corresponding period of 2016 as we expand our development team and our research and development programs advance.

Many factors can affect the cost and timing of our pre-clinical and clinical programs, including inconclusive results, slow patient enrollment, adverse side effects, unforeseen difficulties in the formulation or manufacture of our study drugs and their real or perceived lack of efficacy or safety. The development of product candidates is also subject to extensive government regulation. These factors make it difficult to predict the timing and cost of our development activities.

Selling, general and administrative expenses – Selling, general and administrative expenses include (1) compensation of employees, consultants and contractors engaged in administrative and commercial activities, (2) the cost of vendors used to support our commercial activities and (3) legal and accounting fees.

Selling, general and administrative expenses for the three months ended March 31, 2017 increased 44.1 percent, to $15.0 million, from $10.4 million for the comparable period of 2016. This increase was primarily due to the growth of our sales organization. We expect that selling, general and administrative expenses will be higher in the remainder of 2017 than in the corresponding period of 2016 due to increased sales of Korlym and the increased scope and cost of our commercial activities. Selling, general and administrative activities for the rest of 2017 and future years will depend on our assessment of the personnel and activities necessary to support our commercial and clinical development efforts.

Interest and other expense – Interest and other expense for the three months ended March 31, 2017 was $225,000, compared to $611,000 for the first quarter of 2016. In both periods, these amounts consisted of interest expense related to the Biopharma Financing Agreement. Interest expense for the remainder of 2017 will decrease as our quarterly payments extinguish the outstanding obligation. We expect to make our final payment under the Financing Agreement in July 2017.

Provision for income taxes – Our provision for income taxes for the three months ended March 31, 2017 was $127,000, which reflects primarily income taxes in states where we have no net operating loss carryforwards.  We had no provision for income taxes in 2016.

Non-GAAP Financial Measures

We prepare our unaudited condensed financial statements and footnotes in accordance with GAAP. To supplement our financial results presented on a GAAP basis, we use non-GAAP measures of net income (loss) and net income (loss) per share that exclude non-cash expenses related to stock-based compensation expense and the accretion of interest expense under the Financing Agreement. We use these non-GAAP measures to manage our business and believe that they may help investors better evaluate our past financial performance and potential future results. Non-GAAP measures should not be considered in isolation or as a substitute for comparable GAAP accounting and investors should read them in conjunction with our financial statements and notes thereto prepared in accordance with GAAP. The non-GAAP measures of net income (loss) and net income (loss) per share we use may be different from, and not directly comparable to, similarly titled measures used by other companies.

	Three Months Ended
	March 31,
	2017	2016
	(in thousands, except for per share data)
GAAP net income (loss)	$4,388	$(19)
Non-cash expenses:
Stock-based compensation	2,701	1,613
Accretion of interest expense related to long-term obligation	270	584
Non-GAAP net income (loss), as adjusted for non-cash expenses	$7,359	$2,178

Basic and diluted net income (loss) per share	$0.04	$(0.00)

Non-GAAP basic net income per share, as adjusted for non-cash expenses	$0.07	$0.02

Non-GAAP diluted net income per share, as adjusted for non-cash expenses	$0.06	$0.02

Weighted-average shares outstanding shares used in computing net income (loss) per share
Basic	112,867	109,661
Diluted	121,189	109,661

Liquidity and Capital Resources

Until the year ended December 31, 2016, we had incurred net operating losses each year since inception. At March 31, 2017, we had an accumulated deficit of $317.9 million. Since 2012, we have relied primarily on revenues from the sale of Korlym and proceeds from the sale of our common stock and from our Financing Agreement with Biopharma to fund our operations.

Based on our current plans, which include funding our Cushing syndrome commercial operations, conducting Phase 2 trials of CORT125134 in both Cushing syndrome and solid tumor cancers and advancing to the clinic CORT125281 and CORT118335, we expect to fund our operations without needing to raise additional funds. We may choose to raise additional funds to finance our strategic priorities, if we are able to do so on acceptable terms. Any additional equity financing may be dilutive to stockholders. Any debt financing, if available, may involve restrictive covenants. If we obtain funds through collaborations with others, these arrangements may be on unfavorable terms or may require us to relinquish certain rights to our technologies or product candidates that we would otherwise seek to develop on our own.

At March 31, 2017, we had cash, cash equivalents and marketable securities of $57.3 million, consisting of cash and cash equivalents of $38.0 million and marketable securities of $19.3 million, compared to $51.5 million of cash and cash equivalents at December 31, 2016. Net cash provided by operating activities for the three months ended March 31, 2017 was $9.6 million, primarily due to greater sales volumes and a price increase, while net cash provided by operating activities for the same period in 2016 was $3.3 million. Net cash used in investing activities for the three months ended March 31, 2017 was $19.4 million, primarily due to purchases of marketable securities, while net cash used in investing activities for the three months ended March 31, 2016 was $22,000. Net cash provided by stock option exercises was $1.1 million for the three months ended March 31, 2017, compared to $75,000 for the comparable period of 2016. In addition, we made payments under the Financing Agreement of $4.8 million and $3.0 million during the three months ended March 31, 2017 and 2016, respectively.

We are required to make aggregate payments under the Financing Agreement of $45.0 million, with $34.7 million paid through March 31, 2017 and an additional payment of $5.7 million made in April 2017. We expect to fully repay the obligation in July 2017.

While we monitor the cash balance in our checking account and transfer the funds into it only as needed, these cash balances and our marketable securities could be affected if the underlying financial institution were to fail or were subject to other adverse conditions in the financial markets. We have never experienced a loss or lack of access to cash in our checking account or marketable securities.

Contractual Obligations and Commercial Commitments

Our contractual payment obligations and purchase commitments as of December 31, 2016 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, and have not changed materially during the three months ended March 31, 2017.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. During three months ended March 31, 2017, we did not make any significant changes to our critical accounting policies and estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks as of March 31, 2017 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, and have not changed materially during the three months ended March 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves significant risks. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q, including our financial statements and related notes, before investing in our common stock. If any of the following risks or uncertainties actually occurs, our business, results of operations or financial condition could be materially harmed, the trading price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are those that we currently believe may materially affect us; however, they may not be the only ones that we face. Additional risks and uncertainties of which we are unaware or currently deem immaterial may become important and may harm our business.

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

Although we have received Orphan Drug designation in the United States, we cannot be assured that we will realize the potential benefits of the designation. Even after a drug is approved for its orphan indication, the FDA can subsequently approve a different drug for the same condition if it concludes that the later drug is safer, more effective or makes a major contribution to patient care. Upon expiration of the orphan drug exclusivity period, we may be subject to competition from manufacturers offering a generic form of Korlym at a lower price, in which case our business could be harmed.

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

Our specialty pharmacy is subject to regulation by the FDA and other governmental authorities.  We do not control the pharmacy’s processes or operations and cannot assure that they will meet all regulatory requirements.  In the event it fails to do so, we may be required to identify an alternative pharmacy and may not be able to do so in a timely manner, which would harm our business.

The facilities used by our vendors to manufacture our product and product candidates must be approved by the FDA. We do not control the manufacturing activities of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements known as current good manufacturing practices (cGMPs). If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict requirements of the FDA or others, they will not be able to maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our products or if it withdraws any such approval, we may need to find alternative manufacturing facilities, which would significantly hamper our ability to develop, obtain regulatory approval for or market our products. In addition, sanctions could be imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business. If our suppliers fail to manufacture Korlym or our product candidates on a timely basis in the quantities that we require or fail to maintain manufacturing capabilities that meet FDA standards, we may exhaust our Korlym inventory and not be able to generate revenue or our clinical development programs may be delayed.

If we or others identify previously unknown, serious side effects of Korlym, we may be required to change the labeling of Korlym or withdraw it from the market.

The FDA’s approval of Korlym requires us to study drug utilization to better characterize the reporting rates of adverse events associated with the long-term use of Korlym. If we or others identify previously unknown, serious side effects of Korlym:

•	regulatory authorities may withdraw their approvals;
•	we may be required to make changes in labeling, implement changes to or obtain re-approvals of our manufacturing facilities;
•	we may experience a significant drop in the sales of Korlym;
•	our reputation in the marketplace may suffer; and
•	we may become the target of lawsuits, including class action lawsuits.

Any of these events could harm or prevent sales of Korlym or could increase our marketing costs.

We may not have adequate insurance to cover our exposure to product liability claims.

We may be subject to product liability or other claims based on allegations that Korlym or one of our product candidates has caused adverse effects. Such a claim may damage our reputation by raising questions about Korlym or any of our product candidates’ safety and could prevent or interfere with product commercialization. In some cases, less common adverse effects of a pharmaceutical product are not known until long after the FDA approves the product for marketing. The active ingredient in Korlym is used to terminate pregnancy. Therefore, clinicians using the medicine in our clinical trials and physicians prescribing the medicine to women with childbearing potential must take strict precautions to ensure that the medicine is not administered to pregnant women. The failure to observe these precautions could result in significant product liability claims.

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

We are subject to ongoing obligations and continued regulatory review by the FDA and other regulatory authorities in the United States and other countries with respect to the research, testing, manufacturing, labeling, distribution, adverse event reporting, storage, selling, advertising, promotion, recordkeeping and marketing of products. These requirements include submissions of safety and other post-marketing information and reports, annual updates on manufacturing activities and continued compliance with cGMPs, and current good clinical practices (cGCPs), for any clinical trials that we conduct post-approval. cGMPs and cGCPs are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities through periodic inspections of manufacturing sites, trial sponsors, clinical investigators and clinical sites. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with FDA regulations and other applicable foreign and U.S. regulatory requirements may result in, untitled letters, warning letters, civil and criminal penalties, injunctions, holds on clinical trials, product seizure or detention, refusal to permit the import or export of products, restrictions on product marketing, withdrawal of the product from the market, voluntary or mandatory product recalls, total or partial suspension of production, refusal to approve pending NDAs or supplements to approved NDAs, and suspension or revocation of product approvals.

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

For example, on January 30, 2017, President Trump issued an Executive Order directing all executive agencies, including the FDA, that, for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations; however, it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose restrictions on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. Similarly, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may place at risk the FDA marketing approval for Korlym and any other marketing approval that we may obtain, which would adversely affect our business, prospects and ability to sustain profitability.

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

We store sensitive data on our computer networks and on the networks of third-party vendors, including our intellectual property and confidential information relating to our business and our employees.  Despite the implementation of security measures, our internal computer systems and those of our vendors are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, unauthorized access to confidential information and other security breaches or accidents could cause interruptions in our clinical and commercial activities, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that a disruption or security breach resulted in the theft or loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our research, development and commercialization efforts could be delayed or otherwise harmed.

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

The commencement and completion of clinical trials may be delayed by many factors that are beyond our control, including:

•	delays obtaining regulatory approval to commence a trial;
•	reaching agreement on acceptable terms with Clinical Research Organizations (“CROs”) and clinical trial sites;
•	obtaining institutional review board (IRB) approval at each site;
•	slower than anticipated patient enrollment;
•	negative or inconclusive results;
•	patient noncompliance with the protocol;
•	adverse medical events or side effects among patients during the clinical trials;
•	negative or problematic FDA or other regulatory authority inspections of our clinical operations or manufacturing operations;
•	real or perceived lack of effectiveness or safety; and
•	lack of funding.

We could encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the clinical trial sites where these trials are being conducted, the data safety monitoring board for the trial, or the FDA or other regulatory authorities. Such authorities may suspend or terminate a trial for many reasons, including failure to conduct the trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, or changes in government regulations.

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

We have agreements with the CROs and consultants helping to conduct our clinical trials. We may not be able to maintain relationships with these or other CROs and consultants, or with the clinical investigators and clinical sites conducting our trials.  If any of our agreements with these third-parties terminate, we may not be able to enter into alternative arrangements on commercially reasonable terms, or at all. If the third-parties on which we rely do not carry out their contractual duties or fail to meet expected deadlines or if the quality or accuracy of the data they obtain is compromised, our clinical trials may be extended, delayed or terminated and we may be unable to obtain regulatory approval for, or successfully commercialize, any of our product candidates.

We may be unable to obtain and maintain regulatory approvals for our product candidates.

We are not permitted to market or promote any products before we receive regulatory approval from the FDA or comparable foreign regulatory authorities. Although we have received FDA approval to market Korlym, we may be unable to maintain such approval. We may not receive regulatory approval for any of our product candidates. Obtaining regulatory approval of a new drug is uncertain, lengthy and expensive. Failure can occur at any stage. In order to receive approval from the FDA for a product candidate, we must demonstrate that the new drug product is safe and effective for its intended use and that our manufacturing processes for the product candidate comply with FDA regulations known as “cGMPs.” cGMPs include requirements related to production processes, quality control and assurance, and recordkeeping. Our inability or the inability of our suppliers to comply with applicable FDA and other regulatory requirements can result in, among other things, delays in or denials of new product approvals, warning letters, fines, consent decrees restricting or suspending manufacturing operations, injunctions, civil penalties, recall or seizure of products, total or partial suspension of product sales, and criminal prosecution. Any of these or other regulatory actions could materially harm our business and our financial condition.

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

We may seek to commercialize our products and product candidates in international markets with the help of one or more partners or on our own. Outside the United States, we may commercialize a product only if we receive a marketing authorization and, in many cases, pricing approval, from the appropriate regulatory authorities, whose approval processes include all of the risks associated with the FDA approval process, and, in some cases, additional risks. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our product candidates in any foreign market. Although we have received Orphan Drug designation in the EU of Korlym to treat patients with Cushing syndrome, we are not currently seeking any foreign approvals.

We face competition from companies with financial, technical and marketing resources substantially greater than our own.

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

Many of our competitors and related private and public research and academic institutions have greater experience, more financial and marketing resources and larger research and development staffs than we do. In addition, many of these competitors, either alone or together with their collaborative partners, have significantly greater experience than we do in drug development, obtaining regulatory approvals, manufacturing and commercializing products. They may succeed in developing drugs that are superior to our product candidates, which could render our product candidates obsolete or non-competitive.

Our efforts to discover, develop and commercialize product candidates beyond Korlym for the treatment of patients with Cushing syndrome are at an early stage and we may fail to successfully commercialize any of them.

To develop additional sources of revenue, we must identify and develop new product candidates or new therapeutic uses for Korlym. Cortisol modulators may not be effective to treat any additional indications. Moreover, we could discover that the use of cortisol modulators has unacceptable side effects or is otherwise not safe. Due to the potential for lack of efficacy and side effects inherent in novel compounds and in new uses for existing medications, we are developing multiple compounds, which will increase our rate of spending, with no assurance that we will be successful in developing drugs that are safe and effective.

We may enter into collaboration arrangements with respect to one or more of our product candidates. Such an arrangement would make us dependent on a collaborative partner for the success of the product candidates covered by the arrangement. Any future collaborative partner may fail to successfully develop or commercialize a product candidate.

We only have significant clinical and commercial experience with mifepristone, the active ingredient in Korlym, and we may determine that mifepristone is not desirable for uses other than for the treatment of patients with Cushing syndrome. The compounds developed pursuant to our early discovery, preclinical and clinical research programs may fail to become viable product candidates regardless of the resources we dedicate to their development. Even if product candidates are identified, we may abandon further development efforts after expending significant expense and time due to financial constraints, concerns over safety or efficacy, marketing considerations, manufacturing difficulties or other reasons. Moreover, governmental authorities may enact new legislation or regulations that could limit or restrict our development efforts. If we are unable to successfully discover and commercialize new uses for cortisol modulators, we may be unable to generate sufficient revenue to support our operations.

We will need to increase the size of our organization and we may experience difficulties in managing growth.

We expect that the further development of our research and development efforts will be constrained by our existing administrative, operational and management resources. Growth will impose significant added responsibilities on members of management, including the need to identify, recruit and retain additional employees. To date, we have relied on a small management team. Our future financial performance and our ability to compete effectively will depend on our ability to manage growth effectively.

To that end, we must:

•	manage our sales and marketing efforts, clinical trials, research and development activities and supply chain effectively;
•	hire additional management, clinical development, administrative and sales and marketing personnel; and
•	develop our administrative, accounting and management information systems and controls.

Our failure to accomplish any of these tasks could harm our business.

If we lose our key personnel or are unable to attract and retain additional skilled personnel, we may be unable to pursue our product development and commercialization efforts.

Our ability to operate successfully and manage our potential future growth depends significantly upon retaining key managerial, scientific, sales, marketing, and financial personnel, and attracting and retaining additional highly qualified personnel in these areas. We depend substantially on the principal members of our management and scientific staff. We do not have agreements with any of our executive officers that provide for their continued employment with us or employment insurance covering any of our key personnel. Any officer or employee can terminate his or her relationship with us at any time and work for one of our competitors. The loss of these key individuals could cause delays in our product research, development and commercialization efforts.

We face intense competition for qualified personnel from companies, universities and nonprofit research organizations in the highly competitive San Francisco Bay Area. Although we believe we have been successful in attracting and retaining qualified personnel, our success may not continue. The inability to attract and retain these personnel could harm our commercial business or delay the discovery, development and commercialization of our product candidates.

Rapid technological change could make our product and product candidates obsolete.

Pharmaceutical technologies advance rapidly. Our future will depend on our ability to maintain a competitive position with respect to these technologies. Korlym and any other products we develop may become obsolete or uneconomical before we recover any of the cost of their development. Rapid technological change could make Korlym and our product candidates obsolete or uneconomical, which could harm our business, financial condition and results of operations.

Risks Related to Our Capital Needs and Financial Results

We may need additional capital to develop and commercialize Korlym for additional indications or our selective cortisol modulators for any indication. Additional capital may not be available to us on favorable terms, or at all, which could adversely affect our business.

Our Korlym revenues may be insufficient to fully fund development of our proprietary selective cortisol modulators for any indication or for additional indications for Korlym. We may need to raise funds to support our research and development activities, including clinical trials, for working capital or for other general corporate purposes, or to acquire or invest in businesses, products and technologies.

Factors affecting our ability to generate funds from the sale of Korlym include:

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

We have incurred substantial losses and may incur more losses.

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

Global economic conditions could adversely affect our liquidity and financial condition.

Turbulence in the global financial markets and economies may cause lenders and institutional investors to stop providing credit to businesses such as ours, or to greatly increase its cost, which could adversely affect our liquidity and financial condition.

If our commercial activities do not generate enough cash to fully fund the operation of our business and we are unable to borrow funds or raise capital, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation, curtailing clinical or drug development activity or limiting our commercial efforts, which would have an adverse effect on our business, results of operations, cash flows and financial condition.

If we acquire other selective cortisol modulators or other technologies or potential products, we will incur a variety of costs and may never realize the anticipated benefits of the acquisition.

If appropriate opportunities arise, we may attempt to acquire products or product candidates that are complementary to our operating plan. We currently have no commitments, agreements or plans for any acquisitions. Acquiring rights to another potential product or technology may result in unforeseen difficulties and expenditures and may absorb significant management attention that would otherwise be available for development of our existing business. We may fail to realize the anticipated benefits of any acquired potential product or technology. Acquisitions could dilute our stockholders’ ownership interest and could cause us to incur debt, expose us to future liabilities and result in amortization or other expenses related to goodwill and other intangible assets.

Failure to meet our obligations under our Financing Agreement with Biopharma could adversely affect our financial results and liquidity.

Pursuant to our Financing Agreement with Biopharma entered into in August 2012, we are obligated to make payments to Biopharma equal to 20 percent of our net product sales of Korlym, any future mifepristone-based products and our next-generation selective cortisol modulators, as well as 20 percent of any upfront, milestone or other contingent payments we receive with respect to our products, until our payments to Biopharma total $45.0 million, at which point the obligation will be extinguished.

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

The percentage used to calculate our payments to Biopharma would increase to 50 percent and if we (i) fail to provide Biopharma with certain information regarding the promotion and sale of our products, (ii) do not devote a commercially reasonable amount of resources to the promotion and marketing of our products or (iii) violate the Indebtedness Covenant and, in each case, fail to cure within the applicable cure period.

Upon a change of control transaction, Biopharma will be entitled to receive any amounts not previously paid, up to our maximum repayment obligation of $45.0 million.  As defined in the agreement, “Change of Control” includes, among other things, (i) a greater than 50 percent change in the ownership of Corcept, (ii) certain changes in Board composition of Corcept and (iii) the licensing of Korlym to a third-party for sale in the United States.

To secure our obligations, we granted Biopharma a security interest in our rights in patents, trademarks, trade names, domain names, copyrights, know-how and regulatory approvals related to our products, all books and records relating to the foregoing and all proceeds of the foregoing, which we refer to as the Collateral. If we (i) fail to deliver a royalty payment when due and do not remedy that failure within 30 days, (ii) fail to maintain a first-priority perfected security interest in the Collateral in the United States and do not remedy that failure within five business days of receiving notice of such failure or (iii) become subject to an event of bankruptcy, then Biopharma may attempt to recover up to $45.0 million (after deducting any payments we have already made).

We cannot assure that we will not breach the covenants or other terms of the Financing Agreement or or that an event of default will not occur. If a breach or event of default occurs, we cannot assure that we will be able to cure the event within the time permitted. Any failure to pay our obligations when due, any breach or default of our covenants or other obligations, or any other event that causes an acceleration of payment at a time when we do not have sufficient resources to meet these obligations could have a material adverse effect on our business, results of operations and financial condition.

The acceleration of the payment obligation in the event of a change of control transaction may make us less attractive to potential acquirers and the payment of such funds would reduce acquisition proceeds for our stockholders.

Risks Relating to Our Intellectual Property

If Korlym or future product candidates conflict with the patents of others or if we become involved in other intellectual property disputes, we may have to engage in costly litigation or obtain a license and we may be unable to commercialize our product candidates.

The patent positions of companies in the pharmaceutical industry are highly uncertain, involve complex legal and factual questions and are the subject of much litigation. Our product candidates may give rise to claims that our patents are invalid or that we infringe on the rights of others. If it is determined that our product candidates infringe others’ patent rights, we may be required to obtain licenses to those rights. If we fail to obtain licenses when necessary, we may have to delay commercializing our product candidates while we attempt to design around the infringed patent. Our attempt may fail and we could be unable to commercialize our product candidates at all. If we become involved in intellectual property litigation, we are likely to incur considerable costs. We believe that we do not currently infringe any patents or other proprietary rights. We are not obligated to pay royalties relating to the use of intellectual property except to Stanford University and the University of Chicago.

Our success depends on our ability to obtain and maintain adequate patent protection for the use of Korlym for the treatment of triple-negative breast cancer, castration-resistant prostate cancer and other potential uses of cortisol modulators. If we do not adequately protect our intellectual property, competitors may erode our competitive advantage.

We bear the costs of prosecuting, protecting and defending the patents we licensed from Stanford and the University of Chicago. To maintain the exclusive license to these patents, we must make milestone and royalty payments to both universities. If we do not comply with our obligations under our licenses, we may lose the right to commercialize cortisol modulators, including mifepristone, for the treatment of psychotic depression, cocaine-induced psychosis, early dementia, triple-negative breast cancer and castration-resistant prostate cancer.

Our patent applications and patents licensed or issued to us may be challenged by third-parties and our patent applications may not result in issued patents. Our presently pending and future patent applications may not issue as patents, and any patent issued to us may be challenged, invalidated, held unenforceable or circumvented. Our patent claims may not be sufficiently broad to prevent third-parties from producing competing products. The laws of foreign countries in which we may someday compete may not protect our intellectual property to the same extent as the laws of the United States. If we fail to obtain adequate patent protection in other countries for our proprietary technology, our competitors in these countries may produce in these countries competing products based on our technology, which would impair our ability to succeed.

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

Our ability to compete could be diminished if we are unable to protect our trade secrets and proprietary information.

In addition to patents, we rely on a combination of confidentiality, nondisclosure and other contractual provisions, laws protecting trade secrets and security measures to protect our proprietary information. These measures may not provide adequate protection, in which case third-parties could use our proprietary information to diminish our ability to compete. In addition, employees, consultants and others may breach their agreements with us regarding our proprietary information and we may not have adequate remedies for the breach.

The mifepristone patents that we own or license cover the use of mifepristone, not its composition, which may make it more difficult for us to prevent patent infringement if physicians prescribe another manufacturer’s mifepristone or if patients acquire mifepristone from other sources, such as the internet or underground market.

We own or have exclusively licensed issued U.S. patents covering the use of cortisol modulators to treat a variety of disorders, including triple-negative breast cancer and castration-resistant prostate cancer. A method of use patent covers only a particular use of a compound, not its composition. Because our patents do not cover the composition of mifepristone, we cannot prevent others from commercializing mifepristone to treat disorders not covered by our method of use patents. The availability of mifepristone for these disorders may enable patients to obtain mifepristone for indications covered by our patents. Although any such “off-label” use would violate our patents, effectively monitoring compliance and enforcing our rights may be difficult and costly. Patients may be able to purchase mifepristone through the internet or underground market. Mifepristone is sold in the United States by Danco Laboratories for the termination of early pregnancy. Although distribution is limited to a single dose provided in the physician’s office and covered by other restrictions, we cannot be certain that patients with Cushing syndrome will not be able to obtain mifepristone from this source or others, should another company receive approval to market mifepristone for another indication.

Risks Related to Our Stock

The market price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control. Opportunities for the sale of shares at any given time may be limited.

We cannot assure that an active trading market for our common stock will exist at any particular time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended April 28, 2017, our average daily trading volume was approximately 592,758 shares and the intra-day sales prices per share of our common stock on The NASDAQ Capital Market ranged from $4.60 to $11.58. As of April 28, 2017, our officers, directors and principal stockholders controlled 19 percent of our common stock. The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	actual or anticipated variations in our quarterly operating results;
•	changes in financial analyst estimates or estimates or recommendations by securities analysts or failure of our financial performance to meet the guidance we have provided to the public;
•	actual or anticipated timing and results of our clinical trials;
•	sales or distributions in-kind of our common stock by our venture capital or private equity stockholders, which would increase the supply of our common stock and could decrease its price;
•	purchases or sales of our common stock by us, our officers, directors or our stockholders;
•	trading volume of our common stock;
•	actual or anticipated regulatory approvals of our product candidates or of competing products;
•	new products or services introduced or announced by us or our competitors;
•	our cash and short-term investment position;
•	changes in laws or regulations applicable to our product candidates or our competitors’ products;
•	changes in the expected or actual timing of our competitors’ potential development programs;
•	announcements of technological innovations by us, our collaborators or our competitors;
•	conditions or trends in the biotechnology and pharmaceutical industries;
•	changes in the market valuations of similar companies;
•	general market and economic conditions;
•	additions or departures of key personnel;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborators or capital commitments; and
•	additional financing activities.

All stock markets, and the market for biotechnology and life sciences companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. This volatility may significantly reduce the market price of our common stock, regardless of our operating performance. Securities class-action litigation is often instituted against companies following periods of stock market volatility. If instituted against us, such litigation could result in substantial costs and diversion of management’s attention.

Our stock price may decline if our financial performance does not meet the guidance that we provided to the public, estimates published by research analysts or other investor expectations.

We have provided guidance as to our expected 2017 revenue. Our guidance is only an estimate of what management believes is realizable as of the date of the release of such guidance and our actual results may vary materially.

Reasons why we might fail to meet our financial guidance or other investor expectations include, without limitation, the risks and uncertainties described in this report and in our other public filings and public statements. There are inherent difficulties in predicting the amount of Korlym that will be sold. For example, the rate of physician adoption of Korlym is uncertain. Research analysts have published a range of revenue estimates, based on their own analyses. The guidance we provided is one factor analysts consider when determining their own estimates. Readers of this report should rely on our guidance and the estimates of research analysts at their own discretion.

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

As of April 28, 2017, our officers and directors control 19 percent of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

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

101

The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) unaudited Condensed Balance Sheets at March 31, 2017 and December 31, 2016, (ii) unaudited Condensed Statements of Comprehensive Income (Loss) for the three-month periods ended March 31, 2017 and 2016, (iii) unaudited Condensed Statements of Cash Flows for the three-month periods ended March 31, 2017 and 2016, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date: May 2, 2017	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D. Chief Executive Officer

Date: May 2, 2017	/s/ G. Charles Robb
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

101

The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) unaudited Condensed Balance Sheets at March 31, 2017 and December 31, 2016, (ii) unaudited Condensed Statements of Comprehensive Income (Loss) for the three-month periods ended March 31, 2017 and 2016, (iii) unaudited Condensed Statements of Cash Flows for the three-month periods ended March 31, 2017 and 2016, and (iv) Notes to Condensed Financial Statements.