Form 10-Q
period 2017-06-30
CORCEPT THERAPEUTICS INC
filed 2017-08-02
CIK 1088856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On July 28, 2017, there were 113,397,801 shares of common stock outstanding at a par value of $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2017	2016
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$33,623	$51,536
Short-term marketable securities	32,542	—
Trade receivables, net of allowances	9,504	9,860
Inventory	3,089	2,329
Prepaid expenses and other current assets	2,527	1,964
Total current assets	81,285	65,689
Strategic inventory	3,210	2,835
Property and equipment, net of accumulated depreciation	499	205
Long-term marketable securities	1,494	—
Other assets	49	24
Total assets	$86,537	$68,753
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,082	$2,290
Accrued clinical expenses	1,511	1,467
Other accrued liabilities	12,226	8,953
Long-term obligation - current portion	4,573	14,664
Total current liabilities	20,392	27,374
Commitments
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000 shares authorized and no shares outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, par value $0.001 per share, 280,000 shares authorized and 113,362 and 112,710 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	113	113
Additional paid-in capital	371,282	363,534
Accumulated other comprehensive loss	(17)	—
Accumulated deficit	(305,233)	(322,268)
Total stockholders’ equity	66,145	41,379
Total liabilities and stockholders’ equity	$86,537	$68,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Product revenue, net	$35,559	$19,724	$63,158	$35,785
Operating expenses:
Cost of sales	775	426	1,421	829
Research and development	7,876	5,672	15,052	10,307
Selling, general and administrative	14,113	12,118	29,150	22,549
Total operating expenses	22,764	18,216	45,623	33,685
Income from operations	12,795	1,508	17,535	2,100
Interest and other expense	(98)	(531)	(323)	(1,142)
Income before income taxes	12,697	977	17,212	958
Provision for income taxes	(50)	—	(177)	—
Net income	$12,647	$977	$17,035	$958
Other comprehensive income (loss):
Net unrealized loss on available-for-sale investments	(5)	—	(17)	—
Total comprehensive income	$12,642	$977	$17,018	$958

Basic net income per common share	$0.11	$0.01	$0.15	$0.01

Diluted net income per common share	$0.10	$0.01	$0.14	$0.01

Weighted-average shares outstanding used in computing net income per share
Basic	113,249	110,034	113,059	109,848
Diluted	123,011	115,329	122,171	114,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$17,035	$958
Adjustments to reconcile net income to net cash generated from operations:
Stock-based compensation	5,906	3,270
Accretion of interest expense	419	1,107
Amortization of debt financing costs	11	11
Depreciation and amortization of property and equipment	22	51
Changes in operating assets and liabilities:
Trade receivables	356	(3,080)
Inventory	(1,135)	388
Prepaid expenses and other current assets	(563)	(784)
Other assets	(25)	—
Accounts payable	(216)	756
Accrued clinical expenses	44	(208)
Other accrued liabilities	3,273	2,576
Deferred revenue	—	(158)
Net cash provided by operating activities	25,127	4,887
Cash flows from investing activities:
Purchases of property and equipment	(308)	(29)
Purchases of marketable securities	(34,053)	—
Cash used in investing activities	(34,361)	(29)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options and warrants, net of issuance costs	1,842	2,806
Payments related to long-term obligation	(10,521)	(6,310)
Net cash used in financing activities	(8,679)	(3,504)
Net (decrease) increase in cash and cash equivalents	(17,913)	1,354
Cash and cash equivalents, at beginning of period	51,536	40,435
Cash and cash equivalents, at end of period	$33,623	$41,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying balance sheet as of June 30, 2017 and the statements of comprehensive income for the three and six months ended June 30, 2017 and 2016 and the statements of cash flows for the six months ended June 30, 2017 and 2016 have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K. The accompanying balance sheet as of December 31, 2016 has been derived from audited financial statements at that date.

Principles of Consolidation

Our financial statements include the financial position and results of Corcept Therapeutics UK Limited, our wholly owned subsidiary. Corcept Therapeutics UK Limited was incorporated in the United Kingdom in March 2017, and to date, there have been no material financial transactions or balances related to this entity.

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

Fair Value Measurements

We categorize financial instruments in a fair value hierarchy that prioritizes the information used to develop assumptions for measuring fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 inputs), then to quoted prices in non-active markets or in active markets for similar assets or liabilities, inputs other than quoted prices that are observable for the asset or liability, and inputs that are not directly observable, but that are corroborated by observable market data for the asset or liability (Level 2 inputs), then the lowest priority to unobservable inputs, such as our own data about the assumptions that market participants would use in pricing an asset or liability (Level 3 inputs). Fair value is a market-based measurement and should therefore be based on the assumptions that third-party market participants would use in pricing the asset or liability.

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

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Effective January 2017, we invested a portion of our funds in marketable securities, primarily US Treasury securities, commercial paper and corporate notes. We classify our marketable securities as available-for-sale securities and report them at fair value as “cash equivalents” or “marketable securities” on our balance sheet, with related unrealized gains and losses included in stockholders' equity. Realized gains and losses and permanent declines in value are included in “interest and other income” in our statement of comprehensive income.

Concentration of Credit Risk

We are subject to credit risk from our portfolio of cash, cash equivalents and marketable securities.  We limit our investments to U.S. Treasury obligations and high-grade corporate debt with less than a 36-month maturity.  We are not exposed to any significant concentration of credit from these investments.

Inventory

We value our inventories at the lower of cost or net realizable value. We determine the cost of inventory using the specific identification method, which approximates a first-in, first-out basis. We write down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value. Any expired inventory is disposed of and the related costs are recognized as cost of sales in the statement of comprehensive income in that period.

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

Long-term Obligation

In August 2012, we entered into a Purchase and Sale Agreement (Financing Agreement) with Biopharma Secured Debt Fund II Sub, S.à r.l (Biopharma), a private limited liability company organized under the laws of Luxembourg. Under the terms of the Financing Agreement, we received $30.0 million from Biopharma, which we recorded as a long-term obligation. In return, we were obligated to make payments to Biopharma totaling $45.0 million. These payments equal a percentage of (i) our net product sales, including sales from any product containing mifepristone or any of our proprietary selective cortisol modulators (Covered Products) and (ii) cash or cash equivalents received from any licensing transaction or co-promotion arrangement involving Covered Products (together, Korlym Receipts). Once we had paid Biopharma a total of $45.0 million, no more payments would be due and the obligation would be extinguished. We made our final payment to Biopharma, completely satisfying our obligations under the Financing Agreement, in July 2017.

We recognized a portion of each quarterly payment under the Financing Agreement as interest expense, which we determined by calculating the interest rate to Biopharma implied by the stream of quarterly payments we expect to make. The amount shown on our balance sheet as the current portion was an estimate of the amount we expected to pay Biopharma in the following 12 months. We recorded the balance of the outstanding portion of the obligation, if any, as a long-term liability.

Our estimates of the amount and timing of each quarterly payment to Biopharma were uncertain and subject to change, because they depended on our estimates of future Korlym Receipts, which are difficult to predict.  Any changes to our assumed payment stream changed the accretion of interest expense and our split between the current and long-term portions of the obligation, although the total we were obligated to pay Biopharma was fixed at $45.0 million.

See Note 4, Long-Term Obligation, for additional information regarding this agreement.

Net Product Sales

We primarily sell Korlym directly to patients through a specialty pharmacy, Dohmen Life Science Services (Dohmen). Prior authorization and confirmation of coverage by the patient’s private or government insurance plan or by a third-party charity is a prerequisite for selling Korlym to a patient. We recognize revenue upon the delivery of Korlym if (i) there is persuasive evidence that an arrangement exists with the customer, (ii) collectability is reasonably assured and (iii) the sales price is fixed or determinable. Prior authorization or confirmation of coverage by the patient’s insurance plan or a supporting charitable foundation is a prerequisite to the

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

sale of Korlym to a patient.  In order to conclude that the price is fixed or determinable, we must be able to (i) calculate gross product revenue from a sale and (ii) reasonably estimate the associated net revenue.

We recognize sales to our specialty distributor (SD) at the time of sale.  Sales to the SD were less than one percent of our net revenue in the three and six months ended June 30, 2017.

We donate cash to patient support organizations that help patients with financial need pay for the treatment of Cushing’s syndrome. We do not include in revenue payments we receive from these organizations.

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

Allowances for Patient Assistance Program:  We provide financial assistance to eligible patients whose insurance policies require them to pay high deductibles and co-payments. We determine the amount of such assistance by applying our program guidelines to all eligible sales in the period.

Sales Returns: We deduct from each period’s gross revenue the amount of Korlym we estimate will be returned. When estimating future returns, we analyze quantitative and qualitative information including, but not limited to, historical return rates, the amount of product in the distribution channel, the expiration date of the product, current and projected product demand, the introduction of competing products that may erode demand, and broad economic and industry-wide indicators. If we cannot reasonably estimate product returns with respect to a particular sale, we defer recognition of revenue from that sale until we can make a reasonable estimate.

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

Stock-Based Compensation

We account for stock-based compensation related to option grants under the fair value method, based on the value of the award at the grant date using the Black-Scholes option valuation model. We recognize this expense over the requisite service period, net of estimated forfeitures. Employee stock-based compensation expense is calculated based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to stock-based compensation expense will be recognized at that time.

We recognize the expense of options granted to non-employees based on the fair value based measurement of the option grants at the time of vesting.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Recently Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15 (Subtopic 205-40), “Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”).  We adopted this standard on January 1, 2017. Because we generated cash in 2015 and 2016 and expect to generate cash in 2017, adoption had no impact on our financial statements.

In July 2015, FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), which requires certain inventory to be measured at the lower of cost or net realizable value. We adopted this standard on January 1, 2017 and it did not have a material impact on our financial statements.

In November 2015, FASB issued ASU No. 2015-17 (ASU 2015-17) "Balance Sheet Classification of Deferred Taxes," which requires that deferred tax liabilities and assets be classified as noncurrent.  We adopted this standard prospectively on January 1, 2017.  Because we have a valuation allowance equal to the full amount of our deferred tax assets, adoption did not have a material impact on our financial statements.

In March 2016, FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) “Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09), which simplifies accounting for transactions involving shares awarded to employees as part of their stock-based compensation.  It requires companies to record excess tax benefits and deficiencies as income tax expenses or benefits instead of including them in additional paid-in capital.  At the start of the year they implement the guidance, companies must adjust retained earnings by an amount equal to any previously unrecognized excess tax expenses or benefits. We adopted this guidance on January 1, 2017, at which time we recognized a $0.7 million deferred tax asset, with a corresponding increase to our deferred tax valuation allowance. We elected to report cash flows related to excess tax benefits as an operating activity on a prospective basis. We will continue to recognize stock compensation expense with estimated forfeitures. Adoption did not have a material impact on our financial statements.

Recently Issued Accounting Pronouncement Not Yet Adopted

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which changes the way companies recognize revenue. We plan to adopt this update using the modified retrospective approach, with the cumulative effect of adoption being recorded to our retained earnings on January 1, 2018.  At present, our only source of revenue is the sale of Korlym.  Our evaluation of the contracts governing our sales is in progress.  Because our arrangements with customers contain variable consideration, we have focused our analysis on how the update will affect our estimate of transaction prices. We are also reviewing our related policies, procedures and controls and will make appropriate changes to them when we adopt the update.  We have not completed our assessment of the adoption on our financial statements.

In February 2016, FASB issued ASU No. 2016-02, “Leases” (ASU 2016-02), which requires the recognition of lease transactions with terms longer than 12 months on the balance sheet as “lease liabilities” and “right-of-use assets.” We plan to adopt this new standard prospectively on January 1, 2019 and are evaluating the impact on our financial statements.  We expect that adoption will increase our “lease liabilities” and “right-of-use assets” equally.

In August 2016, FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” We plan to adopt this standard on January 1, 2018, and do not expect it to have a material impact on our financial statements.

In May 2017 FASB issued ASU No. 2017-09, Stock Compensation (Topic 718): “Scope of Modification Accounting,” which changes the accounting for modifications to the terms and conditions of share-based payment awards. We plan to adopt this standard on January 1, 2018 and do not expect it to have a material impact on our financial statements.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

2. Composition of Certain Balance Sheet Items

Inventory

The composition of inventory was as follows:

	June 30,	December 31,
	2017	2016
	(in thousands)
Raw materials	$2,962	$1,848
Work in progress	1,293	1,414
Finished goods	2,044	1,902
Total inventory	6,299	5,164
Less strategic inventory classified as non-current	(3,210)	(2,835)
Total inventory classified as current	$3,089	$2,329

In order to be prepared for potential demand for Korlym and because we rely on single-source manufacturers of both the API for Korlym and Korlym tablets, we have purchased significant inventory of these materials. We classify inventory we do not expect to use within 12 months of the balance sheet date as “Strategic Inventory,” a long-term asset.

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	June 30,	December 31,
	2017	2016
	(in thousands)
Government rebates	$5,556	$3,426
Accrued compensation	5,002	4,702
Commercialization costs	370	308
Legal fees	297	164
Professional fees	521	34
Other	480	319
Total other accrued liabilities	$12,226	$8,953

3. Available-for-Sale Securities and Fair Value Measurements

Our available-for-sale securities included:

	Fair Value	Estimated Fair Value
	Hierarchy	June 30,	December 31,
	Level	2017	2016
		(in thousands)
Corporate bonds	Level 2	$16,142	$—
Commercial paper	Level 2	14,006	—
U.S. treasury securities	Level 1	6,686	—
Money market funds	Level 1	10,854	31,605
Total Marketable securities		$47,688	$31,605

Classified as:
Cash equivalents		$13,652	$31,605
Short-term marketable securities		32,542	—
Long-term marketable securities		1,494	—
Total marketable securities		$47,688	$31,605

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

The estimated fair value of marketable securities is based on quoted market prices for these or similar investments obtained from a commercial pricing service. The fair value of marketable securities classified within Level 2 is based upon inputs that may include benchmark yields, reported trades, broker/dealer quotes and issuer spreads. At June 30, 2017, our accumulated other comprehensive loss on our balance sheets consisted of net unrealized losses on available-for-sale investments of $17,000 and zero at June 30, 2017 and December 31, 2016, respectively.

As of June 30, 2017, all our marketable securities had maturities of less than two years. The weighted-average maturity of our holdings was four months. None of our marketable securities changed from one fair value hierarchy to another during the three and six months ended June 30, 2017.

4. Long-Term Obligation

As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, Long-term Obligation, under the Financing Agreement with Biopharma we made payments to Biopharma calculated as a percentage of our Korlym revenue. Biopharma’s right to receive payments expired once it received $45.0 million. To secure our obligation, we granted Biopharma a security interest in our patents, trademarks, trade names, domain names, copyrights, know-how, books, records and regulatory approvals related to the Covered Products and any proceeds from them. Through June 30, 2017, we paid Biopharma $40.4 million.  We extinguished our obligations under the Financing Agreement in July 2017 with a final payment of $4.6 million.

We recorded interest expense of $149,000 and $419,000 for the three and six months ended June 30, 2017, respectively, and $523,000 and $1.1 million for the three and six months ended June 30, 2016, respectively and total accreted interest of $15.0 million for the period from August 2012 through June 30, 2017.

The following table provides a summary of the payment obligations under the Financing Agreement as of June 30, 2017 and December 31, 2016, utilizing the payment assumptions discussed above:

	June 30,	December 31,
	2017	2016
	(in thousands)
Total repayment obligation	$45,000	$45,000
Less interest in future periods	(37)	(456)
Less unamortized financing costs	(3)	(14)
Less payments made	(40,387)	(29,866)
Less current portion	(4,573)	(14,664)
Long-term obligation, net of current portion	$—	$—

We capitalized $140,000 of issuance costs related to the Financing Agreement, which we amortized over the term of the obligation, based on the assumptions discussed above. At June 30, 2017 and December 31, 2016, the unamortized issuance costs were approximately $3,000 and $14,000, respectively, and are included in “long-term obligation,” netted against debt on our balance sheets.

5. Lease obligations

In February 2016, we extended the lease for our office space through 2019 and added more space.  Effective May 1, 2016, we terminated our lease early and replaced it with a new one effective through March 31, 2019. On June 1, 2017, we amended that lease to add more space. Rent expense for the three months ended June 30, 2017 and 2016 was $256,000 and $218,000, respectively. Rent expense for the six months ended June 30, 2017 and 2016 was $507,000 and $394,000, respectively.

As of June 30, 2017, future minimum lease payments under non-cancelable operating leases were as follows:

Lease
Payments
2017 (remainder)	$528
2018	1,256
2019	314
Thereafter	—
Total	$2,098

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

6. Stock Option Plans

We have two stock option plans – the 2004 Equity Incentive Plan (the 2004 Plan) and the 2012 Incentive Award Plan (the 2012 Plan).  On February 10, 2017, our Board of Directors authorized an increase in the shares available for grant under the 2012 Plan by 4.5 million shares in the number of shares available for issuance under the 2012 Plan.

During the six months ended June 30, 2017, we issued an aggregate of 652,000 shares of our common stock upon the exercise of stock options.

The following table summarizes our stock-based compensation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Research and development	$850	$272	$1,503	$558
Selling, general and administrative	2,355	1,384	4,403	2,712
Total stock-based compensation	$3,205	$1,656	$5,906	$3,270

7. Net Income Per Share

Basic and diluted net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. The number of dilutive shares of common stock resulting from the potential exercise of stock options was determined using the treasury stock method. The computation of net income per share for each period, including the number of weighted-average shares outstanding, is shown in the statements of comprehensive income.

The following table shows the computation of net income per share for each period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Numerator:
Net income	$12,647	$977	$17,035	$958
Denominator:
Weighted-average shares used to compute basic net income per share	113,249	110,034	113,059	109,848
Dilutive effect of employee stock options	9,762	5,295	9,112	4,600
Weighted-average shares used to compute diluted net income per share	123,011	115,329	122,171	114,448
Net income per share attributable to common stockholders
Basic	$0.11	$0.01	$0.15	$0.01
Diluted	$0.10	$0.01	$0.14	$0.01

On a weighted-average basis, 4.1 million and 4.2 million stock options outstanding during the three and six months ended June 30, 2017, respectively; 5.2 million and 5.9 million stock options outstanding during the three and six months ended June 30, 2016, respectively, were excluded from the computation of diluted net income per share because including them would have reduced dilution.

The following table presents information on securities outstanding as of the end of each period that could potentially dilute the per share data:

	June 30,
	2017	2016
	(in thousands)
Stock options outstanding	21,306	18,573

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

8. Income taxes

Our quarterly income taxes reflect our estimate of the corresponding year’s annual effective tax rate.  We recorded an income tax expense of $50,000 and $177,000 during the three and six months ended June 30, 2017, respectively, compared to no income tax benefit or expense for the three and six months ended June 30, 2016.  Income tax expenses increased due primarily to income tax in states where we do not have enough tax credits or net operating loss carryforwards to fully offset our estimated tax liabilities.

We recorded a full valuation allowance against all our net deferred tax assets at both June 30, 2017 and December 31, 2016. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, there is a reasonable possibility that within the next year sufficient positive evidence may become available to reach a conclusion that a portion of the valuation allowance will no longer be needed. As such, we may release a portion of its valuation allowance against our deferred tax assets within the next 12 months. This release would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is recorded.

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

We are conducting two clinical trials of our proprietary selective cortisol modulator, CORT125134. One trial is investigating CORT125134 as a treatment for patients with Cushing’s syndrome. The second trial is investigating the combination of CORT125134 and nab-paclitaxel (Celgene Corporation’s drug, Abraxane®) as a treatment for patients with a variety of solid-tumor cancers. Both trials are enrolling patients.

We expect that two other compounds from our portfolio of selective cortisol modulators, CORT118335 and CORT125281, will enter Phase 1 trials in 2017.

Cushing’s Syndrome

Background.  Cushing’s syndrome is caused by prolonged exposure of the body’s tissues to high levels of the stress hormone cortisol. It is relatively uncommon and most often affects adults aged 20 to 50. An estimated 10 to 15 of every one million people are newly diagnosed with this syndrome each year, resulting in approximately 3,000 new patients and an estimated 20,000 patients with Cushing’s syndrome in the United States, approximately half of whom are cured by surgery.

Korlym to Treat Patients with Cushing’s Syndrome. We have received Orphan Drug designation from the FDA for Korlym for the treatment of patients with endogenous Cushing’s syndrome. Drugs that receive Orphan Drug designation receive seven years of marketing exclusivity for the approved indication from the date of drug approval, as well as tax credits for clinical trial costs, marketing application filing fee waivers and assistance from the FDA in the drug development process.

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

We use a specialty pharmacy and a specialty distributor to distribute Korlym and provide logistical support. We have retained a vendor to help patients with the reimbursement process and to administer our financial assistance programs for uninsured or under-insured patients. We donate money to independent charitable foundations. These organizations, along with our own programs, help us ensure that no patient with Cushing’s syndrome is denied access to Korlym for financial reasons.

CORT125134 to Treat Patients with Cushing’s Syndrome.  We are enrolling patients in a Phase 2 trial of our proprietary, selective cortisol modulator, CORT125134, to treat patients with Cushing’s syndrome. CORT125134 shares Korlym’s affinity for GR. Data from the compound’s Phase 1 trial showed that it can prevent the effects of the steroid prednisone, a commonly-used GR agonist, on serum osteocalcin, white blood cell counts, glucose metabolism and expression of the FKBP5 gene – a marker of GR activation. Modulating the effect of prednisone is important because it is a strong surrogate for modulation of cortisol – the essential quality of an effective treatment for patients with Cushing’s syndrome. Unlike Korlym, CORT125134 has no affinity for the progesterone receptor.

We are developing a CLIA-validated assay to measure FKBP5 gene expression that we believe will enable physicians to more easily identify new patients with hypercortisolism and better treat patients already in their care.

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

CORT125134 to Treat Patients with Solid-Tumor Cancers. We are conducting a Phase 1/2 trial of Abraxane in combination with CORT125134 to treat any solid-tumor cancer suitable for treatment with Abraxane. Once we identify a recommended dose of this combination, we will open 20-patient cohorts to test the combination’s efficacy in one or more solid-tumor cancers. Our likely initial targets will be pancreatic, triple-negative breast and ovarian cancer.  Other possible indications include cervical cancer and sarcoma. We may choose to evaluate CORT125134 in combination with other cancer therapies, including immunotherapy, to treat solid tumors.

Our Other Selective Cortisol Modulators

CORT125134 is the lead compound in our portfolio of proprietary selective cortisol modulators, which consists of three structurally distinct series. All of these compounds, like Korlym, potently block GR but do not block the progesterone, estrogen or androgen receptors. In addition to our findings with CORT125134, several of our new compounds have demonstrated positive results in animal or in vitro models of cortisol modulation. We are advancing the most promising of these compounds towards the clinic and expect to begin clinical trials of CORT118335 and CORT125281 in 2017. CORT118335 is a potential medication for fatty-liver disease, anti-psychotic-induced weight gain and other metabolic disorders. CORT125281 is a candidate for the treatment of castration-resistant prostate cancer and other indications.

The United States Patent & Trademark Office (USPTO) and the European Patent Office (EPO) have issued to us composition of matter patents related to our selective cortisol modulators.  We own nine U.S. composition of matter patents, and have one U.S. composition of matter patent application pending. We own 21 U.S. method of use patents and have exclusively licensed seven issued U.S. method of use patents. We have seven U.S. method of use patent applications pending covering the use of mifepristone or our next-generation selective cortisol modulators. In addition, we have been issued foreign method of use patents and composition of matter patents around the world. We have applied, and will continue to apply, for patents covering our product candidates as we deem appropriate. We have filed, and will continue to file, where we deem appropriate, foreign patent applications corresponding to our U.S. patents and applications.

We have exclusively licensed three issued U.S. patents from Stanford University for the use of cortisol modulators, including mifepristone, in the treatment of psychotic depression, cocaine-induced psychosis and early dementia, including early Alzheimer’s disease. We have also exclusively licensed from the University of Chicago: three issued U.S. patents for the use of cortisol modulators in the treatment of triple-negative breast cancer, one issued U.S. patent covering the use of cortisol modulators to treat castration-resistant prostate cancer, and a second U.S. patent application covering the treatment of prostate cancer.

Results of Operations

Net Product Revenue – Net product revenue is gross product revenue from sales to our customers less deductions for estimated government rebates and chargebacks.

Net product revenue was $35.6 million and $63.2 million for the three and six months ended June 30, 2017, respectively, as compared to $19.7 million and $35.8 million in the corresponding periods in 2016. These increases were driven by the increase in our sales volume and price increases.

Cost of sales – Cost of sales includes the cost of API, tableting, packaging, personnel, overhead, stability testing and distribution.

Cost of sales was $775,000 and $1.4 million for the three and six months ended June 30, 2017, respectively, as compared to $426,000 and $829,000 for the corresponding periods in 2016. For each of the three and six months ended June 30, 2017, cost of sales was 2.2 percent of net product revenue, compared to 2.2 percent and 2.3 percent in the corresponding periods of 2016. Cost of sales slightly declined as a percentage of net product revenue for the three and six months ended June 30, 2017 due to reduced manufacturing costs and increases in the price of Korlym. Cost of sales increased for the three and six months ended June 30, 2017 due to greater sales volumes.

Research and development expenses – Research and development expenses include the cost of (1) retaining and compensating development personnel, (2) clinical trials, (3) discovery research and pre-clinical studies, (4) drug product for use in clinical trials and to support regulatory submissions, (5) the development of drug formulations and manufacturing processes and (6) regulatory activities.

Research and development expenses increased 38.9 percent to $7.9 million for the three months ended June 30, 2017 compared to $5.7 million for the three months ended June 30, 2016. Research and development expenses increased 46.0 percent to $15.1 million for the six months ended June 30, 2017 from $10.3 million for the comparable period in 2016. These increases were due primarily to the advancement of CORT125134 and the hiring of additional clinical development employees.

Below is a summary of our research and development expenses by major project:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Project	(in thousands)		(in thousands)
Development programs:
Oncology	$1,238	$1,309	$2,579	$2,498
Cushing's syndrome	1,933	906	3,384	1,605
Psychotic depression	—	1	—	1
Pre-clinical selective cortisol modulators	2,747	1,800	5,400	3,584
Unallocated activities, including pre-clinical, manufacturing and regulatory activities	1,108	1,384	2,186	2,061
Stock-based compensation	850	272	1,503	558
Total research and development expense	$7,876	$5,672	$15,052	$10,307

Research and development expenses in 2017 and thereafter will depend on the outcomes of our pre-clinical and clinical trials and our development plans. We expect research and development spending for the rest of 2017 to be higher than it was in the corresponding period of 2016 as we advance our research and development programs.

Many factors affect the cost and timing of pre-clinical and clinical programs, including inconclusive results, slow patient enrollment, adverse side effects, unforeseen difficulties in the formulation or manufacture of study drugs and their real or perceived lack of efficacy or safety. Clinical development is also subject to extensive government regulation. These factors make it difficult to predict the timing and cost of development activities.

Selling, general and administrative expenses – Selling, general and administrative expenses include (1) compensation of employees, consultants and contractors engaged in commercial and administrative activities, (2) the cost of vendors that support commercial activities and (3) legal and accounting fees.

Selling, general and administrative expenses for the three months ended June 30, 2017 increased 16.5 percent, to $14.1 million, from $12.1 million for the comparable period of 2016. This increase was primarily due to the growth of our sales organization. Selling, general and administrative expenses for the six months ended June 30, 2017 increased 29.3 percent, to $29.2 million, from $22.5 million for the comparable period in 2016.

We expect our selling, general and administrative expenses to be higher in the remainder of 2017 than in the corresponding period of 2016 due to the increased scope of our commercial activities. Selling, general and administrative activities for the rest of 2017 and future years will depend on the cost of our commercial and clinical development efforts.

Interest and other expense – Interest and other expense for the three and six months ended June 30, 2017 was $98,000 and $323,000, respectively, compared to $531,000 and $1.1 million for the corresponding periods in 2016. In all periods, these amounts primarily consisted of interest expense related to the Biopharma Financing Agreement. Interest expense for the remainder of 2017 will decrease following the retirement of the Financing Agreement in July 2017.

Provision for income taxes – Our provision for income taxes for the three and six months ended June 30, 2017 was $50,000 and $177,000, respectively, which reflects primarily income taxes in states where we have no net operating loss carryforwards.  We had no provision for income taxes for the corresponding period in 2016.

Non-GAAP Financial Measures

We prepare our financial statements and footnotes in accordance with GAAP. To supplement our financial results presented on a GAAP basis, we use non-GAAP measures of net income and net income per share that exclude non-cash expenses related to stock-based compensation expense and the accretion of interest expense under the Financing Agreement. We use these non-GAAP measures to manage our business and believe that they may help investors better evaluate our past financial performance and potential future results. Non-GAAP measures should not be considered in isolation or as a substitute for comparable GAAP accounting and investors should read them in conjunction with our financial statements and notes thereto prepared in accordance with GAAP. The non-GAAP measures of net income and net income per share we use may be different from, and not directly comparable to, similarly titled measures used by other companies.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, except for per share data)
GAAP net income	$12,647	$977	$17,035	$958
Non-cash expenses:
Stock-based compensation	3,205	1,656	5,906	3,270
Accretion of interest expense related to long-term obligation	149	523	419	1,107
Non-GAAP net income, as adjusted for non-cash expenses	$16,001	$3,156	$23,360	$5,335

Basic net income per share	$0.11	$0.01	$0.15	$0.01

Diluted net income per share	$0.10	$0.01	$0.14	$0.01

Non-GAAP basic net income per share, as adjusted for non-cash expenses	$0.14	$0.03	$0.21	$0.05

Non-GAAP diluted net income per share, as adjusted for non-cash expenses	$0.13	$0.03	$0.19	$0.05

Weighted-average shares outstanding shares used in computing net income per share
Basic	113,249	110,034	113,059	109,848
Diluted	123,011	115,329	122,171	114,448

Liquidity and Capital Resources

Until 2016, we incurred net operating losses each year since inception. At June 30, 2017, we had an accumulated deficit of $305.2 million. Since 2012, we have relied on revenues from the sale of Korlym and proceeds from the sale of common stock and from the Financing Agreement to fund our operations.

Based on our current plans, which include funding our Cushing’s syndrome commercial operations, conducting Phase 2 trials of CORT125134 in both Cushing’s syndrome and solid tumor cancers and advancing to the clinic CORT125281 and CORT118335, we expect to fund our operations without needing to raise additional funds. We may choose to raise additional funds to finance our strategic priorities. Additional equity financing may be dilutive to stockholders. Debt financing, if available, may involve restrictive covenants. If we obtain funds through collaborations with other companies, these arrangements may be on unfavorable terms or may require us to relinquish rights to our technologies or product candidates that we would otherwise keep.

At June 30, 2017, we had cash, cash equivalents and marketable securities of $67.7 million, consisting of cash and cash equivalents of $33.6 million and marketable securities of $34.1 million, compared to $51.5 million of cash and cash equivalents at

December 31, 2016. Net cash provided by operating activities for the six months ended June 30, 2017 was $25.1 million, due to higher sales volumes and a price increase, compared to $4.9 million for the six months ended June 30, 2016. Net cash used in investing activities for the six months ended June 30, 2017 was $34.4 million, primarily due to purchases of marketable securities, while net cash used in investing activities for the six months ended June 30, 2016 was $29,000. Net cash provided by stock option exercises was $1.8 million for the six months ended June 30, 2017, compared to $2.8 million for the comparable period of 2016. We made payments under the Financing Agreement of $10.5 million and $6.3 million during the six months ended June 30, 2017 and 2016, respectively.

We were required to make payments totaling $45.0 million under the Financing Agreement.  We paid a total of $40.4 million through June 30, 2017 and a final payment of $4.6 million in July 2017. No further payments under the Financing Agreement are due.

The cash in our checking account and our marketable securities could be affected if the financial institution holding them were to fail or be subject to adverse conditions in the financial markets. We have never experienced a loss or lack of access to cash.

Contractual Obligations and Commercial Commitments

Our contractual payment obligations and purchase commitments as of December 31, 2016 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, and have not changed materially during the six months ended June 30, 2017.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

We have prepared our financial statements in accordance with GAAP, which requires us to make estimates regarding our assets, liabilities and expenses. We base our estimates on our experience and on assumptions we believe to be reasonable. Actual results may differ if our assumptions are incorrect or the conditions in which we do business change. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. During six months ended June 30, 2017, we did not make any significant changes to our critical accounting policies and estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks as of June 30, 2017 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.  They have not changed materially during the six months ended June 30, 2017.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures provide a reasonable level of assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q was (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings arising in the ordinary course of business. Although the outcome of any pending matters, and the amount, if any, of our ultimate liability and any other forms of remedies with respect to these matters, cannot be determined or predicted with certainty, we do not believe that the ultimate outcome of these matters will have a material adverse effect on our business, financial position or results of operations.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves significant risks. Before doing so, carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q, including our financial statements and related notes The risks and uncertainties described below are those that we believe may materially affect us.  Of course, there may be others of which we are unaware or incorrectly deem immaterial which become important and harm our business.  If any of these risks or uncertainties occurs, our business, results of operations or financial condition could be materially harmed, the trading price of our common stock could decline and you could lose part or all of your investment.

Risks Related to the Commercialization of Korlym

Failure to generate sufficient revenue from the sale of Korlym® would harm our financial results and would likely cause our stock price to decline.

For the foreseeable future, our ability to generate revenue and fund our commercial operations and development programs will be solely dependent on sales of Korlym. Physicians will prescribe Korlym only if they determine that it is preferable to other treatments, even if those products are not approved for Cushing’s syndrome. Because Cushing’s syndrome is rare, most physicians are inexperienced in the care of patients with the illness and it may be difficult to persuade them to prescribe Korlym, even with clinical trial results that show it is a compelling treatment.

Many factors could hamper our efforts to generate Korlym revenue, including:

•

the preference of some physicians for familiar, long-standing off-label treatments for Cushing’s syndrome or for Novartis’ drug, Signifor, for the treatment of Cushing’s disease, a subset of patients with Cushing’s syndrome;

•	competition from non-medical treatment methods, such as surgery and radiation therapy;
•	negative publicity and political concerns about Korlym, RU-486, Mifeprex® or mifepristone;
•	the availability of private and government insurance coverage; and
•	rapid technological change that makes Korlym obsolete.

Failure to generate sufficient Korlym revenue would prevent us from fully funding our planned commercial and clinical activities and would likely cause our stock price to decline.

The Orphan Drug designation for Korlym may not prevent competition from companies that develop other compounds for the treatment of Cushing’s syndrome. These companies may have significantly more resources than we do. Competition from them could limit our revenue from the commercialization of Korlym for the treatment of Cushing’s syndrome or other indications.

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

In 2012 Novartis received approval in both the United States and the European Union (EU) to market its somatostatin analogue Signifor for adult patients with Cushing’s disease (a subset of Cushing’s syndrome that accounts for approximately 70 percent of all patients with Cushing’s syndrome) for whom pituitary surgery is not an option or has not been curative. In addition, Novartis has received Orphan Drug designation in the United States for the use of the experimental compound osilodrostat to treat Cushing’s disease and in the EU to treat Cushing’s syndrome. Novartis has begun a Phase 2 clinical trial in Japan investigating the use of this compound to treat Cushing’s syndrome due to causes other than Cushing’s disease and a Phase 3 clinical trial in the EU investigating its use to treat Cushing’s disease. Novartis has substantially more resources and experience than we do and may provide significant competition.

Laboratoire HRA Pharma (HRA) received Orphan Drug designation in the United States and the EU for the use of mifepristone to treat a subtype of Cushing’s syndrome. HRA began and terminated a Phase 2 clinical trial in Europe and the United States for this indication. Strongbridge Biopharma plc (Strongbridge) has received Orphan Drug designation in the United States and the EU for the use of levoketoconazole to treat Cushing’s syndrome. Strongbridge has begun a Phase 3 clinical trial in Europe and the United States for this indication. Exelgyn Laboratories, which operates as a subsidiary of Medi Challenge (Pty) Ltd., received Orphan Drug designation for mifepristone to treat Cushing’s syndrome in the EU, but has stated that it has not yet conducted any clinical trials.

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

We have no manufacturing or pharmacy capabilities and depend on third-party vendors to manufacture Korlym and dispense it to patients. We also depend on third-party suppliers to manufacture the API and capsules for CORT125134, CORT118335 and CORT125281. If these third-parties are unable or unwilling to continue to manufacture our drug products or dispense Korlym for us and we are unable to identify qualified replacement vendors and transfer our business to them in a timely manner or if these third-parties fail to comply with FDA or other applicable regulations or their agreements with us or otherwise fail to meet our requirements, our business will be harmed.

PCAS, a third-party manufacturer, supplies all of the API in Korlym. Alcami, another third-party manufacturer, produces all of our Korlym tablets.  Dohmen Life Science Services (Dohmen), a specialty pharmacy, dispenses all Korlym we sell directly to patients. We have entered into agreements with these vendors that automatically renew.  We rely on other third-parties to manufacture the API and capsules of our selective cortisol modulators, including CORT125134, CORT118335 and CORT125281. If any of these vendors is unable or unwilling to meet our requirements, we may not be able to manufacture or dispense our product in a timely manner. Our arrangements with these manufacturers are terminable by them, subject to notice provisions.  Any third-party manufacturer or specialty pharmacy we engage will be subject to regulation by the FDA and other governmental authorities. We do not control these vendors’ processes or operations and cannot assure that they will meet applicable regulatory requirements or their contractual obligations to us.  Identifying replacements for these vendors and transitioning our business to them would be complex and expensive.  Failure to do so in a timely manner would harm our business.

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

The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts and their provisions are open to a variety of interpretations. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under such laws, it is possible that some of our business activities, including our relationships with physicians and other healthcare providers, some of whom recommend, purchase and/or prescribe our products, and the manner in which we promote our products, could be subject to challenge under one or more of such laws. We are also exposed to the risk that our employees, independent contractors, principal investigators, consultants, vendors, distributors, and CROs may engage in fraudulent or other illegal activity. While we have policies and procedures in place prohibiting such activity, it is not always possible to identify and deter misconduct by our employees and other third-parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.

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

We store sensitive data on our computer networks and on the networks of third-party vendors, including intellectual property and confidential information relating to our business and employees.  Despite the implementation of security measures, our internal computer systems and those of our vendors are subject to the risk of cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures.  In addition, system failures could cause the loss of valuable clinical trial data or otherwise disrupt our clinical and commercial activities and be expensive and time-consuming to remedy. If a disruption or security breach resulted in the inappropriate disclosure of confidential or proprietary information, we could incur liability and our research, development and commercialization efforts could be delayed or otherwise harmed.

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

Risks Related to the Development of our Product Candidates

Clinical drug development is lengthy, expensive and may produce negative study results. Results of earlier studies and trials may not be predictive of future trial results.

Clinical development is a long, expensive and uncertain process. Data obtained from clinical trials is susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The results from early clinical trials may not be predictive of results obtained in later clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having produced positive results in preclinical studies and initial clinical trials. Many companies have suffered significant setbacks in advanced clinical trials due to lack of efficacy or the adverse safety profile of their medication candidate.

Our current clinical trials are too small to support marketing approvals for the compounds being studied. Even if these trials generate positive results, those results would have to be confirmed in one or more substantially larger, more expensive and lengthier trials before we could seek regulatory approvals.

The commencement and completion of clinical trials may be delayed by many factors beyond our control, including:

•	delays obtaining regulatory approval to start a trial;
•	obtaining acceptable terms with Clinical Research Organizations (“CROs”) and clinical trial sites;
•	obtaining institutional review board (IRB) approval at each site;
•	slower than anticipated patient enrollment;
•	negative or inconclusive results;
•	patient noncompliance with the clinical trial protocol;
•	lack of effectiveness or safety observed during the clinical trials;
•	negative inspections of our clinical or manufacturing operations by the FDA or other regulatory authorities; and

We could encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the clinical trial sites where these trials are being conducted, the trial’s data safety monitoring board, or the FDA or other regulatory authorities. These authorities may suspend or terminate a trial for many reasons, including failure to conduct the trial in accordance with regulatory requirements or our clinical protocols, negative findings in an inspection by the FDA or other authorities of our clinical trial operations or clinical trial sites, unforeseen safety issues, failure to demonstrate a benefit from using a product candidate, or changes in government regulations.

Over the course of clinical development of any product candidate, we may decide, or the FDA or other regulatory authorities may require us, to pursue clinical or preclinical studies in addition to those we had initially planned. Also, additional trials or studies that we decide are necessary or desirable may delay or prevent the completion of our development programs or increase their cost. Even if we are able to conduct all of the clinical trials and supportive studies that we consider appropriate, we may not receive regulatory approval to market our product candidates.

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

We may seek to commercialize our products in international markets on our own or with the help of partners. Outside the United States, we may commercialize a product only if we receive a marketing authorization and, in many cases, pricing approval, from the appropriate regulatory authorities, whose approval processes include all of the risks associated with the FDA approval process, and, in some cases, additional risks. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our product candidates in any foreign market. Although we have received Orphan Drug designation in the EU of Korlym to treat patients with Cushing’s syndrome, we are not currently seeking any foreign approvals.

We face competition from companies with financial, technical and marketing resources substantially greater than our own.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our present and potential competitors include major pharmaceutical companies, specialized pharmaceutical firms, universities and public and private research institutions.  These competitors, may develop and commercialize medications that are superior to and more cost-effective than ours. We expect competition to intensify as technical advances are made.

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

Our efforts to discover, develop and commercialize product candidates beyond Korlym for the treatment of patients with Cushing’s syndrome are at an early stage and we may fail to successfully commercialize any of them.

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

We only have significant clinical and commercial experience with mifepristone, the active ingredient in Korlym, and we may determine that mifepristone is not desirable for uses other than for the treatment of patients with Cushing’s syndrome. The compounds developed pursuant to our early discovery, preclinical and clinical research programs may fail to become viable product candidates regardless of the resources we dedicate to their development. Even if product candidates are identified, we may abandon further development efforts after expending significant expense and time due to financial constraints, concerns over safety or efficacy, marketing considerations, manufacturing difficulties or other reasons. Moreover, governmental authorities may enact new legislation or regulations that could limit or restrict our development efforts. If we are unable to successfully discover and commercialize new uses for cortisol modulators, we may be unable to generate sufficient revenue to support our operations.

We will need to increase the size of our organization and we may experience difficulties in managing growth.

The development of our research and development efforts will be constrained by our existing administrative, operational and management resources. Growth will impose significant added responsibilities on members of management, including the need to identify, recruit and retain additional employees. To date, we have relied on a small management team. Our future financial performance and our ability to compete effectively will depend on our ability to manage growth effectively.

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

We face intense competition for qualified personnel. Although we believe we have been successful in attracting and retaining qualified personnel, our success may not continue. The inability to attract and retain these personnel could harm our commercial business or delay the discovery, development and commercialization of our product candidates.

Rapid technological change could make our product and product candidates obsolete.

Pharmaceutical technologies advance rapidly. Our future will depend on our ability to maintain a competitive position with respect to these technologies. Korlym and other products we develop may become obsolete or uneconomical before we recover any of the cost of their development. Rapid technological change could make Korlym and our product candidates obsolete, which could harm our business.

Risks Related to Our Capital Needs and Financial Results

We may need additional capital to develop and commercialize Korlym for additional indications or our selective cortisol modulators for any indication. Additional capital may not be available on favorable terms, or at all, which could adversely affect our business.

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

We may also choose to raise additional capital due to strategic considerations even if we believe we have sufficient funds for our current and future operating plans.

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

We have incurred substantial losses and may incur more.

We finance our operations through revenue from the sale of Korlym.  Before 2016, we incurred substantial losses and relied on the public sale of common stock, our Financing Agreement and private placements of preferred and common stock to fund our activities. We may incur additional losses.

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

Risks Relating to Our Intellectual Property

If Korlym or future product candidates conflict with the patents of others or if we become involved in other intellectual property disputes, we may have to engage in costly litigation or obtain a license and we may be unable to commercialize our product candidates or Korlym for a new indication.

Patents in the pharmaceutical industry are highly uncertain, involve complex legal and factual questions and are the subject of much litigation. Our product candidates may give rise to claims that our patents are invalid or that we infringe on the rights of others. If it is determined that our product candidates infringe others’ patent rights, we may be required to obtain licenses to those rights. If we fail to obtain licenses when necessary, we may have to delay commercializing our product candidates while we attempt to design around the infringed patent. We could fail and may be unable to commercialize our product candidates. If we become involved in intellectual property litigation, we are likely to incur considerable costs. We do not believe that we infringe any patents or other proprietary rights. We are not obligated to pay royalties relating to the use of intellectual property except to Stanford University and the University of Chicago.

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

If a third-party successfully asserted an infringement claim against us, we could be forced to pay damages and be prevented from developing, manufacturing or marketing our potential products. We do not have liability insurance for patent infringement. A third-party could require us to obtain a license to use their intellectual property, which we may not be able to do on commercially acceptable terms, or at all.  If we become involved in litigation, it could consume a substantial portion of our resources and of management’s time. Regardless of the merit of a particular claim, defending a lawsuit is expensive and diverts management’s attention from productive business.

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

We own or have exclusively licensed issued U.S. patents covering the use of cortisol modulators to treat a variety of disorders, including triple-negative breast cancer and castration-resistant prostate cancer. A method of use patent covers only a particular use of a compound, not its composition. Because our patents do not cover the composition of mifepristone, we cannot prevent others from commercializing mifepristone to treat disorders not covered by our method of use patents. The availability of mifepristone for these disorders may enable patients to obtain mifepristone for indications covered by our patents. Although any such “off-label” use would violate our patents, effectively monitoring compliance and enforcing our rights may be difficult and costly. Patients may be able to purchase mifepristone through the internet or underground market. Mifepristone is sold in the United States by Danco Laboratories for the termination of early pregnancy. Although distribution is limited to a single dose provided in the physician’s office and covered by other restrictions, we cannot be certain that patients with Cushing’s syndrome will not be able to obtain mifepristone from this source or others, should another company receive approval to market mifepristone for another indication.

Risks Related to Our Stock

The market price of our common stock has been and is likely to continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control. Opportunities for the sale of shares at any given time may be limited.

We cannot assure that an active trading market for our common stock will exist at any particular time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended July 28, 2017, our average daily trading volume was approximately 743,194 shares and the intra-day sales prices per share of our common stock on The NASDAQ Capital Market ranged from $5.24 to $13.25. As of July 28, 2017, our officers, directors and principal stockholders controlled 14 percent of our common stock. The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

As of July 28, 2017, our officers and directors control 14 percent of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

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

101

The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2017 and 2016, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date: August 1, 2017	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D. Chief Executive Officer

Date: August 1, 2017	/s/ G. Charles Robb
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

101

The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2017 and 2016, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.