Form 10-Q
period 2017-09-30
CORCEPT THERAPEUTICS INC
filed 2017-11-03
CIK 1088856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On October 30, 2017, there were 114,124,161 shares of common stock outstanding at a par value of $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$31,060	$51,536
Short-term marketable securities	44,096	—
Trade receivables, net of allowances	11,872	9,860
Inventory	3,828	2,329
Prepaid expenses and other current assets	3,086	1,964
Total current assets	93,942	65,689
Strategic inventory	1,680	2,835
Property and equipment, net of accumulated depreciation	553	205
Long-term marketable securities	1,508	—
Other assets (Note 5)	12,989	24
Total assets	$110,672	$68,753
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,226	$2,290
Accrued clinical expenses	1,892	1,467
Other accrued liabilities	16,252	8,953
Long-term obligation - current portion	—	14,664
Total current liabilities	24,370	27,374
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000 shares authorized and no shares outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, par value $0.001 per share, 280,000 shares authorized and 114,082 and 112,710 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	114	113
Additional paid-in capital	377,678	363,534
Accumulated other comprehensive loss	(14)	—
Accumulated deficit	(291,476)	(322,268)
Total stockholders’ equity	86,302	41,379
Total liabilities and stockholders’ equity	$110,672	$68,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Product revenue, net	$42,763	$21,725	$105,921	$57,509
Operating expenses:
Cost of sales	976	668	2,397	1,497
Research and development	11,693	7,054	26,745	17,360
Selling, general and administrative	16,471	10,931	45,621	33,480
Total operating expenses	29,140	18,653	74,763	52,337
Income from operations	13,623	3,072	31,158	5,172
Interest and other income (expense)	86	(487)	(237)	(1,629)
Income before income taxes	13,709	2,585	30,921	3,543
Income tax benefit (expense)	48	—	(129)	—
Net income	$13,757	$2,585	$30,792	$3,543
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments	3	—	(14)	—
Total comprehensive income	$13,760	$2,585	$30,778	$3,543

Basic net income per common share	$0.12	$0.02	$0.27	$0.03

Diluted net income per common share	$0.11	$0.02	$0.25	$0.03

Weighted-average shares outstanding used in computing net income per share
Basic	113,603	110,652	113,242	110,118
Diluted	125,651	116,419	123,417	115,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$30,792	$3,543
Adjustments to reconcile net income to net cash generated from operations:
Stock-based compensation	9,529	5,101
Accretion of interest expense	456	1,562
Amortization of debt financing costs	14	16
Depreciation and amortization of property and equipment	58	72
Changes in operating assets and liabilities:
Trade receivables	(2,012)	(2,015)
Inventory	(344)	(825)
Prepaid expenses and other current assets	(1,122)	(679)
Other assets (Note 5)	(12,965)	—
Accounts payable	3,922	2,984
Accrued clinical expenses	425	604
Other accrued liabilities	7,299	3,617
Deferred revenue	—	(158)
Net cash provided by operating activities	36,052	13,822
Cash flows from investing activities:
Purchases of property and equipment	(390)	(119)
Purchases of marketable securities	(45,618)	—
Cash used in investing activities	(46,008)	(119)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options and warrants, net of issuance costs	4,614	4,073
Payments related to long-term obligation	(15,134)	(10,346)
Net cash used in financing activities	(10,520)	(6,273)
Net (decrease) increase in cash and cash equivalents	(20,476)	7,430
Cash and cash equivalents, at beginning of period	51,536	40,435
Cash and cash equivalents, at end of period	$31,060	$47,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Corcept Therapeutics Incorporated was incorporated in the State of Delaware in May 1998, and our headquarters are located in Menlo Park, California. We are a pharmaceutical company engaged in the discovery, development and commercialization of medications that treat severe metabolic, oncologic, and psychiatric disorders by modulating the effect of the stress hormone cortisol. In 2012, the United States Food and Drug Administration (“FDA”) approved Korlym® (“mifepristone”) 300 mg tablets as a once-daily oral medication for treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. We have discovered and patented three structurally distinct series of selective cortisol modulators, consisting of more than 500 compounds. We are developing compounds from these series to treat a broad range of disorders.

Basis of Presentation

We have prepared the September 30, 2017 balance sheet and the statements of comprehensive income and cash flows in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K. The December 31, 2016 balance sheet has been derived from audited financial statements at that date.

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

We reevaluate our estimates and assumptions each quarter, including those related to revenue recognition, sales returns, inventory, allowances for doubtful accounts and accrued liabilities, including our bonus accrual, clinical trial accruals and stock-based compensation.

Fair Value Measurements

We value financial instruments using the assumptions we believe third-party market participants would adopt when valuing such instruments.  Our methodology uses a “fair value hierarchy” that gives the highest priority to quoted prices in active markets for identical instruments (called “Level 1 inputs”).  If no Level 1 inputs are available, we consider (i) quoted prices in non-active markets for identical instruments; (ii) active markets for similar instruments; (iii) inputs other than quoted prices for the instrument; and (iv) inputs that are not directly observable, but that are corroborated by observable data (“Level 2 inputs”).  In the absence of Level 2 inputs, we rely on unobservable inputs, such as our own data about the assumptions market participants would use in pricing the instrument (“Level 3 inputs”). Fair value is a market-based measurement and should therefore be based on the assumptions that third-party market participants would use in pricing the asset or liability.

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

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Effective January 2017, we invested a portion of our funds in marketable securities, primarily U.S. Treasury securities, commercial paper and corporate notes. We classify our marketable securities as available-for-sale securities and report them at fair value as “cash equivalents” or “marketable securities” on our balance sheet, with related unrealized gains and losses included in stockholders' equity. Realized gains and losses and permanent declines in value are included in “interest and other income” in our statement of comprehensive income.

Concentration of Credit Risk

We are subject to credit risk from our portfolio of cash, cash equivalents and marketable securities.  We limit our investments to U.S. Treasury obligations and high-grade corporate debt with less than a 36-month maturity.  We are not exposed to any significant concentration of credit from these investments.

Inventory

We value inventory at the lower of cost or net realizable value. We determine the cost of inventory using the specific identification method, which approximates a first-in, first-out basis. We write down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value. Any expired inventory is disposed of and the related costs are recognized as cost of sales in the statement of comprehensive income in that period.

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

Long-term Obligation

In August 2012, we entered into a Purchase and Sale Agreement (“Financing Agreement”) with Biopharma Secured Debt Fund II Sub, S.à r.l (“Biopharma”), a private limited liability company organized under the laws of Luxembourg. Under the terms of the Financing Agreement, we received $30.0 million from Biopharma, which we recorded as a long-term obligation. In return, we were obligated to make payments to Biopharma totaling $45.0 million. These payments equaled a percentage of (i) our net product sales, including sales from any product containing mifepristone or any of our proprietary selective cortisol modulators (“Covered Products”) and (ii) cash or cash equivalents received from any licensing transaction or co-promotion arrangement involving Covered Products (together, “Korlym Receipts”). Once we had paid Biopharma a total of $45.0 million, no more payments would be due and the obligation would be extinguished.

We recognized a portion of each quarterly payment under the Financing Agreement as interest expense, which we determined by calculating the interest rate to Biopharma implied by the stream of quarterly payments we expected to make. In each period, the amount shown on our balance sheet as the current portion was our estimate of the amount we expected to pay Biopharma in the following 12 months. We recorded the rest of the outstanding portion of the obligation, if any, as a long-term liability.

We made our final payment to Biopharma, completely satisfying our obligations under the Financing Agreement, in July 2017.

See Note 4, Long-Term Obligation, for additional information regarding this agreement.

Net Product Sales

We primarily sell Korlym directly to patients through a specialty pharmacy. We recognize revenue upon the delivery of Korlym if (i) there is persuasive evidence that an arrangement exists with the customer, (ii) collectability is reasonably assured and (iii) the sales price is fixed or determinable. In order to conclude that the price is fixed or determinable, we must be able to (i) calculate gross product revenue from a sale and (ii) reasonably estimate the associated net revenue.  Confirmation of coverage by the patient’s private or government insurance plan or by a third-party charity is a prerequisite for selling Korlym to a patient. We provide Korlym at no cost to patients without insurance who do not qualify for charitable support.

Through August 9, 2017 our exclusive specialty pharmacy was Dohmen Life Science Services (“Dohmen”).  On August 10, 2017, Optime Care, Inc. (“Optime”) became our exclusive specialty pharmacy.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

We also sell Korlym to a specialty distributor (“SD”), which we recognize at the time the SD receives the Korlym. SD sales were less than two percent of our net revenue in the three and nine months ended September 30, 2017.

We donate cash to charities that help patients with financial need pay for the treatment of Cushing’s syndrome. We do not include payments we receive from these organizations in revenue.

We calculate gross product revenues based on the price we charge our customers. We estimate net product revenues by deducting from gross product revenues (a) estimated government rebates, (b) estimated costs of our patient co-pay assistance program, (c) discounts for prompt payment and (d) reserves for expected product returns.  We record estimates for these deductions at the time we recognize the gross revenue and update them as new information becomes available.

Rebates and Chargebacks:  Korlym is eligible for purchase by or qualifies for partial or full reimbursement from Medicaid and other government programs. We estimate any government rebate amounts by applying the discount rates applicable to each government-funded program against our sales to patients covered by such programs.

Allowances for Patient Assistance Program:  It is our policy that no patient be denied Korlym due to inability to pay. We provide financial assistance to eligible patients whose insurance policies require them to pay high deductibles and co-payments. We determine the amount of such assistance by applying our program guidelines to all eligible sales in the period.

Sales Returns: We deduct from each period’s gross revenue the amount of Korlym we estimate will be returned. When estimating returns, we analyze quantitative and qualitative information including, but not limited to, historical return rates, the amount of product in the distribution channel, the expiration date of the product, current and projected product demand, the introduction of competing products that may erode demand, and broad economic and industry-wide indicators. If we cannot reasonably estimate product returns with respect to a particular sale, we defer recognition of revenue from that sale until we can make a reasonable estimate.

Research and Development

Research and development expenses consist of direct expenses, such as the cost of discovery research, pre-clinical studies, and clinical trials relating to our portfolio of proprietary, selective cortisol modulators, manufacturing development, preparations for submissions to the FDA or other regulatory agencies and related overhead expenses. We expense nonrefundable payments and the cost of technologies and materials used in research and development as they are incurred.

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

Segment Reporting

We determine our operating segments based on the way we organize our business, make decisions and assess performance. We have only one operating segment, which is the discovery, development and commercialization of pharmaceutical products.

Stock-Based Compensation

We account for stock-based compensation related to option grants under the fair value method, based on the value of the award at the grant date, using the Black-Scholes option valuation model. We recognize this expense over the requisite vesting period, net of estimated forfeitures. If actual forfeitures differ from our estimates, we adjust stock-based compensation expense accordingly.

We recognize the expense of options granted to non-employees based on the fair value based measurement of the option grants at the time of vesting.

Recently Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15 (Subtopic 205-40), “Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  We adopted this standard on January 1, 2017. Because we generated cash in 2015 and 2016 and expect to generate cash in 2017, adoption had no impact on our financial statements.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

In July 2015, FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires certain inventory to be measured at the lower of cost or net realizable value. We adopted this standard on January 1, 2017 and it did not have a material impact on our financial statements.

In November 2015, FASB issued ASU No. 2015-17 "Balance Sheet Classification of Deferred Taxes," which requires that deferred tax liabilities and assets be classified as noncurrent.  We adopted this standard prospectively on January 1, 2017.  Because we have a valuation allowance equal to the full amount of our deferred tax assets, adoption did not have a material impact on our financial statements.

In March 2016, FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) “Improvements to Employee Share-Based Payment Accounting,” which simplifies accounting for transactions involving shares awarded to employees.  It requires companies to record excess tax benefits and deficiencies as income tax expenses or benefits instead of including them in additional paid-in capital.  At the start of the year in which they implement the guidance, companies must adjust retained earnings by an amount equal to any previously unrecognized excess tax expenses or benefits. We adopted this guidance on January 1, 2017, at which time we recognized a $0.7 million deferred tax asset, which was offset by a corresponding increase to our deferred tax valuation allowance, resulting in no change to our balance sheet. We elected to report on a prospective basis cash flows related to excess tax benefits as an operating activity and to continue to recognize stock compensation expense net of estimated forfeitures. Adoption of this standard did not have a material impact on our financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which changes the way companies recognize revenue. We plan to adopt this update using the modified retrospective approach, with the cumulative effect of adoption being recorded to our retained earnings on January 1, 2018.  We have completed our evaluation of the contracts governing our sales process and are reviewing our related disclosures, policies and controls, which we will change as required when we adopt the standard. Because our arrangements with customers contain variable consideration, we have focused our analysis on how the new standard will affect our estimate of transaction prices, which we believe the update will not change materially. We do not believe adoption will have a material impact on our financial statements.

In February 2016, FASB issued ASU No. 2016-02, “Leases”, which requires the recognition of lease transactions with terms longer than 12 months on the balance sheet as “lease liabilities” and “right-of-use assets.” We plan to adopt this new standard prospectively on January 1, 2019.  We expect that adoption will increase our “lease liabilities” and “right-of-use assets” equally.

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

2. Composition of Certain Balance Sheet Items

Inventory

The composition of inventory was as follows:

	September 30,	December 31,
	2017	2016
	(in thousands)
Raw materials	$1,122	$1,848
Work in progress	1,934	1,414
Finished goods	2,452	1,902
Total inventory	5,508	5,164
Less strategic inventory classified as non-current	(1,680)	(2,835)
Total inventory classified as current	$3,828	$2,329

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

In order to be prepared for potential demand for Korlym and because we rely on single-source manufacturers of both the active pharmaceutical ingredient (“API”) for Korlym and Korlym tablets, we have purchased significant inventory of these materials. We classify inventory we do not expect to use within 12 months of the balance sheet date as “Strategic Inventory,” a long-term asset.

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	September 30,	December 31,
	2017	2016
	(in thousands)
Government rebates	$6,955	$3,426
Accrued compensation	7,886	4,702
Commercialization costs	415	308
Legal fees	342	164
Professional fees	247	34
Other	407	319
Total other accrued liabilities	$16,252	$8,953

3. Available-for-Sale Securities and Fair Value Measurements

Our available-for-sale securities included:

	Fair Value	Estimated Fair Value
	Hierarchy	September 30,	December 31,
	Level	2017	2016
		(in thousands)
Corporate bonds	Level 2	$18,394	$—
Commercial paper	Level 2	23,331	—
U.S. treasury securities	Level 1	7,778	—
Money market funds	Level 1	10,330	31,605
Total Marketable securities		$59,833	$31,605

Classified as:
Cash equivalents		$14,229	$31,605
Short-term marketable securities		44,096	—
Long-term marketable securities		1,508	—
Total marketable securities		$59,833	$31,605

The estimated fair value of marketable securities is based on quoted market prices for these or similar investments obtained from a commercial pricing service. The fair value of marketable securities classified within Level 2 is based upon inputs that may include benchmark yields, reported trades, broker/dealer quotes and issuer spreads. At September 30, 2017, our accumulated other comprehensive loss on our balance sheets consisted of net unrealized losses on available-for-sale investments of $14,000 and zero at September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017, all our marketable securities had original maturities of less than two years. The weighted-average maturity of our holdings was four months. None of our marketable securities changed from one fair value hierarchy to another during the three and nine months ended September 30, 2017.

4. Long-Term Obligation

As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, Long-term Obligation, under the Financing Agreement with Biopharma we made payments to Biopharma calculated as a percentage of our Korlym revenue. Biopharma’s right to receive payments expired once it received $45.0 million. To secure our obligation, we granted Biopharma a security interest in our patents, trademarks, trade names, domain names, copyrights, know-how, books, records and regulatory

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

approvals related to the Covered Products and any proceeds from them. Through September 30, 2017, we paid Biopharma $45.0 million.  We extinguished our obligations under the Financing Agreement in July 2017 with a final payment of $4.6 million.

We recorded interest expense of $37,000 and $456,000 for the three and nine months ended September 30, 2017, respectively, and $455,000 and $1.6 million for the three and nine months ended September 30, 2016, respectively and total accreted interest of $15.0 million for the period from August 2012 through September 30, 2017.

The following table provides a summary of the payment obligations under the Financing Agreement as of September 30, 2017 and December 31, 2016, utilizing the payment assumptions discussed above:

	September 30,	December 31,
	2017	2016
	(in thousands)
Total repayment obligation	$45,000	$45,000
Less interest in future periods	—	(456)
Less unamortized financing costs	—	(14)
Less payments made	(45,000)	(29,866)
Less current portion	—	(14,664)
Long-term obligation, net of current portion	$—	$—

We capitalized $140,000 of issuance costs related to the Financing Agreement, which we amortized over the term of the obligation, based on the assumptions discussed above. At September 30, 2017 and December 31, 2016, the unamortized issuance costs were approximately zero and $14,000, respectively, and are included in “long-term obligation,” netted against debt on our balance sheets.

5. Commitments and Contingencies

Leases

In February 2016, we extended the lease for our office space through 2019 and added more space.  Effective May 1, 2016, we terminated our lease early and replaced it with a new one effective through March 31, 2019. On June 1, 2017, we amended that lease to add more space. Rent expense for the three months ended September 30, 2017 and 2016 was $279,000 and $246,000, respectively. Rent expense for the nine months ended September 30, 2017 and 2016 was $786,000 and $639,000, respectively.

As of September 30, 2017, future minimum lease payments under non-cancelable operating leases were as follows:

Lease
Payments
2017 (remainder)	$264
2018	1,256
2019	314
Thereafter	—
Total	$1,834

Contingencies

In the ordinary course of business, we may be subject to legal claims and regulatory actions that could have a material adverse effect on our business or financial position. We assess our potential liability in such situations by analyzing potential outcomes, assuming various litigation, regulatory and settlement strategies.  If we determine a loss is probable and its amount can be reasonably estimated, we accrue an amount equal to the estimated loss.

On August 4, 2017, Corcept terminated its pharmaceutical services agreement with Dohmen, dated as of May 21, 2013, as amended July 22, 2013 and again on October 6, 2014 (the “Dohmen Agreement”) for material breach, pursuant to Section 5.2.2 of the Dohmen Agreement.  On August 7, 2017, Dohmen filed a complaint in the Court of Chancery of the State of Delaware against Corcept alleging unlawful termination and breach of contract and requesting declaratory relief and damages (the “Dohmen Lawsuit”). On September 27, 2017, Dohmen amended its complaint to add a claim alleging trade secret misappropriation. In its amended complaint, Dohmen has requested specific performance and an injunction.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Dohmen has refused to transfer to Corcept the cash it collects from $12.9 million in Korlym® net receivables, despite its obligation to do so. Dohmen has instead placed the funds it collects in an escrow account at U.S. Bank (“Escrow Funds”), subject to release by order of the Court or mutual agreement of Dohmen and Corcept. As of September 30, 2017, the total amount of these receivables has been included in “Other assets” on our balance sheet.

On August 29, 2017, Corcept sued Dohmen in the Superior Court of the State of Delaware alleging fraudulent inducement, negligent misrepresentation, breach of contract, breach of the covenant of good faith and fair dealing and conversion, and seeking monetary damages and declaratory relief (the “Corcept Lawsuit”). On September 20, 2017, Dohmen removed the Corcept Lawsuit to the United States District Court for the District of Delaware. The parties have agreed to stay proceedings with respect to the Corcept Lawsuit pending the resolution of the Dohmen Lawsuit in the Court of Chancery.

We cannot reasonably estimate our possible loss or range of possible losses, if any, in this litigation. Therefore, we have made no provision for a loss contingency.

6. Stock Option Plans

We have two stock option plans – the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2012 Incentive Award Plan (the “2012 Plan”).  On February 10, 2017, our Board of Directors authorized a 4.5 million share increase in the shares available for grant under the 2012 Plan.

During the nine months ended September 30, 2017, we issued 1,372,000 shares of our common stock upon the exercise of stock options.

The following table summarizes our stock-based compensation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Research and development	$1,049	$321	$2,552	$879
Selling, general and administrative	2,574	1,510	6,977	4,222
Total stock-based compensation	$3,623	$1,831	$9,529	$5,101

7. Net Income Per Share

Basic and diluted net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. We used the treasury stock method to determine the number of dilutive shares of common stock resulting from the potential exercise of stock options. The statements of comprehensive income show the computation of net income per share for each period, including the number of weighted-average shares outstanding.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

The following table shows the computation of net income per share for each period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Numerator:
Net income	$13,757	$2,585	$30,792	$3,543
Denominator:
Weighted-average shares used to compute basic net income per share	113,603	110,652	113,242	110,118
Dilutive effect of employee stock options	12,048	5,767	10,175	5,045
Weighted-average shares used to compute diluted net income per share	125,651	116,419	123,417	115,163
Net income per share attributable to common stockholders
Basic	$0.12	$0.02	$0.27	$0.03
Diluted	$0.11	$0.02	$0.25	$0.03

On a weighted-average basis, 1.1 million and 3.3 million stock options outstanding during the three and nine months ended September 30, 2017, respectively, and 4.5 million and 4.6 million stock options outstanding during the three and nine months ended September 30, 2016, respectively, were excluded from the computation of diluted net income per share because including them would have reduced dilution.

The following table presents information on securities outstanding as of the end of each period that could potentially dilute the per share data:

	September 30,
	2017	2016
	(in thousands)
Stock options outstanding	20,729	18,570

8. Income taxes

Our quarterly income taxes reflect our estimated annual effective tax rate.  We recorded an income tax benefit of $48,000 and expense of $129,000 during the three and nine months ended September 30, 2017, respectively, compared to no income tax benefit or expense for the three and nine months ended September 30, 2016.  Income tax benefit for the three months ended September 30, 2017 was primarily due to employee stock option activity. Income tax expense for nine months ended September 30, 2017 was primarily due to income tax in states where we did not have net operating loss carryforwards sufficient to offset our taxable income.

We have recorded an allowance offsetting the entire value of our net deferred tax assets, consisting primarily of accumulated net operating losses, research and development tax credits, and capitalized research and development expenses. As a result, these assets do not appear on our balance sheet.  There is a reasonable possibility that within the next 12 months we will conclude that our future taxable income will be sufficient to allow us to utilize all or some of these assets.  In the period we reach that conclusion, we will add to that period’s net income an amount equal to the value of these assets, net of appropriate reserves, and increase our deferred tax assets by a corresponding amount.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management Discussion should be read in conjunction with the financial statements and accompanying notes in this report. Statements in this section are “forward-looking” within the meaning of the federal securities laws.  Forward-looking statements are subject to known and unknown risks and uncertainties that might cause actual results to differ materially from those the statements express or imply.  For a discussion of these risks and uncertainties, see “Forward-Looking Statements” included in “Risk Factors” in Part II, Item 1A of this Form 10-Q and the “Overview” and “Liquidity and Capital Resources” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are engaged in the discovery, development and commercialization of drugs that treat severe metabolic, oncologic and psychiatric disorders by modulating the effects of the hormone cortisol. Elevated levels and abnormal release patterns of cortisol are implicated in a broad range of diseases. Since our founding in 1998, we have developed mifepristone, a compound that modulates the effects of cortisol by acting as a competitive antagonist at the glucocorticoid receptor (“GR”). We have discovered three structurally distinct series of proprietary, selective cortisol modulators, all of which share mifepristone’s affinity for GR but, unlike mifepristone, do not bind to the progesterone receptor and so do not cause effects associated with antagonism of activity at the progesterone receptor. Pre-clinical and clinical development of compounds from these series are in progress.

In 2012, the United States Food and Drug Administration (“FDA”) approved Korlym® (mifepristone) 300 mg tablets as a once-daily oral medication for the treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery.  We are conducting two clinical trials of our proprietary selective cortisol modulator, relacorilant (the recently-approved generic name for the compound CORT125134). We are enrolling patients in a Phase 2 trial of relacorilant to treat Cushing’s syndrome. We are also conducting a Phase 1/2 trial of relacorilant combined with nab-paclitaxel (Celgene Corporation’s drug, Abraxane®) as a treatment for a variety of solid-tumor cancers.

We have begun clinical development of two of our other selective cortisol modulators, CORT125281 and CORT118335.  We plan to develop CORT125281 in combination with the androgen receptor antagonist enzalutamide (Pfizer Inc.’s drug, Xtandi®) to treat patients with castration-resistant prostate cancer and CORT118335 to treat patients with non-alcoholic fatty liver disease and antipsychotic-induced weight gain.

Cushing’s Syndrome

Background.  Cushing’s syndrome is caused by hypercortisolism – the prolonged exposure of the body’s tissues to high levels of the stress hormone cortisol. Cushing’s syndrome is relatively uncommon and most often affects adults aged 20 to 50. An estimated 10 to 15 of every one million people are newly diagnosed with this syndrome each year, resulting in approximately 3,000 new patients and about 20,000 patients with Cushing’s syndrome in the United States, approximately half of whom are cured by surgery.

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

We first made Korlym available to patients commercially in April 2012. We sell Korlym in the United States, using experienced sales representatives, who target the endocrinologists caring for patients with Cushing’s syndrome. We also reach patients directly through web-based initiatives and interactions with patient groups. Because people who suffer from Cushing’s syndrome can remain undiagnosed or be inadequately treated, we have developed and continue to refine and expand programs to educate physicians and patients about diagnosis of this syndrome and the role cortisol modulators can play in treating the disease. In addition, we have a field-based force of medical science liaisons.

We use a specialty pharmacy and a specialty distributor to distribute Korlym and provide logistical support. We donate money to independent charitable foundations. These organizations, along with our own programs, help us ensure that no patient with Cushing’s syndrome is denied access to Korlym for financial reasons.

Relacorilant (CORT125134) to Treat Patients with Cushing’s Syndrome.  We are enrolling patients in a Phase 2 trial of our proprietary, selective cortisol modulator, relacorilant, to treat patients with Cushing’s syndrome. Relacorilant shares Korlym’s affinity for GR. Data from relacorilant’s Phase 1 trial showed that it can prevent the effects of the steroid prednisone, a commonly-used synthetic GR agonist, on serum osteocalcin, white blood cell counts, glucose metabolism and expression of the FKBP5 gene – a marker of GR activation. Modulating the effect of prednisone is important because it is a strong surrogate for modulation of the natural hormone cortisol – the essential quality of an effective treatment for patients with Cushing’s syndrome. Unlike Korlym, relacorilant has no affinity for the progesterone receptor.

We have developed a CLIA-validated assay to measure FKBP5 gene expression that we believe will enable physicians to more easily identify new patients with hypercortisolism and better treat patients already in their care.

Oncology

Many tumor types express GR and are potential targets for cortisol modulation therapy, among them triple-negative breast, ovarian, castration-resistant prostate, cervical, and pancreatic cancers, as well as sarcoma and melanoma.

Relacorilant to Treat Patients with Solid-Tumors.  We are conducting a Phase 1/2 trial of Abraxane in combination with relacorilant to treat solid-tumors. Once we identify a recommended dose, we will open expansion cohorts to test the combination’s efficacy in a variety of tumor types. We plan to open the first cohort in the fourth quarter of 2017, enrolling patients with metastatic pancreatic cancer.   We continue to explore opening cohorts in patients with other solid-tumors, including metastatic triple-negative breast and ovarian cancer.

We may also evaluate relacorilant in combination with other cancer therapies, including immunotherapy, to treat solid tumors.

Korlym to Treat Patients with Triple-Negative Breast Cancer (“TNBC”).  In December 2016, we announced the results of our Phase 1/2 trial of Korlym in combination with eribulin (Eisai Inc.’s drug, Halaven®) to treat patients with metastatic TNBC.  The trial studied 21 patients with GR-positive tumors, one with GR-negative tumors and one with tumors whose GR status was not known. As determined using the Response Evaluation Criteria in Solid Tumors (“RECIST”), efficacy results were as follows: four patients exhibited a partial response, defined as a 30 percent or greater reduction in tumor size; eight had stable disease; and 11 had progressive disease. Six patients achieved progression-free survival (“PFS”) longer than the upper bound of the 95% confidence interval for PFS (15 weeks) in patients receiving Halaven® monotherapy in a comparable population (Aogi et al., Annals of Oncology 23: 1441-1448, 2012). Median PFS in the trial was 11.1 weeks – compared to 7.2 weeks in the Halaven monotherapy study reported by Aogi.

We believe the addition of Korlym to chemotherapy warrants further study. University of Chicago investigators are leading a 64-patient double-blind, placebo-controlled, multi-center, Phase 2 trial of Korlym combined with Abraxane to treat patients with TNBC. Celgene is funding the trial.  We are providing Korlym.

Cortisol Modulators to Treat Patients with Castration-Resistant Prostate Cancer (“CRPC”).  Because androgens stimulate prostate tumor growth, androgen-deprivation is a common treatment for metastatic prostate cancer.  Tumors eventually escape androgen-deprivation therapy, including antagonism of the androgen receptor, through the proliferation of cells for which cortisol’s stimulation of GR is the primary growth factor.  Combining a cortisol modulator with an androgen modulator such as Xtandi may block this escape route.

University of Chicago investigators are leading an 84-patient, controlled, multicenter Phase 2 study of Korlym combined with Xtandi to treat patients with metastatic CRPC.  The Department of Defense and the Prostate Cancer Foundation are funding the trial. Pfizer is providing Xtandi. We are providing Korlym.

We have begun a Phase 1 trial in healthy subjects of our proprietary, selective cortisol modulator CORT125281.  In the fourth quarter of this year, we will begin a dose-ranging trial of CORT125281 combined with Xtandi to treat patients with metastatic CRPC.

We have exclusively licensed patents from the University of Chicago covering the use of cortisol modulators combined with anticancer agents to treat TNBC and with androgen deprivation agents to treat CRPC.

Our Other Selective Cortisol Modulators

Relacorilant, CORT125281 and CORT118335 are the leading compounds in our portfolio of proprietary selective cortisol modulators, which consists of more than 500 compounds in three structurally distinct families.  All of these compounds potently block GR but not the progesterone, estrogen or androgen receptors. Many of these compounds have demonstrated positive results in animal or in vitro models of cortisol modulation. We are advancing the most promising of them towards the clinic.

The United States Patent & Trademark Office has issued us nine composition of matter patents covering our selective cortisol modulators and 21 method of use patents covering the use of cortisol modulators to treat a wide range of serious disorders.  We have exclusively licensed three U.S. method of use patents from Stanford University and five method of use patents from the University of Chicago. We also own an extensive portfolio of patents in countries around the world.  We have applied, and will continue to apply, for U.S. and foreign patents covering the composition and method of use of our product candidates.

Results of Operations

Net Product Revenue – Net product revenue is gross product revenue from sales to our customers less deductions for estimated government rebates.

Net product revenue was $42.8 million and $105.9 million for the three and nine months ended September 30, 2017, respectively, as compared to $21.7 million and $57.5 million in the corresponding periods in 2016. These increases were driven by the increase in our sales volume as well as a price increase in January 2017. This price increase represented approximately 7.2 percent and 7.7 percent of the increases in revenue for the three and nine months ended September 30, 2017, respectively.

Cost of sales – Cost of sales includes the cost of API, tableting, packaging, personnel, overhead, stability testing and distribution.

Cost of sales was $976,000 and $2.4 million for the three and nine months ended September 30, 2017, respectively, compared to $668,000 and $1.5 million for the corresponding periods in 2016. For each of the three and nine months ended September 30, 2017, cost of sales was 2.3 percent of net product revenue, compared to 3.1 percent and 2.6 percent in the corresponding periods of 2016. Cost of sales as a percentage of revenue declined in both periods due to reduced manufacturing costs and increases in the price of Korlym.  The dollar value of our cost of sales increased in both periods due to greater sales volumes.

Research and development expenses – Research and development expenses include the cost of (1) retaining and compensating development personnel, (2) clinical trials, (3) discovery research and pre-clinical studies, (4) drug product for use in clinical trials and to support regulatory submissions, (5) the development of drug formulations and manufacturing processes and (6) regulatory activities.

Research and development expenses increased 65.8 percent to $11.7 million for the three months ended September 30, 2017 compared to $7.1 million for the three months ended September 30, 2016. Research and development expenses increased 54.1 percent to $26.7 million for the nine months ended September 30, 2017 from $17.4 million for the comparable period in 2016. These increases were due primarily to the advancement of relacorilant and the hiring of additional clinical development employees.

Below is a summary of our research and development expenses by major project:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Project	(in thousands)		(in thousands)
Development programs:
Oncology	$1,904	$1,127	$4,483	$3,625
Cushing's syndrome	4,066	891	7,450	2,496
Pre-clinical selective cortisol modulators	3,278	3,904	8,678	7,487
Unallocated activities, including pre-clinical, manufacturing and regulatory activities	1,396	811	3,582	2,873
Stock-based compensation	1,049	321	2,552	879
Total research and development expense	$11,693	$7,054	$26,745	$17,360

Research and development expenses in 2017 and thereafter will depend on the outcomes of our pre-clinical and clinical trials and our development plans. We expect research and development spending for the rest of 2017 to be higher than it was in the corresponding period of 2016 as our research and development programs advance and we begin new ones.

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

Selling, general and administrative expenses for the three months ended September 30, 2017 increased 50.7 percent, to $16.5 million, from $10.9 million for the comparable period of 2016. Selling, general and administrative expenses for the nine months ended September 30, 2017 increased 36.3 percent, to $45.6 million, from $33.5 million for the comparable period in 2016. These increases were primarily due to the growth of our sales organization and increased professional services fees.

We expect our selling, general and administrative expenses to be higher in the remainder of 2017 than in the corresponding period of 2016 due to the increased scope of our commercial activities. Selling, general and administrative activities for the rest of 2017 and future years will depend on the cost of our commercial and clinical development efforts.

Interest and other income (expense) – Interest and other income (expense) for the three and nine months ended September 30, 2017 consisted of income of $86,000 and expense of $237,000, respectively, compared to expense of $487,000 and $1.6 million for the corresponding periods in 2016. In the three months ended September 30, 2017, interest and other income consisted of interest income from marketable securities. In all other periods, these amounts primarily consisted of interest expense related to the Biopharma Financing Agreement. There will be no interest expense for the remainder of 2017 due to the retirement of the Financing Agreement in July 2017.

Income tax benefit (expense) – Income tax benefit (expense) for the three and nine months ended September 30, 2017 was $48,000 and ($129,000), respectively.  Income tax benefit for the three months ended September 30, 2017 was primarily due to employee stock option activity.  Income tax expense for the nine months ended September 30, 2017 was for states where we did not have net operating loss carryforwards sufficient to offset our taxable income. We had no income tax benefit (expense) for the corresponding period in 2016.

Non-GAAP Financial Measures

We prepare our financial statements and footnotes in accordance with GAAP. We supplement these with non-GAAP measures of net income and net income per share that exclude non-cash expenses related to stock-based compensation expense and the accretion of interest expense under the Financing Agreement. We use these non-GAAP measures to manage our business and believe that they may help investors better evaluate our past financial performance and potential future results. Non-GAAP measures should not be considered in isolation or as a substitute for comparable GAAP accounting and investors should read them in conjunction with our financial statements and notes thereto prepared in accordance with GAAP. The non-GAAP measures of net income and net income per share we use may be different from, and not directly comparable to, similarly titled measures used by other companies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands, except for per share data)
GAAP net income	$13,757	$2,585	$30,792	$3,543
Non-cash expenses:
Stock-based compensation	3,623	1,831	9,529	5,101
Accretion of interest expense related to long-term obligation	37	455	456	1,562
Non-GAAP net income, as adjusted for non-cash expenses	$17,417	$4,871	$40,777	$10,206

Basic net income per share	$0.12	$0.02	$0.27	$0.03

Diluted net income per share	$0.11	$0.02	$0.25	$0.03

Non-GAAP basic net income per share, as adjusted for non-cash expenses	$0.15	$0.04	$0.36	$0.09

Non-GAAP diluted net income per share, as adjusted for non-cash expenses	$0.14	$0.04	$0.33	$0.09

Weighted-average shares outstanding shares used in computing net income per share
Basic	113,603	110,652	113,242	110,118
Diluted	125,651	116,419	123,417	115,163

Liquidity and Capital Resources

Until 2016, we incurred net operating losses every year. At September 30, 2017, we had an accumulated deficit of $291.5 million. Since 2012, we have relied on revenues from the sale of Korlym and proceeds from the sale of common stock and from the Financing Agreement to fund our operations.

Based on our current plans, which include fully funding our Cushing’s syndrome commercial operations, conducting Phase 2 and Phase 3 trials of relacorilant in both Cushing’s syndrome and solid tumors and the Phase 1 and Phase 2 trials of CORT125281 and CORT118335, we expect to fund our operations without needing to raise additional funds – although we may choose to raise additional funds to finance our strategic priorities.  If we were to raise funds, equity financing may be dilutive to stockholders. Debt financing, if available, may involve restrictive covenants.  Funds raised through collaborations with other companies, may require us to enter into unfavorable arrangements or may require us to relinquish rights to our product candidates.

At September 30, 2017, we had cash, cash equivalents and marketable securities of $76.7 million, consisting of cash and cash equivalents of $31.1 million and marketable securities of $45.6 million, compared to $51.5 million of cash and cash equivalents at December 31, 2016. Net cash provided by operating activities for the nine months ended September 30, 2017 increased to $36.1 million, compared to $13.8 million for the nine months ended September 30, 2016 due to higher sales volumes. Net cash used in investing activities for the nine months ended September 30, 2017 was $46.0 million, primarily due to purchases of marketable securities, while net cash used in investing activities for the nine months ended September 30, 2016 was $119,000. Net cash provided by stock option exercises was $4.6 million for the nine months ended September 30, 2017, compared to $4.1 million for the comparable period of 2016. We made payments under the Financing Agreement of $15.1 million and $10.3 million during the nine months ended September 30, 2017 and 2016, respectively.

No further payments under the Financing Agreement are due.

The cash in our bank accounts and our marketable securities could be affected if the financial institution holding them were to fail or be subject to adverse conditions in the financial markets. We have never experienced a loss or lack of access to cash.

Contractual Obligations and Commercial Commitments

Our contractual payment obligations and purchase commitments as of December 31, 2016 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, and have not changed materially during the nine months ended September 30, 2017.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

We have prepared our financial statements in accordance with GAAP, which requires us to make estimates regarding our assets, liabilities and expenses. We base our estimates on assumptions we believe to be reasonable. Actual results may differ if our assumptions are incorrect or the conditions in which we do business change in ways we did not anticipate. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. During nine months ended September 30, 2017, we did not make any significant changes to our critical accounting policies and estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks as of September 30, 2017 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.  They have not changed materially during the nine months ended September 30, 2017.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures provide a reasonable level of assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and (ii) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, so as to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that our disclosures are accurate and timely.

Changes in internal control over financial reporting.  In connection with our change in specialty pharmacy, we updated our internal controls related to sales, inventory and accounts receivable. Other than the changes to our controls in connection with our specialty pharmacy transition, our management, including our Chief Financial Officer, has evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2017, and concluded that there was no change during the quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Part I. Financial Information—Item 1. Financial Statements—Notes to Condensed Financial Statements—Note 5. Commitments and Contingencies” and is incorporated by reference herein.

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

Investing in our common stock involves significant risks. Before investing, carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q, including our financial statements and related notes. The risks and uncertainties described below are the ones we believe may materially affect us.  There may be others of which we are unaware, but which become important and materially harm our business or financial condition and cause the price of our stock to decline, in which case you could lose part or all of your investment.

Risks Related to the Commercialization of Korlym®

Failure to generate sufficient revenue from the sale of Korlym would harm our financial results and would likely cause our stock price to decline.

For the foreseeable future, our ability to generate revenue and fund our commercial operations and development programs will be solely dependent on the sale of Korlym. Physicians will prescribe Korlym only if they determine that it is preferable to other treatments, even if those products are not approved for Cushing’s syndrome. Because Cushing’s syndrome is rare, most physicians are inexperienced in the care of patients with the illness and it may be difficult to persuade them to prescribe Korlym, even with clinical trial results that show it is a compelling treatment.

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

The Orphan Drug designation for Korlym may not prevent competition from companies that develop other compounds for the treatment of Cushing’s syndrome. These companies may have significantly more resources than we do. Competition from them could limit our revenue from the sale of Korlym for the treatment of Cushing’s syndrome or other indications.

Although we have received Orphan Drug designation in the United States, the regulatory authorities may still approve other drugs for the treatment of patients with Cushing’s syndrome.  When the orphan drug exclusivity period ends, we may be subject to competition from manufacturers offering a generic form of Korlym at a lower price, in which case our business could be harmed.

In 2012, Novartis received approval in both the United States and the European Union (“EU”) to market its somatostatin analogue Signifor for adult patients with Cushing’s disease (a subset of Cushing’s syndrome that accounts for approximately 70 percent of all patients with Cushing’s syndrome) for whom pituitary surgery is not an option or has not been curative. In addition, Novartis has received Orphan Drug designation in the United States for the use of the experimental compound osilodrostat to treat Cushing’s disease and in the EU to treat Cushing’s syndrome. Novartis has begun a Phase 2 clinical trial in Japan investigating the use of this compound to treat Cushing’s syndrome due to causes other than Cushing’s disease and a Phase 3 clinical trial in the EU investigating its use to treat Cushing’s disease. Novartis has substantially more resources and experience than we do and may provide significant competition.

Strongbridge Biopharma plc (“Strongbridge”) has received Orphan Drug designation in the United States and the EU for the use of levoketoconazole to treat Cushing’s syndrome. Strongbridge has begun two Phase 3 clinical trials in Europe and the United States for this indication. Laboratoire HRA Pharma (“HRA”) received Orphan Drug designation in the United States and the EU for the use of mifepristone to treat patients with ectopic tumors producing ACTH, a subtype of Cushing’s syndrome representing ten percent of those diagnosed with the disease. HRA began and terminated a Phase 2 clinical trial in Europe and the United States for this indication.  Exelgyn Laboratories, which operates as a subsidiary of Medi Challenge (Pty) Ltd., received Orphan Drug designation for mifepristone to treat Cushing’s syndrome in the EU, but has stated that it has not yet conducted any clinical trials.

If we cannot continue to obtain acceptable prices or adequate insurance coverage and reimbursement for Korlym, we will be unable to generate significant revenues.

The commercial success of Korlym depends on the availability of insurance coverage and reimbursement.  Government payors, including Medicare, Medicaid and the Veterans Administration, as well as private insurers and health maintenance organizations, are increasingly attempting to contain healthcare costs by limiting reimbursement for medicines. If government or private payors cease to provide adequate and timely coverage and reimbursement for Korlym, physicians may not prescribe the medication or patients may not purchase it, if it is prescribed. In addition, delays in coverage for individual patients may reduce our revenues.

In some foreign markets, drug prices and the profitability of prescription medications are subject to government control. In the United States, we expect that there will continue to be federal and state proposals for similar controls. Also, the trends toward managed health care in the United States and recent laws and legislation intended to reduce the cost of government insurance programs could significantly influence the purchase of health care services and products and may result in lower prices for Korlym.

The Patient Protection and Affordable Care Act (“PPACA”), which was passed in 2010, substantially changed the way health care is financed by both governmental and private insurers and significantly impacts the U.S. pharmaceutical industry. The PPACA, among other things, expanded Medicaid program eligibility and access to commercial health insurance coverage, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and promoted a new Medicare Part D coverage gap discount program. The PPACA also appropriated additional funding to comparative clinical effectiveness research, although it remains unclear how the research will impact current Medicare coverage and reimbursement or how new information will influence other third-party payor policies.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future, particularly in light of the new presidential administration and U.S. Congress. For example, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 12, 2017, President Trump signed another Executive Order directing federal agencies to expand access to alternative health plans and health reimbursement arrangements, and the U.S. Department of Health and Human Services announced that it would immediately cease making Cost-Sharing Reduction (“CSR”) payments to issuers of qualified health plans. At this time, the full effect that the PPACA, the Executive Orders, the halting of CSR payments and any subsequent legislation would have on our business remains unclear. Any new limitations on, changes to, or uncertainty with respect to the ability of individuals to enroll in governmental reimbursement programs or other third-party payor insurance plans could impact demand for Korlym, which in turn could affect our ability to successfully develop and commercialize our products.

Other legislative and regulatory changes have been proposed and adopted in the United States since the PPACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of up to 2 percent per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On February 1, 2016, the Centers for Medicare & Medicaid Services, or CMS, published a final rule that revised certain requirements involved in our calculation of prices we report in connection with our participation in government reimbursement programs so that Korlym will be eligible for purchase by, or qualify for partial or full reimbursement from, Medicaid and other government programs. The extent to which this rule may alter our reported prices and estimated rebates and chargebacks under government programs remains unclear.

These new laws and the regulations and policies implementing them, as well as other healthcare reform measures that may be adopted in the future, could materially reduce our ability to successfully develop and commercialize Korlym and our product candidates.

Public perception of mifepristone may limit our ability to sell Korlym.

The active ingredient in Korlym, mifepristone, is approved by the FDA in another drug for the termination of early pregnancy. As a result, mifepristone has been and continues to be the subject of considerable ethical and political debate in the United States and elsewhere. Public perception of mifepristone may limit our ability to engage alternative manufacturers and may limit the commercial acceptance of Korlym by patients and physicians. Even though we have taken measures to minimize the likelihood of the prescribing of Korlym to a pregnant woman, physicians may choose not to prescribe Korlym to a woman simply to avoid the risk of unintentionally terminating a pregnancy.

We have no manufacturing or pharmacy capabilities and depend on third-party vendors to manufacture Korlym and dispense it to patients. We also depend on third-party suppliers to manufacture the API and capsules for relacorilant, CORT118335, CORT125281 and our other product candidates. If these suppliers are unable or unwilling to continue to manufacture our drug products or dispense Korlym for us and we cannot transfer our business to qualified replacement vendors in a timely manner or if our vendors fail to comply with FDA or other applicable regulations or their agreements with us or otherwise fail to meet our requirements, our business will be harmed.

PCAS, a third-party manufacturer, supplies all of the API in Korlym. Another third-party manufacturer, Alcami, produces and bottles all of our Korlym tablets.  We have entered into agreements with these vendors that automatically renew. Optime Care, Inc., a specialty pharmacy, dispenses all of the Korlym we sell directly to patients. Our agreement with this vendor has a five-year term and renews upon the written consent of both parties. We rely on other third-parties to manufacture the API and capsules of our selective cortisol modulators, including relacorilant, CORT118335 and CORT125281. If any of these vendors is unable or unwilling to meet our requirements, we may not be able to manufacture or dispense our product in a timely manner. Our arrangements with these manufacturers are terminable by them, subject to notice provisions.  Any third-party manufacturer or specialty pharmacy we engage will be subject to regulation by the FDA and other governmental authorities. We do not control these vendors’ processes or operations and cannot assure that they will meet applicable regulatory requirements or their contractual obligations to us.  Identifying replacements for these vendors and transitioning our business to them would be complex and expensive.  Failure to do so in a timely manner would harm our business.

The facilities used by our vendors to manufacture and package our product and product candidates must be approved by the FDA. We do not control the manufacturing activities of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements known as current good manufacturing practices (“cGMPs”). If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict requirements of the FDA or others, they will not be able to maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our products or if it withdraws its approval, we may need to find alternative manufacturing facilities, which would significantly hamper our ability to develop, obtain regulatory approval for or market our products. In addition, sanctions could be imposed on us, including fines, injunctions, civil penalties, failure of regulators to approve our product candidates, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business. If our suppliers fail to manufacture Korlym or our product candidates on a timely basis in the quantities that we require or fail to maintain manufacturing capabilities that meet regulatory standards, we may exhaust our Korlym inventory and not be able to generate revenue or our clinical development programs may be delayed.

We may not have adequate insurance to cover our exposure to product liability claims.

We may be subject to product liability or other claims based on allegations that Korlym or one of our product candidates has caused adverse effects. Such a claim may damage our reputation by raising questions about Korlym or any of our product candidates’ safety and could prevent or interfere with product commercialization. In some cases, less common adverse effects of a pharmaceutical product are not known until long after the FDA approves the product for marketing. Because the active ingredient in Korlym is used to terminate pregnancy, clinicians using the medicine in our clinical trials and physicians prescribing the medicine to women must take strict precautions to ensure that the medicine is not administered to pregnant women. Failure to observe these precautions could result in significant product liability claims.

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

We are subject to ongoing and continued regulatory review. If we are unable to maintain regulatory approval of Korlym for the treatment of patients with Cushing’s syndrome or if we fail to comply with regulatory requirements, we will be unable to generate revenue or may be subject to penalties and our business would be harmed.

The FDA’s approval of Korlym was subject to limitations on the uses for which the product may be marketed. If we violate any of the FDA’s restrictions, the FDA could withdraw its approval.

We are subject to ongoing obligations and continued regulatory review by the FDA and other regulatory authorities in the United States and other countries with respect to the research, testing, manufacturing, labeling, distribution, adverse event reporting, storage, selling, advertising, promotion, recordkeeping and marketing of products. These requirements include submissions of safety information, annual updates on manufacturing activities and continued compliance with cGMPs, as well as current good laboratory practices (“cGLPs”) and current good clinical practices (“cGCPs”) for any clinical trials that we conduct post-approval. cGLPs, cGCPs and cGMPs are regulations promulgated by the FDA and enforced through periodic inspections of us and the laboratories, manufactures, and clinical sites we use.  (Foreign regulatory authorities have comparable requirements and enforcement mechanisms.)  Discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency or with our third-party manufacturers or manufacturing processes, or failure to comply with FDA and other applicable foreign and U.S. regulatory requirements may result in substantial civil and criminal penalties, injunctions, holds on clinical trials, product seizure or detention, refusal to permit the import or export of products, restrictions on product marketing, withdrawal of the product from the market, voluntary or mandatory product recalls, total or partial suspension of production, refusal to approve pending NDAs or supplemental NDAs, and suspension or revocation of product approvals.

The FDA’s policies may change or additional governmental regulations may be enacted that prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of future government regulations.

For example, on January 30, 2017, President Trump issued an Executive Order directing all executive agencies, including the FDA, that, for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations; however, it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. On September 8, 2017, the FDA published notices in the Federal Register soliciting broad public comment to identify regulations that could be modified in compliance with these Executive Orders. If these executive actions impose restrictions on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. Similarly, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may place at risk the FDA marketing approval for Korlym and any other marketing approval that we may obtain, which would adversely affect our business, prospects and ability to sustain profitability.

We may be subject to civil or criminal penalties if we market Korlym in a manner that violates FDA regulations or health care fraud and abuse laws.

In the United States, we are subject to FDA regulations governing the promotion and sale of medications. Although physicians are permitted to prescribe drugs for indications other than those approved by the FDA, manufacturers are prohibited from promoting products for such “off-label” uses. In the United States, we market Korlym for treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery and provide promotional materials and training programs to physicians regarding the use of Korlym for this indication. Although we believe our marketing materials and training programs for physicians do not constitute “off-label” promotion of Korlym, the FDA may disagree. If the FDA determines that our promotional materials, training or other activities by our employees or agents constitute “off-label” promotion of Korlym, it could ask us to change our training or promotional materials or other activities.  The FDA could also subject us to regulatory enforcement actions, including issuance of a public “warning letter,” injunction, seizure, civil fine or criminal penalties. Other federal or state enforcement authorities might act if they believe that the alleged improper promotion led to the submission and payment of claims for an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Even if it is determined that we are not in violation of these laws, we may be faced with negative publicity, incur significant expenses and be forced to devote management time to defending our position.

We are subject to federal and state healthcare fraud and abuse regulations, including:

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

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created federal criminal laws that prohibit executing a scheme to defraud any health care benefit program or making false statements relating to health care matters;

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

The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts and their provisions are open to a variety of interpretations. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under them, it is possible that some of our business activities, including our relationships with physicians and other healthcare providers, some of whom recommend, purchase and/or prescribe our products, and the manner in which we promote our products, could be subject to challenge. We are also exposed to the risk that our employees, independent contractors, principal investigators, consultants, vendors, distributors, and CROs may engage in fraudulent or other illegal activity. Although we have policies and procedures prohibiting such activity, it is not always possible to identify and deter misconduct and the precautions we take may not be effective in controlling unknown risks or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with applicable laws and regulations.

If our operations are found to be in violation of any of the laws described above or any other government regulations, we may be subject to civil and criminal penalties, damages, fines, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which could adversely affect our financial results and ability to operate.

A break-down or breach of our information technology systems could subject us to liability or interrupt the operation of our business.

We store sensitive data on our computer networks and on the networks of third-party vendors, including intellectual property and confidential information relating to our business, patients and employees.  Despite the implementation of security measures, our internal computer systems and those of our vendors are subject to the risk of cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures.  In addition, system failures could cause the loss of valuable clinical trial data or otherwise disrupt our clinical and commercial activities and be expensive and time-consuming to remedy. If a disruption or security breach resulted in the disclosure of confidential or proprietary information, we could incur liability and our research, development and commercialization efforts could be delayed or otherwise harmed.

A catastrophic disaster could damage our own or our manufacturers’ facilities and equipment, which could require us to cease or curtail operations.

Our business is vulnerable to damage from various types of natural disasters or other disruptive events, including earthquakes, fires, floods, power losses and communications failures. For example, our headquarters are located in the San Francisco Bay Area, which is earthquake-prone, and our specialty pharmacy is located in an area that is subject to severe weather conditions. In addition, political considerations relating to mifepristone put us and our manufacturers at increased risk for terrorist attacks, protests or other disruptive events. If a disaster or similar event were to occur, we might not be able to operate our business or our manufacturers might not be able to produce or dispense Korlym or our product candidates. Our insurance may not cover or be adequate to cover losses resulting from disasters or other business interruptions.

Risks Related to the Development of our Product Candidates

Clinical drug development is lengthy, expensive and is often not successful. Results of earlier studies and trials may not be predictive of future trial results.

Clinical development is expensive and takes a long time. Data obtained from clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The results from early clinical trials may not be predictive of results in later clinical trials. Product candidates may ultimately fail to show the desired safety and efficacy traits despite having produced positive results in preclinical studies and initial clinical trials. Many companies have suffered significant setbacks in advanced clinical trials due to lack of efficacy or the adverse safety profile of their product candidate.

Our current clinical trials are too small to support marketing approvals for the compounds being studied. Even if these trials generate positive results, those results would have to be confirmed in one or more substantially larger, more expensive and lengthier trials before we could seek regulatory approvals.

The commencement and completion of clinical trials may be delayed by factors beyond our control, including:

•	delays obtaining regulatory permission to start a trial;
•	inability to secure acceptable terms with Clinical Research Organizations (“CROs”) and clinical trial sites;
•	delays or inability to obtain institutional review board (“IRB”) approval at prospective trial sites;
•	slow patient enrollment;
•	negative or inconclusive trial results;
•	failure of patients or investigators to comply with the clinical trial protocol;
•	lack of effectiveness or safety of the product candidate; and
•	negative findings of inspections by us, the FDA or other authorities of our clinical or manufacturing operations.

We could encounter delays if a clinical trial is suspended or terminated by us, the trial’s data safety monitoring board or the IRBs at the sites where the trial is being conducted. The FDA or other regulatory authorities may suspend or terminate a trial for many reasons, including failure to conduct the trial in accordance with regulatory requirements or our clinical protocols, negative findings in an inspection by the FDA or other authorities of our clinical trial operations or clinical trial sites, unforeseen safety issues, failure to demonstrate a benefit from using a product candidate or changes in government regulations.

During the clinical development of a product candidate, we may decide, or the FDA or other regulatory authorities may require us to conduct clinical or pre-clinical studies in addition to those we had planned, which could delay or prevent the completion of its development program or increase its cost. Even if we conduct all of the clinical trials and supportive studies that we consider appropriate, we may not receive regulatory approval of a product candidate.

We depend on third-parties to conduct and manage many of our clinical trials and to perform data collection and analysis. Failure of these third-parties to carry out their contractual duties or meet expected timelines may prevent or delay regulatory approval of our product candidates, which could substantially harm our business.

We rely on clinical investigators and clinical sites to enroll patients and third-parties such as CROs to manage many of our trials and to perform required data collection and analysis.  Although we control only certain aspects of these third-parties’ activities, our reliance on them does not relieve us of our regulatory responsibilities. We are responsible for ensuring that each of our studies is conducted in accordance with the prescribed protocol and in accordance with all applicable legal, regulatory and scientific standards.  If we or any of the third-parties working with us fail to comply with applicable cGCPs, the clinical data generated in our trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approval of our marketing applications. We cannot be certain that regulatory authorities will determine that our clinical trials comply with cGCP requirements. In addition, our clinical trials must use only drug product produced in accordance with cGMP regulations. Failure to comply with these regulations may require us to repeat clinical trials, which would delay regulatory approval. We may not be able to select and qualify appropriate sites for our trials. If our clinical sites fail to enroll a sufficient number of patients or fail to enroll them on schedule, we may be unable to complete our trials as planned, which could delay or prevent the clinical development of our product candidates.

Although we have agreements with the CROs and consultants helping to conduct our clinical trials, we may not be able to maintain relationships with them or with our clinical investigators or clinical sites.  If any of our agreements with these third-parties terminates, we may not be able to enter into alternative arrangements on commercially reasonable terms, or at all. If the third-parties on which we rely do not carry out their contractual duties or fail to meet expected deadlines or if the quality or accuracy of the data they obtain is compromised, our clinical trials may be extended, delayed or terminated and we may be unable to obtain regulatory approval for our product candidates.

We may be unable to obtain and maintain regulatory approvals for our product candidates.

We are not permitted to market or promote any products before we receive regulatory approval from the FDA or comparable foreign regulatory authorities. Although we have received FDA approval to market Korlym to treat patients with Cushing’s syndrome, we may be unable to maintain such approval. We may not receive regulatory approval for any of our product candidates. Obtaining regulatory approval of a new drug is uncertain, lengthy and expensive. Failure can occur at any stage. In order to receive approval from the FDA for a product candidate, we must demonstrate that the new drug product is safe and effective for its intended use and that our manufacturing processes for the product candidate comply with cGMPs, which govern production processes, quality control and recordkeeping. Our inability or the inability of our suppliers to comply with applicable FDA and other regulatory requirements can result in, among other things, delays in or denials of new product approvals, warning letters, fines, consent decrees restricting or suspending manufacturing operations, injunctions, civil penalties, recall or seizure of products, total or partial suspension of product sales and criminal prosecution. Any of these or other regulatory actions could materially harm our business and our financial condition.

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

If we receive regulatory approval for our future product candidates, we will be subject to ongoing FDA obligations and continued regulatory oversight and review, such as continued safety reporting requirements; and we may also be subject to additional FDA post-marketing restrictions and obligations. If we are not able to maintain regulatory compliance, we may not be permitted to market our product candidates and may be subject to product recalls or seizures. Any regulatory approvals that we receive for our future product candidates may limit the indicated uses for which the medicine may be marketed or require costly post-marketing studies.

Failure to obtain regulatory approval in foreign jurisdictions would prevent us from commercializing our product candidates abroad.

We may seek to commercialize our products in international markets on our own or with the help of partners. Outside the United States, we may commercialize a product only if we receive a marketing authorization and, in many cases, pricing approval, from the appropriate regulatory authorities, whose approval processes include all of the risks associated with the FDA’s approval process, and, in some cases, additional risks. The approval procedure varies among countries and can involve additional testing.  The time required to obtain approval may differ from that required to obtain FDA approval. Although approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA, failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our product candidates in any foreign market. Although we have received Orphan Drug designation in the EU of Korlym to treat patients with Cushing’s syndrome, we are not currently seeking any foreign approvals.

We face competition from companies with financial, technical and marketing resources substantially greater than our own.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our present and potential competitors include major pharmaceutical companies, specialized pharmaceutical firms, universities and public and private research institutions.  These competitors may develop and commercialize medications that are superior to and less expensive than ours. We expect competition to intensify as technical advances are made.

Many of our competitors and potential competitors have greater experience, more financial and marketing resources and larger research and development staffs than we do. In addition, many of them, either alone or together with their collaborative partners, have significantly greater experience than we do in drug development, obtaining regulatory approvals, manufacturing and commercializing products. They may develop drugs that are superior to our product candidates, which could render our product candidates obsolete or non-competitive.

Our efforts to discover, develop and commercialize product candidates beyond Korlym for the treatment of patients with Cushing’s syndrome are at an early stage and we may fail to successfully commercialize any of them.

To develop additional sources of revenue, we must develop new product candidates or new therapeutic uses for Korlym. Cortisol modulators may not be effective to treat any other disorders. We could discover that cortisol modulators have unacceptable side effects or are otherwise not safe. Due to the potential for lack of efficacy and side effects inherent in novel compounds and in new uses for existing medications, we are developing multiple compounds, which will increase our rate of spending, with no assurance that we will be successful in developing drugs that are safe and effective.

We only have significant clinical and commercial experience with mifepristone, the active ingredient in Korlym, and we may determine that mifepristone is not desirable for uses other than for the treatment of patients with Cushing’s syndrome. The compounds developed pursuant to our early discovery, preclinical and clinical research programs may fail to become approved medications, no matter how much management time and money we spend on their development. After a product candidate is identified, we may abandon further development efforts after expending significant expense and time due to financial constraints, concerns over safety or efficacy, marketing considerations, manufacturing difficulties or other reasons. Moreover, governmental authorities may enact new legislation or regulations that limit or restrict our development efforts. If we are unable to successfully discover and commercialize new uses for cortisol modulators, we may be unable to generate sufficient revenue to support our operations.

We will need to increase the size of our organization and we may experience difficulties in managing growth.

The development of our research and development efforts will be constrained by our administrative, operational and management resources. Growth will impose significant added responsibilities on members of management, including the need to recruit and retain additional employees. To date, we have relied on a small management team. Our future financial performance and our ability to compete effectively will depend on our ability to manage growth effectively.  To that end, we must:

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

Our ability to operate successfully and manage our potential future growth depends significantly upon retaining key managerial, scientific, sales, marketing, and financial personnel, and attracting and retaining additional highly qualified personnel in these areas. We face intense competition for qualified personnel.  We depend substantially on the principal members of our management and scientific staff. We do not have agreements with any of our executive officers that provide for their continued employment with us or employment insurance covering any of our key personnel. Any officer or employee can terminate his or her relationship with us at any time and work for one of our competitors. The loss of key individuals could delay our research, development and commercialization efforts.

Risks Related to Our Capital Needs and Financial Results

We may need additional capital to develop and commercialize Korlym for additional indications or our selective cortisol modulators for any indication. Additional capital may not be available on favorable terms, or at all.

Our Korlym revenues may be insufficient to fully fund development of our proprietary selective cortisol modulators for any indication or for additional indications for Korlym. We may need to raise funds to support our research and development activities, for working capital or for other general corporate purposes, or to acquire or invest in businesses, products and technologies.

Factors affecting our ability to generate funds from the sale of Korlym include:

•	the pace at which physicians adopt Korlym as a treatment;
•	the willingness of insurance companies and government payors to provide prompt, complete reimbursement of Korlym; and
•	disputes concerning patents or proprietary rights, including announcements of claims of infringement, interference or litigation against us or our licensors.

We may raise additional capital for strategic reasons, even if we believe our revenue can fully fund our current and future operating plans.  We cannot be certain that additional funding will be available on acceptable terms or at all. Our sales of common stock and warrants and the exercises of warrants have been dilutive to stockholders and any additional equity financing could cause further dilution. Debt financing, if available, may involve restrictive covenants. If we obtain funds through collaborations with other companies, those arrangements may be on unfavorable terms or may require us to relinquish certain rights to Korlym or our product candidates. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or we may be required to discontinue operations.

We have incurred substantial losses and may incur more.

We finance our operations through revenue from the sale of Korlym.  Before 2016, we incurred substantial losses every year. We may incur additional losses.

Economic conditions could adversely affect our liquidity and financial condition.

Turbulence in the financial markets may cause lenders and institutional investors to stop providing credit to businesses such as ours or to greatly increase its cost, which could adversely affect our liquidity and financial condition.  If our commercial activities do not generate enough cash to fully fund the operation of our business and we are unable to borrow funds or raise capital, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation, curtailing clinical or drug development activity or limiting our commercial efforts, which would have an adverse effect on our business, results of operations, cash flows and financial condition.

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

Risks Relating to Our Intellectual Property

If Korlym or our other product candidates conflict with the patents of others or if we become involved in other intellectual property disputes, we may have to engage in costly litigation or be forced to obtain a license or may be unable to commercialize our product candidates or Korlym for a new indication.

Patents in the pharmaceutical industry are highly uncertain, involve complex legal and factual questions and are the subject of very costly litigation. Our product candidates may give rise to claims that our patents or the patents we have licensed are invalid or that we infringe on the rights of others, which may cause us to engage in costly litigation. If it is determined that our product candidates infringe others’ patent rights, we may be required to obtain licenses to those rights. If we fail to obtain licenses when necessary, we may have to delay commercializing our product candidates while we attempt to design around the infringed patent. We could fail and may be unable to commercialize our product candidates. If we become involved in intellectual property litigation, we are likely to incur considerable costs. We do not believe that we infringe any patents or other proprietary rights. We are not obligated to pay royalties relating to the use of intellectual property except to Stanford University and the University of Chicago.  To maintain the exclusive license to these patents, we must make milestone and royalty payments to both universities. If we do not comply with our obligations under our licenses, we may lose the right to commercialize cortisol modulators, including mifepristone, for the treatment of psychotic depression, cocaine-induced psychosis, early dementia, TNBC and CRPC.

Our success depends on our ability to obtain and maintain adequate patent protection for the composition of our proprietary, selective cortisol modulators and their methods of use and the use of Korlym to treat Cushing’s syndrome, TNBC and CRPC. If we do not adequately protect our intellectual property, competitors may erode our competitive advantage.

Our patent applications and patents licensed or issued to us may be challenged by third-parties and our patent applications may not result in issued patents. Our presently pending and future patent applications may not issue as patents, and any patent issued to us may be challenged, invalidated, held unenforceable or circumvented. Our patent claims may not prevent third-parties from producing competing products. The foreign countries in which we may someday operate may not protect our intellectual property to the extent of the laws of the United States. If we fail to obtain adequate patent protection in other countries, our competitors may produce in those countries competing products based on our technology, which would impair our ability to succeed.

If a third-party successfully asserted an infringement claim against us, we could be forced to obtain an expensive license or pay damages and be prevented from developing, manufacturing or marketing our potential products. We do not have liability insurance for patent infringement.  Patent litigation could consume a substantial portion of our resources and management time. Regardless of a claim’s merit, defending a lawsuit is expensive and diverts management’s attention from productive business.

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

The mifepristone patents that we own or license cover the use of mifepristone, not its composition, which may make it more difficult to prevent patent infringement if physicians prescribe another manufacturer’s mifepristone or if patients acquire mifepristone from other sources, such as the internet or underground market.

We own or have exclusively licensed issued U.S. patents covering the use of cortisol modulators to treat a variety of disorders, including TNBC and CRPC. A method of use patent covers only a particular use of a compound, not its composition. Because our patents do not cover the composition of mifepristone, we cannot prevent others from commercializing mifepristone to treat disorders not covered by our method of use patents. The availability of mifepristone for these disorders may enable patients to obtain mifepristone for indications covered by our patents. Although any such “off-label” use would violate our patents, effectively monitoring compliance and enforcing our rights may be difficult and costly. Patients may be able to purchase mifepristone through the internet or underground market. Mifepristone is sold in the United States by Danco Laboratories for the termination of pregnancy. Although distribution is limited to a single dose provided in the physician’s office and covered by other restrictions, we cannot be certain that patients with Cushing’s syndrome will not be able to obtain mifepristone from this or other sources, should another company receive approval to market mifepristone for another indication.

Risks Related to Our Stock

The market price of our common stock has been and is likely to continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control. Opportunities for the sale of shares at any given time may be limited.

We cannot assure that an active trading market for our common stock will exist at any particular time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended October 30, 2017, our average daily trading volume was approximately 1,047,741 shares and the intra-day sales prices per share of our common stock on The NASDAQ Capital Market ranged from $6.70 to $20.77. As of October 30, 2017, our officers, directors and principal stockholders controlled 14 percent of our common stock.

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

The price of our common stock is volatile and could fluctuate widely in response to a range of factors, many of which are beyond our control.  Such factors include:

•	actual or anticipated variations in our quarterly operating results;
•	changes in estimates or recommendations by securities analysts or failure of our financial performance to meet the guidance we have provided to the public;
•	actual or anticipated timing and results of our clinical trials;
•	purchases or sales of our common stock by us, our officers, directors or our stockholders;
•	actual or anticipated regulatory approvals of our product candidates or of competing products;
•	trading volume of our common stock;
•	our cash and short-term investment position;
•	changes in the expected or actual timing of our competitors’ potential development programs;
•	changes in laws or regulations applicable to our product candidates or our competitors’ products;
•	announcements of technological innovations by us, our collaborators or our competitors;
•	conditions or trends in the biotechnology and pharmaceutical industries;
•	changes in the market valuations of similar companies;
•	general market and economic conditions;
•	additions or departures of key personnel;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborators or capital commitments; and
•	additional financing activities.

Our stock price may decline if our financial performance does not meet the guidance that we provided to the public, estimates published by research analysts or other investor expectations.

The guidance we provide as to our expected 2017 revenue is only an estimate of what we believe is realizable at the time we give such guidance.  Our actual results may vary materially.  There are inherent difficulties in predicting the amount of Korlym that will be sold. For example, the rate of physician adoption of Korlym is uncertain. We may not meet our financial guidance or other investor expectations for other reasons, including those arising from the risks and uncertainties described in this report and in our other public filings and public statements.  Research analysts have published revenue estimates based on their own analyses. The guidance we provide may be one factor they consider when determining their estimates. Readers of this report should rely on our guidance and the estimates of research analysts at their own discretion.

Research analysts may not continue to provide or initiate coverage of our common stock or may issue negative reports.

The market for our common stock may be affected by the reports financial analysts publish about us. If one of the analysts covering us downgrades our stock, its price could decline rapidly and significantly. Securities analysts covering our common stock may discontinue coverage.  A lack of research coverage may adversely affect our stock’s market price.

Sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Sales of a substantial number of shares of our stock in the public market could reduce its price. As additional shares of our stock become available for resale in the public market, whether by the exercise of stock options by employees or directors or because of an equity financing by us, the supply of our stock will increase, which could cause its price to fall. Substantially all of the shares of our stock are eligible for sale, subject to applicable volume and other resale restrictions.

Our officers, directors and principal stockholders, acting as a group, could significantly influence corporate actions.

As of October 30, 2017, our officers and directors controlled 14 percent of our common stock. Acting together, these stockholders, could significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling stockholders.

Changes in laws and regulations may significantly increase our costs, which could harm our financial results.

New laws and regulations, as well as changes to existing laws and regulations, including statutes and regulations concerning the development, approval, and marketing of medications, the provisions of the PPACA requiring the reporting of aggregate spending related to health care professionals, the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the SEC and by The NASDAQ Capital Market have and will likely continue to increase our cost of doing business. Complying with these regulations may increase our selling, general and administrative expenses and divert management’s time and attention from revenue-generating activities.

We may fail to comply with our public company obligations, including securities laws and regulations. Such compliance is costly and requires significant management attention.

We are a small company with limited resources. The federal securities laws and regulations, including the corporate governance and other requirements of the Sarbanes-Oxley Act of 2002, impose complex and continually changing regulatory requirements on our operations and reporting. These requirements have increased and will continue to increase our legal compliance costs.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate the effectiveness of, and provide a management report with respect to, our internal controls over financial reporting. It also requires that the independent registered public accounting firm auditing our financial statements must attest to and report on the effectiveness of our internal controls over financial reporting. If we are unable to complete the required assessment and report as to the adequacy of our internal control over financial reporting in or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting, investors could lose confidence in our financial reporting.

Changes in or interpretations of accounting rules and regulations could result in unfavorable accounting charges or require us to change our accounting policies or operating practices.

Accounting methods and policies for business and marketing practices of pharmaceutical companies are subject to continual review, interpretation and guidance from accounting authorities, including the SEC. Although we believe that our accounting practices are consistent with current requirements, changes to accounting methods or policies may require us to reclassify, restate or otherwise change or revise our financial statements. Such changes could result in changes to the amounts or characterization of our assets, liabilities, revenues, expenses and income, which could harm our financial position and results of operations and could cause the price of our common stock to decline.

Anti-takeover provisions in our charter and bylaws and under Delaware law may make an acquisition of us or a change in our management more expensive or difficult, even if an acquisition or a management change would be beneficial to our stockholders.

Provisions in our charter and bylaws may delay or prevent an acquisition of us or a change in our management. Some of these provisions allow us to issue preferred stock without any vote or further action by the stockholders, require advance notification of stockholder proposals and nominations of candidates for election as directors and prohibit stockholders from acting by written consent. In addition, a supermajority vote of stockholders is required to amend our bylaws. Our bylaws provide that special meetings of the stockholders may be called only by our Chairman, President or the Board of Directors and that the authorized number of directors may be changed only by resolution of the Board of Directors. These provisions may prevent or delay a change in our Board of Directors or our management, which our Board of Directors appoints. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. Section 203 may prohibit large stockholders, in particular those owning 15 percent or more of our outstanding voting stock, from merging or combining with us.  These provisions in our charter and bylaws and under Delaware law could reduce the price that investors would be willing to pay for shares of our common stock and result in the market price being lower than it would otherwise be.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2012).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on February 13, 2017).

10.1†	Distribution Services Agreement, dated August 4, 2017, between Corcept Therapeutics Incorporated and Optime Care, Inc.

10.2†	Task Order Number One to Distribution Services Agreement, dated August 4, 2017, between Corcept Therapeutics Incorporated and Optime Care, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.

32.2	18 U.S.C. Section 1350 Certifications of G. Charles Robb, Chief Financial Officer of the registrant.

101

The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2017 and 2016, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

†  Confidential treatment has been requested with respect to certain portions of the Distribution Services Agreement and related Task Order Number One.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date: November 2, 2017	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D. Chief Executive Officer

Date: November 2, 2017	/s/ G. Charles Robb
G. Charles Robb
Chief Financial Officer