Form 10-K
period 2017-12-31
CORCEPT THERAPEUTICS INC
filed 2018-02-28
CIK 1088856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was $1,147,542,935 as of June 30, 2017 based upon the closing price on the NASDAQ Capital Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

On February 23, 2018 there were 114,830,345 shares of common stock outstanding at a par value of $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

TABLE OF CONTENTS

Form 10-K

For the year ended December 31, 2017

PART I

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (“Securities Act”). All statements contained in this Form 10-K, other than statements of historical fact, are forward-looking statements. When used in this report, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “should, “would,” “could,” “seek” and similar expressions are forward-looking statements based on management’s current expectations. The absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, statements about:

•	our ability to manufacture, market and sell Korlym® (mifepristone) 300 mg Tablets;
•	our estimates regarding enrollment in and the completion dates of our clinical trials and the anticipated results of these trials;
•	the progress and timing of our research and development programs and the regulatory activities associated with them;
•	our ability to realize the benefits of orphan drug designation for Korlym and the impact of possible future competition for Korlym or our product candidates;
•	our estimates for future performance, including revenue and profits;
•	the timing of the market introduction of future product candidates, including new uses for Korlym and any of our proprietary selective cortisol modulators;
•	our ability to manufacture, market, commercialize and achieve market acceptance for our product candidates;
•	uncertainties associated with obtaining and enforcing patents; and
•	estimates regarding our capital requirements.

Forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Actual events or results may differ materially for many reasons. For a more detailed discussion of the risks and uncertainties that may affect the accuracy of our forward-looking statements, see the “Risk Factors,” “Overview” and “Liquidity and Capital Resources” sections of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Form 10-K. You should also carefully consider the other reports and documents we file with the Securities and Exchange Commission (“SEC”).

Forward-looking statements in this Form 10-K reflect our view only as of the date of this report. Except as required by law, we undertake no obligation to update forward-looking statements.

Unless stated otherwise, all references in this document to “we,” “us,” “our,” “Corcept,” the “Company,” “our company” and similar words and phrases refer to Corcept Therapeutics Incorporated.

ITEM 1.  BUSINESS

Overview

We are engaged in the discovery, development and commercialization of drugs that treat severe metabolic, oncologic and psychiatric disorders by modulating the effects of the hormone cortisol. Elevated levels and abnormal release patterns of cortisol are implicated in a broad range of diseases. Since our founding in 1998, we have developed mifepristone, a compound that modulates the effects of cortisol by acting as a competitive antagonist at the glucocorticoid receptor (“GR”). We have discovered three structurally distinct series of proprietary, selective cortisol modulators, all of which share mifepristone’s affinity for GR but, unlike mifepristone, do not bind to the progesterone receptor (“PR”) and so do not cause effects associated with antagonism of progesterone activity. Pre-clinical and clinical development of compounds from these series are in progress.

In 2012, the United States Food and Drug Administration (“FDA”) approved Korlym® (mifepristone) 300 mg tablets as a once-daily oral medication for the treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery.  We first made Korlym available to patients commercially in April 2012.

We are conducting clinical trials of three compounds from our portfolio of proprietary selective cortisol modulators, including:  (i) a Phase 2 trial of relacorilant (the recently-approved generic name for CORT125134) to treat patients with Cushing’s syndrome; (ii) a Phase 1/2 trial of relacorilant combined with Celgene Corporation’s drug Abraxane® (nab-paclitaxel) to treat patients with a variety of solid tumors; (iii) a Phase 1/2 trial of CORT125281 combined with Pfizer Inc.’s androgen receptor antagonist Xtandi® (enzalutamide) to treat patients with castration-resistant prostate cancer (“CRPC”); and (iv) a Phase 1 trial in healthy subjects to assess the safety and tolerability of CORT118335, which we plan to develop for the treatment of non-alcoholic steatotic hepatitis (“NASH”) and antipsychotic-induced weight gain.

The Role of Cortisol in Disease

Cortisol is a steroid hormone that plays a significant role in the way the body reacts to stressful conditions. It influences metabolism and the immune system and contributes to emotional stability. In healthy people, cortisol levels follow a diurnal rhythm that is essential to health, peaking upon awakening and decreasing during the day.  Cortisol is essential for survival. Insufficient cortisol activity may lead to dehydration, hypotension, shock, fatigue and hypoglycemia. Excessive cortisol activity – known as hypercortisolism – may lead to a suppressed immune response, impaired glucose tolerance, diabetes, obesity, fatty liver disease, depressed mood, psychosis, wasting of the arms and legs, edema, fatigue, hypertension and other problems. Pre-clinical and clinical data suggest that cortisol may reduce a patient’s immune response to oncogenesis, shield certain cancer cells from the apoptotic effects of chemotherapy and facilitate the growth of others.

The challenge in treating hypercortisolism is that destroying the ability of the body to make cortisol can cause serious harm. An effective medication must modulate cortisol’s effects without suppressing them below normal levels or disrupting the body’s normal cortisol rhythm. The action of cortisol can effectively be modulated by the use of compounds that compete with cortisol as it attempts to bind to GR. Mifepristone, the active ingredient in Korlym, is a competitive GR antagonist, as are Corcept’s proprietary compounds.

Because mifepristone works by reducing the binding of excess cortisol to GR, it can modulate the effects of abnormal levels and release patterns of cortisol without compromising cortisol’s necessary, normal functions and rhythms. However, mifepristone also binds to PR thereby terminating pregnancy and causing other side effects, including irregular vaginal bleeding (a manageable but debilitating side-effect suffered by a significant portion of women who take Korlym). Our selective cortisol modulators block GR as potently as mifepristone does, but have no affinity for PR and so do not cause PR-related side effects.

Cushing’s Syndrome

Background. Cushing’s syndrome is the clinical manifestation of hypercortisolism.  It most often affects adults aged 20 to 50. An estimated 10 to 15 of every one million people are newly diagnosed with this syndrome each year, resulting in approximately 3,000 new patients and about 20,000 patients with Cushing’s syndrome in the United States, approximately half of whom are cured by surgery.

Symptoms vary, but most people with Cushing’s syndrome have one or more of the following symptoms: high blood sugar, diabetes, high blood pressure, upper body obesity, rounded face, increased fat around the neck, thinning arms and legs, severe fatigue and weak muscles. Irritability, anxiety, cognitive disturbances and depression are also common. Cushing’s syndrome can affect every organ system in the body and can be lethal if not treated. The preferred treatment for Cushing’s syndrome patients is surgery, which, if successful, can cure the disease. Depending on the type of tumor, surgery can result in a range of complications and has varying rates of success. In approximately half of the patients, surgery is not successful because the tumor cannot be located or removed completely.

Korlym to Treat Patients with Cushing’s Syndrome. We have received orphan drug designation and marketing exclusivity from the FDA for Korlym for the treatment of patients with endogenous Cushing’s syndrome. Orphan drugs receive seven years of marketing exclusivity for the approved indication from the date of drug approval, as well as tax credits for clinical trial costs, marketing application filing fee waivers and assistance from the FDA in the drug development process.

We sell Korlym in the United States, using experienced sales representatives who target the endocrinologists and other specialists caring for patients with Cushing’s syndrome. We also reach patients directly through web-based initiatives and interactions with patient groups. Because many people who suffer from Cushing’s syndrome are undiagnosed or inadequately treated, we have developed and continue to refine and expand programs to educate physicians and patients about diagnosis of this syndrome and the role cortisol modulators can play in treating the disease. In addition, we have a field-based force of medical science liaisons.

We use one specialty pharmacy and one specialty distributor to distribute Korlym and provide logistical support. Our policy is that no patient with Cushing’s syndrome will be denied access to Korlym for financial reasons.  To help us achieve that goal, we fund our own patient support programs and donate money to independent charitable foundations that help patients cover the cost of their Cushing’s syndrome care, whether or not they are taking Korlym.

Relacorilant (CORT125134) to Treat Patients with Cushing’s Syndrome.  We are conducting a Phase 2 trial of our proprietary, selective cortisol modulator, relacorilant, to treat patients with Cushing’s syndrome. The trial is open label and will enroll approximately 30 patients at sites in the United States and Europe.  Relacorilant shares Korlym’s affinity for GR. Data from its Phase 1 trial showed that relacorilant prevents the effects of the steroid prednisone, a commonly-used synthetic GR agonist, on serum osteocalcin, white blood cell counts, glucose metabolism and expression of the FKBP5 gene – a marker of GR activation. Modulating the effect of prednisone is a strong surrogate for modulation of cortisol – the essential quality of an effective treatment for patients with Cushing’s syndrome. Unlike Korlym, relacorilant has no affinity for PR and so does not cause the effects associated with PR affinity, including endometrial thickening and irregular vaginal bleeding.

Interim results from the first 17 patients to complete the trial showed statistically significant, dose-dependent improvements in glucose tolerance and serum osteocalcin (a marker of bone growth that is suppressed in Cushing’s syndrome, which causes osteoporosis).  Forty-two percent of the patients with uncontrolled hypertension exhibited a five millimeter or greater reduction in systolic or diastolic blood pressure.  As expected, patients experienced no progesterone-related side effects.  There were no discontinuations due to drug-related adverse events and no serious adverse events.

FKBP5 Gene Expression.  We have developed a CLIA-validated assay to measure FKBP5 gene expression that we believe will enable physicians to more easily identify new patients with hypercortisolism and better treat patients already in their care.

Oncology

There is substantial in vitro, in vivo and clinical evidence that cortisol’s activity allows certain solid-tumor cancers to resist treatment. In some cancers, cortisol activity promotes tumor growth. In other cancers, cortisol stimulates genes that retard cellular apoptosis. Cortisol also suppresses the body's immune response, which is often useful, as it lessens the frequency of autoimmune diseases. However, activating, not suppressing, the immune system is beneficial in fighting certain cancers. Adding a cortisol modulator to a treatment regimen may help the patient’s immune system combat the disease.  Many tumor types express GR and are potential targets for cortisol modulation therapy, among them triple-negative breast, ovarian, castration-resistant prostate, cervical, and pancreatic cancers, as well as sarcoma and melanoma.

Relacorilant to Treat Patients with Solid-Tumors.  We are conducting a Phase 1/2 open label trial of Abraxane in combination with relacorilant to treat solid tumors. As we identify indications of clinical activity in a particular tumor-type, we will further test the combination’s efficacy and safety in expansion cohorts of approximately 20 patients.  We began enrolling the first expansion cohort in December 2017, treating patients with metastatic pancreatic cancer.  We continue to explore opening cohorts in patients with other solid-tumors, including metastatic triple-negative breast and ovarian cancer. We may also initiate new trials evaluating relacorilant in combination with other cancer therapies, including immunotherapy, to treat solid tumors.

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

We believe the addition of Korlym to chemotherapy warrants further study. University of Chicago investigators are leading a 64-patient double-blind, placebo-controlled, multi-center, Phase 2 trial of Korlym combined with Abraxane to treat patients with TNBC. Celgene is funding the trial.  University of Chicago investigators are also conducting a 74-patient, open label trial of Korlym combined with Merck’s drug Keytruda® (pembrolizumab) in patients with advanced HER2-negative and triple-negative breast cancer.  Merck is funding the trial.  We are providing Korlym to both trials.

Cortisol Modulators to Treat Patients with CRPC.  Because androgens stimulate prostate tumor growth, androgen deprivation is a common treatment for metastatic prostate cancer.  Tumors eventually escape androgen deprivation therapy through the proliferation of cells for which cortisol’s stimulation of GR is the primary growth factor.  Combining a cortisol modulator with an androgen modulator such as Xtandi may block this escape route.

We have begun dosing patients in an open label Phase 1/2 trial of our proprietary, selective cortisol modulator CORT125281 combined with Xtandi in patients with metastatic CRPC at sites in the United States and Europe.

University of Chicago investigators are leading an 84-patient, controlled, multicenter Phase 2 trial of Korlym combined with Xtandi to treat patients with metastatic CRPC.  The Department of Defense and the Prostate Cancer Foundation are funding the trial. Pfizer is providing Xtandi. We are providing Korlym.

We have exclusively licensed patents from the University of Chicago covering the use of cortisol modulators combined with anticancer agents to treat TNBC and with androgen deprivation agents to treat CRPC.

Antipsychotic-Induced Weight Gain and NASH

In animal models, our proprietary selective cortisol modulator CORT118335 potently prevents and reverses the weight gain caused by Eli Lilly and Company’s antipsychotic medication Zyprexa® (olanzapine).  These findings replicate data from placebo-controlled clinical trials we conducted, in which the mifepristone (the active ingredient in Korlym) significantly reduced the weight gain and other adverse metabolic effects in healthy subjects administered Zyprexa® or Johnson & Johnson’s antipsychotic medication Risperdal® (risperidone).  We published the results of these trials in the journals Advances in Therapy, Gross et al (2009) and Obesity, Gross et al (2010).

CORT118335 also prevents and reverses non-alcoholic fatty liver disease and liver fibrosis in animal models.  We conducted these pre-clinical studies in response to reports suggesting that cortisol modulation with Korlym may have played a role in reversing fatty liver disease in patients with Cushing’s syndrome.  Fatty liver disease is a precursor to NASH.

We are conducting a Phase 1 trial of the safety, tolerability and pharmacokinetics of CORT118335.  We plan to advance it to Phase 2 as a potential treatment for antipsychotic-induced weight gain and NASH.

Development of Our Other Selective Cortisol Modulators

Our portfolio of proprietary selective cortisol modulators, which includes relacorilant, CORT125281 and CORT118335, consists of more than 500 compounds in three structurally distinct families.  All of these compounds potently block GR but not the progesterone, estrogen or androgen receptors. Many of these compounds have demonstrated positive results in animal or in vitro models of cortisol modulation. We plan to continue identifying new compounds and advancing the most promising of them towards the clinic.

The United States Patent & Trademark Office (“USPTO”) has issued us nine composition of matter patents covering our selective cortisol modulators and 22 method of use patents covering the use of cortisol modulators to treat a wide range of serious disorders.  We have exclusively licensed three U.S. method of use patents from Stanford University and five method of use patents from the University of Chicago. We also own an extensive portfolio of patents in countries around the world.  We have applied, and will continue to apply, for U.S. and foreign patents covering the composition and method of use of our product candidates.  See “Business – Intellectual Property.”

Studies by Independent Investigators

For many years we have advanced our understanding of cortisol modulation by supporting the work of independent academic investigators. These researchers have studied the utility of mifepristone or our proprietary selective cortisol modulators in a wide range of disorders, including central serous retinopathy, post-traumatic stress disorder, anxiety, alcoholism, cocaine addiction, Alzheimer’s disease, ALS, muscular dystrophy, Cushing’s syndrome, metabolic syndrome, atherosclerosis, fatty liver disease, and a wide range of solid tumors, including triple-negative breast, prostate, ovarian and non-small cell lung cancers, as well as sarcoma and melanoma.

Clinical Trial Agreements

Some of our clinical trials are conducted through the use of clinical research organizations (“CROs”). Our Phase 2 trial of relacorilant for the treatment of patients with Cushing’s syndrome is being conducted under an agreement with Chiltern International Limited (“Chiltern”).  Novella Clinical LLC (“Novella”) is helping us conduct our Phase 1/2 trial of CORT125281 to treat patients with CRPC.  Our agreements with Chiltern and Novella may be terminated by us on 60 days’ written notice or sooner if the parties mutually agree.

Research and Development Spending

We incurred $40.4 million, $23.8 million and $15.4 million of research and development expenses in the years ended December 31, 2017, 2016 and 2015, respectively, which accounted for 38%, 34% and 29%, respectively, of our total operating expenses in those years.

Manufacturing Korlym

We do not have manufacturing capabilities and intend to continue to rely on experienced contract manufacturers to produce Korlym and our product candidates. In March 2014, we entered into a long-term agreement with one contract manufacturer – Produits Chimiques Auxiliaires et de Synthese SA (“PCAS”), to produce mifepristone, the active pharmaceutical ingredient (“API”) for Korlym, pursuant to which we have agreed to purchase from PCAS a minimum percentage of our mifepristone requirements.   The initial term of the agreement is five years, with an automatic extension of one year, unless either party gives 12-months prior written notice of termination. We have the right to terminate the agreement if PCAS is unable to manufacture mifepristone for nine consecutive months.

We have one tablet manufacturer for Korlym – Alcami Corporation (“Alcami,” formerly known as AAI Pharma Services Corp., or AAI). In April 2014, we entered into an agreement with Alcami for the manufacture and packaging of Korlym tablets. The initial term of this agreement is three years, with consecutive automatic extensions of two years, unless either party gives written termination notice (in the case of Alcami, 18 months prior to the end of the applicable term; in our case, 12 months prior to the end of the applicable term). We have the right to terminate the agreement if (i) Alcami is unable to manufacture our product for four consecutive months or (ii) our product is withdrawn from the market. We have no minimum purchase obligations under this agreement.

Orphan Drug Designation

We have received Orphan Drug designation for Korlym for the treatment of endogenous Cushing syndrome in the United States.   Orphan designation qualifies the sponsor of the product for the tax credit and marketing incentives of the Orphan Drug Act, including seven years of exclusive marketing rights for the specific drug for the orphan indication, if it receives the first regulatory approval for that indication, with limited exceptions.  A marketing application for a prescription drug product that has been designated as a drug for a rare disease or condition is not subject to a prescription drug user fee unless the application includes an indication for other than a rare disease or condition. Orphan Drug designation for one medication does not prevent competitors from developing or marketing different drugs for the same Orphan indication. It also does not convey an advantage in, or shorten the duration of, the review and approval process for a drug.

Our marketing exclusivity period for Korlym to treat patients with Cushing’s syndrome ends on February 17, 2019, after which time a competitor that has received FDA approval for a generic equivalent of Korlym may market its drug to patients with Cushing’s syndrome, provided doing so would not infringe any of our applicable patents.  We have two patents listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, that we believe would be infringed by a generic competitor for Korlym.  We have additional applications for patents we believe would qualify for the Orange Book under examination by the USPTO.

Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act (“FDCA”)

The FDCA establishes an approval process for generic versions of approved drugs (“Innovator Drugs”) through the submission of an Abbreviated New Drug Application, or ANDA. An ANDA provides for marketing of a generic drug with the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to the Innovator Drug. ANDAs are termed “abbreviated” because they are generally not required to include preclinical and clinical data establishing safety and efficacy. Instead, generic applicants must demonstrate that their product is bioequivalent to, or performs in the same manner as, the Innovator Drug.

In seeking approval, ANDA applicants must certify to the FDA that any Orange Book patents relating to the Innovator Drug are invalid or will not be infringed by the manufacture, use or sale of the generic product.  This is known as a “Paragraph IV certification.”  If the owner of the Innovator Drug responds to receipt of a paragraph IV certification by suing the ANDA applicant for patent infringement, the FDA may not approve the ANDA application until the earlier of 30 months or when the infringement case concerning each such patent was favorably decided in the ANDA applicant's favor or settled, or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30-month stay. Owners of Innovator Drugs regularly challenge paragraph IV certifications and trigger the 30-month stay, recognizing that the related patent litigation may take many months or years to resolve.

In February 2018, we received notice that Teva Pharmaceuticals USA, Inc. (“Teva”) had submitted an ANDA seeking FDA approval for a generic version of Korlym.  Teva’s Paragraph IV certification stated that our listed Orange Book patents will not be infringed by Teva’s proposed product, are invalid and/or are unenforceable.  We plan to vigorously defend our extensive intellectual property rights in Korlym.

Competition for Korlym

Korlym competes with established treatments, including surgery, radiation and other medications, including “off-label” uses of drugs such as ketoconazole, an anti-fungal medication. Korlym also competes with Novartis’ drug, Signifor® (pasireotide) Injection, which the FDA approved in December 2012 for the treatment of adult patients with Cushing’s disease who are not candidates for pituitary surgery or for whom surgery did not work. (Cushing’s disease is a subset of Cushing’s syndrome that afflicts approximately 70 percent of patients with Cushing’s syndrome.)

In the future, Korlym may experience competition from generic versions and from new compounds. For example, Strongbridge Biopharma plc is developing levoketoconazole, a chiral form of ketoconazole. Novartis is developing osilodrostat, a cortisol synthesis inhibitor.  Both compounds are in Phase 3 testing in the United States and European Union.

Intellectual Property

Patents and other proprietary rights are important to our business. It is our policy to seek patent protection for our inventions and to rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

Mifepristone. The composition of matter patent covering mifepristone has expired. The only other FDA-approved use of mifepristone is to terminate pregnancy. The FDA has imposed significant restrictions on this use of mifepristone. To protect our market for Korlym we rely on (1) the exclusive marketing rights conferred as a benefit of orphan drug designation and marketing exclusivity in the United States, (2) the restrictions imposed by the FDA on the use of mifepristone to terminate pregnancy, (3) the different patient populations, administering physicians and treatment settings between the use of mifepristone to terminate pregnancy and to treat Cushing’s syndrome and (4) our method of use patents described below.

Oncology. We have exclusive license agreements with the University of Chicago to patents covering the use of all cortisol modulators, including mifepristone, in the treatment of triple-negative breast cancer (in combination with anti-cancer agents) and castration-resistant prostate cancer (in combination with androgen deprivation agents). See “Business – License Agreements.”

Other Method of Use Patents. We own U.S. patents for the use of cortisol modulators in the treatment of mild cognitive impairment, the prevention and treatment of stress disorders, improving the therapeutic response to electroconvulsive therapy, the treatment of delirium, the treatment of catatonia, the treatment of psychosis with Interferon-Alpha therapy, inhibiting cognitive deterioration in adults with Down’s Syndrome, the treatment of weight gain following treatment with antipsychotic medication, the treatment of gastroesophageal reflux disease, the treatment of migraine headaches, the treatment of neurological damage in premature infants, and the treatment of diseases using combination steroid and GR antagonist therapy. We own a method of use patent for optimizing mifepristone levels in plasma serum in patients suffering from any disorder, including Cushing’s syndrome, amenable to treatment with mifepristone. We also own a method of use patent covering the use of mifepristone to diagnose and treat ACTH-dependent Cushing’s syndrome.  The expiration dates of these patents and their foreign counterparts range from 2020 to 2036.

In addition, we have 22 U.S. method-of-use applications covering our selective cortisol modulators.

We estimate that the expiration dates of the patents that could issue from these applications and their foreign counterparts range from 2029 to 2037.

Composition of Matter Patents Covering Our Proprietary, Selective Cortisol Modulators. We have nine U.S. composition of matter patents containing claims relating to three structurally distinct series of next-generation cortisol modulators. Four of these patents have issued in Europe, with an additional U.S. application pending. The expiration dates of these patents and their foreign counterparts range from 2026 to 2033.

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

We believe that our patents are valid and that we do not infringe any third-party’s patents or other proprietary rights, and we are not obligated to pay royalties relating to the use of intellectual property to any third-parties other than Stanford University and the University of Chicago.

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

We have also exclusively licensed from the University of Chicago three issued U.S. patents for the use of cortisol modulators in the treatment of triple-negative breast cancer, and a second patent family consisting of an issued U.S. patent and applications in Europe having claims directed to the use of cortisol modulators to treat castration-resistant prostate cancer. We are required to pay the University of Chicago customary milestone fees and royalties on revenue from products commercialized under the issued patents or patents that may issue pursuant to the pending applications. Our license will end upon expiration of the related patents in 2031 and 2033 or upon notification by us to the University of Chicago.

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

•

Phase 1.  The product candidate is administered to a small number of healthy subjects to provide preliminary information as to its safety, tolerability and pharmacokinetics and sometimes to provide preliminary information as to its activity and/or efficacy.

•	Phase 2. The product candidate is administered to patients afflicted with the target disease to determine its preliminary efficacy, optimal dosages and to provide more evidence of safety.
•

Phase 3. The product candidate is administered to a larger group of patients afflicted with the target disease to establish its risk/benefit ratio and to demonstrate with substantial evidence its efficacy and safety.

The FDA and the institutional review boards associated with clinical trial sites closely monitor the progress of clinical trials conducted in the United States and may reevaluate, alter, suspend or terminate a trial at any time for various reasons, including a belief that the subjects are being exposed to unacceptable risks. The FDA may also require that additional trials be conducted.

After Phase 3 trials are completed, drug developers submit the results of preclinical studies, clinical trials, formulation studies and data supporting manufacturing to the FDA in the form of a New Drug Applications (“NDA”). The FDA reviews an NDA upon submission and may request additional information rather than accept an NDA for filing. If the FDA accepts an NDA for filing, it may grant marketing approval (i.e., permit commercial sales), request additional information or deny the application. Once an NDA has been accepted for filing, by law the FDA has 180 days to examine the application and respond to the applicant. However, the review process is often significantly extended by FDA requests for additional information or clarification. Under the Prescription Drug User

Fee Act, the FDA has a goal of responding to NDAs within ten months of the filing date for standard review, and six months for priority review if a sponsor shows that its drug candidate provides a significant benefit compared to marketed drugs. FDA approvals may not be granted on a timely basis or at all.

If the FDA approves an NDA, physicians may prescribe the subject drug to patients in the United States. The FDA may withdraw a product’s marketing approval if compliance with regulatory standards is not maintained. The drug developer must submit periodic reports to the FDA. Adverse patient experiences with the product must be reported to the FDA, which could result in the imposition of marketing restrictions through labeling changes or removal of the product from the market.  In addition, the FDA may require post-marketing studies, referred to as Phase 4 studies, to monitor the effect of approved products, and may limit further marketing of the product based on the results of such studies.

Facilities involved in the manufacture of drugs are subject to periodic inspection by the FDA and other authorities where applicable and must comply with FDA-mandated current Good Manufacturing Practices regulations (“cGMP”). Failure to comply with statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, including suspension of manufacturing or a product recall.

The FDA imposes complex regulations on entities, such as Corcept, that advertise and promote pharmaceuticals.  These include standards and regulations for direct-to-consumer advertising, off-label promotion, and industry-sponsored scientific and educational activities. The FDA has broad enforcement authority under the Federal Food, Drug and Cosmetic Act. Failure to abide by its regulations can result in penalties including the issuance of a warning letter directing a company to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and state and federal civil and criminal penalties.

In addition to studies requested by the FDA after approval, a drug developer may conduct other preclinical and clinical trials investigating use of the approved compound to treat additional indications. Data supporting the use of a drug for new indications must be approved by the FDA before the drug can be marketed for these indications.

Marketing Approvals Outside the United States

We are not seeking regulatory approval to market Korlym outside the United States. If we do so, we (or our potential future partners) will have to complete an approval process similar to the U.S. approval process before we can distribute our product candidates in those countries. The approval procedure and the time required for approval vary from country to country and can involve additional preclinical and clinical trials. Foreign approvals may not be granted on a timely basis, or at all. Regulatory approval of pricing is required in most countries other than the United States. The prices approved may be too low to generate an acceptable return.

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

Employees

We are managed by experienced pharmaceutical executives. We also enlist the expertise of associates and advisors with extensive pharmaceutical development experience.  As of December 31, 2017, we had 136 employees, six of whom have MDs. We consider our employee relations to be good. Our employees are not covered by a collective bargaining agreement.

About Corcept

We were incorporated in the State of Delaware on May 13, 1998. Our registered trademarks include Corcept®, Korlym® and CORLUX®. Corluxin® is a registered trademark in the EU. Other service marks, trademarks and trade names referred to in this document are the property of their respective owners.

Available Information

We are subject to the information requirements of the Securities Exchange Act of 1934, as amended, and we therefore file periodic reports, proxy statements and other information with the SEC relating to our business, financial statements and other matters.  These may be inspected and copied at the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00 A.M. to 3:00 P.M. (Eastern Time).  You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site, www.sec.gov, that contains reports, proxy statements and other information regarding issuers such as Corcept.

For more information about Corcept, including free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, visit our website, www.corcept.com.  The information found on or accessible through our website is not incorporated into, and does not form a part of, this Form 10-K.

ITEM 1A.  RISK FACTORS

An investment in our common stock involves significant risks. You should carefully consider the risks described below and the other information in this Annual Report on Form 10-K, including our financial statements and related notes, before investing in our common stock. If any of the following risks or uncertainties actually occurs, our business, results of operations or financial condition could be materially harmed, the price of our common stock could decline and you could lose part or all of your investment. The risks and uncertainties described below are those that we currently believe may materially affect us; however, they may not be the only risks and uncertainties that we face. Others of which we are unaware or currently deem immaterial may harm our business.

Risks Related to the Commercialization of Korlym®

Failure to generate sufficient revenue from the sale of Korlym would harm our financial results and would likely cause our stock price to decline.

For the foreseeable future, our ability to generate revenue and fund our commercial operations and development programs will be solely dependent on the sale of Korlym. Physicians will prescribe Korlym only if they determine that it is preferable to other treatments, even if those treatments are not approved for Cushing’s syndrome. Because Cushing’s syndrome is rare, most physicians are inexperienced in the care of patients with the illness and it may be difficult to persuade them to prescribe Korlym, even with clinical trial results showing it is a compelling treatment.

Many factors could hamper our efforts to generate Korlym revenue, including:

•	the preference of some physicians for long-standing off-label treatments for Cushing’s syndrome, such as ketoconazole;
•	competition from non-medical treatments, such as surgery and radiation;
•	negative publicity and political concerns about Korlym, RU-486, Mifeprex® or mifepristone;
•	the availability of private and government insurance coverage; and
•	rapid technological change that makes Korlym obsolete.

Failure to generate sufficient Korlym revenue would prevent us from fully funding our planned commercial and clinical activities and would likely cause our stock price to decline.

Korlym’s Orphan Drug designation does not bar other companies from developing different medications to treat patients with Cushing’s syndrome.  The availability of competing treatments could limit our revenue from the sale of Korlym for the treatment of Cushing’s syndrome or other indications.

Although we have received orphan drug designation in the United States, the regulatory authorities may still approve other drugs for the treatment of patients with Cushing’s syndrome.

In 2012, Novartis received approval in both the United States and the European Union (“EU”) to market its somatostatin analogue Signifor® (pasireotide) Injection for adult patients with Cushing’s disease (a subset of Cushing’s syndrome that accounts for approximately 70 percent of all patients with Cushing’s syndrome) for whom pituitary surgery is not an option or has not been curative. In addition, Novartis is conducting Phase 3 trials of the experimental cortisol synthesis inhibitor osilodrostat to treat patients with Cushing’s syndrome and has received Orphan Designation in the United States and the EU for that use. Novartis has substantially more resources and experience than we do and may provide significant competition.

Strongbridge Biopharma plc (“Strongbridge”) has received orphan drug designation in the United States and the EU for the use of the cortisol synthesis inhibitor levoketoconazole to treat Cushing’s syndrome and is conducting Phase 3 trials in Europe and the United States for this indication.

If generic products that compete with Korlym or any future Corcept product are approved and launched, our business would be adversely affected.

Although Korlym is covered by patents covering its method of use, including its use to treat patients with Cushing’s syndrome, we cannot assure you that third parties will not attempt to invalidate or design around the patents, or assert that they are invalid or otherwise unenforceable, and introduce generic equivalents of Korlym or any future products. Once orphan drug exclusivity for Korlym in the United States for the treatment of Cushing’s syndrome expires in February 2019, other companies could attempt to introduce generic equivalents of these products if they do not infringe our patents or can demonstrate that our patents are invalid or unenforceable.  After the introduction of a generic competitor, a significant percentage of the prescriptions written for a product may be filled with the generic version, resulting in a loss in sales of the branded product and reducing its price. Generic competition for Korlym or our future products could have a material adverse effect on our sales, results of operations and financial condition.

In February 2018, we received notice that Teva had filed an ANDA requesting approval to market a generic version of Korlym.  The notice included a Paragraph IV certification stating that our patents in the Orange Book for Korlym are invalid, unenforceable or will not be infringed by Teva’s proposed generic product.  Corcept intends to file suit against Teva, triggering the automatic 30-month stay of FDA approval.

Litigation to enforce or defend intellectual property rights is complex, costly and involves significant commitments of management time. If any of our Orange Book listed patents are successfully challenged by Teva or any other party, and a generic version of Korlym is approved, Korlym’ sales and price could decline materially.

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

In some foreign markets, drug prices and the profitability of prescription medications are subject to government control. In the United States, we expect that there will continue to be federal and state proposals for similar controls. Also, the trends toward managed health care in the United States and recent laws and legislation intended to increase the public visibility of drug prices and reduce the cost of government and private insurance programs could significantly influence the purchase of health care services and products and may result in lower prices for Korlym.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. The Patient Protection and Affordable Care Act (“PPACA”), which was passed in 2010, substantially changed the way health care is financed by both governmental and private insurers and significantly impacts the U.S. pharmaceutical industry. The PPACA, among other things, expanded Medicaid program eligibility and access to commercial health insurance coverage, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and promoted a new Medicare Part D coverage gap discount program. The PPACA also appropriated additional funding to comparative clinical effectiveness research, although it remains unclear how the research will impact current Medicare coverage and reimbursement or how new information will influence other third-party payor policies.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future, particularly in light of the new presidential administration and U.S. Congress. For example, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 12, 2017, President Trump signed another Executive Order directing federal agencies to expand access to alternative health plans and health reimbursement arrangements, and the U.S. Department of Health and Human Services announced that it would immediately cease making Cost-Sharing Reduction (“CSR”) payments to issuers of qualified health plans. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the PPACA. In addition, CMS has proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the PPACA for plans sold through such marketplaces. Further, each chamber of Congress has put forth multiple bills designed to repeal or repeal and replace portions of the PPACA. Most recently, the Tax Cuts and Jobs Acts was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. At this time, the full effect that the PPACA, the Executive Orders, the halting of CSR payments and any subsequent legislation would have on our business remains unclear. Any new limitations on, changes to, or uncertainty with respect to the ability of individuals to enroll in governmental reimbursement programs or other third-party payor insurance plans could impact demand for Korlym, which in turn could affect our ability to successfully develop and commercialize our products.

Other legislative and regulatory changes have been proposed and adopted in the United States since the PPACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of up to 2 percent per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On February 1, 2016, the Centers for Medicare & Medicaid Services, or CMS, published a final rule that revised certain requirements involved in our calculation of prices we report in connection with our participation in government reimbursement programs so that Korlym will be eligible for purchase by, or qualify for partial or full reimbursement from, Medicaid and other government programs. The extent to which this rule may alter our reported prices and estimated rebates and chargebacks under government programs remains unclear. Moreover, individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, marketing cost disclosure and transparency measures.

These new laws and the regulations and policies implementing them, as well as other healthcare reform measures that may be adopted in the future, could materially reduce our ability to successfully develop and commercialize Korlym and our product candidates.

The unfavorable public perception of mifepristone may limit our ability to sell Korlym.

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

We have no manufacturing or pharmacy capabilities and depend on third-party vendors to manufacture Korlym’s active ingredient, form it into tablets, package it, and dispense it to patients. We also depend on third-party suppliers to manufacture the API and capsules for relacorilant, CORT118335, CORT125281 and our other product candidates. If these suppliers become unable or unwilling to perform these functions and we cannot transfer our business to qualified replacement vendors in a timely manner, our business will be harmed.

A single third-party manufacturer, PCAS, supplies the API in Korlym. Another third-party manufacturer, Alcami, produces and bottles our Korlym tablets.  Our agreements with these vendors automatically renew. One specialty pharmacy, Optime Care, Inc., dispenses the Korlym we sell directly to patients, which represents approximately 99 percent of our revenue. Our agreement with this vendor has a five-year term and renews upon the written consent of both parties. We rely on other third-parties to manufacture the API and capsules of our selective cortisol modulators, including relacorilant, CORT118335 and CORT125281. If any of these vendors is unable or unwilling to meet our requirements, we may not be able to manufacture or dispense our product in a timely manner. Our arrangements with these manufacturers are terminable by them, subject to notice provisions.  Any third-party manufacturer or specialty pharmacy we engage will be subject to regulation by the FDA and other governmental authorities, including, in some cases, the EMA. We do not control these vendors’ processes or operations and cannot assure that they will meet applicable regulatory requirements or their contractual obligations to us.  Identifying replacements for these vendors and transitioning our business to them would be time-consuming, complex and expensive.  Failure to do so efficiently and in a timely manner would harm our business.

The facilities used by our vendors to manufacture and package Korlym and our product candidates must be approved by the FDA. We do not control the manufacturing activities of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements known as current good manufacturing practices (“cGMPs”). If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict requirements of the FDA or others, they will not be able to maintain regulatory approval for their manufacturing facilities. We have no control over whether our contract manufacturers maintain adequate quality control and hire qualified personnel. If the FDA, EMA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our products or if it withdraws its approval, we may need to find alternative manufacturing facilities, which would significantly hamper our ability to develop, obtain regulatory approval for or market our products. In addition, sanctions could be imposed on us, including fines, injunctions, civil penalties, failure of regulators to approve our product candidates, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business.

In addition to meeting stringent regulatory requirements, our suppliers must manufacture Korlym and our product candidates on a timely basis in the quantities that we require.  If they fail to do so, we may exhaust our Korlym or product candidate inventory and not be able to generate revenue or our advance our clinical development programs in a timely manner.

We may not have adequate insurance to cover our exposure to product liability claims.

We may be subject to product liability or other claims based on allegations that Korlym or one of our product candidates has caused adverse effects. Such a claim may damage our reputation by raising questions about Korlym or our product candidates’ safety and could prevent or interfere with product commercialization. Less common adverse effects of a pharmaceutical product are sometimes not known until long after the product is approved for marketing. Because the active ingredient in Korlym is used to terminate pregnancy, clinicians using the medicine in our clinical trials and physicians prescribing the medicine to women must take strict precautions to ensure that the medicine is not administered to pregnant women. Failure to observe these precautions could result in significant product liability claims.

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

The FDA’s approval of Korlym was limited to the indication stated in Korlym’s label. If we violate any of the FDA’s restrictions, the FDA could withdraw its approval.

We are subject to ongoing obligations and continued regulatory review by the FDA and other regulatory authorities in the United States and other countries with respect to the research, testing, manufacturing, labeling, distribution, adverse event reporting, storage, selling, advertising, promotion, recordkeeping and marketing of products. These requirements include submissions of safety information, annual updates on manufacturing activities and continued compliance with FDA regulations known as cGMPs, current good laboratory practices (“cGLPs”) and current good clinical practices (“cGCPs”). The FDA enforces these regulations through periodic inspections of us and the laboratories, manufacturers, and clinical sites we use.  (Foreign regulatory authorities have comparable requirements and enforcement mechanisms.)  Discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency or with our third-party manufacturers or manufacturing processes, or failure to comply with FDA and applicable foreign and U.S. regulatory requirements, may subject us to substantial civil and criminal penalties, injunctions, holds on clinical trials, product seizure or detention, refusal to permit the import or export of products, restrictions on product marketing, withdrawal of the product from the market, voluntary or mandatory product recalls, total or partial suspension of production, refusal to approve pending NDAs or supplemental NDAs, and suspension or revocation of product approvals.

The FDA’s policies may change or new governmental regulations may be enacted that prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of future government regulations.

Recent U.S. tax legislation may materially adversely affect our results of operations, financial condition and cash flows.

Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, imposing a one-time transition tax (or “repatriation tax”) on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service (“IRS”), any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often use federal taxable income as a starting point for computing state and local tax liabilities.

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

The commencement and completion of clinical trials may be delayed by many factors, including:

•	delays obtaining regulatory permission to start a trial;
•	inability to secure acceptable terms with CROs, other required vendors and clinical trial sites;

•	delays or inability to obtain institutional review board (“IRB”) approval at prospective trial sites;
•	slow patient enrollment;
•	failure of patients or investigators to comply with the clinical trial protocol;
•	negative or inconclusive trial results;
•	lack of effectiveness or safety of the product candidate; and
•	negative findings of inspections of our clinical or manufacturing operations by us, the FDA or other authorities.

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

During the clinical development of a product candidate, we may decide, or the FDA or other regulatory authorities may require us to conduct pre-clinical or clinical studies in addition to those we had planned, which could delay or prevent the completion of its development program or increase its cost. Even if we conduct all of the clinical trials and supportive studies that we consider appropriate, we may not receive regulatory approval of a product candidate.

We depend on third-parties to conduct and manage many of our clinical trials and to perform data collection and analysis. Failure of these third-parties to successfully perform their contractual duties or meet expected timelines may prevent or delay approval of our product candidates, which could harm our business.

We rely on clinical investigators and clinical sites to enroll patients and third-parties such as CROs to manage many of our trials and to perform required data collection and analysis.  Although we control only certain aspects of these third-parties’ activities, we are still responsible for ensuring that every study adheres to its protocol and meets all applicable regulatory and scientific standards.  If we or any of the third-parties working with us fail to comply with applicable cGCPs, the clinical data generated in our trials may be unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving a product candidate. We cannot be certain that regulatory authorities will determine that our clinical trials comply with cGCP requirements. In addition, failure of our manufacturers to comply with cGMP may require us to repeat clinical trials, which would delay regulatory approval. We may not be able to select and qualify appropriate sites for our trials. If our clinical sites fail to enroll a sufficient number of patients in a timely way, we may be unable to complete our trials as planned, which could delay or prevent the approval of our product candidates.

Although we have agreements with the CROs and consultants helping to conduct our clinical trials, we may fail to maintain satisfactory relationships with them or with our clinical investigators.  If our agreements with any of these third-parties terminates, we may not be able to enter into alternative arrangements in a timely manner or on commercially reasonable terms, or at all. If the third-parties on which we rely do not perform their contractual duties or fail to meet expected deadlines or if the quality or accuracy of the data they obtain is compromised, our clinical trials may be extended, delayed or terminated and we may be unable to obtain approval for our product candidates.

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

Risks Related to Our Capital Needs and Financial Results

We may need additional capital to fund our operating plans, including our clinical development programs, or for strategic reasons. Such capital may not be available on favorable terms or at all.

We are dependent on revenue from the sale of Korlym to fund our development programs.  If our Korlym revenues decline or fail to grow, we may need to raise funds to support our operating plans, including our research and development activities.  We may also choose to raise additional capital for strategic reasons, even if we believe our revenue can fully fund our current and future operating plans.  We cannot be certain that additional funding will be available on acceptable terms or at all.  Equity financing could cause dilution. Debt financing, if available, may involve restrictive covenants. If we obtain funds through collaborations with other companies, those arrangements may be on unfavorable terms or may require us to relinquish certain rights to Korlym or our product candidates. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or we may be required to discontinue operations.

If we were to require additional capital and there was turbulence in the financial markets, institutional investors or lenders may be unwilling to provide capital to businesses such as ours or may greatly increase its cost.  If our commercial activities do not generate enough cash to fully fund the operation of our business and we are unable to raise capital or borrow funds, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation, curtailing clinical or drug development activity or limiting our commercial efforts, which would have an adverse effect on our business and financial condition.

If we acquire other potential products, we will incur a variety of costs and may never realize the anticipated benefits of the acquisition.

We currently have no commitments, agreements or plans for any acquisitions.  However, if appropriate opportunities arise, we may attempt to acquire products or product candidates that complement our operating plan.  Acquiring rights to another potential product or technology may result in unforeseen difficulties and expenditures and may absorb significant management attention that would be spent developing our existing business. We may fail to realize the anticipated benefits of any acquisition, which could dilute our stockholders’ ownership interest or cause us to incur debt, expose us to future liabilities and result in amortization or other expenses related to goodwill and other intangible assets.

Risks Relating to Our Intellectual Property

If Korlym or our other product candidates conflict with the patents of others or if we become involved in other intellectual property disputes, we may have to engage in costly litigation or obtain a license or may be barred from commercializing our product candidates or Korlym for a new indication.

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

Our patent applications and patents licensed or issued to us may be challenged by third-parties and our patent applications may not result in issued patents. Our presently pending and future patent applications may not issue as patents, and any patent issued to us may be challenged, invalidated, held unenforceable or circumvented. Our patent claims may not prevent third-parties from producing competing products. The foreign countries in which we may someday operate may not protect our intellectual property to the extent of the laws of the United States. If we fail to obtain adequate patent protection in other countries, our competitors may produce competing products in those countries based on our technology, which would impair our ability to succeed.

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

Risks Related to Our Stock

The market price of our common stock has been and is likely to continue to be subject to wide fluctuations in price that are beyond our control. Opportunities for the sale of shares at any given time may be limited.

We cannot assure that an active trading market for our common stock will exist at any particular time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended February 23, 2018, our average daily trading volume was approximately 1,464,294 shares and the intra-day sales prices per share of our common stock on The NASDAQ Capital Market ranged from $8.50 to $25.96. As of February 23, 2018, our officers, directors and principal stockholders controlled 15 percent of our common stock.

Stock prices, especially those of biotechnology companies, sometimes experience extreme price and volume fluctuations that are unrelated or disproportionate to these companies’ operating performance or prospects. This volatility may significantly reduce the market price of our common stock, regardless of our operating performance. Securities class-action litigation is often instituted against companies following periods of stock market volatility. If instituted against us, such litigation could result in substantial costs and divert management’s attention from more productive efforts.

The price of our common stock can fluctuate rapidly and widely in response to a variety of factors, including:

•	actual or anticipated variations in our operating results;
•	changes in estimates or recommendations by securities analysts or the failure of our performance to meet the published expectations of those analysts or any public guidance we have provided;
•	actual or anticipated timing and results of our clinical trials;
•	purchases or sales of our common stock by our officers, directors or our stockholders;
•	actual or anticipated regulatory approvals of our product candidates or of competing products;
•	changes in the expected or actual timing of our competitors’ potential development programs, including the announcement of ANDA filings seeking approval to market generic versions of Korlym;
•	changes in laws or regulations applicable to our product candidates or our competitors’ products;
•	announcements of technological innovations by us, our collaborators or our competitors;
•	our cash and short-term investment position;
•	trading volume of our common stock;
•	conditions or trends in the biotechnology and pharmaceutical industries, including the market valuations of companies similar to Corcept;
•	general market and economic conditions;
•	additions or departures of key personnel;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborators or capital commitments; and
•	additional financing activities.

Our stock price may decline if our financial performance does not meet the guidance that we provided to the public, estimates published by research analysts or other investor expectations.

The guidance we provide as to our expected 2018 revenue is only an estimate of what we believe is realizable at the time we give such guidance. Our actual results may vary materially.  There are inherent difficulties in predicting the amount of Korlym that will be sold. For example, the rate of physician adoption of Korlym is uncertain. We may not meet our financial guidance or other investor expectations for other reasons, including those arising from the risks and uncertainties described in this report and in our other public filings and public statements.  Research analysts have published revenue estimates based on their own analyses. The guidance we provide may be one factor they consider when determining their estimates. Readers of this report should conduct their own research, form their own conclusions and rely on our guidance and the estimates of research analysts at their own discretion.

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

As of February 23, 2018, our officers and directors controlled 15 percent of our common stock. Acting together, these stockholders could significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling stockholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease 23,473 square feet of office space in Menlo Park, California for our corporate facilities. Our current lease extended our occupancy through March 2019.

ITEM 3.  LEGAL PROCEEDINGS

See Note 11, Commitments and contingencies in our audited financial statements.

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

2017	High	Low
First Quarter	$11.58	$6.70
Second Quarter	$12.74	$8.90
Third Quarter	$19.60	$11.53
Fourth Quarter	$20.77	$15.30

2016	High	Low
First Quarter	$4.92	$3.22
Second Quarter	$6.33	$4.55
Third Quarter	$6.72	$5.24
Fourth Quarter	$10.00	$6.11

Stockholders of Record and Dividends

As of February 23, 2018, we had 114,830,345 shares of common stock outstanding held by 29 stockholders of record. Because almost all of our shares of common stock are held by brokers, nominees and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never declared or paid cash dividends. We currently intend to retain any future earnings to finance the growth and development of our business and therefore do not anticipate paying cash dividends in the foreseeable future.

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

The graph shows the cumulative total stockholder return assuming the investment of $100 and the reinvestment of any dividends and is based on the returns of the component companies weighted according to their market capitalizations as of the end of the period for which returns are indicated. Corcept has never paid dividends on its common stock.

The return shown in the graph below is not necessarily indicative of future performance.  We do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN AMONG

CORCEPT THERAPEUTICS,

THE NASDAQ US BENCHMARK TOTAL RETURN (“TR”) INDEX

AND THE NASDAQ BIOTECHNOLOGY INDEX

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

(in thousands, except per share data)

The selected financial data set forth below are derived from our audited financial statements. The statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the balance sheet data as of December 31, 2017 and 2016 are derived from our audited financial statements included in this Annual Report. The statement of operations data for the years ended December 31, 2014 and 2013 and the balance sheet data as of December 31, 2015, 2014 and 2013 have been derived from our audited financial statements, which are not included in this Annual Report. Our historical results are not necessarily indicative of our results expected for 2018 or for any other future period. The selected financial data set forth below should be read in conjunction with our financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Statement of Operations Data:

Product revenue, net	$159,201	$81,321	$50,286	$26,551	$10,357

Operating expenses:
Cost of sales	3,554	2,058	1,361	882	143
Research and development*	40,376	23,844	15,419	18,372	20,470
Selling, general and administrative*	62,416	45,240	36,949	34,916	31,240
Total operating expenses	106,346	71,142	53,729	54,170	51,853
Income (loss) from operations	52,855	10,179	(3,443)	(27,619)	(41,496)
Non-operating income (expense), net*	(49)	(2,039)	(2,965)	(3,764)	(4,515)
Income (loss) before income taxes	52,806	8,140	(6,408)	(31,383)	(46,011)
Income tax benefit	76,316	—	—	—	—
Net income (loss)	$129,122	$8,140	$(6,408)	$(31,383)	$(46,011)
Net income (loss) per share:
Basic	$1.14	$0.07	$(0.06)	$(0.31)	$(0.46)
Diluted	$1.04	$0.07	$(0.06)	$(0.31)	$(0.46)
Weighted average shares – basic	113,527	110,566	106,883	100,978	99,819
Weighted average shares – diluted	124,515	116,139	106,883	100,978	99,819

* Includes certain non-cash expenses, of the following:
Stock-based compensation
Research and development	$3,743	$1,312	$839	$723	$618
Selling, general and administrative	9,618	5,746	5,174	4,478	4,578
Total stock-based compensation	13,361	7,058	6,013	5,201	5,196
Non-operating expense related to accretion of interest on long-term obligation	456	1,929	2,848	3,678	4,410
Total non-cash expenses	$13,817	$8,987	$8,861	$8,879	$9,606

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Balance Sheet Data:

Cash, cash equivalents and investments	$104,025	$51,536	$40,435	$24,248	$54,877
Working capital	94,616	38,315	28,104	16,675	45,573
Total assets	220,537	68,753	51,937	34,630	63,077
Debt obligation - current portion	—	14,664	14,965	9,424	5,743
Debt obligation, net of current portion	—	—	12,528	24,405	29,234
Total stockholders’ equity (deficit)	190,968	41,379	18,498	(3,388)	21,017

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our audited Financial Statements and the accompanying Notes to Financial Statements, Risk Factors and other disclosures included in this Form 10-K. Our Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and are presented in U.S. dollars.

We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of such forward-looking statements and the potential risks and uncertainties that may affect their accuracy, see “Forward-Looking Statements” included in “Risk Factors” in this Form 10-K and the “Overview” and “Liquidity and Capital Resources” sections of this MD&A.

Overview

We are engaged in the discovery, development and commercialization of drugs that treat severe metabolic, oncologic and psychiatric disorders by modulating the effects of the hormone cortisol. Since 2012, we have marketed Korlym, a first-generation cortisol modulator, for the treatment of patients with endogenous Cushing’s syndrome. We are developing compounds from our portfolio proprietary, selective cortisol modulators for the treatment of a wide range of serious disorders.

Cushing’s Syndrome

Korlym to Treat Patients with Cushing’s Syndrome. We sell Korlym in the United States, using experienced sales representatives who target the endocrinologists and other specialists caring for patients with Cushing’s syndrome. We also reach patients directly through web-based initiatives and interactions with patient groups. We use one specialty pharmacy and one specialty distributor to distribute Korlym and provide logistical support. To help ensure that no patient is denied access to Korlym for financial reasons, we fund our own patient support programs and donate money to independent charitable foundations that help patients with Cushing’s syndrome cover the cost of their care, including the cost of Korlym.

Relacorilant (CORT125134) to Treat Patients with Cushing’s Syndrome.  We are conducting a Phase 2 trial of our proprietary, selective cortisol modulator, relacorilant, to treat patients with Cushing’s syndrome. This open label trial will enroll approximately 30 patients at sites in the United States and Europe.

Oncology

There is substantial in vitro, in vivo and clinical evidence that cortisol’s activity allows certain solid-tumor cancers to resist treatment. In some cancers, cortisol activity promotes tumor growth.

Relacorilant to Treat Patients with Solid Tumors.  We are conducting a Phase 1/2 open label trial of Abraxane in combination with relacorilant to treat solid-tumors. As we identify indications of clinical activity in a particular tumor type, we will further test the combination’s efficacy and safety in expansion cohorts of approximately 20 patients.  We began enrolling the first expansion cohort in December 2017, treating patients with metastatic pancreatic cancer.  We continue to explore opening cohorts in patients with other solid tumors.

Cortisol Modulators to Treat Patients with CRPC.  We are conducting an open label Phase 1/2 trial of our proprietary, selective cortisol modulator CORT125281 combined with Xtandi in patients with metastatic CRPC at sites in the United States and Europe.

Development of Our Other Selective Cortisol Modulators

We are conducting a Phase 1 trial of the safety, tolerability and pharmacokinetics of our proprietary, selective cortisol modulator CORT118335.  We plan to advance this compound to Phase 2 as a potential treatment for antipsychotic-induced weight gain and NASH.

Our portfolio of proprietary selective cortisol modulators contains more than 500 compounds.  We plan to continue identifying new compounds and to advance the most promising of them towards the clinic.

Results of Operations

Net Product Revenue – Net product revenue is gross product revenue from sales to our customers less deductions for estimated government rebates.

For the year ended December 31, 2017, we recorded $159.2 million in net product revenue, as compared to $81.3 million for the year ended December 31, 2016 and $50.3 million for the year ended December 31, 2015. The increases in net product revenue year over year were primarily driven by increases in our sales volume and price increases. These price increases represented approximately 16.6 percent and 32.1 percent of the increases in net revenue for the years ended December 31, 2017 and 2016, respectively.

Cost of sales – Cost of sales includes the cost of API, tableting, packaging, personnel, overhead, stability testing and distribution.

Cost of sales was $3.6 million for the year ended December 31, 2017, as compared to $2.1 million in the corresponding period in 2016 and $1.4 million in the corresponding period in 2015. These increases were due to greater sales volumes, partially offset by reductions in our manufacturing costs. For the year ended December 31, 2017, cost of sales was 2.2 percent of our net product revenue, as compared to 2.5 percent in the corresponding period in 2016 and 2.7 percent in the corresponding period in 2015.

Cost of sales declined as a percentage of net product revenue for the years ended December 31, 2017 and 2016 due to reduced manufacturing costs and increases in the price of Korlym.

Research and development expenses – Research and development expenses include the cost of (1) retaining and compensating development personnel, (2) clinical trials, (3) discovery research and pre-clinical studies, (4) drug product for use in clinical trials and to support regulatory submissions, (5) the development of drug formulations and manufacturing processes and (6) regulatory activities.

Research and development expenses increased to $40.4 million for the year ended December 31, 2017 from $23.8 million in 2016, an increase of 69.3 percent, primarily due to the clinical advancement of relacorilant and the pre-clinical and clinical development of CORT118335 and CORT125281, including the associated hiring of additional clinical development employees.

Research and development expenses increased to $23.8 million for the year ended December 31, 2016 from $15.4 million in 2015, an increase of 54.6 percent, primarily due to increased spending on the advancement of relacorilant, which entered clinical trials in patients in the second quarter of 2016, and the hiring of additional clinical development employees.

Below is a summary of our research and development expenses by major project:

	Year Ended December 31,
	2017	2016	2015
Project	(in thousands)
Development programs:
Oncology	$7,465	$4,592	$3,494
Cushing's syndrome	10,869	3,739	811
Psychotic depression	—	—	190
Pre-clinical selective cortisol modulators	13,605	10,393	7,431
Unallocated activities, including pre-clinical, manufacturing and regulatory activities	4,694	3,808	2,654
Stock-based compensation	3,743	1,312	839
Total research and development expense	$40,376	$23,844	$15,419

Research and development expenses in 2018 and thereafter will depend on the outcomes of our pre-clinical and clinical trials and our development plans. We expect research and development spending in 2018 to be higher than it was in the corresponding period of 2017 as our programs advance and we begin new ones.

It is difficult to predict the timing and cost of development activities, which are subject to many risks and uncertainties, including inconclusive results, slow patient enrollment, adverse side effects and unforeseen difficulties in the formulation or manufacture of study drugs and their real or perceived lack of efficacy or safety. Clinical development is also subject to extensive government oversight and to regulations that may change in ways we cannot anticipate.

Selling, general and administrative expenses – Selling, general and administrative expenses include (1) compensation of employees, consultants and contractors engaged in commercial and administrative activities, (2) the cost of vendors that support commercial activities and (3) legal and accounting fees.

Selling, general and administrative expenses for the year ended December 31, 2017 increased 38.0 percent to $62.4 million, from $45.2 million for the comparable period in 2016. This increase was primarily due to the growth of our sales organization, higher performance bonus expense and increased professional services fees.

Selling, general and administrative expenses for the year ended December 31, 2016 increased 22.4 percent to $45.2 million, from $36.9 million for the comparable period in 2015. The increases were driven primarily by increased compensation expense due to additional hiring, performance bonus expense, and commissions related to increased sales.

We expect that selling, general and administrative expenses will be higher in 2018 than in 2017 due to the increased scope of our commercial and clinical activities. Selling, general and administrative activities in 2018 and future years will depend on the cost and scope of our commercial and clinical development efforts.

See also, “Liquidity and Capital Resources.”

Interest and other expense – Interest and other expense for the year ended December 31, 2017 was $49,000, as compared to $2.0 million for the year ended December 31, 2016 and $3.0 million for the year ended December 31, 2015. These amounts consisted of interest expense related to the Biopharma Financing Agreement, largely offset in 2017 by interest income from marketable securities. Because we extinguished our obligations under the Financing Agreement in July 2017, there will be no interest expense under this obligation in 2018.

Income tax benefit – Income tax benefit for the year ended December 31, 2017 was $76.3 million primarily due to the release of a portion of our valuation allowance on our deferred tax assets. The amount of the release was affected by the reduction of the income tax rate applicable to our future income from 35% to 21%. See Note 10, Income Taxes in our audited financial statements for additional information. We had no income tax benefit for the corresponding periods in 2016 and 2015.

Liquidity and Capital Resources

Until 2015, we incurred operating losses every year. At December 31, 2017, we had an accumulated deficit of $193.1 million. Since 2012, we have relied on revenues from the sale of Korlym and proceeds from the sale of common stock and the now concluded Financing Agreement with Biopharma to fund our operations.

Based on our current plans, which include fully funding our Cushing’s syndrome commercial operations, conducting Phase 2 and Phase 3 trials of relacorilant in both Cushing’s syndrome and solid tumors, the development of CORT125281 to treat patients with CRPC and CORT118335 to treat patients with antipsychotic-induced weight gain and NASH, we expect to fund our operations without needing to raise additional funds, although we may choose to raise additional funds to finance our strategic priorities.  If we were to raise funds, equity financing could be dilutive to stockholders. Debt financing, if available, could involve restrictive covenants.  Funds raised through collaborations with other companies may require us to relinquish certain rights in our product candidates.

At December 31, 2017, we had cash, cash equivalents and marketable securities of $104.0 million, consisting of cash and cash equivalents of $31.1 million and marketable securities of $72.9 million, compared to cash and cash equivalents of $51.5 million at December 31, 2016.  Net cash provided by operating activities for the years ended December 31, 2017, 2016 and 2015 was $60.9 million, $18.4 million and $3.1 million, respectively. These increases were primarily due to greater sales volumes. Net cash used in investing activities for the year ended December 31, 2017 was $73.5 million, primarily due to purchases of marketable securities, while net cash used in investing activities for the years ended December 31, 2016 and 2015 was $0.2 million and $17,000, respectively, which consisted of purchases of property and equipment.  Net cash provided by stock option exercises was $7.2 million, $7.7 million and $5.2 million during the years ended December 31, 2017, 2016 and 2015, respectively. In addition, we made payments under the Biopharma Financing Agreement of $15.1 million, $14.8 million and $9.2 million during the years ended December 31, 2017, 2016 and 2015, respectively.

We extinguished our obligations under the Financing Agreement in July 2017. No further payments are due.

The cash in our bank accounts and our marketable securities could be affected if the financial institution holding them were to fail or be subject to adverse conditions in the financial markets. We have never experienced a loss or lack of access to cash.

Contractual Obligations and Commercial Commitments

The following table presents our estimates of obligations under contractual agreements as of December 31, 2017.

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Manufacturing purchase commitments (1)	$14,279	$14,279	$—	$—	$—
Operating lease (2)	$1,570	1,256	314	—	—
Total other contractual obligations	$15,849	$15,535	$314	$—	$—

(1)	As of December 31, 2017, we had commitments to purchase $14.3 million worth of API from PCAS to manufacture relacorilant, CORT118335 and CORT125281.
(2)

In March 2016, we early terminated our lease and replaced it with a new one effective May 1, 2016 through March 31, 2019. On June 1, 2017, we amended that lease to add more space. At December 31, 2017, the remaining minimum rental payments under this operating lease were $1.6 million.

We enter into contracts in the normal course of business with CROs for preclinical studies and clinical trials. The contracts are cancellable, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, we would only be obligated for products and services that we had received as of the effective date of the termination and any applicable cancellation fees.

We have other contractual payment obligations and purchase commitments, the timing of which are contingent on future events, including the initiation and completion of manufacturing projects. In March 2014, we entered into an agreement with PCAS for the manufacture of mifepristone, the API in Korlym, for an initial term of five years, with an automatic extension of one year unless either party gives 12 months’ prior written notice of termination. In April 2014, we entered into a manufacturing agreement with Alcami Corporation (formerly known as AAI Pharma Services Corp.) for the manufacture and packaging of Korlym tablets.  This agreement has an initial term of three years, with consecutive automatic extensions of two years each, unless either party gives written notice of termination.  (In the case of Alcami, notice is due 18 months before the end of the applicable term.  For Corcept, notice is due 12 months before the end of the applicable term.)  Neither agreement requires us to make minimum purchases.  Purchase commitments will depend on Corcept’s requirements.

Net Operating Loss Carryforwards

See Note 10, Income Taxes in our audited financial statements.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with GAAP, which requires us to make estimates and judgments that affect the amount of assets, liabilities and expenses we report. We base our estimates on historical experience and on other assumptions we believe to be reasonable. Actual results may differ from our estimates.

Net Product Revenue

We primarily sell Korlym directly to patients, using a single specialty pharmacy. We recognize revenue upon the delivery of Korlym if (i) there is persuasive evidence that an arrangement exists with the customer, (ii) collectability is reasonably assured and (iii) the sales price is fixed or determinable. In order to conclude that the price is fixed or determinable, we must be able to (i) calculate gross product revenue from a sale and (ii) reasonably estimate the associated net revenue.  Confirmation of coverage by the patient’s private or government insurance plan or by our own patient assistance program or a third-party charity is a prerequisite for selling Korlym to a patient. We provide Korlym at no cost to patients without insurance who do not qualify for charitable support. (See discussion set forth in Part IV – Item 15(1) – Financial Statements, Notes to Financial Statements, Note 2, Significant Agreements – Commercial Agreements.). It is our policy that no patient is denied Korlym for financial reasons.

Through August 9, 2017 our exclusive specialty pharmacy was Dohmen Life Science Services (“Dohmen”).  On August 10, 2017, Optime Care, Inc. (“Optime”) became our exclusive specialty pharmacy.

We donate cash to charities that help patients pay for the treatment of Cushing’s syndrome, including the cost of medical and non-medical therapy unrelated to Korlym. We do not include payments we receive from these organizations in revenue.

We calculate gross product revenues based on the price we charge our customers. We estimate net product revenues by deducting from gross product revenues (a) estimated government rebates and chargebacks, (b) estimated costs of our patient co-pay assistance program, (c) discounts for prompt payment and (d) reserves for expected product returns.  We record estimates for these deductions at the time we recognize the gross revenue and revise them as new information becomes available.

Government Rebates

Korlym is eligible for purchase by or qualifies for partial or full reimbursement from Medicaid and other government programs. We estimate any government rebate amounts by applying the discount rates applicable to each government-funded program against our sales to patients covered by such programs.

Allowances for Patient Assistance Program

It is our policy that no patient be denied Korlym due to inability to pay. We provide financial assistance to eligible patients whose insurance policies require them to pay high deductibles and co-payments and deduct the amount of such assistance from these sales from gross revenue. We determine the amount of such assistance by applying our program guidelines to all eligible sales in the period.

Sales Returns

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

Inventory and Cost of Sales

Regulatory approval of product candidates is uncertain. Because product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained, we treat manufacturing costs for product candidates as research and development expenses at the time such costs are incurred. We capitalize into inventory manufacturing any costs related to an approved product that are incurred after regulatory approval.

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

We base our cost accruals for research, preclinical activities, and clinical trials on estimates of work completed under service agreements, milestones achieved, patient enrollment and past experience with similar contracts. Our estimates of work completed and associated cost accruals include our assessments of information from third-party vendors and the overall status of clinical trial and other development and administrative activities.

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

We recognize the expense of options granted to non-employees based on the fair value-based measurement of the option grants at the time of vesting.

Debt obligation

The accounting for the Financing Agreement with Biopharma required us to make certain estimates and assumptions, including the timing of royalty payments due to Biopharma, the expected rate of return to Biopharma, the split between current and long-term portions of the obligation, and the accretion of interest expense. Actual payment amounts were based on Korlym receipts during the applicable quarter.  We made our final payment under the Financing Agreement in July 2017.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires recognition of deferred tax assets and liabilities for the expected tax consequences of our future financial and operating activities. Under ASC 740, we determine deferred tax assets and liabilities based on the temporary difference between the financial statement and tax bases of assets and liabilities using the tax rates in effect for the year in which we expect such differences to reverse.  If we determine that it is more likely than not that we will not generate sufficient taxable income to realize the value of some or all of our deferred tax assets (net of our deferred tax liabilities), we establish a valuation allowance offsetting the amount we do not expect to realize.  We perform this analysis each reporting period and reduce our measurement of deferred taxes, if the likelihood we will realize them becomes uncertain.

In deciding whether a valuation allowance is necessary, GAAP requires us to give significant weight to objective evidence. It is difficult to conclude that sufficient taxable income will be generated when there is significant evidence – such as Corcept’s substantial cumulative losses – that future taxable income is not assured. Because forecasts of taxable income are inherently uncertain and not objectively verifiable, our cumulative losses must weigh heavily in our analysis.

We are also required to evaluate and quantify other sources of taxable income, such as the possible reversal of future deferred tax liabilities, should any arise, and the implementation of tax planning strategies. Evaluating and quantifying these amounts is difficult and involves significant judgment, based on all of the available evidence and assumptions about our future activities.

Until the fourth quarter of 2017, we maintained a valuation allowance on the entire value of our deferred taxes and did not report these amounts in our balance sheet.

We also account for uncertain tax positions in accordance with ASC 740, which requires us to adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained upon review by federal or state examiners. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Our policy is to report interest and penalties related to unrecognized tax benefits as income tax expenses.

On December 22, 2017 President Donald Trump signed into U.S. law the Tax Cuts and Jobs Act of 2017 (“Tax Act”). The Tax Act introduced a broad range of tax reform measures that significantly change the federal income tax regime. Among other things, the Tax Act reduces the corporate income tax rate from 35% to 21% effective for tax years including or commencing on January 1, 2018, repeals corporate alternative minimum tax, limits various business deductions, modifies the maximum deduction of net operating loss with no carryback but indefinite carryforward provision, expands the deduction limit applicable to compensation paid to top executives of publicly traded companies, and includes various international tax related provisions. In accordance with ASC 740, the companies are required to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions of Tax Act is for tax years beginning after December 31, 2017, or in the case of certain other provisions of the law, January 1, 2018.

Given the significance of the legislation, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin ("SAB") No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period”. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed. Refer to Note 10, Income Taxes in our audited financial statements for further details.

Recently Issued Accounting Pronouncements

See Note 1, Basis of Presentation and Summary of Significant Accounting Policies in our audited financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal. As of December 31, 2017, the fair value of our cash and cash equivalents and marketable securities was $104.0 million.  Our marketable securities consisted primarily of commercial paper, corporate bonds, U.S. Treasury securities and a money market fund invested in short-term U.S. Treasury securities maintained at a major U.S. financial institution. To minimize our exposure to interest rate and other market risks, we have limited the maturities of our investments to less than three years, with the duration of our portfolio not to exceed two years. Due to the short-term nature and high liquidity of these instruments, an increase or decrease in market interest rates by 25 basis points would not have a material impact on the total value of our portfolio as of December 31, 2017.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning at page F-1 and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and filed within the time periods specified in the SEC’s rules and forms and that such information is accumulated and discussed with our management, including our Chief Executive Officer and Chief Financial Officer, so as to allow timely decisions regarding disclosure. Management recognizes that controls and procedures, no matter how well designed and operated, can only provide reasonable, not absolute, assurance the desired control objectives will be met.  In reaching a reasonable level of assurance, management has weighed the cost of contemplated controls against their intended benefits. The design of any system of controls is based on management’s assumptions about the likelihood of future events.  We cannot assure you that our controls will achieve their stated goals under all possible conditions.  Changes in future conditions may render our controls inadequate or may cause our degree of compliance with them to deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of December 31, 2017, our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on their evaluation, they concluded that they are effective.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of externally-reported financial statements in accordance with GAAP. As discussed in ITEM 9A(a) above, internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that their objectives have been met.

Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this evaluation, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting.  It is set forth below.

(c) Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Corcept Therapeutics Incorporated

Opinion on Internal Control over Financial Reporting

We have audited Corcept Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Corcept Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2017 and December 31, 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes of the Company and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Redwood City, California

February 28, 2018

ITEM 9B.  OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Form 10-K because we expect to file with the U.S. Securities and Exchange Commission, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, a definitive proxy statement (“Proxy Statement”), pursuant to Regulation 14A in connection with the solicitation of proxies for our 2018 Annual Meeting of Stockholders, and certain information included therein is incorporated herein by reference.

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

Exhibit Number	Description of Document

10.30#

Distribution Services Agreement, dated August 4, 2017, between Corcept Therapeutics Incorporated and Optime Care, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 3, 2017).

10.31#

Task Order Number One to Distribution Services Agreement, dated August 4, 2017, between Corcept Therapeutics Incorporated and Optime Care, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on November 3, 2017)

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

101

The following materials from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets at December 31, 2017 and 2016, (ii) Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2017, 2016 and 2015, (iii) Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2017, 2016 and 2015, (iv) Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015, and (v) Notes to Financial Statements.

#	Confidential treatment granted
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

By:	/s/ JOSEPH K. BELANOFF
Joseph K. Belanoff, M.D.,
Chief Executive Officer and President
Date:	February 28, 2018

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

Pursuant to the requirements of the Exchange Act, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JOSEPH K. BELANOFF	Chief Executive Officer, President and Director	February 28, 2018
Joseph K. Belanoff, M.D.	(Principal Executive Officer)

/s/ G. CHARLES ROBB	Chief Financial Officer and Secretary	February 28, 2018
G. Charles Robb	(Principal Financial Officer)

/s/ JAMES N. WILSON	Director and Chairman of the Board of Directors	February 28, 2018
James N. Wilson

/s/ G. LEONARD BAKER, JR.	Director	February 28, 2018
G. Leonard Baker, Jr.

/s/ DANIEL M. BRADBURY	Director	February 28, 2018
Daniel M. Bradbury

/s/ RENEE D. GALA	Director	February 28, 2018
Renee D. Gala

/s/ DAVID L. MAHONEY	Director	February 28, 2018
David L. Mahoney

/s/ DANIEL N. SWISHER, JR	Director	February 28, 2018
`Daniel N. Swisher, Jr.

CORCEPT THERAPEUTICS INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Corcept Therapeutics Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Corcept Therapeutics, Inc. (the Company) as of December 31, 2017 and December 31, 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2001.

Redwood City, California

February 28, 2018

CORCEPT THERAPEUTICS INCORPORATED

BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$31,062	$51,536
Short-term marketable securities	57,682	—
Trade receivables, net of allowances	15,300	9,860
Other receivable (Note 11)	12,896	—
Inventory	4,576	2,329
Prepaid expenses and other current assets	2,669	1,964
Total current assets	124,185	65,689
Strategic inventory	3,800	2,835
Property and equipment, net of accumulated depreciation	518	205
Long-term marketable securities	15,281	—
Other assets	50	24
Deferred tax assets, net	76,703	—
Total assets	$220,537	$68,753
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,579	$2,290
Accrued clinical expenses	2,247	1,467
Other accrued liabilities	18,743	8,953
Debt obligation - current portion	—	14,664
Total current liabilities	29,569	27,374
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000 shares authorized and no shares outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock, par value $0.001 per share, 280,000 shares authorized and 114,717 and 112,710 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	115	113
Additional paid-in capital	384,074	363,534
Accumulated other comprehensive loss	(75)	—
Accumulated deficit	(193,146)	(322,268)
Total stockholders’ equity	190,968	41,379
Total liabilities and stockholders’ equity	$220,537	$68,753

The accompanying notes are an integral part of these financial statements.

CORCEPT THERAPEUTICS INCORPORATED

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Product revenue, net	$159,201	$81,321	$50,286
Operating expenses:
Cost of sales	3,554	2,058	1,361
Research and development	40,376	23,844	15,419
Selling, general and administrative	62,416	45,240	36,949
Total operating expenses	106,346	71,142	53,729
Income (loss) from operations	52,855	10,179	(3,443)
Interest and other expense	(49)	(2,039)	(2,965)
Income before income taxes	52,806	8,140	(6,408)
Income tax benefit	76,316	—	—
Net income (loss)	$129,122	$8,140	$(6,408)
Other comprehensive income (loss):
Net unrealized loss on available-for-sale investments	(75)	—	—
Total comprehensive income (loss)	$129,047	$8,140	$(6,408)

Basic net income (loss) per common share	$1.14	$0.07	$(0.06)

Diluted net income (loss) per common share	$1.04	$0.07	$(0.06)

Weighted average shares outstanding used in computing net income (loss) per share
Basic	113,527	110,566	106,883
Diluted	124,515	116,139	106,883

The accompanying notes are an integral part of these financial statements.

CORCEPT THERAPEUTICS INCORPORATED

STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2014	101,395	$101	$320,511	$—	$(324,000)	$(3,388)
Issuance of common stock upon exercise of options	2,041	3	5,190	—	—	5,193
Issuance of common stock upon exercise of warrants	6,206	6	17,082	—	—	17,088
Stock-based compensation related to employee and director options	—	—	5,926	—	—	5,926
Stock-based compensation related to non- employee options	—	—	87	—	—	87
Net loss					(6,408)	(6,408)
Balance at December 31, 2015	109,642	110	348,796	—	(330,408)	18,498
Issuance of common stock upon exercise of options	3,068	3	7,680	—	—	7,683
Stock-based compensation related to employee and director options	—	—	7,002	—	—	7,002
Stock-based compensation related to non- employee options	—	—	56	—	—	56
Net income					8,140	8,140
Balance at December 31, 2016	112,710	113	363,534	—	(322,268)	41,379
Issuance of common stock upon exercise of options	2,007	2	7,179	—	—	7,181
Stock-based compensation related to employee and director options	—	—	13,330	—	—	13,330
Stock-based compensation related to non- employee options	—	—	31	—	—	31
Net unrealized loss on marketable securities				(75)	—	(75)
Net income					129,122	129,122
Balance at December 31, 2017	114,717	$115	$384,074	$(75)	$(193,146)	$190,968

The accompanying notes are an integral part of these financial statements

CORCEPT THERAPEUTICS INCORPORATED

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$129,122	$8,140	$(6,408)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Stock-based compensation	13,361	7,058	6,013
Accretion of interest expense	456	1,929	2,848
Amortization of debt financing costs	14	21	22
Deferred taxes	(76,703)	—	—
Excess tax benefits from stock option activity	293	—	—
Depreciation and amortization of property and equipment	106	87	155
Changes in operating assets and liabilities:
Trade receivables	(5,440)	(3,639)	(2,887)
Other receivable (Note 11)	(12,896)	—	—
Inventory	(2,262)	(682)	815
Prepaid expenses and other current assets	(705)	(1,322)	799
Other assets	(26)	—	(7)
Accounts payable	6,289	965	(561)
Accrued clinical expenses	780	296	835
Other accrued liabilities	8,546	5,696	1,381
Deferred revenue	—	(158)	125
Net cash provided by operating activities	60,935	18,391	3,130
Cash flows from investing activities:
Purchases of property and equipment	(419)	(194)	(17)
Purchases of marketable securities	(73,037)	—	—
Cash used in investing activities	(73,456)	(194)	(17)
Cash flows from financing activities:
Proceeds from exercise of warrants, net of issuance costs	—	—	17,088
Proceeds from exercise of stock options, net of issuance costs	7,181	7,683	5,193
Payments related to debt obligation	(15,134)	(14,779)	(9,207)
Net cash (used in) provided by financing activities	(7,953)	(7,096)	13,074
Net (decrease) increase in cash and cash equivalents	(20,474)	11,101	16,187
Cash and cash equivalents, at beginning of period	51,536	40,435	24,248
Cash and cash equivalents, at end of period	$31,062	$51,536	$40,435
Supplemental disclosure:
Income taxes paid	$377	$40	$57

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

We reevaluate our estimates and assumptions each quarter, including those related to revenue recognition, sales returns, recognition and measurement of income tax assets and liabilities, inventory, allowances for doubtful accounts and accrued liabilities, including our bonus accrual, clinical trial accruals and stock-based compensation.

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

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

Effective January 2017, we invested a portion of our funds in marketable securities, primarily U.S. Treasury securities, commercial paper and corporate notes. We classify our marketable securities as available-for-sale securities and report them at fair value as “cash equivalents” or “marketable securities” on our balance sheet, with related unrealized gains and losses included in stockholders' equity. Realized gains and losses and permanent declines in value are included in “interest and other income” on our statement of comprehensive income (loss).

Credit and Concentration Risks

Our cash, cash equivalents and marketable securities are held in one financial institution. We are exposed to credit and concentration risks in the event of default by the financial institution holding our funds and investments or by the entity or entities that issued the securities held by the funds to the extent of the amount recorded on our balance sheet. We mitigate these risks by investing in liquid U.S. Treasury securities, highly-rated commercial paper and corporate notes, and money market funds that invest primarily in short-term U.S. Treasury notes and bills. We have never experienced a loss or lack of access to our operating or investment accounts.

Among other services, Optime Care, Inc. (“Optime”), a specialty pharmacy, dispenses Korlym to patients for us, with title to the medicine passing from us to the patient upon the patient’s receipt of the drug.  Accordingly, our receivables risk is spread among various third-party payors – pharmacy benefit managers, insurance companies, private charities, government programs – and individual patients. We extend credit to third-party payors based on their creditworthiness. We monitor our exposure and record an allowance against uncollectible trade receivables as necessary. To date, we have not incurred any credit losses. Through August 9, 2017 our exclusive specialty pharmacy was Dohmen Life Science Services (“Dohmen”).  On August 10, 2017, Optime Care, Inc. (“Optime”) became our exclusive specialty pharmacy.

We have a concentration of risk in regard to the manufacture and distribution of our product. As of December 31, 2017, we had one tablet manufacturer for Korlym – Alcami Corporation (formerly known as AAI Pharma Services Corp.). In addition, we have a single-source manufacturer of mifepristone, the active pharmaceutical ingredient (API), in Korlym – Produits Chimiques Auxiliaires et de Synthèse SA (PCAS). If either of these companies is unable to manufacture API or Korlym tablets in the quantities and time frame required, we may not be able to manufacture our product in a timely manner. In order to mitigate these risks related to the manufacture of our product, we purchased and hold in inventory additional quantities of mifepristone API and Korlym tablets. Optime is our sole specialty pharmacy. Its unwillingness or inability to dispense Korlym to patients in a timely manner would harm our business.

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

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

Debt Obligation

In August 2012, we entered into a Purchase and Sale Agreement (“Financing Agreement”) with Biopharma Secured Debt Fund II Sub, S.à r.l (“Biopharma”), a private limited liability company organized under the laws of Luxembourg. Under the terms of the Financing Agreement, we received $30.0 million from Biopharma, which we recorded as a long-term obligation. In return, we were obligated to make payments to Biopharma totaling $45.0 million. These payments equaled a percentage of (i) our net product sales, including sales from any product containing mifepristone or any of our proprietary selective cortisol modulators (“Covered Products”) and (ii) cash or cash equivalents received from any licensing transaction or co-promotion arrangement involving Covered Products (together, “Korlym Receipts”). Once we had paid Biopharma a total of $45.0 million, no more payments were due and the obligation was extinguished.

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

See Note 5, Debt Obligation, for additional information regarding this agreement.

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

Through August 9, 2017 our exclusive specialty pharmacy was Dohmen.  On August 10, 2017, Optime became our exclusive specialty pharmacy.

We also sell Korlym to a specialty distributor (“SD”), which we recognize at the time the SD receives the Korlym. SD sales were less than one percent of our net revenue in the year ended December 31, 2017.

We donate cash to charities that help patients with financial need pay for the treatment of Cushing’s syndrome. We do not include payments we receive from these organizations in revenue.

We calculate gross product revenues based on the price we charge our customers. We estimate net product revenues by deducting from gross product revenues (a) estimated government rebates and chargebacks, (b) estimated costs of our patient co-pay assistance program, (c) discounts for prompt payment and (d) reserves for expected product returns.  We record estimates for these deductions at the time we recognize the gross revenue and update them as new information becomes available.

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

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

Our allowance activity included in Trade Receivables includes our allowance for doubtful accounts, prompt pay cash discounts and chargebacks is summarized as follows:

	Balance at Beginning of Period	Charges	Deductions	Balance at End of Period
	(in thousands)
Year ended December 31, 2016:
Accounts receivable allowances	$18	$2,081	$(1,749)	$350

Year ended December 31, 2017:
Accounts receivable allowances	$350	$2,755	$(2,178)	$927

There were no material changes in reserve estimates relating to prior periods.

Allowances for Patient Assistance Program:  It is our policy that no patient be denied Korlym due to inability to pay. We provide financial assistance to eligible patients whose insurance policies require them to pay high deductibles and co-payments and deduct the amount of such assistance from these sales from gross revenue. We determine the amount of such assistance by applying our program guidelines to all eligible sales in the period.

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

We recognize the expense of options granted to non-employees based on the fair value-based measurement of the option grants at the time of vesting.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires recognition of deferred tax assets and liabilities for the expected tax consequences of our future financial and operating activities. Under ASC 740, we determine deferred tax assets and liabilities based on the temporary difference between the financial statement and tax bases of assets and liabilities using the tax rates in effect for the year in which we expect such differences to reverse.  If we determine that it is more likely than not that we will not generate sufficient taxable income to realize the value of some or all of our deferred tax assets (net of our deferred tax liabilities), we establish a valuation allowance offsetting the amount we do not expect to realize.  We perform this analysis each reporting period and reduce our measurement of deferred taxes, if the likelihood we will realize them becomes uncertain.

In deciding whether a valuation allowance is necessary, GAAP requires us to give significant weight to objective evidence. It is difficult to conclude that sufficient taxable income will be generated when there is significant evidence – such as Corcept’s substantial cumulative losses – that future taxable income is not assured. Because forecasts of taxable income are inherently uncertain and not objectively verifiable, our cumulative losses must weigh heavily in our analysis.

We are also required to evaluate and quantify other sources of taxable income, such as the possible reversal of future deferred tax liabilities, should any arise, and the implementation of tax planning strategies. Evaluating and quantifying these amounts is difficult and involves significant judgment, based on all of the available evidence and assumptions about our future activities.

Until the fourth quarter of 2017, we maintained a valuation allowance on the entire value of our deferred taxes and did not report these amounts in our balance sheet.

We also account for uncertain tax positions in accordance with ASC 740, which requires us to adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained upon review by federal or state examiners. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Our policy is to report interest and penalties related to unrecognized tax benefits as income tax expenses.

Recently Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15 (Subtopic 205-40), “Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  We adopted this standard on January 1, 2017. Because we generated cash in 2016 and 2017 and expect to generate cash in 2018, adoption had no impact on our financial statements.

In July 2015, FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires certain inventory to be measured at the lower of cost or net realizable value. We adopted this standard on January 1, 2017 and it did not have a material impact on our financial statements.

In November 2015, FASB issued ASU No. 2015-17 "Balance Sheet Classification of Deferred Taxes," which requires that deferred tax liabilities and assets be classified as noncurrent.  Before adoption, companies were required to separate deferred liabilities and assets into current and noncurrent amounts in their balance sheets. We adopted this standard prospectively on January 1, 2017. Prior period balance sheets were not impacted, as we had a full valuation allowance against our deferred taxes, resulting in no deferred taxes being recorded in our financial statements. As of December 31, 2017, we have released a portion of our valuation allowance of our deferred tax assets. Accordingly, we presented the associated net deferred tax assets as noncurrent on our balance sheet.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

In March 2016, FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) “Improvements to Employee Share-Based Payment Accounting,” which simplifies accounting for transactions involving shares awarded to employees.  It requires companies to record excess tax benefits and deficiencies as income tax expenses or benefits instead of including them in additional paid-in capital.  At the start of the year in which they implement the guidance, companies must adjust retained earnings by an amount equal to any previously unrecognized excess tax expenses or benefits. We adopted this guidance prospectively on January 1, 2017, at which time we recognized a $0.7 million deferred tax asset, which was offset by a corresponding increase to our deferred tax valuation allowance, resulting in no change to our balance sheet. Prior periods have not been adjusted. We elected to report on a prospective basis cash flows related to excess tax benefits as an operating activity and to continue to recognize stock compensation expense net of estimated forfeitures. Adoption of this standard did not have a material impact on our financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which changes the way companies recognize revenue. We plan to adopt this update using the modified retrospective approach, with the cumulative effect of adoption being recorded to our retained earnings on January 1, 2018.  We have completed our evaluation of the contracts governing our sales process and have reviewed our related disclosures, policies and controls, which we will change as required when we adopt the standard. Because our arrangements with customers contain variable consideration, we have focused our analysis on how the new standard will affect our estimate of transaction prices, which will not change materially. The adoption will not have a material impact on our financial statements.

In February 2016, FASB issued ASU No. 2016-02, “Leases”, which requires the recognition of lease transactions with terms longer than 12 months on the balance sheet as “lease liabilities” and “right-of-use assets.” We plan to adopt this new standard prospectively on January 1, 2019.  Although we are in the process of evaluating the impact of this standard, we expect that adoption will increase our “lease liabilities” and “right-of-use assets” equally.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. We plan to adopt this standard in the first quarter of 2020 and are currently evaluating the impact of this new standard on our consolidated financial statements.

In August 2016, FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230) (ASU 2016-18), which requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  ASU 2016-15 and ASU 2016-18 are both effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, provided that all of the amendments are adopted in the same period. We plan to adopt this standard on January 1, 2018. While we are in the process of evaluating the impact of this standard, we do not expect it to have a material impact on our financial statements.

In May 2017 FASB issued ASU No. 2017-09, Stock Compensation (Topic 718): “Scope of Modification Accounting,” which changes the accounting for modifications to the terms and conditions of share-based payment awards. We plan to adopt this standard on January 1, 2018 and do not expect it to have a material impact on our financial statements.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

2. Significant Agreements

Commercial Agreements

In May 2013, we entered into a services agreement with Dohmen to provide exclusive specialty pharmacy and patient services programs for Korlym beginning July 1, 2013, which was terminated on August 9, 2017.

On August 4, 2017, we entered into a distribution services agreement with Optime to provide exclusive specialty pharmacy and patient services programs for Korlym beginning August 10, 2017. Under the terms of this agreement, Optime acts as the exclusive specialty pharmacy distributor of Korlym in the United States, subject to certain exceptions. Among other services, Optime provides services related to pharmacy operations; patient intake, access and reimbursement; patient support; claims management and accounts receivable; and data and reporting. We provide Korlym to Optime, which it dispenses to patients. Optime does not take title to the product. Title passes directly from us to the patient at the time the patient receives the medicine.

The initial term of the agreement is a period of five years, unless earlier terminated pursuant to its terms. The agreement contains customary termination provisions, representations, warranties and covenants. Subject to certain limitations, we have agreed to indemnify Optime for certain third-party claims related to the product, and we have each agreed to indemnify the other for certain breaches of representations, warranties, covenants and other specified matters.

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

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

We have also exclusively licensed from the University of Chicago five issued U.S. patents for the use of cortisol modulators in the treatment of triple-negative breast cancer and a second patent family with applications in the United States and Europe having claims directed to the use of cortisol modulators to treat castration-resistant prostate cancer. In exchange for these licenses, we paid initial non-refundable fees to the University of Chicago and are committed to additional annual and milestone payments in the future, which are not material and which are creditable against future royalties. We will also pay royalties based on net revenue generated by any product arising from these patents until their expiration.

3. Fair Value of Financial Instruments

As of December 31, 2017 and 2016, we had invested our financial assets in marketable securities and a money market fund that can be converted to cash at par on demand. We measured these funds, which totaled $87.9 million and $31.6 million as of December 31, 2017 and 2016, respectively, at fair value, which approximates cost and classified them as Level 1 and Level 2 assets in the fair value hierarchy.

Our available-for-sale securities included:

	Fair Value	Estimated Fair Value
	Hierarchy	December 31,	December 31,
	Level	2017	2016
		(in thousands)
Corporate bonds	Level 2	$26,116	$—
Commercial paper	Level 2	32,637	—
U.S. treasury securities	Level 1	14,210	—
Money market funds	Level 1	14,979	31,605
Total Marketable securities		$87,942	$31,605

Classified as:
Cash equivalents		$14,979	$31,605
Short-term marketable securities		57,682	—
Long-term marketable securities		15,281	—
Total marketable securities		$87,942	$31,605

The estimated fair value of marketable securities is based on quoted market prices for these or similar investments obtained from a commercial pricing service. The fair value of marketable securities classified within Level 2 is based upon inputs that may include benchmark yields, reported trades, broker/dealer quotes and issuer spreads. Our accumulated other comprehensive loss on our balance sheets consisted of net unrealized losses on available-for-sale investments of $75,000 and zero at December 31, 2017 and 2016, respectively. We did not recognize any realized gains or losses on sales of investments for any period presented.

As of December 31 2017, all our marketable securities had original maturities of less than two years. The weighted-average maturity of our holdings was seven months. None of our marketable securities changed from one fair value hierarchy to another during the year ended December 31, 2017.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

4. Composition of Certain Balance Sheet Items

Inventory

The composition of inventory was as follows:

	December 31,
	2017	2016
	(in thousands)
Raw materials	$4,287	$1,848
Work in progress	64	1,414
Finished goods	4,025	1,902
Total inventory	8,376	5,164
Less strategic inventory classified as non-current	(3,800)	(2,835)
Total inventory classified as current	$4,576	$2,329

In order to be prepared for potential demand for Korlym and because we rely on single-source manufacturers of both the active pharmaceutical ingredient (“API”) for Korlym and Korlym tablets, we have purchased significant inventory of these materials. We classify inventory we do not expect to use within 12 months of the balance sheet date as “Strategic Inventory,” a long-term asset.

Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2017	2016
	(in thousands)
Furniture and equipment	$188	$300
Software	705	351
Leasehold improvements	14	6
	907	657
Less: accumulated depreciation	(389)	(452)
	$518	$205

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	December 31,
	2017	2016
	(in thousands)
Government rebates	$7,961	$3,426
Accrued compensation	8,574	4,702
Accrued manufacturing costs	955	—
Commercialization costs	208	308
Legal fees	276	164
Professional fees	207	34
Other	562	319
Total other accrued liabilities	$18,743	$8,953

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

5. Debt Obligation

As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, Debt Obligation, under the Financing Agreement with Biopharma we made payments to Biopharma calculated as a percentage of our Korlym revenue. Biopharma’s right to receive payments expired once it received $45.0 million. To secure our obligation, we granted Biopharma a security interest in our patents, trademarks, trade names, domain names, copyrights, know-how, books, records and regulatory approvals related to the Covered Products and any proceeds from them.  We extinguished our obligations under the Financing Agreement in July 2017 and have fully paid Biopharma $45.0 million.

We recorded interest expense of $0.5 million and $1.9 million for the years ended December 31, 2017 and 2016, respectively, and total accreted interest of $15.0 million for the period from August 2012 through July 2017.

The following table provides a summary of the payment obligations under the Financing Agreement as of December 31, 2017 and 2016.

	December 31,
	2017	2016
	(in thousands)
Total repayment obligation	$45,000	$45,000
Less interest in future periods	—	(456)
Less unamortized financing costs	—	(14)
Less payments made	(45,000)	(29,866)
Less current portion	—	(14,664)
Debt obligation, net of current portion	$—	$—

We capitalized $0.1 million of issuance costs related to the Financing Agreement, which we amortized over the term of the obligation, based on the assumptions discussed above. At December 31, 2017 and 2016, the unamortized issuance costs were approximately zero and $14,000, respectively, and are included in “debt obligation,” netted against the obligation on our balance sheets.

6. Lease Obligations

In February 2016, we extended the lease for our office space through 2019 and added more space.  Effective May 1, 2016, we terminated our lease early and replaced it with a new one effective through March 31, 2019. On June 1, 2017, we amended that lease to add more space. Rent expense for the years ended December 31, 2017, 2016 and 2015 was $1.1 million, $0.9 million and $0.7 million, respectively.

As of December 31, 2017, future minimum lease payments under non-cancelable operating leases were as follows:

Lease
Payments
2018	$1,256
2019	314
Thereafter	—
Total	$1,570

7. Related Party Transactions

See discussion below in Note 8, Preferred Stock and Stockholders’ Equity, under the caption Common Stock, regarding the sale of securities to various investors, including members of our board of directors and related entities.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

8. Preferred Stock and Stockholders’ Equity

Preferred Stock

Our Board of Directors is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue up to an aggregate of 10,000,000 shares of preferred stock at $0.001 par value in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences. The rights of the holders of common stock will be subject to the rights of holders of any preferred stock that may be issued in the future. As of December 31, 2017 and 2016, we had no outstanding shares of preferred stock.

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

We have never declared or paid any dividends.

Shares of common stock reserved for future issuance as of December 31, 2017 are as follows:

Common stock:	(in thousands)
Exercise of outstanding options	20,454
Shares available for grant under stock option plans	7,630
28,084

On February 7, 2018, our Board of Directors authorized an additional increase of 4.6 million shares in the number of shares available under the 2012 Equity Incentive Plan (the 2012 Plan), which was equivalent to 4% of the shares of our common stock outstanding at December 31, 2017.

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

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

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

On February 10, 2017, our Board of Directors authorized an increase of 4.5 million shares in the number of shares available under the 2012 Plan, which was equivalent to 4% of the shares of our common stock outstanding as of December 31, 2016, pursuant to the terms of the 2012 Plan.

Option activity during 2015, 2016 and 2017

The following table summarizes all stock plan activity:

		Outstanding Options
	Shares Available For Future Grant	Options Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)	(in thousands)		(in years)	(in thousands)
Balance at December 31, 2014	7,546	14,704	$2.62
Increase in shares authorized for grant	4,056	—
Shares granted	(4,902)	4,902	$3.88
Shares exercised	—	(2,041)	$2.55
Shares cancelled and forfeited	1,370	(1,370)	$3.07
Balance at December 31, 2015	8,070	16,195	$2.98
Increase in shares authorized for grant	4,386
Shares granted	(5,906)	5,906	$4.92
Shares exercised	—	(3,068)	$2.50
Shares cancelled and forfeited	1,370	(1,370)	$3.98
Balance at December 31, 2016	7,920	17,663	$3.63
Increase in shares authorized for grant	4,508
Shares granted	(5,282)	5,282	$9.90
Shares exercised	—	(2,007)	$3.60
Shares cancelled and forfeited	484	(484)	$5.04
Balance at December 31, 2017	7,630	20,454	$5.22	6.79	$263,129

Options exercisable at December 31, 2017		12,046	$3.61	5.46	$174,019

Options fully vested and expected to vest at December 31, 2017		19,737	$5.08	6.71	$256,476

The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $22.4 million, $14.8 million and $5.5 million, respectively, based on the difference between the closing price of our common stock on the date of exercise of the options and the exercise price.

The total grant date fair value of options to employees and directors that vested during the years ended December 31, 2017, 2016 and 2015 was $12.3 million, $7.0 million and $5.4 million, respectively.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

The following is a summary of options outstanding and options exercisable at December 31, 2017.

Options Outstanding							Options Exercisable
Exercise Prices of Options			Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)	(in years)		(in thousands)	(in thousands)		(in thousands)
$0.96	-	$4.00	10,548	5.7	$2.82	$160,714	8,399	$2.62	$129,668
$4.01	-	$9.00	8,220	7.7	$6.57	94,476	3,503	$5.64	43,521
$9.01	-	$17.00	1,296	9.4	$11.94	7,939	140	$12.13	830
$17.01	-	$19.73	390	9.8	$19.23	—	4	$19.73	—
			20,454	6.8	$5.22	$263,129	12,046	$3.61	$174,019

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on December 31, 2017. The aggregate intrinsic value is the difference between our closing stock price on December 31, 2017 and the exercise price, multiplied by the number of in-the-money options.

Stock-Based Compensation related to Employee and Director Options

Assumptions used in determining fair value-based measurements for options to employees and directors

The following table summarizes the weighted-average assumptions and resultant fair value-based measurements for options granted to employees and directors.

	Year Ended December 31,
	2017	2016	2015
Weighted-average assumptions for stock options granted:
Risk-free interest rate	1.99%	1.31%	1.77%
Expected term	6.1 years	5.8 years	7.2 years
Expected volatility of stock price	68.1%	69.0%	77.0%
Dividend rate	0%	0%	0%
Weighted-average grant date fair value-based measurement	$6.14	$2.98	$2.72

The expected term of options reflected in the table above has been based on a formula that considers the expected service period and expected post-vesting termination behavior differentiated by whether the grantee is an employee, an officer or a director.

The expected volatility of our stock used in determining the fair value-based measurement of option grants to employees, officers and directors is based on a weighted-average combination of the volatility of our own stock price. For stock options granted to employees with expected terms of less than the period of time that we have been a public company, the volatility is based on historical data of the price for our common stock for periods of time equivalent to the expected term of these grants.

We calculated employee stock-based compensation expense based on awards ultimately expected to vest and reduced it for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Summary of compensation expense related to options to employees and directors

We recognized compensation expense of $13.4 million, $7.1 million and $6.0 million related to options to employees and directors during the years ended December 31, 2017, 2016 and 2015, respectively.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

As of December 31, 2017, we had $33.7 million of unrecognized compensation expense for employee and director options outstanding as of that date, which had a remaining weighted-average vesting period of 2.87 years.

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

We recorded charges to expense for non-employee stock options of $31,000, $56,000 and $87,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, there were no awards outstanding to non-employees.

Summary of Stock-based Compensation Expense

The following table presents a summary of non-cash stock-based compensation by financial statement classification.

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Research and development	$3,743	$1,312	$839
Selling, general and administrative	9,618	5,746	5,174
Total stock-based compensation	$13,361	$7,058	$6,013

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

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

The following table shows the computation of net income (loss) per share for each period, including the number of weighted-average shares outstanding.

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Numerator:
Net income (loss)	$129,122	$8,140	$(6,408)
Denominator:
Weighted-average shares used to compute basic net income (loss) per share	113,527	110,566	106,883
Dilutive effect of employee stock options	10,988	5,573	—
Weighted-average shares used to compute diluted net income (loss) per share	124,515	116,139	106,883
Net income (loss) per share attributable to common stockholders
Basic	$1.14	$0.07	$(0.06)
Diluted	$1.04	$0.07	$(0.06)

On a weighted-average basis, 1.1 million and 4.4 million stock options outstanding during the years ended December 31, 2017 and 2016, respectively, were excluded from the computation of diluted net income per share because including them would have reduced dilution.

We have excluded the impact of all common stock equivalents relating to shares underlying outstanding options and warrants from the calculation of diluted net loss per common share for the year ended December 31, 2015 because all such securities are antidilutive.

The following table presents information on securities outstanding as of the end of each period that could potentially dilute the per share data in the future.

	December 31,
	2017	2016	2015
	(in thousands)
Stock options outstanding	20,454	17,663	16,195

10. Income Taxes

The income tax (benefit) for the year ended December 31, 2017 consisted of the following:

Year ended December 31, 2017
(in thousands)
U.S. federal taxes:
Current	$—
Deferred	(71,839)
Total U.S. federal taxes	(71,839)
State taxes:
Current	388
Deferred	(4,865)
Total state taxes	(4,477)
Total	$(76,316)

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

There was no income tax benefit or expense for the years ended December 31, 2015 and 2016. The income tax benefit for the year ended December 31, 2017 resulted primarily from the partial release of our valuation allowance, described more fully below.

On December 22, 2017 President Donald Trump signed into U.S. law the Tax Cuts and Jobs Act of 2017 (“Tax Act”). The Tax Act introduced a broad range of tax reform measures that significantly change the federal income tax regime. Among other things, the Tax Act reduces the corporate income tax rate from 35% to 21% effective for tax years including or commencing on January 1, 2018, repeals corporate alternative minimum tax, limits various business deductions, modifies the maximum deduction of net operating loss with no carryback but indefinite carryforward provision, expands the deduction limit applicable to compensation paid to top executives of publicly traded companies, and includes various international tax related provisions. In accordance with ASC 740, the companies are required to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions of Tax Act is for tax years beginning after December 31, 2017, or in the case of certain other provisions of the law, January 1, 2018.

Accounting Standards Codification (ASC) 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118 which will allow companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. We have adjusted our deferred taxes based on the reduction of the U.S. federal corporate tax rate from 35% to 21% and assessed the realizability of our deferred tax assets based on our current understanding of the provisions of the new law.  We consider our accounting for the impacts of the new tax law to be provisional and will continue to assess the impact of the recently enacted tax law (and expected further guidance from federal and state tax authorities as well as further guidance for the associated income tax accounting) on our business and consolidated financial statements over the next 12 months.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	December 31,
	2017	2016
Deferred tax assets:	(in thousands)
Federal and state net operating losses	$41,902	$68,605
Capitalized research and patent costs	13,278	23,575
Research credits	22,606	19,058
Biopharma Financing Agreement	—	5,556
Stock-based compensation costs	5,596	6,508
Other	5,795	6,067
Total deferred tax assets	89,177	129,369
Valuation allowance	(12,474)	(129,369)
Net deferred tax assets	$76,703	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Until the quarter ended December 31, 2017, we have maintained a full valuation allowance against our deferred tax assets due to the Company’s cumulative loss position and uncertainties regarding sustainable future profitability since inception.

We regularly assess the ability to realize deferred tax assets based on the weight of all available evidence, including such factors as the history of recent earnings and expected future taxable income on a jurisdiction by jurisdiction basis. During the fourth quarter, after considering these factors, we determined that the positive evidence overcame any negative evidence, primarily due to cumulative income in recent years, and the expectation of sustained profitability in future periods and concluded that it was more likely than not that the U.S. federal deferred tax assets and other-than-California state deferred tax assets were realizable. As a result, we released the valuation allowance against all of the U.S. federal deferred tax assets and other-than-California state deferred tax assets during

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

the fourth quarter of fiscal year 2017. We maintain a full valuation allowance in relation to California deferred tax assets as of December 31, 2017 because of the uncertainty regarding the realizability of these deferred tax assets.

The valuation allowance decreased by $116.9 million, $4.3 million and $2.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. The decrease in the valuation allowance during 2017 was the result of our release of the entire valuation allowance previously established on our federal and non-California state deferred tax assets.

At December 31, 2017, we had net operating loss carryforwards available to offset any future taxable income that we may generate for federal income tax purposes of $159.5 million, which expire in the years 2025 through 2036, California net operating loss carryforwards of $95.4 million, which expire in the years 2018 through 2035, and net operating loss carryforwards from other states of $23.6 million, which expire in the years 2023 through 2036.

At December 31, 2017, we also had federal and California research and development tax credits of $19.2 million and $4.2 million, respectively. The federal research credits will expire in the years 2023 through 2037 and the California research credits have no expiration date.

Utilization of our net operating losses and tax credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.  Such limitations could result in the expiration of the net operating losses and tax credit carryforwards before utilization.

Due to the adoption of ASU 2016-09 in 2017, all excess tax benefits and deficiencies are recognized as income tax expense in our consolidated statement of comprehensive income (loss). This will result in increased volatility in our effective tax rate.

The following table presents a reconciliation from the statutory federal income tax rate to the effective rate.

	Year ended December 31,
	2017	2016	2015
	(in thousands)
U.S. federal taxes (benefit) at statutory rate	$17,954	$2,840	$(2,178)
Changes in valuation allowance	(119,765)	(3,679)	2,495
Federal tax rate change impact to change in valuation allowance	33,233	—	—
Unutilized research credits	(1,199)	(69)	(445)
State income taxes	(2,955)	—	—
Non-deductible Compensation	33	2,435	—
Stock-based compensation	(3,826)	(1,660)	6
Other	209	133	122
Total	$(76,316)	$—	$—

We maintain liabilities for uncertain tax positions. The measurement of these liabilities involves considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other pertinent information.

No amounts have been recognized as interest or penalties on income tax related matters.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

The aggregate annual changes in the balance of gross unrecognized tax benefits are as follows (in thousands):

	Year ended December 31,
	2017	2016
Beginning Balance	$3,527	$4,342
Increase in tax positions for prior years	150	222
Decreases in tax positions for prior years	—	(1,189)
Increase in tax positions for current year	462	152
Ending Balance	$4,139	$3,527

As of December 31, 2017 and 2016, the total amount of unrecognized tax benefits was approximately $4.1 million and $3.5 million, respectively.  Of this balance, approximately $3.4 million would impact the effective tax rate since the valuation allowance related to these benefits was released in 2017. A valuation allowance is maintained on the remaining tax benefits related to California deferred tax assets and would not impact the effective tax rate. We had no or immaterial amounts of accrued interest and no accrued penalties related to unrecognized tax benefits as of December 31, 2017, December 31, 2016 and December 31, 2015. We do not expect our unrecognized tax benefits to change materially over the next 12 months.

While we believe we have adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the recorded position. Accordingly, our provisions on federal and state tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.

All tax years from inception remain open to examination by the Internal Revenue Service, the California Franchise Tax Board and other state taxing authorities until such time as the net operating losses and research credits are either fully utilized or expire.

11. Commitments and contingencies

We have entered into a number of agreements to purchase API for the manufacturing of relacorilant, CORT118335 and CORT125281. See the discussion in Note 2, Significant Agreements, for further discussion regarding the commitments under these agreements.

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

On August 4, 2017, we terminated our pharmaceutical services agreement with Dohmen, dated as of May 21, 2013, as amended July 22, 2013 and again on October 6, 2014 (the “Dohmen Agreement”) for material breach, pursuant to Section 5.2.2 of the Dohmen Agreement.  On August 7, 2017, Dohmen filed a complaint in the Court of Chancery of the State of Delaware against us alleging unlawful termination and breach of contract and requesting declaratory relief and damages (the “Dohmen Lawsuit”). On August 29, 2017, we filed a complaint against Dohmen in the Superior Court of the State of Delaware and a motion to dismiss the Dohmen complaint against us. On November 10, 2017, we answered Dohmen’s complaint in the Court of Chancery of the State of Delaware and asserted counterclaims against Dohmen.

Dohmen refused to transfer to us the cash it collects from $12.9 million in Korlym® net receivables, despite its obligation to do so. Dohmen has instead placed the funds it collects in an escrow account at U.S. Bank (“Escrow Funds”), subject to release by order of the Court or mutual agreement of Dohmen and Corcept. As of December 31, 2017, the total amount of these receivables has been included in “Other receivable” on our balance sheet.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS, Continued

On January 11, 2018, we entered into a settlement agreement with Dohmen and mutual release of any and all claims that may have existed between the parties as of that date. Pursuant to the settlement agreement, Dohmen agreed to deliver to us all of the cash Dohmen had collected from the sale of Korlym on our behalf. The total amount delivered by Dohmen to us under the settlement agreement was the $12.9 million of Korlym® net receivables as described above.

No losses and no provision for a loss contingency have been recorded to date.

12. Quarterly Financial Data (Unaudited)

The following table is in thousands, except per share amounts:

Quarter Ended	March 31	June 30	September 30	December 31
2017
Product sales, net	$27,599	$35,559	$42,763	$53,280
Gross profit on product sales	26,953	34,784	41,787	52,123
Net income	4,388	12,647	13,757	98,330
Basic net income per share	0.04	0.11	0.12	0.86
Diluted net income per share	0.04	0.10	0.11	0.77

2016
Product sales, net	$16,061	$19,724	$21,725	$23,811
Gross profit on product sales	15,658	19,298	21,057	23,250
Net income (loss)	(19)	977	2,585	4,597
Basic and diluted net income (loss) per share	(0.00)	0.01	0.02	0.04