Form 10-Q
period 2018-03-31
CORCEPT THERAPEUTICS INC
filed 2018-05-09
CIK 1088856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On May 3, 2018, there were 115,235,013 shares of common stock outstanding at a par value of $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2018	2017
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$33,121	$31,062
Short-term marketable securities	92,241	57,682
Trade receivables, net of allowances	17,261	15,300
Other receivable	—	12,896
Inventory	4,876	4,576
Prepaid expenses and other current assets	3,324	2,669
Total current assets	150,823	124,185
Strategic inventory	2,910	3,800
Property and equipment, net of accumulated depreciation	577	518
Long-term marketable securities	15,010	15,281
Other assets	73	50
Deferred tax assets, net	73,583	76,703
Total assets	$242,976	$220,537
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,850	$8,579
Accrued clinical expenses	3,486	2,247
Other accrued liabilities	16,413	18,743
Total current liabilities	27,749	29,569
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock	—	—
Common stock	115	115
Additional paid-in capital	390,951	384,074
Accumulated other comprehensive loss	(152)	(75)
Accumulated deficit	(175,687)	(193,146)
Total stockholders’ equity	215,227	190,968
Total liabilities and stockholders’ equity	$242,976	$220,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
Product revenue, net	$57,659	$27,599
Operating expenses:
Cost of sales	1,174	646
Research and development	17,050	7,176
Selling, general and administrative	18,440	15,037
Total operating expenses	36,664	22,859
Income from operations	20,995	4,740
Interest and other income (expense)	294	(225)
Income before income taxes	21,289	4,515
Income tax expense	(3,830)	(127)
Net income	$17,459	$4,388
Other comprehensive loss:
Net unrealized loss on available-for-sale investments, net of tax impact of $48 and $0, respectively	(152)	(12)
Total comprehensive income	$17,307	$4,376

Basic net income per share	$0.15	$0.04

Diluted net income per share	$0.14	$0.04

Weighted-average shares outstanding used in computing net income per share
Basic	114,882	112,867
Diluted	127,733	121,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$17,459	$4,388
Adjustments to reconcile net income to net cash generated from operations:
Stock-based compensation	4,954	2,701
Deferred income taxes	3,169	—
Excess tax benefits from stock option activity	54	—
Accretion of interest (income) expense	(198)	270
Amortization of debt financing costs	—	5
Depreciation and amortization of property and equipment	48	13
Changes in operating assets and liabilities:
Trade receivables	(1,961)	646
Other receivable	12,876	—
Inventory	590	(1,544)
Prepaid expenses and other current assets	(635)	165
Other assets	(23)	(25)
Accounts payable	(759)	1,963
Accrued clinical expenses	1,239	(6)
Other accrued liabilities	(2,383)	985
Net cash provided by operating activities	34,430	9,561
Cash flows from investing activities:
Purchases of property and equipment	(77)	(110)
Proceeds from maturities of marketable securities	16,650	—
Purchases of marketable securities	(50,866)	(19,303)
Cash used in investing activities	(34,293)	(19,413)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options, net of issuance costs	1,922	1,124
Payments related to debt obligation	—	(4,832)
Net cash provided by (used in) financing activities	1,922	(3,708)
Net increase (decrease) in cash and cash equivalents	2,059	(13,560)
Cash and cash equivalents, at beginning of period	31,062	51,536
Cash and cash equivalents, at end of period	$33,121	$37,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Corcept Therapeutics Incorporated was incorporated in the State of Delaware in May 1998, and our headquarters are located in Menlo Park, California. We are a pharmaceutical company engaged in the discovery, development and commercialization of medications that treat severe metabolic, oncologic, and psychiatric disorders by modulating the effect of the stress hormone cortisol. In 2012, the United States Food and Drug Administration (“FDA”) approved our first product, Korlym® (“mifepristone”) 300 mg tablets, as a once-daily oral medication for treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. We have discovered and patented three structurally distinct series of selective cortisol modulators, consisting of more than 500 compounds, and are developing compounds from these series to treat a broad range of disorders.

Basis of Presentation

We have prepared the March 31, 2018 balance sheet and statements of comprehensive income and cash flows for the three months ended March 31, 2018 and 2017 in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to expect for the remainder of 2018 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K. The December 31, 2017 balance sheet was derived from audited financial statements at that date.

Principles of Consolidation

Our financial statements include the financial position and results of operations of Corcept Therapeutics UK Limited, our wholly owned subsidiary, which we incorporated in the United Kingdom in March 2017.  This entity has entered into no material financial transactions and has no assets or liabilities.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

We reevaluate our estimates and assumptions each quarter, including those related to revenue recognition, recognition and measurement of income tax assets and liabilities, inventory, allowances for doubtful accounts and other accrued liabilities, including our bonus accrual, clinical trial accruals and stock-based compensation.

Fair Value Measurements

We value financial instruments using assumptions we believe third-party market participants would use.  When choosing which assumptions to rely upon when determining the value of a financial instrument, we look first for quoted prices in active markets for identical instruments (“Level 1 inputs”).  If no Level 1 inputs are available, we consider (i) quoted prices in non-active markets for identical instruments; (ii) active markets for similar instruments; (iii) inputs other than quoted prices for the instrument; and (iv) inputs that are not directly observable, but that are corroborated by observable data (“Level 2 inputs”).  In the absence of Level 2 inputs, we rely on unobservable inputs, such as our estimates of the assumptions market participants would use in pricing the instrument (“Level 3 inputs”).

Cash and Cash Equivalents and Marketable Securities

We consider highly liquid investments purchased with original maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents are valued using Level 1 inputs, which approximate our cost.

We invest a portion of our funds in marketable securities, primarily U.S. Treasury securities, commercial paper, corporate notes, asset backed securities and repurchase agreements. We classify our marketable securities as available-for-sale securities and report them at fair value as “cash equivalents” or “marketable securities” on our balance sheet, with related unrealized gains and losses included in stockholders' equity. Realized gains and losses and permanent declines in value are included in “interest and other income (expense)” on our statement of comprehensive income.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Concentration of Credit Risk

We are subject to credit risk from our cash equivalents and marketable securities.  We limit our investments to U.S. Treasury obligations and high-grade corporate debt, asset backed securities and repurchase agreements with less than a 36-month maturity at the time of purchase.  These investments are diversified and do not expose us to concentrations of credit risk.

Inventory and Cost of Sales

Regulatory approval of product candidates is uncertain. Because product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained, we record the cost of manufacturing our product candidates as research and development expenses at the time such costs are incurred. We capitalize to inventory manufacturing costs related to Korlym.

We value inventory at the lower of cost or net realizable value and determine the cost of inventory we sell using the specific identification method, which approximates a first-in, first-out basis. We write down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value. Any expired inventory is destroyed and the related costs are recognized as cost of sales in the statement of comprehensive income in that period.

Cost of sales includes the cost of manufacturing Korlym, including materials, third-party manufacturing costs and indirect personnel and other overhead costs, based on the number of Korlym tablets for which we recognize revenue, as well as costs of stability testing, logistics and distribution.

We classify inventory we do not expect to consume within 12 months of the balance sheet date as strategic inventory, a noncurrent asset.

Debt Obligation

Under our Financing Agreement with Biopharma, we made payments each quarter equal to 20 percent of our Korlym sales in the quarter.  Accounting for the Financing Agreement required us to estimate the amount of each future quarterly payment and the accretion of interest expense.   We extinguished our obligations under the Financing Agreement in July 2017.  No further payments are due.

Revenue

We sell Korlym directly to patients through a single specialty pharmacy. We also sell Korlym to a specialty distributor (“SD”), for which we recognize revenue at the time the SD receives Korlym. SD sales were less than one percent of our net revenue in the three months ended March 31, 2018.

To determine our revenue from the sale of Korlym, we (i) identify our contract with each customer; (ii) identify the obligations of Corcept and the customer under the contract; (iii) determine the contracted transaction price; and (iv) allocate the transaction price to the contract’s performance obligations, which in our case consists of delivering Korlym to the customer; and (v) recognize revenue once Korlym has been delivered, provided we deem it probable that we will collect the payment due to us.

Confirmation of coverage by private or government insurance or by a third-party charity is a prerequisite for selling Korlym to a patient. We donate cash to charities that help patients with financial need pay for the treatment of Cushing’s syndrome.  We do not include payments from these charities in revenue.  We provide Korlym at no cost to patients without insurance who do not qualify for charitable support.

To determine net product revenue, we deduct from sales the cost of our patient co-pay assistance program and our estimates of (a) government chargebacks and rebates, (b) discounts provided to our SD for prompt payment and (c) reserves for expected Korlym returns.  We record these estimates at the time we recognize revenue and update them as new information becomes available. Our estimates take into account our understanding, based on our experience, of the range of possible outcomes. If results differ from our estimates, we adjust our estimates, causing a change to our net product revenue and earnings.  We report any such changes in the period they become known, even if they concern transactions occurring in prior periods.

Government Rebates:  Korlym is eligible for purchase by or qualifies for reimbursement from Medicaid and other government programs that are eligible for rebates on the price they pay for Korlym.  To determine the appropriate amount to reserve against these rebates, we identify Korlym sold to patients covered by government-funded programs, apply the applicable government discount to these sales, then estimate, based on our experience, the portion of total rebates we expect will be claimed. We then (i) deduct this reserve from revenue in the period to which the rebates relate and (ii) include in accrued expenses on our consolidated balance sheet a current liability of equal amount.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Chargebacks. Although we sell Korlym to the SD at full price, some of the government entities to which the SD sells receive a discount.  The SD recovers such discounts by reducing its payment to us (this reduction is called a “chargeback”). Chargebacks sometimes relate to Korlym sold to SD in prior periods.  We deduct from our revenue in each period chargebacks claimed by the SD for Korlym we sold to the SD that period.  We also create a reserve for chargebacks we estimate the SD will claim in future periods against Korlym it purchased in the current period but has not yet resold. We determine the amount of this reserve based on our experience with SD chargebacks and our understanding of the SD’s customer base and business practices.  We then (i) deduct this reserve from revenue and (ii) include in accrued expenses on our consolidated balance sheet a current liability of equal amount.

Patient Assistance Program:  It is our policy that no patient be denied Korlym due to inability to pay. We provide financial assistance to eligible patients whose insurance policies have high deductibles or co-payments and deduct the amount of such assistance from gross revenue. We determine the assistance we provide each patient by applying our program guidelines to that patient’s financial position and their insurance policy’s co-payment and deductible requirements for the purchase of Korlym.

Sales Returns: Federal law prohibits the return of Korlym sold to patients. Sales to our SD are subject to return.  We deduct the amount of Korlym we estimate the SD will return from each period’s gross revenue. We base our estimates on quantitative and qualitative information including, but not limited to, historical return rates, the amount of Korlym held by the SD and projected demand. If we cannot reasonably estimate returns with respect to a particular sale, we defer recognition of revenue until we can make a reasonable estimate.  To-date, returns have been insignificant.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2018.

	Chargebacks	Government Rebates	Total
	(in thousands)
Balance at December 31, 2017:	$927	$7,961	$8,888
Provision related to current period sales	927	7,212	8,139
Provision related to prior period sales	—	75	75
Credit or payments made during the period	(1,339)	(5,227)	(6,566)
Balance at March 31, 2018:	$515	$10,021	$10,536

Research and Development

Research and development expenses include the direct cost of discovery research, pre-clinical studies, clinical trials, manufacturing development, submissions to regulatory agencies and related overhead costs. We expense nonrefundable payments and the cost of technologies and materials used in research and development as we incur them.

We base our accruals for research, preclinical activities and clinical trials on our estimates of work completed, milestones achieved, patient enrollment and past experience with similar contracts. Our estimates include assessments of information from third-party contract research organizations and the status of our own clinical trial and other development and administrative activities.

Segment Reporting

We determine our operating segments based on the way we organize our business, make decisions and assess performance. We have only one operating segment, which is the discovery, development and commercialization of pharmaceutical products.

Stock-Based Compensation

We account for stock-based compensation under the fair value method, based on the value of the award at the grant date.  To-date, our stock-based compensation has consisted entirely of option grants, which we value using the Black-Scholes model. We recognize stock-based compensation expense over the requisite vesting period, net of estimated forfeitures. If actual forfeitures differ from our estimates, we adjust stock-based compensation expense accordingly.

We recognize the expense of options granted to non-employees based on their fair value at the time of vesting.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which changes the way companies recognize revenue. This ASU supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and creates a new Topic 606, “Revenue from Contracts with Customers.” Topic 606 applies to all contracts with customers.

We conducted our analysis using the “portfolio of contracts” approach, which permits us to analyze as a group all contracts with similar characteristics. We have two customer groups: patients covered by insurance and the SD. We evaluated all of the contracts with customers governing our sales and reviewed the related disclosures, policies and controls, which we updated wherever necessary. Because some of our customer contracts are subject to rebates, chargebacks, discounts, co-pay assistance or other deductions (known as “variable consideration”) that affect the price of each transaction, we focused our analysis on the new standard’s impact on transaction prices. We estimated the amount of variable consideration using either the most likely amount or expected value method, as applicable.

Topic 606 requires us to estimate the net price of each Korlym sale, including any variable consideration, and recognize the estimated amount as revenue at the time we deliver Korlym to the customer.  We adopted Topic 606 using the modified retrospective approach on January 1, 2018, with no cumulative effect of adoption being recorded. Adoption of this standard had no impact on our financial statements.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01 “Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities.” This update changes accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, it clarified guidance regarding recognition of deferred tax assets that result from unrealized losses on available-for-sale debt securities. We adopted this standard on January 1, 2018 and it had no impact on our financial statements.

In August 2016, FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230) (ASU 2016-18), which requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  ASU 2016-15 and ASU 2016-18 are both effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, provided that all of the amendments are adopted in the same period. We adopted this standard on January 1, 2018 and it had no impact on our financial statements.

In May 2017 FASB issued ASU No. 2017-09, Stock Compensation (Topic 718): “Scope of Modification Accounting,” which changes the accounting for modifications to the terms and conditions of share-based payment awards. We adopted this standard on January 1, 2018 and it did not have a material impact on our financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018. We plan to adopt this standard in the first quarter of 2020 and are currently evaluating the impact of this new standard on our consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

In February 2018 the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The standard gives entities the option to reclassify to retained earnings tax effects related to items that have been stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (“the Act”). An entity that elects to reclassify these amounts must reclassify stranded tax effects related to the Act’s change in US federal tax rate for all items accounted for in other comprehensive income. These entities can also elect to reclassify other stranded effects that relate to the Act but do not directly relate to the change in the federal rate. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. We plan to adopt this new standard on January 1, 2019 and are currently evaluating the impact of this new standard on our consolidated financial statements.

2. Composition of Certain Balance Sheet Items

Inventory

The composition of inventory was as follows:

	March 31,	December 31,
	2018	2017
	(in thousands)
Raw materials	$3,465	$4,287
Work in progress	14	64
Finished goods	4,307	4,025
Total inventory	7,786	8,376
Less strategic inventory classified as non-current	(2,910)	(3,800)
Total inventory classified as current	$4,876	$4,576

In order to be prepared for potential demand for Korlym and because we rely on single-source manufacturers of both the active pharmaceutical ingredient (“API”) for Korlym and Korlym tablets, we have purchased significant inventory quantities of these materials. We classify inventory we do not expect to sell within 12 months of the balance sheet date as “Strategic Inventory,” a long-term asset.

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	March 31,	December 31,
	2018	2017
	(in thousands)
Government rebates	$10,020	$7,961
Accrued compensation	4,039	8,574
Income taxes payable	728	66
Legal fees	400	276
Professional fees	313	207
Accrued selling and marketing costs	240	208
Accrued manufacturing costs	57	955
Other	616	496
Total other accrued liabilities	$16,413	$18,743

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

3. Available-for-Sale Securities and Fair Value Measurements

Our available-for-sale securities included:

	Fair Value	Estimated Fair Value
	Hierarchy	March 31,	December 31,
	Level	2018	2017
		(in thousands)
Corporate bonds	Level 2	$31,753	$26,116
Commercial paper	Level 2	47,237	32,637
Asset backed securities	Level 2	9,477	—
Repurchase agreements	Level 2	10,000	—
U.S. treasury securities	Level 1	22,284	14,210
Money market funds	Level 1	5,929	14,979
Total Marketable securities		$126,680	$87,942

Classified as:
Cash equivalents		$19,429	$14,979
Short-term marketable securities		92,241	57,682
Long-term marketable securities		15,010	15,281
Total marketable securities		$126,680	$87,942

The estimated fair value of marketable securities is based on quoted market prices for these or similar investments obtained from a commercial pricing service. The fair value of marketable securities classified within Level 2 is based upon inputs that may include benchmark yields, reported trades, broker/dealer quotes and issuer spreads. Our accumulated other comprehensive loss on our balance sheets consisted of net unrealized losses on available-for-sale investments of $0.2 million and $0.1 million at March 31, 2018 and December 31, 2017, net of tax impact of $48,000 and $0, respectively.

As of March 31, 2018, all our marketable securities had original maturities of less than two years. The weighted-average maturity of our holdings was six months. None of our marketable securities changed from one fair value hierarchy to another during the three months ended March 31, 2018.

4. Debt Obligation

As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, Debt Obligation, under the Financing Agreement with Biopharma we made quarterly payments to Biopharma equal to 20 percent of Korlym sales in that quarter. To secure our obligation, we granted Biopharma a security interest in our patents, trademarks, trade names, domain names, copyrights, know-how, books, records and regulatory approvals related to Korlym and certain other assets and any proceeds from them.  Biopharma’s right to receive payments expired once our payments reached a total of $45.0 million, which occurred in July 2017. Our obligations under the Financing Agreement are now fully extinguished.

We recorded no interest expense for the three months ended March 31, 2018, compared to $0.3 million for the three months ended March 31, 2017. Total accreted interest for the full term of the Financing Agreement was $15.0 million

We capitalized $0.1 million of issuance costs related to the Financing Agreement, which we amortized over the term of the obligation. At March 31, 2018 and December 31, 2017, there were no unamortized issuance costs.

5. Commitments and Contingencies

Leases

In February 2016, we extended the lease for our office space through 2019 and added more space.  Effective May 1, 2016, we terminated our lease early and replaced it with a new one effective through March 31, 2019. On March 12, 2018, we amended that lease to add more space. Rent expense for each of the three months ended March 31, 2018 and 2017 was $0.3 million.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

As of March 31, 2018, future minimum lease payments under non-cancelable operating leases were as follows:

Lease
Payments
2018 (remainder)	$1,030
2019	340
Thereafter	—
Total	$1,370

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

6. Stock Option Plans

We have two stock option plans – the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2012 Incentive Award Plan (the “2012 Plan”).  On February 7, 2018, our Board of Directors authorized a 4.6 million share increase in the shares available for grant under the 2012 Plan.

During the three months ended March 31, 2018, we issued 479,000 shares of our common stock upon the exercise of stock options.

The following table summarizes our stock-based compensation:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Research and development	$1,464	$653
Selling, general and administrative	3,490	2,048
Total stock-based compensation	$4,954	$2,701

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

7. Net Income Per Share

We compute basic and diluted net income per share by dividing our net income by the weighted-average number of common shares outstanding during the period. We used the treasury stock method to determine the number of dilutive shares of common stock resulting from the potential exercise of stock options. The statements of comprehensive income show the computation of net income per share for each period, including the number of weighted-average shares outstanding.

The following table shows the computation of net income per share for each period:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Numerator:
Net income	$17,459	$4,388
Denominator:
Weighted-average shares used to compute basic net income per share	114,882	112,867
Dilutive effect of employee stock options	12,851	8,322
Weighted-average shares used to compute diluted net income per share	127,733	121,189
Net income per share attributable to common stockholders
Basic	$0.15	$0.04
Diluted	$0.14	$0.04

On a weighted-average basis, 2.6 million stock options outstanding during the three months ended March 31, 2018 and 3.8 million stock options outstanding during the three months ended March 31, 2017 were excluded from the computation of diluted net income per share because including them would have reduced dilution.

The following table presents information on securities outstanding as of the end of each period that could potentially dilute the per share data:

	March 31,
	2018	2017
	(in thousands)
Stock options outstanding	23,117	20,880

8. Income taxes

We recorded an income tax expense of $3.8 million for the three months ended March 31, 2018, net of a $1.3 million discrete benefit related to stock option exercises and dispositions for the three months ended March 31, 2018 compared to $0.1 million for the three months ended March 31, 2017. Income tax expense for the three months ended March 31, 2018 was primarily due to a $3.2 million reduction of deferred tax assets caused by our utilization of federal and state net operating losses and a $0.6 million income tax expense incurred in states where we have no net operating loss carryforwards to offset our tax obligations. Our effective tax rate differed from the federal statutory rate due to state income taxes, non-deductible stock-based compensation, which increased our tax expense, offset with the benefit related to research and development tax credits and a discrete benefit related to settlement of employee stock options during the reporting period.

Each quarter, we assess our ability to use our deferred tax assets to offset our expected federal and state taxable income. In the fourth quarter of 2017 we determined that that it was more likely than not that we would generate sufficient taxable income to utilize our federal and state deferred tax assets in every state except California. We therefore included in our balance sheet the net value of all our deferred tax assets except those applicable to California. All tax years from Corcept’s inception remain open to examination by the Internal Revenue Service, the California Franchise Tax Board and other state taxing authorities.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

The Tax Cuts and Jobs Act of 2017 (“Tax Act”) became law on December 22, 2017, significantly changing the federal income tax regime. Among other things, effective January 1, 2018, it reduced the corporate income tax rate from 35 percent to 21 percent, repealed the corporate alternative minimum tax, limited some business deductions, modified the maximum deduction of future net operating losses generated with no carryback but an indefinite carryforward provision and extended the compensation deduction limit applicable to certain highly-compensated executives of publicly traded companies to cover additional executive roles.

Accounting Standards Codification (ASC) 740, Income Taxes, requires companies to recognize the effect of tax law changes, such as those enacted by the Tax Act, in the period such changes take effect. We have adjusted our deferred taxes based on the reduction of the U.S. federal corporate tax rate from 35 percent to 21 percent and assessed the realizability of our deferred tax assets based on our current understanding of the new law.  As permitted by SEC Staff Accounting Bulletin 118, at December 31, 2017 our accounting for the impacts of the new tax law was provisional. At March 31, 2018, there have been no changes in our accounting for provisional amounts. We will continue to assess the Tax Act’s impacts for any changes to provisional amounts for the remainder of 2018, including its interpretation by regulatory authorities and the courts, and adjust our disclosures and financial presentation as necessary.

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

Overview

We are engaged in the discovery, development and commercialization of drugs that treat severe metabolic, oncologic and psychiatric disorders by modulating the effects of the hormone cortisol. Elevated levels and abnormal release patterns of cortisol are implicated in a broad range of diseases. Our first approved product, Korlym®, treats patients with Cushing’s syndrome, a rare disease that is caused by excess cortisol activity.  The active ingredient in Korlym is mifepristone, a compound that modulates cortisol activity by acting as a competitive antagonist at the glucocorticoid receptor (“GR”), one of the body’s two cortisol receptors. We first made Korlym available to patients commercially in April 2012.

We have discovered three structurally distinct series of proprietary, selective cortisol modulators, all of which share mifepristone’s affinity for GR but, unlike mifepristone, do not bind to the progesterone receptor (“PR”) and so do not cause effects associated with antagonism of progesterone activity, such as termination of pregnancy, endometrial thickening and vaginal bleeding. Development of compounds from these series is in progress.

We are conducting clinical trials of three compounds from our portfolio of proprietary selective cortisol modulators, including:  (i) a Phase 2 trial of relacorilant to treat patients with Cushing’s syndrome; (ii) a Phase 1/2 trial of relacorilant combined with Celgene Corporation’s drug Abraxane® (nab-paclitaxel) to treat patients with a variety of solid tumors; (iii) a Phase 1/2 trial of CORT125281 combined with Pfizer Inc.’s androgen receptor antagonist Xtandi® (enzalutamide) to treat patients with castration-resistant prostate cancer (“CRPC”); and (iv) a Phase 1 trial in healthy subjects to assess the safety and tolerability of CORT118335, which we plan to develop for the treatment of non-alcoholic steatohepatitis (“NASH”) and antipsychotic-induced weight gain.

Cushing’s Syndrome

Korlym to Treat Patients with Cushing’s Syndrome. Cushing’s syndrome is the clinical manifestation of hypercortisolism.  It most often affects adults aged 20 to 50. An estimated 10 to 15 of every one million people are newly diagnosed with this syndrome each year, resulting in approximately 3,000 new patients and about 20,000 patients with Cushing’s syndrome in the United States, approximately half of whom are cured by surgery.

The United States Food and Drug Administration (“FDA”) has approved Korlym as a once-daily oral medication for the treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery.  The FDA has designated Korlym an “orphan drug” for the treatment of this indication.  Orphan drugs receive seven years of marketing exclusivity for the approved indication from the date of drug approval, as well as tax credits for clinical trial costs, marketing application filing fee waivers and assistance from the FDA in the drug development process.

Our orphan drug marketing exclusivity for Korlym to treat patients with Cushing’s syndrome expires in February 2019. We have three patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (known as the “Orange Book”), with terms extending to 2028, 2033 and 2038, respectively, that we believe would be infringed by a generic competitor for Korlym.

We sell Korlym exclusively in the United States, using experienced sales representatives targeting the endocrinologists and other specialists caring for patients with Cushing’s syndrome. We also reach patients directly through web-based initiatives and interactions with patient groups. Because many people who suffer from Cushing’s syndrome are undiagnosed or inadequately treated, we have developed and continue to refine and expand programs to educate physicians and patients about diagnosis of this syndrome and the role cortisol modulators can play in treating the disease. In addition, we have a field-based force of medical science liaisons.

We use one specialty pharmacy and one specialty distributor to distribute Korlym and provide logistical support to physicians and patients. Our policy is that no patient with Cushing’s syndrome will be denied access to Korlym for financial reasons.  To help us achieve that goal, we fund our own patient support programs and donate money to independent charitable foundations that help patients cover the cost of all aspects of their Cushing’s syndrome care, whether or not their care includes taking Korlym.

Relacorilant to Treat Patients with Cushing’s Syndrome.  We have completed enrollment in a 30 patient, Phase 2 trial of our proprietary, selective cortisol modulator, relacorilant, to treat patients with Cushing’s syndrome.  Relacorilant shares Korlym’s affinity for GR.  Unlike Korlym, it has no affinity for PR and so does not cause the effects associated with PR affinity, including endometrial thickening and vaginal bleeding.

The trial is open label and is being conducted at sites in the United States and Europe.  The first seventeen patients to enroll in the trial were assigned to a “low-dose” cohort.  Results from this cohort were positive, including statistically significant improvements in glucose tolerance and serum osteocalcin (a marker of bone growth that is suppressed in Cushing’s syndrome).  Forty-five percent of the patients with uncontrolled hypertension exhibited a five millimeter or greater reduction in systolic or diastolic blood pressure.  As expected, patients experienced no progesterone-related side effects.  There were no discontinuations due to drug-related adverse events and no serious adverse events.

The trial is fully enrolled.  We plan to start a Phase 3 trial later this year.

FKBP5 Gene Expression Assay.  The blood tests available to physicians to diagnosis patients with hypercortisolism and optimize their treatment are imprecise and often fail to identify patients with less severe manifestations of the disease. We have developed an assay to measure expression of the gene FKBP5, which is stimulated by cortisol activity, and conducted analytical validation pursuant to the Clinical Laboratory Improvement Amendments (“CLIA”). We believe this assay will enable physicians to more easily identify new patients with hypercortisolism and better treat those already in their care.

Oncology

Many types of solid tumors express GR and are potential targets for cortisol modulation therapy, among them triple-negative breast, ovarian, castration-resistant prostate, cervical, and pancreatic cancers, as well as sarcoma and melanoma.

Relacorilant to Treat Patients with Solid-Tumors.  We are conducting a Phase 1/2 open label trial of Abraxane in combination with relacorilant to treat solid tumors. As we identify indications of clinical activity in a particular tumor-type, we will further test the combination’s efficacy and safety in expansion cohorts of approximately 20 patients.  In December 2017, we opened a cohort to treat patients with metastatic pancreatic cancer.  We continue to explore opening cohorts in patients with other solid tumors, including metastatic triple-negative breast and ovarian cancer. We may also initiate trials that evaluate relacorilant with other cancer therapies as a treatment for solid tumors, including immunotherapy.

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

We have begun dosing patients at sites in the United States and Europe in an open label Phase 1/2 trial of our proprietary, selective cortisol modulator CORT125281 combined with Xtandi in patients with metastatic CRPC.

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

Antipsychotic-Induced Weight Gain and NASH.  In animal models, our proprietary selective cortisol modulator CORT118335 potently prevents and reverses the weight gain caused by Eli Lilly and Company’s antipsychotic medication Zyprexa® (olanzapine).  These findings replicate data from placebo-controlled clinical trials we conducted, in which mifepristone (the active ingredient in Korlym) significantly reduced the weight gain and other adverse metabolic effects in healthy subjects administered Zyprexa® or Johnson & Johnson’s antipsychotic medication Risperdal® (risperidone).  We published the results of these trials in the journals Advances in Therapy, Gross et al (2009) and Obesity, Gross et al (2010).

CORT118335 also prevents and reverses non-alcoholic fatty liver disease and liver fibrosis in animal models.  We conducted these pre-clinical studies in response to reports suggesting that cortisol modulation with Korlym may have played a role in reversing fatty liver disease in patients with Cushing’s syndrome.  Fatty liver disease is a precursor to NASH.

We are conducting a Phase 1 trial of the safety, tolerability and pharmacokinetics of CORT118335.  We plan to advance the compound to Phase 2 as a potential treatment for antipsychotic-induced weight gain and NASH.

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

The United States Patent & Trademark Office (“USPTO”) has issued us nine composition of matter patents covering our selective cortisol modulators and 25 method of use patents covering the use of cortisol modulators to treat a wide range of serious disorders, including Cushing’s syndrome. We have exclusively licensed three U.S. method of use patents from Stanford University and five method of use patents from the University of Chicago. We also own an extensive portfolio of patents in countries around the world.  We have applied, and will continue to apply, for U.S. and foreign patents covering the composition and method of use of our product candidates.

Results of Operations

Net Product Revenue – Net product revenue is gross product revenue from sales to our customers less deductions for estimated government rebates.

Net product revenue was $57.7 million for the three months ended March 31, 2018, respectively, as compared to $27.6 million in the corresponding period in 2017. This increase was primarily due to the sale of more Korlym tablets.  A price increase effective in January 2018 accounted for approximately 8.8 percent of the increase in net revenue.

Cost of sales – Cost of sales includes the cost of active pharmaceutical ingredient (“API”), tableting, packaging, personnel, overhead, stability testing and distribution.

Cost of sales was $1.2 million for the three months ended March 31, 2018, compared to $0.6 million for the corresponding period in 2017. This represented 2.0 percent of net product revenue, compared to 2.3 percent in the corresponding period of 2017. Cost of sales as a percentage of revenue declined due to lower manufacturing costs and an increase in the price of Korlym.  The dollar value of our cost of sales increased in both periods due to greater sales unit volumes.

Research and development expenses – Research and development expenses include the cost of (1) retaining and compensating development personnel, (2) clinical trials, (3) discovery research and pre-clinical studies, (4) drug product for use in clinical trials and to support regulatory submissions, (5) the development of drug formulations and manufacturing processes and (6) regulatory activities.

Research and development expenses increased 137.6 percent to $17.1 million for the three months ended March 31, 2018 compared to $7.2 million for the three months ended March 31, 2017, primarily due to the clinical advancement of relacorilant and the pre-clinical and clinical development of CORT118335 and CORT125281.

Below is a summary of our research and development expenses by major project:

	Three Months Ended
	March 31,
	2018	2017
Project	(in thousands)
Development programs:
Oncology	$3,401	$1,341
Cushing's syndrome	4,145	1,451
Pre-clinical selective cortisol modulators	6,542	2,653
Unallocated activities, including pre-clinical, manufacturing and regulatory activities	1,498	1,078
Stock-based compensation	1,464	653
Total research and development expense	$17,050	$7,176

Research and development expenses in 2018 and thereafter will depend on the outcomes of our pre-clinical and clinical trials and our development plans. We expect research and development spending for the rest of 2018 to be higher than it was in the corresponding period of 2017 as our programs advance and we begin new ones.

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

Selling, general and administrative expenses for the three months ended March 31, 2018 increased 22.6 percent, to $18.4 million, from $15.0 million for the comparable period of 2017. The increase was driven primarily by increased compensation expense for the expanded sales force as well as volume-related pharmacy and other distribution costs.

We expect that selling, general and administrative expenses will be higher in 2018 than in 2017 due to the increased scope of our commercial and clinical activities. Selling, general and administrative activities in 2018 and future years will depend on the cost and scope of our commercial and clinical development efforts.

Interest and other income (expense) – Interest and other income (expense) for the three months ended March 31, 2018 primarily consisted of $0.4 million in interest income from marketable securities compared to expense of $0.2 million in interest expense arising from the Biopharma Financing Agreement. We extinguished our obligations under the Financing Agreement in July 2017.

Income tax expense – Income tax expense for the three months ended March 31, 2018 was $3.8 million compared to $0.1 million for the three months ended March 31, 2017 primarily due to reduction of our deferred tax assets through the utilization of net operating loss carryovers during the first quarter of 2018. For the three months ended March 31, 2018, $3.2 million of our income tax expense was offset by a reduction of deferred tax assets.  The remaining $0.6 million represents income tax expense in states where we have no net operating loss carryforwards.

Liquidity and Capital Resources

At March 31, 2018, we had an accumulated deficit of $175.7 million. Since 2012, we have relied on revenues from the sale of Korlym and proceeds from the sale of common stock and the now repaid Financing Agreement with Biopharma to fund our operations.

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

At March 31, 2018, we had cash, cash equivalents and marketable securities of $140.4 million, consisting of cash and cash equivalents of $33.1 million and marketable securities of $107.3 million, compared to cash and cash equivalents of $31.1 million and marketable securities of $73.0 million at December 31, 2017. Net cash provided by operating activities for the three months ended March 31, 2018 was $34.4 million, compared to $9.6 million for the three months ended March 31, 2017 primarily due to higher sales volumes and receipt of $12.9 million from our former specialty pharmacy. Net cash used in investing activities for the three months ended March 31, 2018 was $34.3 million, primarily due to purchases of marketable securities, compared to $19.4 million for the three months ended March 31, 2017. Stock option exercises provided $1.9 million for the three months ended March 31, 2018, compared to $1.1 million for the comparable period of 2017. We made no payments under the Financing Agreement during the three months ended March 31, 2018, compared to $4.8 million during the three months ended March 31, 2017. We extinguished our obligations under the Financing Agreement in July 2017. No further payments are due.

The cash in our bank accounts and our marketable securities could be affected if the financial institution holding them were to fail or be subject to adverse conditions in the financial markets. We have never experienced a loss or lack of access to cash.

Contractual Obligations and Commercial Commitments

Our contractual payment obligations and purchase commitments as of December 31, 2017 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, and have not changed materially during the three months ended March 31, 2018.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

We have prepared our financial statements in accordance with GAAP, which requires us to make estimates regarding our assets, liabilities and expenses. We base our estimates on assumptions we believe to be reasonable. Actual results may differ if our assumptions are incorrect or the conditions in which we do business change in ways we did not anticipate. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. During the three months ended March 31, 2018, we implemented internal controls in connection with our adoption of ASC Topic 606. There were no other changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks as of March 31, 2018 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.  They have not changed materially during the three months ended March 31, 2018.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures provide a reasonable level of assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and (ii) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, so as to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that our disclosures are accurate and timely.

Changes in internal control over financial reporting.  Our Chief Financial Officer and other members of management have evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2018 and concluded that there was no change during the quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dohmen Litigation.

On January 11, 2018, we settled litigation with our former specialty pharmacy, Dohmen Life Science Services (“Dohmen”).  Pursuant to the settlement, Dohmen delivered to us all of the $12.9 million it had collected from the sale of Korlym but withheld pending resolution of litigation. At December 31, 2017, we presented on our balance sheet the $12.9 million due to us as “Other receivable.”

Teva ANDA Litigation.

On February 5, 2018, we received a Paragraph IV Notice Letter advising that Teva Pharmaceuticals USA, Inc. (“Teva”) submitted an Abbreviated New Drug Application (“ANDA”) to the U.S. Food and Drug Administration (“FDA”) seeking authorization from the FDA to manufacture, use or sell a generic version of Korlym in the United States.

The Notice Letter contains Paragraph IV certifications against certain of our patents related to Korlym, U.S. Patent No. 8,921,348 (the “‘348 patent”) and U.S. Patent No. 9,829,495 (the “‘495 patent,” and together with the ‘348 patent the “Korlym patents”), which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (referred to as the “Orange Book”). The Notice Letter alleges that the Korlym patents, the ‘348 patent with an expiration date in August 2028 and the ‘495 patent with an expiration date in August 2036, will not be infringed by Teva’s proposed product, are invalid and/or are unenforceable. On March 15, 2018, we filed a lawsuit in the U.S. District Court for the District of New Jersey against Teva for infringement of these patents.

In accordance with the Hatch-Waxman Act, as a result of having filed a timely lawsuit against Teva, FDA approval of Teva’s ANDA will be stayed until the earlier of (i) 30 months from our February 5, 2018 receipt of Teva’s Paragraph IV Notice Letter or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. We will vigorously enforce our intellectual property rights relating to Korlym, but we cannot predict the outcome of this matter.

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

Risks Related to the Commercial Sale of Korlym®

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

Although we have received orphan drug designation and exclusivity for Korlym for the treatment of Cushing’s syndrome in the United States, the FDA may approve other drugs for the treatment of patients with Cushing’s syndrome.

In 2012, Novartis received approval in both the United States and the European Union (“EU”) to market its somatostatin analogue Signifor® (pasireotide) Injection for adult patients with Cushing’s disease (a subset of Cushing’s syndrome that accounts for approximately 70 percent of all patients with Cushing’s syndrome) for whom pituitary surgery is not an option or has not been curative. In addition, Novartis is conducting Phase 3 trials of the experimental cortisol synthesis inhibitor osilodrostat to treat patients with Cushing’s syndrome and has received orphan drug designation in the United States and the EU for that use. Novartis has substantially more resources and experience than we do and may provide significant competition.

Strongbridge Biopharma plc (“Strongbridge”) has received orphan drug designation in the United States and the EU for the use of the cortisol synthesis inhibitor levoketoconazole to treat Cushing’s syndrome and is conducting Phase 3 trials in Europe and the United States for this indication.  Levoketoconazole is a racemic form of the generic anti-fungal medication that is sometimes prescribed off-label to treat patients with Cushing’s syndrome.

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

In February 2018, we received notice that Teva had filed an abbreviated new drug application (“ANDA”) requesting approval to market a generic version of Korlym. The notice included a “Paragraph IV” certification stating that our patents listed in the Orange Book for Korlym are invalid, unenforceable or will not be infringed by Teva’s proposed generic product. Corcept has filed suit against Teva in Federal District Court defending its patents, triggering the statutory automatic 30-month stay of FDA approval.

Litigation to enforce or defend intellectual property rights is complex, costly and involves significant commitments of management time. If any of our Orange Book listed patents are successfully challenged by Teva or any other party, and a generic version of Korlym is approved, the sale of Korlym tablets and their price could decline materially.

If we cannot continue to obtain acceptable prices or adequate insurance coverage and reimbursement for Korlym, we will be unable to generate significant revenues.

The commercial success of Korlym depends on the availability of insurance coverage and reimbursement.  Government payors, including Medicare, Medicaid and the Veterans Administration, as well as private insurers and health maintenance organizations, are increasingly attempting to contain healthcare costs by limiting reimbursement for medicines. If government or private payors cease to provide adequate and timely coverage and reimbursement for Korlym, physicians may not prescribe the medication and patients may not purchase it, even if it is prescribed. In addition, delays in coverage for individual patients may reduce our revenues.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future.  For example, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 12, 2017, President Trump signed another Executive Order directing federal agencies to expand access to alternative health plans and health reimbursement arrangements, and the U.S. Department of Health and Human Services announced that it would immediately cease making Cost-Sharing Reduction (“CSR”) payments to issuers of qualified health plans. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the PPACA. In addition, CMS has proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the PPACA for plans sold through such marketplaces. Further, each chamber of Congress has put forth multiple bills designed to repeal or repeal and replace portions of the PPACA. Most recently, the Tax Cuts and Jobs Acts was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. At this time, the full effect that the PPACA, the Executive Orders, the halting of CSR payments and any subsequent legislation would have on our business remains unclear. Any new limitations on, changes to, or uncertainty with respect to the ability of individuals to enroll in governmental reimbursement programs or other third-party payor insurance plans could impact demand for Korlym, which in turn could affect our ability to successfully develop and commercialize our products.

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

The facilities used by our vendors to manufacture and package Korlym and our product candidates must be approved by the FDA and, in some cases, the EMA. We do not control the manufacturing activities of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements known as current good manufacturing practices (“cGMPs”). If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict requirements of the FDA or others, they will not be able to maintain regulatory approval for their manufacturing facilities. We have no control over whether our contract manufacturers maintain adequate quality control and hire qualified personnel. If the FDA, EMA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our products or if it withdraws its approval, we may need to find alternative manufacturing facilities, which would significantly hamper our ability to develop, obtain regulatory approval for and market our products. In addition, sanctions could be imposed on us, including fines, injunctions, civil penalties, failure of regulators to approve our product candidates, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business.

In addition to meeting stringent regulatory requirements, our suppliers must manufacture Korlym and our product candidates on a timely basis in the quantities that we require.  If they fail to do so, we may exhaust our Korlym or product candidate inventory and not be able to generate revenue or advance our clinical development programs in a timely manner.

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

We have product liability insurance with coverage limits we believe to be appropriate for a company marketing a single pharmaceutical product and developing others. However, this insurance may become prohibitively expensive or may not fully cover our potential liabilities. Our inability to obtain adequate insurance coverage at an acceptable cost could prevent or inhibit the commercialization of Korlym or our product candidates or could result in meaningful underinsured or uninsured liability. Defending a lawsuit could be costly and significantly divert management’s attention from conducting our business.

We are subject to ongoing and continued regulatory review. If we are unable to maintain regulatory approval of Korlym for the treatment of patients with Cushing’s syndrome or if we fail to comply with regulatory requirements, we will be unable to generate revenue or may be subject to penalties and our business would be harmed.

We are subject to ongoing obligations and continued regulatory review by the FDA and other regulatory authorities in the United States and other countries with respect to the research, testing, manufacturing, labeling, distribution, adverse event reporting, storage, selling, advertising, promotion, recordkeeping and marketing of products. These requirements include submissions of safety information, annual updates on manufacturing activities and continued compliance with FDA regulations known as cGMPs, current good laboratory practices (“cGLPs”) for any nonclinical studies we conduct and current good clinical practices (“cGCPs”) for any clinical studies we conduct. The FDA enforces these regulations through periodic inspections of us and the laboratories, manufacturers, and clinical sites we use.  (Foreign regulatory authorities have comparable requirements and enforcement mechanisms.)  Discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency or with our third-party manufacturers or manufacturing processes, or failure to comply with FDA and applicable foreign and U.S. regulatory requirements, may subject us to substantial civil and criminal penalties, injunctions, holds on clinical trials, product seizure or detention, refusal to permit the import or export of products, restrictions on product marketing, withdrawal of the product from the market, voluntary or mandatory product recalls, total or partial suspension of production, refusal to approve pending NDAs or supplemental NDAs, and suspension or revocation of product approvals.

In addition, we must comply with requirements concerning the advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label.

The FDA’s policies may change or new regulations may be enacted that prevent, limit or delay regulatory approval of our product candidates. We cannot predict the nature or scope of future government regulations. For example, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these Executive Orders will be implemented, if at all, and the extent to which they will affect the FDA’s ability to exercise its authority. If these executive actions impose restrictions on the FDA’s ability to engage in oversight and implementation activities or if we are slow or unable to adapt to sudden changes in existing requirements or the adoption of new requirements or policies, we may not be able to maintain regulatory compliance, and we may lose marketing approval or face other enforcement action.

Recent U.S. tax legislation may materially adversely affect our results of operations, financial condition and cash flows.

Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, revising the rules governing net operating losses and foreign tax credits, and introducing new anti-base erosion provisions. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service (“IRS”), any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often use federal taxable income as a starting point for computing state and local tax liabilities.

We may be subject to civil or criminal penalties if we market Korlym in a manner that violates FDA regulations or health care fraud and abuse laws.

In the United States, we are subject to FDA regulations governing the promotion and sale of medications. Although physicians are permitted to prescribe drugs for indications other than those approved by the FDA, manufacturers are prohibited from promoting products for such “off-label” uses. In the United States, we market Korlym to treat hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery.  We provide promotional materials and training programs to physicians covering the use of Korlym for this indication. Although we believe our marketing materials and training programs do not constitute “off-label” promotion of Korlym, the FDA may disagree. If the FDA determines that our promotional materials, training or other activities by our employees or agents constitute “off-label” promotion of Korlym, it could ask us to change our training or promotional materials or other activities.  The FDA could also subject us to regulatory enforcement actions, including issuance of a public “warning letter,” injunction, seizure, civil fine or criminal penalties. Other federal or state enforcement authorities might act if they believe that the alleged improper promotion led to the submission and payment of claims for an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Even if it is determined that we are not in violation of these laws, we may be faced with negative publicity, incur significant expenses and be forced to devote management time to defending our position.

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

The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been definitively interpreted by the regulatory authorities or the courts and their provisions are open to a variety of interpretations. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under them, it is possible that some of our business activities, including our relationships with physicians and other healthcare providers (some of whom recommend, purchase and/or prescribe our products) and the manner in which we promote our products, could be subject to challenge. We are also exposed to the risk that our employees, independent contractors, principal investigators, consultants, vendors, distributors, and CROs may engage in fraudulent or other illegal activity. Although we have policies and procedures prohibiting such activity, it is not always possible to identify and deter misconduct and the precautions we take may not be effective in controlling unknown risks or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with applicable laws and regulations.

If our operations are found to be in violation of any of the laws described above or any other government regulations, we may be subject to civil and criminal penalties, damages, fines, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which could adversely affect our financial results and ability to operate.

A break-down or breach of our information technology systems or our failure to protect adequately confidential information concerning patients or other third-parties could subject us to liability or interrupt the operation of our business.

We store sensitive data on our computer networks and on the networks of third-party vendors, including intellectual property and confidential information relating to our business, patients and employees.  Despite the implementation of security measures, our internal computer systems and those of our vendors are subject to the risk of cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures.  They may also be manipulated by criminals seeking to commit fraud or monetary theft.  In addition, system failures could cause the loss of valuable clinical trial data or otherwise disrupt our clinical and commercial activities and be expensive and time-consuming to remedy. If a disruption or security breach resulted in the disclosure of confidential or proprietary information, we could incur liability and our research, development and commercialization efforts could be delayed or otherwise harmed.

The EU has promulgated a new regulation, known as the “General Data Protection Regulation” mandating new requirements for the use and safeguarding of personal data in the EU and providing substantial fines for any breach.  We may be required to implement additional policies and procedures to ensure compliance. Data protection authorities of the different EU member states may interpret the regulation and its interplay with their respective national laws differently and both national and EU guidance are likely to be updated or otherwise revised from time to time, which will add complexity and cost to our handling of data covered by the regulation.

The regulation will become effective in May 2018.  If we or our vendors fail to comply with the General Data Protection Regulation or other applicable data privacy laws, or if the data protection mechanisms we or our vendors rely upon when transferring or storing personal data from the EU are not considered adequate, we could be subject to government enforcement actions and significant penalties and our business could be harmed and our ability to operate limited.

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

Risks Related to the Development of our Product Candidates

Clinical drug development is lengthy, expensive and is often not successful. Results of early studies and trials may not be predictive of later trial results.

Clinical development is expensive and takes a long time. Data obtained from clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The results from early clinical trials may not be predictive of results in later clinical trials. Product candidates may ultimately fail to show the desired safety and efficacy traits despite having produced positive results in preclinical studies and initial clinical trials. Many companies have suffered significant setbacks in advanced clinical trials due to lack of efficacy or the adverse safety profile of a product candidate.

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

During the clinical development of a product candidate, we may decide, or the FDA or other regulatory authorities may require us to conduct, pre-clinical or clinical studies in addition to those we had planned, which could delay or prevent the completion of its development program and increase its cost. Even if we conduct all of the clinical trials and supportive studies that we consider appropriate, we may not receive regulatory approval of a product candidate.

We depend on third-parties to conduct and manage some of our clinical trials and to perform data collection and analysis. Failure of these third-parties to successfully perform their contractual duties or meet expected timelines may prevent or delay approval of our product candidates, which could harm our business.

We rely on clinical investigators and clinical sites to enroll patients and third-parties such as CROs to manage many of our trials and to perform required data collection and analysis.  Although we control only certain aspects of these third-parties’ activities, we are still responsible for ensuring that every study adheres to its protocol and meets all applicable regulatory and scientific standards.  If we or any of the third-parties working with us fail to comply with applicable cGCPs, the clinical data generated in our trials may be unreliable and the FDA or foreign regulatory authorities may require us to perform additional clinical trials before approving a product candidate.  In addition, failure of our manufacturers to comply with cGMP may require us to repeat clinical trials, which would delay regulatory approval. We may not be able to select and qualify appropriate sites for our trials. If our clinical sites fail to enroll a sufficient number of patients in a timely way, we may be unable to complete our trials as planned, which could delay or prevent the approval of our product candidates.

Although we have agreements with the CROs and consultants helping to conduct our clinical trials, we may fail to maintain satisfactory relationships with them or with our clinical investigators.  If our agreements with any of these third-parties terminates, we may not be able to enter into alternative arrangements in a timely manner or on commercially reasonable terms, or at all. If the third-parties on which we rely do not perform their contractual duties or fail to meet expected deadlines or if the quality or accuracy of the data they produce is compromised, our clinical trials may be extended, delayed or terminated and we may be unable to obtain approval for our product candidates.

We may be unable to obtain and maintain regulatory approvals for our product candidates.

We cannot promote any products before we receive regulatory approval from the FDA or comparable foreign regulatory authorities. We may not receive regulatory approval for any of our product candidates. Obtaining regulatory approval of a new drug is uncertain, lengthy and expensive. Failure can occur at any stage. In order to receive approval from the FDA for a product candidate, we must demonstrate that the new drug product is safe and effective for its intended use and that our manufacturing processes for the product candidate comply with cGMPs, which govern production processes, quality control and recordkeeping. Our inability or the inability of our suppliers to comply with applicable FDA and other regulatory requirements can result in, among other things, delays in or denials of new product approvals, warning letters, fines, consent decrees restricting or suspending manufacturing operations, injunctions, civil penalties, recall or seizure of products, total or partial suspension of product sales and criminal prosecution. Any of these or other regulatory actions could materially harm our business and our financial condition.

Future governmental action or changes in FDA policy or personnel may also result in delays or rejection of an NDA or supplemental NDA in the United States. In addition, because the only other currently FDA-approved use of mifepristone is the termination of pregnancy, we expect that the label for mifepristone for any indication will include, as Korlym’s does, some limitations, including a so-called “black-box” warning that it should not be used by pregnant women or women seeking to become pregnant.

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

We may seek to commercialize our products in international markets on our own or with the help of partners. Outside the United States, we may commercialize a product only if we receive a marketing authorization and, in many cases, pricing approval, from the appropriate regulatory authorities, whose approval processes include all of the risks associated with the FDA’s approval process, and, in some cases, additional risks. The approval procedure varies among countries and can involve additional testing.  The time required to obtain approval may differ from that required to obtain FDA approval. Although approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA, failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our product candidates in any foreign market. Although we have received orphan drug designation in the EU of Korlym to treat patients with Cushing’s syndrome, we do not plan to seek any foreign approvals for that product.

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

Our ability to operate successfully and manage growth depends significantly upon retaining key managerial, scientific, sales, marketing, and financial personnel. We face intense competition for qualified personnel.  We depend substantially on the principal members of our management and scientific staff. We do not have agreements with any of our executive officers that provide for their continued employment with us or employment insurance covering any of our key personnel. Any officer or employee can terminate his or her relationship with us at any time and work for one of our competitors. The loss of key individuals could delay our research, development and commercialization efforts.

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

Our success depends on our ability to obtain and maintain adequate patent protection for the composition of our proprietary, selective cortisol modulators and their methods of use and the use of Korlym to treat Cushing’s syndrome, TNBC and CRPC. If we do not adequately protect our intellectual property, competitors may erode our competitive advantage. In March 2018, we filed a lawsuit in the U.S. District Court for the District of New Jersey against Teva Pharmaceuticals USA, Inc. for infringement of Corcept patents covering the use of Korlym® (mifepristone) Tablets, 300 mg. The outcome of this lawsuit is uncertain, although it is likely to be costly and require substantial commitments of management time.

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

We own or have exclusively licensed issued U.S. patents covering the use of cortisol modulators to treat a variety of disorders, including TNBC and CRPC. A method of use patent covers only a particular use of a compound, not its composition. Because our patents do not cover the composition of mifepristone, we cannot prevent others from commercializing mifepristone to treat disorders not covered by our method of use patents. The availability of mifepristone for these disorders may enable patients to obtain mifepristone for indications covered by our patents. Although such “off-label” use would violate our patents, effectively monitoring compliance and enforcing our rights may be difficult and costly. Patients may be able to purchase mifepristone through the internet or underground market. Mifepristone is sold in the United States by Danco Laboratories for the termination of pregnancy. Although distribution is limited to a single dose provided in the physician’s office and covered by other restrictions, we cannot be certain that patients with Cushing’s syndrome will not be able to obtain mifepristone from this or other sources, should another company receive approval to market mifepristone for another indication.

Risks Related to Our Stock

The market price of our common stock has been and is likely to continue to be subject to wide fluctuations in price that are beyond our control. Opportunities for the sale of shares at any given time may be limited.

We cannot assure that an active trading market for our common stock will exist at any particular time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended May 3, 2018, our average daily trading volume was approximately 1,515,971 shares and the intra-day sales prices per share of our common stock on The Nasdaq Capital Market ranged from $9.24 to $25.96. As of May 3, 2018, our officers, directors and principal stockholders controlled 15 percent of our common stock.

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

As of May 3, 2018, our officers and directors controlled 15 percent of our common stock. Acting together, these stockholders could significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling stockholders.

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

The federal securities laws and regulations, including the corporate governance and other requirements of the Sarbanes-Oxley Act of 2002, impose complex and continually changing regulatory requirements on our operations and reporting.  Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate the effectiveness of, and provide a management report with respect to, our internal controls over financial reporting. It also requires that the independent registered public accounting firm auditing our financial statements must attest to and report on the effectiveness of our internal controls over financial reporting. These requirements have increased and will continue to increase our compliance costs.  Furthermore, if we are unable to complete the required assessment and report as to the adequacy of our internal control over financial reporting or if our independent registered public accounting firm is unable to issue an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors could lose confidence in our financial reporting.

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

101

The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2018 and 2017, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2018 and 2017, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date: May 8, 2018	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D. Chief Executive Officer

Date: May 8, 2018	/s/ G. Charles Robb
G. Charles Robb
Chief Financial Officer