Form 10-Q
period 2018-06-30
CORCEPT THERAPEUTICS INC
filed 2018-08-09
CIK 1088856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On August 3, 2018, there were 116,051,242 shares of common stock outstanding at a par value of $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2018	2017
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$31,165	$31,062
Short-term marketable securities	128,780	57,682
Trade receivables, net of allowances	28,704	15,300
Other receivable	—	12,896
Inventory	4,947	4,576
Prepaid expenses and other current assets	3,579	2,669
Total current assets	197,175	124,185
Strategic inventory	5,500	3,800
Property and equipment, net of accumulated depreciation	552	518
Long-term marketable securities	—	15,281
Other assets	53	50
Deferred tax assets, net	71,102	76,703
Total assets	$274,382	$220,537
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,365	$8,579
Accrued clinical expenses	5,397	2,247
Other accrued liabilities	19,111	18,743
Total current liabilities	30,873	29,569
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock	—	—
Common stock	116	115
Additional paid-in capital	401,011	384,074
Accumulated other comprehensive loss	(127)	(75)
Accumulated deficit	(157,491)	(193,146)
Total stockholders’ equity	243,509	190,968
Total liabilities and stockholders’ equity	$274,382	$220,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Product revenue, net	$62,312	$35,559	$119,971	$63,158
Operating expenses:
Cost of sales	1,154	775	2,328	1,421
Research and development	20,543	7,876	37,593	15,052
Selling, general and administrative	19,981	14,113	38,421	29,150
Total operating expenses	41,678	22,764	78,342	45,623
Income from operations	20,634	12,795	41,629	17,535
Interest and other income (expense)	562	(98)	856	(323)
Income before income taxes	21,196	12,697	42,485	17,212
Income tax expense	(3,000)	(50)	(6,830)	(177)
Net income	$18,196	$12,647	$35,655	$17,035
Other comprehensive loss:
Net unrealized income (loss) on available-for-sale investments, net of tax impact of $(7), $0, $41 and $0, respectively	25	(5)	(127)	(17)
Total comprehensive income	$18,221	$12,642	$35,528	$17,018

Basic net income per share	$0.16	$0.11	$0.31	$0.15

Diluted net income per share	$0.14	$0.10	$0.28	$0.14

Weighted-average shares outstanding used in computing net income per share
Basic	115,492	113,249	115,189	113,059
Diluted	127,515	123,011	127,610	122,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$35,655	$17,035
Adjustments to reconcile net income to net cash generated from operations:
Stock-based compensation	10,971	5,906
Deferred income taxes	5,642	—
Accretion of interest (income) expense	(546)	419
Amortization of debt financing costs	—	11
Depreciation and amortization of property and equipment	105	22
Changes in operating assets and liabilities:
Trade receivables	(13,404)	356
Other receivable	12,896	—
Inventory	(2,071)	(1,135)
Prepaid expenses and other current assets	(910)	(563)
Other assets	(3)	(25)
Accounts payable	(2,214)	(216)
Accrued clinical expenses	3,150	44
Other accrued liabilities	370	3,273
Net cash provided by operating activities	49,641	25,127
Cash flows from investing activities:
Purchases of property and equipment	(140)	(308)
Proceeds from maturities of marketable securities	40,300	1,800
Purchases of marketable securities	(95,664)	(35,853)
Cash used in investing activities	(55,504)	(34,361)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options, net of issuance costs	5,966	1,842
Payments related to debt obligation	—	(10,521)
Net cash provided by (used in) financing activities	5,966	(8,679)
Net increase (decrease) in cash and cash equivalents	103	(17,913)
Cash and cash equivalents, at beginning of period	31,062	51,536
Cash and cash equivalents, at end of period	$31,165	$33,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Corcept Therapeutics Incorporated was incorporated in the State of Delaware in May 1998, and our headquarters are located in Menlo Park, California. We are a pharmaceutical company engaged in the discovery, development and commercialization of medications that treat severe metabolic, oncologic and psychiatric disorders by modulating the effect of the stress hormone cortisol. In 2012, the United States Food and Drug Administration (“FDA”) approved our first product, Korlym® (“mifepristone”) 300 mg tablets, as a once-daily oral medication for treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. We have discovered and patented three structurally distinct series of selective cortisol modulators, consisting of more than 500 compounds, and are developing compounds from these series to treat a broad range of disorders.

Basis of Presentation

We have prepared the June 30, 2018 balance sheet and statements of comprehensive income and cash flows for the three and six months ended June 30, 2018 and 2017 in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to expect for the remainder of 2018 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K. The December 31, 2017 balance sheet was derived from audited financial statements at that date.

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

We invest a portion of our funds in marketable securities, primarily U.S. Treasury securities, commercial paper, corporate notes, asset-backed securities and repurchase agreements. We classify our marketable securities as available-for-sale securities and report them at fair value as “cash equivalents” or “marketable securities” on our balance sheet, with related unrealized gains and losses included in stockholders' equity. Realized gains and losses and permanent declines in value are included in “interest and other income (expense)” on our statement of comprehensive income.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Concentration of Credit Risk

We are subject to credit risk from our cash equivalents and marketable securities.  We limit our investments to U.S. Treasury obligations and high-grade corporate debt, asset-backed securities and repurchase agreements with less than a 36-month maturity at the time of purchase.  These investments are diversified and do not expose us to concentrations of credit risk.

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

Revenue

We sell Korlym directly to patients through a single specialty pharmacy. We also sell Korlym to a specialty distributor (“SD”), for which we recognize revenue at the time the SD receives Korlym. SD sales were less than one percent of our net revenue in each of the three and six months ended June 30, 2018.

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

Government Rebates:  Korlym is eligible for purchase by, or qualifies for reimbursement from, Medicaid and other government programs that are eligible for rebates on the price they pay for Korlym.  To determine the appropriate amount to reserve against these rebates, we identify Korlym sold to patients covered by government-funded programs, apply the applicable government discount to these sales, then estimate, based on our experience, the portion of total rebates we expect will be claimed. We then (i) deduct this reserve from revenue in the period to which the rebates relate and (ii) include in accrued expenses on our consolidated balance sheet a current liability of equal amount.

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

Sales Returns: Federal law prohibits the return of Korlym sold to patients. Sales to our SD are subject to return.  We deduct the amount of Korlym we estimate the SD will return from each period’s gross revenue. We base our estimates on quantitative and qualitative information including, but not limited to, historical return rates, the amount of Korlym held by the SD and projected demand. If we cannot reasonably estimate returns with respect to a particular sale, we defer recognition of revenue until we can make a reasonable estimate.  To date, returns have been insignificant.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2018.

	Chargebacks	Government Rebates	Total
	(in thousands)
Balance at December 31, 2017:	$927	$7,961	$8,888
Provision related to current period sales	1,421	14,280	15,701
Provision related to prior period sales	—	181	181
Credit or payments made during the period	(1,691)	(10,987)	(12,678)
Balance at June 30, 2018:	$657	$11,435	$12,092

Research and Development

Research and development expenses include the direct cost of discovery research, pre-clinical studies, clinical trials, manufacturing development, submissions to regulatory agencies and related overhead costs. We expense nonrefundable payments and the cost of technologies and materials used in research and development as we incur them.

We base our accruals for research, preclinical activities and clinical trials on our estimates of work completed, milestones achieved, patient enrollment and past experience with similar contracts. Our estimates include assessments of information from third-party contract research organizations and the status of our own clinical trials and other development and administrative activities.

Segment Reporting

We determine our operating segments based on the way we organize our business, make decisions and assess performance. We have only one operating segment, which is the discovery, development and commercialization of pharmaceutical products.

Stock-Based Compensation

We account for stock-based compensation under the fair value method, based on the value of the award at the grant date.  To date, our stock-based compensation has consisted entirely of option grants, which we value using the Black-Scholes model. We recognize stock-based compensation expense over the requisite vesting period, net of estimated forfeitures. If actual forfeitures differ from our estimates, we adjust stock-based compensation expense accordingly.

We recognize the expense of options granted to non-employees based on their fair value at the time of vesting.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which changes the way companies recognize revenue. This ASU supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition and creates a new Topic 606, “Revenue from Contracts with Customers.” Topic 606 applies to all contracts with customers.

We conducted our analysis using the “portfolio of contracts” approach, which permits us to analyze as a group all contracts with similar characteristics. We have two customer groups: patients covered by insurance and the SD. We evaluated the contracts with customers governing our sales and reviewed the related disclosures, policies and controls, which we updated as necessary. Because some of our customer contracts are subject to rebates, chargebacks, discounts, co-pay assistance or other deductions (known as “variable consideration”) that affect the price of each transaction, we focused our analysis on the new standard’s impact on transaction prices. We estimated the amount of variable consideration using either the most likely amount or expected value method, as applicable.

Topic 606 requires us to estimate the net price of each Korlym sale, including any variable consideration, and recognize the estimated amount as revenue at the time we deliver Korlym to the customer.  On January 1, 2018, we adopted Topic 606 using the modified retrospective approach. Adoption of this standard had no impact on our financial statements.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01 “Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities.” This update changes accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, it clarifies guidance regarding recognition of deferred tax assets that result from unrealized losses on available-for-sale debt securities. We adopted this standard on January 1, 2018.  It had no impact on our financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230) (ASU 2016-18), which requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  ASU 2016-15 and ASU 2016-18 are both effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, provided that all of the amendments are adopted in the same period. We adopted this standard on January 1, 2018.  It had no impact on our financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation (Topic 718): “Scope of Modification Accounting,” which changes the accounting for modifications to the terms and conditions of share-based payment awards. We adopted this standard on January 1, 2018.  It did not have a material impact on our financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which requires lease transactions with terms longer than 12 months to be recognized on the balance sheet as “lease liabilities” and “right-of-use assets.” We plan to adopt this new standard using the modified retrospective approach on January 1, 2019.  While we are continuing to assess the potential impact of the standard, we believe the most significant impact will relate to our accounting for lease agreements for our leased office spaces. We expect that adoption will increase our “lease liabilities” and “right-of-use assets” equally.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which changes the methodology for measuring credit losses on financial instruments and when such losses are recorded. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018. We plan to adopt this standard on January 1, 2020 and are currently evaluating the impact of this new standard on our consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The standard allows companies to reclassify to retained earnings tax effects related to items that have been stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (the “Act”). An entity that elects to reclassify these amounts must reclassify stranded tax effects related to the Act’s change in US federal tax rate for all items accounted for in other comprehensive income. These entities can also elect to reclassify other stranded effects that relate to the Act but do not directly relate to the change in the federal rate. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. We plan to adopt this standard on January 1, 2019.  Although we have not concluded our evaluation, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from nonemployees. This standard is effective for fiscal years and interim periods within those years, beginning after December 15, 2018. We plan to adopt this new standard on January 1, 2019.  Although we have not concluded our evaluation, we do not expect its adoption to have a material impact on our consolidated financial statements.

2. Composition of Certain Balance Sheet Items

Inventory

The composition of inventory was as follows:

	June 30,	December 31,
	2018	2017
	(in thousands)
Raw materials	$4,402	$4,287
Work in progress	132	64
Finished goods	5,913	4,025
Total inventory	10,447	8,376
Less strategic inventory classified as non-current	(5,500)	(3,800)
Total inventory classified as current	$4,947	$4,576

In order to be prepared for potential demand for Korlym and because we rely on single-source manufacturers of both the active pharmaceutical ingredient (“API”) for Korlym and Korlym tablets, we have purchased significant inventory quantities of these materials. We classify inventory we do not expect to sell within 12 months of the balance sheet date as “Strategic Inventory,” a long-term asset.

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	June 30,	December 31,
	2018	2017
	(in thousands)
Government rebates	$11,435	$7,961
Accrued compensation	5,270	8,574
Income taxes payable	687	66
Legal fees	387	276
Professional fees	390	207
Accrued selling and marketing costs	301	208
Accrued manufacturing costs	69	955
Other	572	496
Total other accrued liabilities	$19,111	$18,743

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

3. Available-for-Sale Securities and Fair Value Measurements

Our available-for-sale securities included:

	Fair Value	Estimated Fair Value
	Hierarchy	June 30,	December 31,
	Level	2018	2017
		(in thousands)
Corporate bonds	Level 2	$37,309	$26,116
Commercial paper	Level 2	66,811	32,637
Asset-backed securities	Level 2	11,320	—
Repurchase agreements	Level 2	10,000	—
U.S. treasury securities	Level 1	24,809	14,210
Money market funds	Level 1	1,097	14,979
Total Marketable securities		$151,346	$87,942

Classified as:
Cash equivalents		$22,566	$14,979
Short-term marketable securities		128,780	57,682
Long-term marketable securities		—	15,281
Total marketable securities		$151,346	$87,942

The estimated fair value of marketable securities is based on quoted market prices for these or similar investments obtained from a commercial pricing service. The fair value of marketable securities classified within Level 2 is based upon inputs that may include benchmark yields, reported trades, broker/dealer quotes and issuer spreads. Our accumulated other comprehensive loss on our balance sheets consisted of net unrealized losses on available-for-sale investments of $0.1 million at June 30, 2018 and December 31, 2017, net of tax impact of $41,000 and $0, respectively.

As of June 30, 2018, all our marketable securities had original maturities of less than two years. The weighted-average maturity of our holdings was four months. None of our marketable securities changed from one fair value hierarchy to another during the three and six months ended June 30, 2018.

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

We recorded no interest expense for the three and six months ended June 30, 2018, compared to $0.1 million and $0.4 million for the three and six months ended June 30, 2017, respectively. Total accreted interest for the full term of the Financing Agreement was $15.0 million.

We capitalized $0.1 million of issuance costs related to the Financing Agreement, which we amortized over the term of the obligation. At June 30, 2018 and December 31, 2017, there were no unamortized issuance costs.

5. Commitments and Contingencies

Leases

In February 2016, we extended the lease for our office space through 2019 and added more space.  Effective May 1, 2016, we terminated our lease early and replaced it with a new one effective through March 31, 2019. On March 12, 2018, we amended that lease to add more space. Rent expense for each of the three months ended June 30, 2018 and 2017 was $0.3 million. Rent expense for the six months ended June 30, 2018 and 2017 was $0.6 million and $0.5 million, respectively.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

As of June 30, 2018, future minimum lease payments under non-cancelable operating leases were as follows:

Lease
Payments
2018 (remainder)	$691
2019	342
Thereafter	—
Total	$1,033

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

6. Stock Option Plans

We have two stock option plans – the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2012 Incentive Award Plan (the “2012 Plan”).  On February 7, 2018, our Board of Directors authorized a 4.6 million increase in the shares available for grant under the 2012 Plan pursuant to the annual increase provisions of the 2012 Plan.

During the six months ended June 30, 2018, we issued 1,300,000 shares of our common stock upon the exercise of stock options.

The following table summarizes our stock-based compensation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Research and development	$1,963	$850	$3,427	$1,503
Selling, general and administrative	4,054	2,355	7,544	4,403
Total stock-based compensation	$6,017	$3,205	$10,971	$5,906

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

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

The following table shows the computation of net income per share for each period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Numerator:
Net income	$18,196	$12,647	$35,655	$17,035
Denominator:
Weighted-average shares used to compute basic net income per share	115,492	113,249	115,189	113,059
Dilutive effect of employee stock options	12,023	9,762	12,421	9,112
Weighted-average shares used to compute diluted net income per share	127,515	123,011	127,610	122,171
Net income per share attributable to common stockholders
Basic	$0.16	$0.11	$0.31	$0.15
Diluted	$0.14	$0.10	$0.28	$0.14

On a weighted-average basis, 5.0 million and 3.9 million stock options outstanding during the three and six months ended June 30, 2018, respectively, compared to 4.1 million and 4.2 million stock options outstanding during the three and six months ended June 30, 2017 were excluded from the computation of diluted net income per share because including them would have reduced dilution.

The following table presents information on securities outstanding as of the end of each period that could potentially dilute the per share data:

	June 30,
	2018	2017
	(in thousands)
Stock options outstanding	22,983	21,306

8. Income taxes

We recorded an income tax expense of $3.0 million and $6.8 million for the three and six months ended June 30, 2018, respectively, compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2017.

Income tax expense for the three and six months ended June 30, 2018, was primarily attributed to the reduction of deferred tax assets of $2.5 million and $5.6 million, respectively, caused by our utilization of federal and state net operating losses and income tax expense of $0.5 million and $1.2 million, respectively, incurred in states where we have no net operating loss carryforwards to offset our tax obligations. Income tax expense for the three and six months ended June 30, 2017, reflects the income tax expense incurred in states where we have no net operating loss carryforwards to offset our tax obligations. We continue to maintain a valuation allowance for our California deferred tax assets.

Our effective tax rate differed from the federal statutory rate due to state income taxes and non-deductible stock-based compensation, which increased our tax expense, offset by research and development tax credits and the reduction in taxable income arising from the exercise of employee stock options during the reporting period.

Each quarter, we assess our ability to use our deferred tax assets to offset our expected federal and state taxable income. In the fourth quarter of 2017, we determined that it was more likely than not that we would generate sufficient taxable income to utilize our federal and state deferred tax assets in every state except California. We therefore included in our balance sheet the net value of all our deferred tax assets except those applicable to California. All tax years from Corcept’s inception remain open to examination by the Internal Revenue Service, the California Franchise Tax Board and other state taxing authorities.

The Tax Cuts and Jobs Act of 2017 (“Tax Act”), which became law on December 22, 2017, significantly changed the federal income tax law. Among other things, effective January 1, 2018, the new law reduced the corporate income tax rate from 35 percent to 21 percent, repealed the corporate alternative minimum tax, limited some business deductions, modified the maximum deduction of future net operating losses generated with no carryback but an indefinite carryforward provision and extended the compensation deduction limit applicable to certain highly-compensated executives of publicly traded companies to cover additional executive roles.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Accounting Standards Codification (ASC) 740, Income Taxes, requires companies to recognize the effect of tax law changes, such as those enacted by the Tax Act, in the period such changes take effect. We have adjusted our deferred taxes based on the reduction of the U.S. federal corporate tax rate from 35 percent to 21 percent and assessed the realizability of our deferred tax assets based on our current understanding of the new law.  As permitted by SEC Staff Accounting Bulletin 118, at December 31, 2017 our accounting for the impacts of the Tax Act was provisional. At June 30, 2018, there have been no changes in our accounting for provisional amounts. We will continue to assess the Tax Act’s impact for the rest of 2018, including its interpretation by regulatory authorities and the courts, and will adjust our disclosures and financial presentation as necessary.

9. Subsequent Events

On August 9, 2018, we announced that our Board of Directors approved a program to repurchase up to $100 million of the Company’s common stock (the “Stock Repurchase Program”).  Unless it is terminated or suspended prior to its expiration, the Stock Repurchase Program will remain in effect until June 30, 2019. The timing and amount of any repurchases pursuant to it will be determined based on market conditions, stock price and other factors. The Stock Repurchase Program does not require us to acquire any specific number of shares and it may be modified, suspended or discontinued at any time without notice.  Repurchases pursuant to the Stock Repurchase Program may be made through a variety of methods, including open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions or any combination of such methods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and accompanying notes in this report. Statements in this section are “forward-looking” within the meaning of the federal securities laws.  Forward-looking statements are subject to known and unknown risks and uncertainties that might cause actual results to differ materially from those the statements express or imply.  For a discussion of these risks and uncertainties, see “Forward-Looking Statements” included in “Risk Factors” in Part II, Item 1A of this Form 10-Q and the “Overview” and “Liquidity and Capital Resources” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have discovered three structurally distinct series of proprietary, selective cortisol modulators, all of which share mifepristone’s affinity for GR but, unlike mifepristone, do not bind to the progesterone receptor (“PR”) and do not cause effects arising from antagonism of progesterone activity, such as termination of pregnancy, endometrial thickening and vaginal bleeding.   We are conducting clinical trials of three of these compounds, including: (i) a Phase 2 trial of relacorilant to treat patients with Cushing’s syndrome; (ii) a Phase 1/2 trial of relacorilant combined with Celgene Corporation’s drug Abraxane® (nab-paclitaxel) to treat patients with a variety of solid tumors; (iii) a Phase 1/2 trial of CORT125281 combined with Pfizer Inc.’s androgen receptor antagonist Xtandi® (enzalutamide) to treat patients with castration-resistant prostate cancer (“CRPC”); and (iv) a Phase 1 trial in healthy subjects to assess the safety and tolerability of CORT118335, which we plan to develop for the treatment of non-alcoholic steatohepatitis (“NASH”) and antipsychotic-induced weight gain.

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

The United States Food and Drug Administration (“FDA”) has approved Korlym as a once-daily oral medication for the treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery.  The FDA has designated Korlym an “orphan drug” for the treatment of this indication.  Orphan drugs receive seven years of marketing exclusivity for the approved indication from the date of drug approval, as well as tax credits for certain clinical trial costs, marketing application filing fee waivers and assistance from the FDA in the drug development process.

Our orphan drug marketing exclusivity for Korlym to treat patients with Cushing’s syndrome expires in February 2019. We have four patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (known as the “Orange Book”) covering the use of Korlym in patients with Cushing’s syndrome.  One of these patents expires in 2028 and the others in 2036.

We sell Korlym exclusively in the United States, using experienced sales representatives targeting the endocrinologists and other physicians who care for patients with Cushing’s syndrome. We also reach patients directly through web-based initiatives and interactions with patient groups. Because many people who suffer from Cushing’s syndrome are undiagnosed or inadequately treated, we have developed and continue to refine and expand programs to educate physicians and patients about diagnosis of this syndrome and the role cortisol modulators can play in treating the disease. In addition, we have a field-based force of medical science liaisons.

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

Relacorilant to Treat Patients with Cushing’s Syndrome. We have completed enrollment in a 35 patient, Phase 2 trial of our proprietary, selective cortisol modulator, relacorilant, to treat patients with Cushing’s syndrome.  Relacorilant shares Korlym’s affinity for GR.  Unlike Korlym, it has no affinity for PR and so does not cause the effects associated with PR affinity, including endometrial thickening and vaginal bleeding.

The trial is open label and is being conducted at sites in the United States and Europe.  The first seventeen patients to enroll in the trial were assigned to a “low-dose” cohort. Results from the low-dose cohort were positive, including statistically significant improvements in glucose tolerance and serum osteocalcin (a marker of bone growth that is suppressed in Cushing’s syndrome).  Forty-five percent of the patients with uncontrolled hypertension exhibited a five millimeter or greater reduction in systolic or diastolic blood pressure.  As expected, patients in the low-dose cohort experienced no progesterone-related side effects.  There were no discontinuations due to drug-related adverse events and no serious adverse events. The final 18 patients receive higher doses of relacorilant. Testing of this “high-dose” cohort is ongoing.

We plan to start a Phase 3 trial this year.

FKBP5 Gene Expression Assay.  The blood tests available to physicians to diagnosis patients with hypercortisolism and optimize their treatment are imprecise and often fail to identify patients with less severe manifestations of the disease. We have developed an assay to measure expression of the gene FKBP5, which is stimulated by cortisol activity, and have completed analytical validation pursuant to the Clinical Laboratory Improvement Amendments (“CLIA”). We believe this assay will enable physicians to more easily identify new patients with hypercortisolism and better treat those already in their care.

Oncology

Many types of solid tumors express GR and are potential targets for cortisol modulation therapy, among them pancreatic, ovarian, castration-resistant prostate, triple-negative breast, cervical and vulvar cancers, as well as sarcoma and melanoma.

Relacorilant to Treat Patients with Solid-Tumors.  We are conducting a Phase 1/2 open label trial of Abraxane in combination with relacorilant to treat solid tumors. As we identify indications of clinical activity in a particular tumor-type, we will further test the combination’s efficacy and safety in expansion cohorts of approximately 20 patients.  Based on promising data generated in the initial, dose-finding portion of this trial, we have opened expansion cohorts in patients with pancreatic cancer. We continue to explore opening cohorts in patients with other solid tumors, including triple-negative breast cancer. We may also initiate trials that evaluate relacorilant with other cancer therapies as a treatment for solid tumors, including immunotherapy.

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

We have begun dosing patients at sites in the United States and Europe in an open label, Phase 1/2 trial of our proprietary, selective cortisol modulator CORT125281 combined with Xtandi in patients with metastatic CRPC.

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

CORT118335 also prevents and reverses non-alcoholic fatty liver disease and liver fibrosis in animal models.  We conducted these pre-clinical studies in response to data suggesting that cortisol modulation with Korlym played a role in reversing fatty liver disease in patients with Cushing’s syndrome.  Fatty liver disease is a precursor to NASH.

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

The United States Patent & Trademark Office (“USPTO”) has issued us nine composition of matter patents covering our selective cortisol modulators and 28 method of use patents covering the use of cortisol modulators to treat a wide range of serious disorders, including Cushing’s syndrome. We have exclusively licensed three U.S. method of use patents from Stanford University and five method of use patents from the University of Chicago. We also own an extensive portfolio of patents in countries around the world.  We have applied, and will continue to apply, for U.S. and foreign patents covering the composition and method of use of our product candidates.

Results of Operations

Net Product Revenue – Net product revenue is gross product revenue from sales to our customers less deductions for estimated government rebates.

Net product revenue was $62.3 million and $120.0 million for the three and six months ended June 30, 2018, respectively, as compared to $35.6 million and $63.2 million in the corresponding periods in 2017. These increases were primarily due to the sale of more Korlym tablets.  A price increase effective in January 2018 accounted for approximately 14.0 percent and 11.1 percent of the increases in net revenue for the three and six months ended June 30, 2018, respectively.

Cost of sales – Cost of sales includes the cost of API, tableting, packaging, personnel, overhead, stability testing and distribution.

Cost of sales was $1.2 million and $2.3 million for the three and six months ended June 30, 2018, respectively, compared to $0.8 million and $1.4 million for the corresponding periods in 2017. For each of the three and six months ended June 30, 2018, cost of sales was 1.9 percent of net product revenue, compared to 2.2 percent in each of the corresponding periods of 2017. Cost of sales as a percentage of revenue declined due to lower manufacturing costs and an increase in the price of Korlym. The dollar value of our cost of sales increased in both periods due to greater sales unit volumes.

Research and development expenses – Research and development expenses include the cost of (1) retaining and compensating development personnel, (2) clinical trials, (3) discovery research and pre-clinical studies, (4) drug product for use in clinical trials and to support regulatory submissions, (5) the development of drug formulations and manufacturing processes and (6) regulatory activities.

Research and development expenses increased to $20.5 million for the three months ended June 30, 2018 compared to $7.9 million for the comparable period in 2017. Research and development expenses increased to $37.6 million for the six months ended June 30, 2018 compared to $15.1 million for the comparable period in 2017. These increases were due to the clinical advancement of relacorilant and the pre-clinical and clinical development of CORT118335 and CORT125281.

Below is a summary of our research and development expenses by major project:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Project	(in thousands)		(in thousands)
Development programs:
Oncology	$3,306	$1,238	$6,707	$2,579
Cushing's syndrome	5,876	1,933	10,021	3,384
Pre-clinical selective cortisol modulators	7,435	2,747	13,977	5,400
Unallocated activities, including pre-clinical, manufacturing and regulatory activities	1,963	1,108	3,461	2,186
Stock-based compensation	1,963	850	3,427	1,503
Total research and development expense	$20,543	$7,876	$37,593	$15,052

Research and development expenses in 2018 and thereafter will depend on the outcomes of our pre-clinical and clinical trials and our development plans. We expect research and development spending for 2018 to be higher than it was in 2017 as our programs advance and we begin new ones.

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

Selling, general and administrative expenses for the three months ended June 30, 2018 increased to $20.0 million, from $14.1 million for the comparable period of 2017. Selling, general and administrative expenses for the six months ended June 30, 2018 increased to $38.4 million, from $29.2 million for the comparable period in 2017. These increases were driven primarily by increased compensation expenses for the expanded sales force as well as volume-related pharmacy and other distribution costs.

We expect that selling, general and administrative expenses will be higher in 2018 than in 2017 due to the increased scope of our commercial and clinical activities. Selling, general and administrative activities in 2018 and future years will depend on the cost and scope of our commercial and clinical development efforts.

Interest and other income (expense) – Interest and other income (expense) for the three and six months ended June 30 2018 was $0.6 million and $0.9 million, respectively, compared to $(0.1) million and $(0.3) million for the comparable periods in 2017. For the three and six months ended June 30, 2018, interest and other income primarily consisted of interest income from marketable securities. For the three and six months ended June 30, 2017, interest and other expense primarily consisted of interest expense arising from the Biopharma Financing Agreement. We extinguished our obligations under the Financing Agreement in July 2017.

Income tax expense – Income tax expense for the three and six months ended June 30, 2018 was $3.0 million and $6.8 million compared to $0.1 and $0.2 million for the three and six months ended June 30, 2017, respectively, primarily due to reduction of our deferred tax assets through the utilization of net operating loss carryovers during the first half of 2018. For the three and six months ended June 30, 2018, $2.5 million and $5.6 million, respectively, of our income tax expense was offset by a reduction of deferred tax assets. The remaining $0.5 million and $1.2 million, respectively, represents income tax expense in states where we have no net operating loss carryforwards.

Liquidity and Capital Resources

At June 30, 2018, we had an accumulated deficit of $157.5 million. Since 2012, we have relied on revenues from the sale of Korlym and proceeds from the sale of common stock and the now repaid Financing Agreement with Biopharma to fund our operations.

Based on our current plans, which include fully funding our Cushing’s syndrome commercial operations, conducting Phase 2 and Phase 3 trials of relacorilant in both Cushing’s syndrome and solid tumors, the development of CORT125281 to treat patients with CRPC and CORT118335 to treat patients with antipsychotic-induced weight gain and NASH, we expect to fund our operations without needing to raise additional funds, although we may choose to raise additional funds to finance our strategic priorities or for other reasons.  If we were to raise funds, equity financing would be dilutive to stockholders. Debt financing, if available, could involve restrictive covenants.  Funds raised through collaborations with other companies may require us to relinquish certain rights in our product candidates.

At June 30, 2018, we had cash, cash equivalents and marketable securities of $160.0 million, consisting of cash and cash equivalents of $31.2 million and marketable securities of $128.8 million, compared to cash and cash equivalents of $31.1 million and marketable securities of $73.0 million at December 31, 2017. Net cash provided by operating activities for the six months ended June 30, 2018 was $49.6 million, compared to $25.1 million for the six months ended June 30, 2017 primarily due to higher sales volumes and receipt of $12.9 million from Dohmen. Net cash used in investing activities for the six months ended June 30, 2018 was $55.5 million, primarily due to net purchases of marketable securities, compared to $34.4 million for the six months ended June 30, 2017. Stock option exercises provided $6.0 million for the six months ended June 30, 2018, compared to $1.8 million for the comparable period of 2017. We made no payments under the Biopharma Financing Agreement during the six months ended June 30, 2018, compared to $10.5 million during the six months ended June 30, 2017. We extinguished our obligations under the Financing Agreement in July 2017. No further payments are due.

The cash in our bank accounts and our marketable securities could be affected if the financial institutions holding them were to fail or be subject to adverse conditions in the financial markets. We have never experienced a loss or lack of access to cash.

Contractual Obligations and Commercial Commitments

Our contractual payment obligations and purchase commitments as of December 31, 2017 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, and have not changed materially during the six months ended June 30, 2018.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

We have prepared our financial statements in accordance with GAAP, which requires us to make estimates regarding our assets, liabilities and expenses. We base our estimates on assumptions we believe to be reasonable. Actual results may differ if our assumptions are incorrect or the conditions in which we do business change in ways we did not anticipate. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. During the six months ended June 30, 2018, we implemented internal controls in connection with our adoption of ASC Topic 606. There were no other changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks as of June 30, 2018 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.  They have not changed materially during the six months ended June 30, 2018.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures provide a reasonable level of assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and (ii) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, so as to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that our disclosures are accurate and timely.

Changes in internal control over financial reporting.  Our Chief Financial Officer and other members of management have evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2018 and concluded that there was no change during the quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Teva ANDA Litigation.

In February 2018, we received a Paragraph IV Notice Letter (“Notice Letter”) advising us that Teva Pharmaceuticals USA, Inc. (“Teva”) had submitted an Abbreviated New Drug Application (“ANDA”) to the FDA seeking authorization to manufacture, use or sell a generic version of Korlym in the United States.

The Notice Letter contains Paragraph IV certifications against two of our patents related to Korlym, U.S. Patent No. 8,921,348 (the “‘348 patent”) and U.S. Patent No. 9,829,495 (the “495 patent”), which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (referred to as the “Orange Book”). The Notice Letter alleges that the ‘348 patent with an expiration date in August 2028 and the ‘495 patent with an expiration date in August 2036 will not be infringed by Teva’s proposed product, are invalid and/or are unenforceable. On March 15, 2018, we filed a lawsuit in the U.S. District Court for the District of New Jersey against Teva for infringement of these patents.  On June 15, 2018, Teva moved to dismiss our complaint.  On July 6, 2018 we amended our complaint to include, among other things, the alleged infringement of another Orange Book patent related to Korlym, U.S. Patent No. 9,943,526, with an expiration date in April 2036. On July 27, 2018, Teva moved to dismiss our amended complaint. We will oppose Teva’s motion.

In accordance with the Hatch-Waxman Act, as a result of having filed a timely lawsuit against Teva, FDA approval of Teva’s ANDA will be stayed until the earlier of (i) 30 months from our receipt of Teva’s Notice Letter or (ii) the date of a District Court decision finding that both the ‘348 patent and the ‘495 patent are invalid, unenforceable or not infringed. We will vigorously enforce our intellectual property rights relating to Korlym, but we cannot predict the outcome of this matter.

In addition to the Teva ANDA litigation described above, we are involved from time to time in other legal proceedings arising in the ordinary course of business. Although the outcome of any pending matters, and the amount, if any, of our ultimate liability with respect to them cannot be predicted with certainty, we do not believe that the ultimate outcome of such matters will have a material adverse effect on our business, financial position or results of operations.

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

For the foreseeable future, our ability to generate revenue and fund our commercial operations and development programs will be solely dependent on the sale of Korlym. Physicians will prescribe Korlym only if they determine that it is preferable to other treatments, even if those treatments are not approved for Cushing’s syndrome. Because Cushing’s syndrome is rare, most physicians are inexperienced in the care of patients with the illness and it may be difficult to persuade them to prescribe Korlym.

Many factors could limit our Korlym revenue, including:

•	the preference of some physicians for long-standing off-label treatments for Cushing’s syndrome, such as ketoconazole;
•	competition from non-medical treatments, such as surgery and radiation;
•	the potential introduction of a generic version of Korlym, including by Teva if it is successful in its ANDA submission;
•	negative publicity and political concerns about Korlym, RU-486, Mifeprex® or mifepristone;
•	the lack of availability of private and government insurance coverage; and
•	rapid technological change that makes Korlym obsolete.

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

Strongbridge Biopharma plc (“Strongbridge”) has received orphan drug designation in the United States and the EU for the use of the cortisol synthesis inhibitor levoketoconazole to treat Cushing’s syndrome and is conducting Phase 3 trials in Europe and the United States for this indication.  Levoketoconazole is an enantiomer of the generic anti-fungal medication that is sometimes prescribed off-label to treat patients with Cushing’s syndrome.

If generic products that compete with Korlym or any future Corcept product are approved and launched, our business, financial position or results of operations would be adversely affected.

Although Korlym is covered by patents covering its method of use, including its use to treat patients with Cushing’s syndrome, we cannot assure you that third parties will not attempt to invalidate or design around the patents, or assert that they are invalid or otherwise unenforceable, and introduce generic equivalents of Korlym or any future products. In February 2018, we received notice that Teva had filed an ANDA requesting approval to market a generic version of Korlym. The Paragraph IV Notice Letter certified that our patents listed in the Orange Book for Korlym at the time Teva filed its ANDA are invalid, unenforceable or will not be infringed by Teva’s proposed generic product. Corcept has filed suit against Teva in Federal District Court defending its patents, triggering the statutory automatic 30-month stay of FDA approval, beginning as of the date we received the Notice Letter. Litigation to enforce or defend intellectual property rights is complex, costly and involves significant commitments of management time. If our Orange Book listed patents are successfully challenged by Teva or any other party and a generic version of Korlym is approved, the sale of Korlym tablets and their price could decline materially.

In addition, after orphan drug exclusivity for Korlym in the United States for the treatment of Cushing’s syndrome expires in February 2019, other companies could attempt to introduce generic equivalents of these products if they do not infringe our patents or can demonstrate that our patents are invalid or unenforceable. After the introduction of a generic competitor, a significant percentage of the prescriptions written for a product may be filled with the generic version, resulting in a loss in sales of the branded product and reducing its price. Generic competition for Korlym or our future products could have a material adverse effect on our sales, results of operations and financial condition.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future.  For example, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers or manufacturers of pharmaceuticals or medical devices. On October 12, 2017, President Trump signed another Executive Order directing federal agencies to expand access to alternative health plans and health reimbursement arrangements, and the U.S. Department of Health and Human Services announced that it would immediately cease making Cost-Sharing Reduction (“CSR”) payments to issuers of qualified health plans. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the PPACA. In addition, CMS has proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the PPACA for plans sold through such marketplaces. Further, each chamber of Congress has put forth multiple bills designed to repeal or repeal and replace portions of the PPACA. Most recently, the Tax Cuts and Jobs Acts was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. At this time, the full effect that the PPACA, the Executive Orders, the halting of CSR payments and any subsequent legislation would have on our business remains unclear. Any new limitations on, changes to, or uncertainty with respect to the ability of individuals to enroll in governmental reimbursement programs or other third-party payor insurance plans could impact demand for Korlym, which in turn could affect our ability to successfully develop and commercialize our products.

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

We have no manufacturing or pharmacy capabilities and depend on third party vendors to manufacture Korlym’s active ingredient, form it into tablets, package it, and dispense it to patients. We also depend on third-party suppliers to manufacture the API and capsules or tablets for relacorilant, CORT118335, CORT125281 and our other product candidates. If these suppliers become unable or unwilling to perform these functions and we cannot transfer our business to qualified replacement vendors in a timely manner, our business will be harmed.

A single third-party manufacturer, PCAS, supplies the API in Korlym. Another third-party manufacturer, Alcami, produces and bottles our Korlym tablets. Our agreements with PCAS and Alcami automatically renew and can be terminated by either party, subject to notice provisions. We also rely on a single manufacturer of relacorilant’s API. Our agreement with this manufacturer has a five-year term, which can be terminated by us, subject to notice provisions.  The manufacturer can terminate the agreement upon our bankruptcy or insolvency or uncured material breach, subject to notice provisions. A single specialty pharmacy, Optime Care, Inc. (“Optime”), dispenses the Korlym we sell directly to patients and collects payments from insurers and other third-party payers with respect to those sales, which represent approximately 99 percent of our revenue. If Optime fails to adhere to its agreements with third-party payers, it may not be able to collect some or all of the payments due to us. Our agreement with Optime has a five-year term and renews upon the written consent of both parties subject to the ability of either party to terminate upon material breach by either party or bankruptcy or insolvency. We may terminate the agreement for convenience. If any of these vendors is unable or unwilling to meet our requirements, we may not be able to manufacture or dispense our product in a timely manner. We cannot assure you that our vendors will manufacture Korlym and our product candidates on a timely basis in the quantities that we require or otherwise maintain their contracts with us. If they fail to do so, we may exhaust our Korlym or product candidate inventory and not be able to generate revenue or advance our clinical development programs in a timely manner. In addition, identifying replacement vendors and transitioning our business to them would be time-consuming, complex and expensive, and failure to do so efficiently and in a timely manner would harm our business.

The facilities used by our vendors to manufacture and package Korlym and our product candidates must be approved by the FDA and, in some cases, the European Medicines Agency (“EMA”). We do not control the manufacturing activities of our contract manufacturing partners and are completely dependent on them for compliance with the regulatory requirements known as current good manufacturing practices (“cGMPs”). If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict requirements of the FDA or others, they will not be able to maintain regulatory approval for their manufacturing facilities. We have no control over whether our contract manufacturers maintain adequate quality control and hire qualified personnel. If the FDA, EMA or other regulatory authority does not approve these facilities for the manufacture of our products or if a necessary approval is withdrawn, we may need to find alternative manufacturing facilities, which would be expensive and could significantly hamper our ability to develop, obtain regulatory approval for and market our products. In addition, sanctions could be imposed on us, including fines, injunctions, civil penalties, failure of regulators to approve our product candidates, delays, suspensions or withdrawals of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business.

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

We are subject to ongoing obligations and continued regulatory review by the FDA and other regulatory authorities in the United States and other countries with respect to the research, testing, manufacturing, labeling, distribution, adverse event reporting, storage, selling, advertising, promotion, recordkeeping and marketing of products. These requirements include submissions of safety information, annual updates on manufacturing activities and continued compliance with FDA regulations known as cGMPs, current good laboratory practices (“cGLPs”) for any nonclinical studies we conduct and current good clinical practices (“cGCPs”) for any clinical studies we conduct. The FDA enforces these regulations through periodic inspections of us and the laboratories, manufacturers and clinical sites we use.  Foreign regulatory authorities have comparable requirements and enforcement mechanisms.  Discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency or with our third-party manufacturers or manufacturing processes, or failure to comply with FDA and applicable foreign and U.S. regulatory requirements, may subject us to substantial civil and criminal penalties, injunctions, holds on clinical trials, product seizure or detention, refusal to permit the import or export of products, restrictions on product marketing, withdrawal of the product from the market, voluntary or mandatory product recalls, total or partial suspension of production, refusal to approve pending NDAs or supplemental NDAs, and suspension or revocation of product approvals.

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

The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been definitively interpreted by the regulatory authorities or the courts and their provisions are open to a variety of interpretations. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under them, it is possible that some of our business activities, including our relationships with physicians and other healthcare providers (some of whom recommend, purchase and/or prescribe our products) and the manner in which we promote our products, could be subject to challenge. We are also exposed to the risk that our employees, independent contractors, principal investigators, consultants, vendors, distributors, and Contract Research Organizations (“CROs”) may engage in fraudulent or other illegal activity. Although we have policies and procedures prohibiting such activity, it is not always possible to identify and deter misconduct and the precautions we take may not be effective in controlling unknown risks or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with applicable laws and regulations.

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

We are subject to government regulation and other legal obligations relating to privacy and data protection. Compliance with these requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data. The failure to comply with such requirements could have a material adverse effect on our business.

As we receive, collect, process, use and store personal and confidential data, we are subject to subject to diverse laws and regulations relating to data privacy and security, including, in the United States, HIPAA, and, in the EU and shortly in the European Economic Area (EEA), Regulation 2016/679, known as the General Data Protection Regulation(“GDPR”). Compliance with these privacy and data security requirements is rigorous and may increase our cost of doing business. Despite our best efforts, we may be subject to fines and penalties, litigation and reputational harm, which could materially and adversely affect our business, financial condition and results of operations.

In addition, the regulatory framework for the receipt, collection, processing, use, safeguarding, sharing and transfer of personal and confidential data is rapidly evolving and is likely to remain uncertain for the foreseeable future as new global privacy rules are being enacted and existing ones are being updated and strengthened. For example, on May 25, 2018, the GDPR, took effect in Europe. GDPR mandates new requirements for the use and safeguarding of personal data in the EU and applies to companies established in the EU as well as companies that collect and use personal data to offer goods or services to, or monitor the behavior of, individuals in the EU (including via clinical trials). Penalties for failure to comply with GDPR are significant, including fines of up to €20 million or 4% of total worldwide annual revenue, whichever is higher. Data protection authorities in some of the EU member states have not completed their interpretative guidance and implementing laws regarding GDPR, which makes compliance difficult.  In addition, the data protection authorities of the different EU countries may interpret the regulation differently. Both national and EU guidance are likely to be updated from time to time, which will add complexity and cost to our collection and handling of data.

While we have updated our applicable policies and procedures and are working with our vendors to ensure compliance with the new regulation, if we or our vendors or partners fail to comply with GDPR or other applicable data privacy laws, or if the data protection measures and disclosures we or our vendors undertake are not considered adequate, we could be subject to government enforcement actions and substantial penalties and fines, which could harm our business.

Recent U.S. tax legislation may materially adversely affect our results of operations, financial condition and cash flows.

Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations, including reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, revising the rules governing net operating losses and foreign tax credits, and introducing new anti-base erosion provisions. Many of these changes became effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often use federal taxable income as a starting point for computing state and local tax liabilities.

A catastrophic disaster could damage our own or our manufacturers’ facilities and equipment, which could require us to cease or curtail operations.

Our business is vulnerable to damage from various types of natural disasters or other disruptive events, including earthquakes, fires, floods, power losses and communications failures. Our headquarters are located in the San Francisco Bay Area, which is earthquake-prone. Our specialty pharmacy is located in an area that is subject to severe weather conditions. Political considerations relating to mifepristone put us and our manufacturers at increased risk for terrorist attacks, protests or other disruptive events. If a disaster or similar event were to occur, we might not be able to operate our business or our manufacturers might not be able to produce or dispense Korlym or our product candidates. Our insurance may not cover or be adequate to cover losses resulting from disasters or other business interruptions.

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

During the clinical development of a product candidate, we may decide, or the FDA or other regulatory authorities may require us, to conduct more pre-clinical or clinical studies than we had planned, which could delay or prevent the completion of our development program and increase its cost. Even if we conduct all of the clinical trials and supportive studies that we consider appropriate, we may not receive regulatory approval of a product candidate.

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

We may seek to commercialize our products in international markets on our own or with the help of partners. Outside the United States, we may commercialize a product only if we receive a marketing authorization and, in many cases, pricing approval, from the appropriate regulatory authorities, whose approval processes include all of the risks associated with the FDA’s approval process, and, in some cases, additional risks. The approval procedure varies among countries and can involve conducting additional pre-clinical or clinical studies.  The time required to obtain approval may differ from that required to obtain FDA approval. Although approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by others, failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our product candidates in any foreign market. Although we have received orphan drug designation in the EU of Korlym to treat patients with Cushing’s syndrome, we do not plan to seek any foreign approvals for that product.

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

We only have significant clinical and commercial experience with mifepristone, the active ingredient in Korlym, and we may determine that mifepristone is not desirable for uses other than for the treatment of patients with Cushing’s syndrome. The compounds developed pursuant to our early discovery, preclinical and clinical research programs may fail to become approved medications, regardless of how much time and money we spend on their development. After a product candidate is identified, we may abandon further development efforts after expending significant expense and time due to financial constraints, concerns over safety or efficacy, marketing considerations, manufacturing difficulties or other reasons.  If we are unable to successfully discover and commercialize new uses for cortisol modulators, we may be unable to generate sufficient revenue to support our operations.

We will need to increase the size of our organization and we may experience difficulties in managing growth.

Our commercial and research and development efforts are constrained by our administrative, operational and management resources. Growth will impose significant added responsibilities on members of management, including the need to recruit and retain additional employees. To date, we have relied on a small management team. Our future financial performance and our ability to compete effectively will depend on our ability to manage growth effectively.  To that end, we must:

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

Risks Related to Our Capital Needs and Financial Results

We may need additional capital to fund our operating plans, including our clinical development programs, or for strategic reasons. Such capital may not be available on acceptable terms or at all.

We are dependent on revenue from the sale of Korlym to fund our development programs.  If our Korlym revenues decline or fail to grow, we may need to raise funds to support our operating plans, including our research and development activities, or we may choose to raise funds for strategic or other reasons.  We cannot be certain that additional funding will be available on acceptable terms or at all.  Equity financing would cause dilution. Debt financing, if available, may involve restrictive covenants. If we obtain funds through collaborations with other companies, those arrangements may be on unfavorable terms or may require us to relinquish certain rights to Korlym or our product candidates. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or we may be required to discontinue operations.

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

Risks Relating to Our Intellectual Property

If Korlym or our other product candidates infringe the patents of others or if we become involved in additional intellectual property disputes, we may have to engage in further costly litigation or obtain a license or may be barred from commercializing our product candidates or Korlym for a new indication.

Our success depends on our ability to obtain and maintain adequate patent protection for the composition of our proprietary, selective cortisol modulators and their methods of use and the use of Korlym to treat Cushing’s syndrome, TNBC, CRPC and other disorders. Patents in the pharmaceutical industry are highly uncertain, involve complex legal and factual questions and are the subject of very costly litigation. If we do not adequately protect our intellectual property, competitors may erode our competitive advantage. Our patent applications and patents licensed or issued to us may be challenged by third parties in court and in administrative proceedings.  Responding to such challenges is costly, time-consuming and the outcomes are uncertain.

We are currently defending certain of our patents in two separate proceedings.  In March 2018, in response to the Teva ANDA submission, we filed a lawsuit in the U.S. District Court for the District of New Jersey against Teva for infringement of our patents covering the use of Korlym. The outcome of this lawsuit is uncertain and is likely to be costly and require substantial commitments of management time.  Please see the discussion of this matter under Part II, Item 1. Legal Proceedings above.  In addition, on August 2, 2018, Neptune Generics, LLC (“Neptune”) submitted a petition for Inter Partes Review (“IPR”) at the U.S. Patent Trial and Appeal Board (“PTAB”) of U.S. Patent No. 8,921,348 (the “‘348 patent”), which covers certain methods of using Korlym. If the PTAB agrees to institute Neptune’s IPR, it may find grounds to revoke the ‘348 patent or some of its claims.

Our products and product candidates may also give rise to claims that our patents or the patents we have licensed infringe the rights of others, which may cause us to engage in costly litigation. If it is determined that our product candidates infringe others’ patent rights, we may be required to obtain licenses to those rights. If we fail to obtain licenses when necessary, we may have to delay commercializing our product candidates while we attempt to design around the infringed patent. We could fail and may be unable to commercialize our product candidates. If we become involved in intellectual property litigation, we are likely to incur considerable costs. We do not believe that we infringe any patents or other proprietary rights. We are not obligated to pay royalties relating to the use of intellectual property except to Stanford University and the University of Chicago.  To maintain the exclusive license to these patents, we must make milestone and royalty payments to both universities. If we do not comply with our obligations under our licenses, we may lose the right to commercialize cortisol modulators, including mifepristone, for the treatment of psychotic depression, cocaine-induced psychosis, early dementia, TNBC and CRPC.

In addition, our presently pending and future patent applications may not issue as patents, and any patent issued to us may be challenged, invalidated, held unenforceable or circumvented. Our patent claims may not prevent third parties from producing competing products. The foreign countries in which we may someday operate may not protect our intellectual property to the extent of the laws of the United States. If we fail to obtain adequate patent protection in other countries, our competitors may produce competing products in those countries based on our technology, which would impair our ability to succeed.

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

We cannot assure you that an active trading market for our common stock will exist at any particular time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. During the 52-week period ended August 3, 2018, our average daily trading volume was approximately 1,579,796 shares and the intra-day sales prices per share of our common stock on The Nasdaq Capital Market ranged from $12.50 to $25.96. As of August 3, 2018, our officers, directors and principal stockholders beneficially owned approximately 15 percent of our common stock.

Our stock price, like the stock price of many biotechnology companies, sometimes experiences extreme price and volume fluctuations that are unrelated or disproportionate to our operating performance or prospects. This volatility may significantly reduce the market price of our common stock. Securities class action litigation is often instituted against companies following periods of stock market volatility. If instituted against us, such litigation could result in substantial costs and divert management’s attention from more productive efforts.

The price of our common stock can fluctuate rapidly and widely in response to a variety of factors, including:

•	actual or anticipated variations in our operating results, or changes to any public guidance we have provided;
•	actual or anticipated timing and results of our clinical trials;
•	changes in the expected or actual timing of our competitors’ potential development programs, including the announcement of ANDA filings seeking approval to market generic versions of Korlym;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	changes in estimates or recommendations by securities analysts or the failure of our performance to meet the published expectations of those analysts or any public guidance we have provided;
•	purchases or sales of our common stock by our officers, directors or stockholders;
•	actual or anticipated regulatory approvals of our product candidates or of competing products;
•	changes in laws or regulations applicable to our product candidates or our competitors’ products;

•	announcements of technological innovations by us, our collaborators or our competitors;
•	our cash and short-term investment position;
•	trading volume of our common stock;
•	conditions or trends in the biotechnology and pharmaceutical industries, including the market valuations of companies similar to Corcept;
•	general market and economic conditions;
•	additions or departures of key personnel;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments; and
•	additional financing activities.

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

The market for our common stock may be affected by the reports financial analysts publish about us. If one of the analysts covering us downgrades our stock, its price could decline rapidly and significantly. Securities analysts covering our common stock may discontinue coverage.  A lack of research coverage may adversely affect our stock price.

Sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Sales of a substantial number of shares of our stock in the public market could reduce its price. As additional shares of our stock become available for resale in the public market, whether by the exercise of stock options by employees or directors or because of an equity financing by us, the supply of our stock will increase, which could cause its price to fall. Substantially all of the shares of our stock are eligible for sale, subject to applicable volume and other resale restrictions under securities law.

Our officers, directors and principal stockholders, acting as a group, could significantly influence corporate actions.

As of August 3, 2018, our officers and directors beneficially owned approximately 15 percent of our common stock. Acting together, these stockholders could significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling stockholders.

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

101

The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three-month and six-month periods ended June 30, 2018 and 2017, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three-month and six-month periods ended June 30, 2018 and 2017, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date: August 9, 2018	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D. Chief Executive Officer

Date: August 9, 2018	/s/ G. Charles Robb
G. Charles Robb
Chief Financial Officer