Form 10-Q
period 2018-09-30
CORCEPT THERAPEUTICS INC
filed 2018-11-02
CIK 1088856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On October 30, 2018, there were 115,471,798 shares of common stock outstanding at a par value of $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,	December 31,
	2018	2017
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$33,894	$31,062
Short-term marketable securities	161,300	57,682
Trade receivables, net of allowances	19,360	15,300
Other receivable	—	12,896
Inventory	5,362	4,576
Prepaid expenses and other current assets	4,275	2,669
Total current assets	224,191	124,185
Strategic inventory	7,360	3,800
Property and equipment, net of accumulated depreciation	540	518
Long-term marketable securities	1,481	15,281
Other assets	53	50
Deferred tax assets, net	66,126	76,703
Total assets	$299,751	$220,537
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,922	$8,579
Accrued clinical expenses	5,392	2,247
Other accrued liabilities	20,892	18,743
Total current liabilities	40,206	29,569
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock	—	—
Common stock	116	115
Additional paid-in capital	408,154	384,074
Treasury stock	(8,904)	—
Accumulated other comprehensive loss	(77)	(75)
Accumulated deficit	(139,744)	(193,146)
Total stockholders’ equity	259,545	190,968
Total liabilities and stockholders’ equity	$299,751	$220,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Product revenue, net	$64,445	$42,763	$184,416	$105,921
Operating expenses:
Cost of sales	1,308	976	3,636	2,397
Research and development	18,860	11,693	56,453	26,745
Selling, general and administrative	21,308	16,471	59,729	45,621
Total operating expenses	41,476	29,140	119,818	74,763
Income from operations	22,969	13,623	64,598	31,158
Interest and other income (expense)	759	86	1,615	(237)
Income before income taxes	23,728	13,709	66,213	30,921
Income tax (expense) benefit	(5,981)	48	(12,811)	(129)
Net income	$17,747	$13,757	$53,402	$30,792
Other comprehensive income (loss):
Net unrealized income (loss) on available-for-sale investments, net of tax impact of $(16), $0, $25 and $0, respectively	50	3	(77)	(14)
Total comprehensive income	$17,797	$13,760	$53,325	$30,778

Basic net income per share	$0.15	$0.12	$0.46	$0.27

Diluted net income per share	$0.14	$0.11	$0.42	$0.25

Weighted-average shares outstanding used in computing net income per share
Basic	115,798	113,603	115,394	113,242
Diluted	126,159	125,651	127,167	123,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$53,402	$30,792
Adjustments to reconcile net income to net cash generated from operations:
Stock-based compensation	17,481	9,529
Deferred income taxes	10,602	—
Accretion of interest (income) expense	(1,020)	456
Amortization of debt financing costs	—	14
Depreciation and amortization of property and equipment	163	58
Changes in operating assets and liabilities:
Trade receivables	(4,060)	(2,012)
Other receivable	12,896	(12,965)
Inventory	(4,346)	(344)
Prepaid expenses and other current assets	(1,606)	(1,122)
Other assets	(3)	—
Accounts payable	5,343	3,922
Accrued clinical expenses	3,145	425
Other accrued liabilities	2,149	7,299
Net cash provided by operating activities	94,146	36,052
Cash flows from investing activities:
Purchases of property and equipment	(185)	(390)
Proceeds from maturities of marketable securities	88,500	12,474
Purchases of marketable securities	(177,325)	(58,092)
Cash used in investing activities	(89,010)	(46,008)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options, net of issuance costs	6,600	4,614
Repurchase of common stock	(8,904)	—
Payments related to debt obligation	—	(15,134)
Net cash used in financing activities	(2,304)	(10,520)
Net increase (decrease) in cash and cash equivalents	2,832	(20,476)
Cash and cash equivalents, at beginning of period	31,062	51,536
Cash and cash equivalents, at end of period	$33,894	$31,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Corcept Therapeutics Incorporated was incorporated in the State of Delaware in May 1998, and our headquarters are located in Menlo Park, California. We are a pharmaceutical company engaged in the discovery, development and commercialization of medications that treat severe metabolic, oncologic and psychiatric disorders by modulating the effect of the stress hormone cortisol. In 2012, the United States Food and Drug Administration (“FDA”) approved our first product, Korlym® (“mifepristone”) 300 mg tablets, as a once-daily oral medication for treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. We have discovered and patented three structurally distinct series of selective cortisol modulators, consisting of more than 500 compounds and are developing compounds from these series to treat a broad range of disorders.

Basis of Presentation

We have prepared the September 30, 2018 balance sheet and statements of comprehensive income and cash flows for the three and nine months ended September 30, 2018 and 2017 in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (which in the applicable periods consist only of normal, recurring adjustments) have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to expect for the remainder of 2018 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K. The December 31, 2017 balance sheet was derived from audited financial statements at that date.

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

We classify inventory we do not expect to sell or use in clinical studies within 12 months of the balance sheet date as strategic inventory, a noncurrent asset.

Debt Obligation

Under an agreement with Biopharma (the “Biopharma Financing Agreement” or the “Financing Agreement”), we made payments each quarter equal to 20 percent of our Korlym sales in the quarter.  Accounting for the Financing Agreement required us to estimate the amount of each future quarterly payment and the accretion of interest expense.   We extinguished our obligations under the Financing Agreement in July 2017.  No further payments are due.

Revenue

We sell Korlym directly to patients through a single specialty pharmacy. We also sell Korlym to a specialty distributor (“SD”), for which we recognize revenue at the time the SD receives Korlym. SD sales were less than or equal to one percent of our net revenue in each of the three and nine months ended September 30, 2018.

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

To determine net product revenue, we deduct from sales the cost of our patient co-pay assistance program and our estimates of (a) government chargebacks and rebates, (b) discounts provided to our SD for prompt payment and (c) reserves for expected Korlym returns.  We record these estimates at the time we recognize revenue and update them as new information becomes available. Our estimates take into account our understanding, based on our experience, of the range of possible outcomes. If results differ from our estimates, we adjust our estimates, causing a change to our net product revenue and earnings.  We report any changes in the period they become known, even if they concern transactions occurring in prior periods.

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

Chargebacks. Although we sell Korlym to the SD at full price, some of the government entities to which the SD sells receive a discount.  The SD recovers such discounts by reducing its payment to us (this reduction is called a “chargeback”). Chargebacks sometimes relate to Korlym sold to SD in prior periods.  We deduct from our revenue in each period chargebacks claimed by the SD for Korlym we sold to the SD that period.  We also create a reserve for chargebacks we estimate the SD will claim in future periods against Korlym it purchased in the current period but has not yet resold. We determine the amount of this reserve based on our experience with SD chargebacks and our understanding of the SD’s customer base and business practices.  We then deduct this reserve from revenue and include in accrued expenses on our consolidated balance sheet a current liability of equal amount.

Patient Assistance Program and Charitable Support:  It is our policy that no patient be denied Korlym due to inability to pay. We provide financial assistance to eligible patients whose insurance policies have high deductibles or co-payments and deduct the amount of such assistance from gross revenue. We determine the assistance we provide each patient by applying our program guidelines to that patient’s financial position and their insurance policy’s co-payment and deductible requirements for the purchase of Korlym. We donate cash to charities that help patients with financial need pay for the treatment of Cushing’s syndrome.  We do not include payments from these charities in revenue.  We provide Korlym at no cost to patients without insurance who do not qualify for charitable support.

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

The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2018.

	Chargebacks	Government Rebates	Total
	(in thousands)
Balance at December 31, 2017:	$927	$7,961	$8,888
Provision related to current period sales	2,539	21,668	24,207
Provision related to prior period sales	—	181	181
Credit or payments made during the period	(2,163)	(18,653)	(20,816)
Balance at September 30, 2018:	$1,303	$11,157	$12,460

Research and Development

Research and development expenses include the direct cost of discovering and screening new compounds, pre-clinical studies, clinical trials, manufacturing development, submissions to regulatory agencies and related overhead costs. We expense nonrefundable payments and the cost of technologies and materials used in research and development as we incur them.

We base our accruals for discovery research, preclinical studies and clinical trials on our estimates of work completed, milestones achieved, patient enrollment and past experience with similar activities. Our estimates include assessments of information from contract research organizations and the status of our own research, development and administrative activities.

Segment Reporting

We determine our operating segments based on the way we organize our business, make decisions and assess performance. We have only one operating segment, which is the discovery, development and commercialization of pharmaceutical products.

Stock-Based Compensation

We account for stock-based compensation under the fair value method, based on the value of the award at the grant date.  To date, our stock-based compensation has consisted entirely of option grants, which we value using the Black-Scholes model. We recognize stock-based compensation expense over the applicable vesting period, net of estimated forfeitures. If actual forfeitures differ from our estimates, we adjust stock-based compensation expense accordingly.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which requires lease transactions with terms longer than 12 months to be recognized on the balance sheet as “lease liabilities” and “right-of-use assets.” We plan to adopt this new standard using the modified retrospective approach on January 1, 2019.  We have reviewed substantially all contracts that may contain leases and are reviewing our related disclosures, policies and controls, which we will change as required when we adopt the standard. Although our analysis is not yet complete, we believe the new standard’s most significant impact will be to our accounting for our leased office space. We expect that adoption will increase our “lease liabilities” and “right-of-use assets” equally.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which changes the methodology for measuring credit losses on financial instruments and when such losses are recorded. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018. We plan to adopt this standard on January 1, 2020.  Although we have not concluded our analysis, we do not expect adoption of this standard to have a material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The standard allows companies to reclassify to retained earnings tax effects related to items that have been stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (the “Act”). An entity that elects to reclassify these amounts must reclassify stranded tax effects related to the Act’s change in US federal tax rate for all items accounted for in other comprehensive income. These entities can also elect to reclassify other stranded effects that relate to the Act but do not directly relate to the change in the federal rate. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. We plan to adopt this standard on January 1, 2019.  Although we have not concluded our analysis, we do not expect adoption of this standard to have a material impact on our consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurements (Topic 820),” which eliminates or modifies certain disclosure requirements for fair value measurements and requires disclosure of certain new information. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. We plan to adopt this standard on January 1, 2020 and are currently evaluating the impact of this new standard on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which requires a customer that is a party to a cloud computing service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to defer and recognize as an asset. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. We plan to adopt this standard on January 1, 2020 and are currently evaluating the impact of this new standard on our consolidated financial statements.

2. Composition of Certain Balance Sheet Items

Inventory

The composition of inventory was as follows:

	September 30,	December 31,
	2018	2017
	(in thousands)
Raw materials	$1,300	$4,287
Work in progress	3,959	64
Finished goods	7,463	4,025
Total inventory	12,722	8,376
Less strategic inventory classified as non-current	(7,360)	(3,800)
Total inventory classified as current	$5,362	$4,576

In order to be prepared for potential demand for Korlym and because we rely on single-source manufacturers of both the active pharmaceutical ingredient (“API”) for Korlym and Korlym tablets, we have purchased significant inventory quantities of these materials. We classify inventory we do not expect to sell within 12 months of the balance sheet date as “Strategic Inventory,” a long-term asset.

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	September 30,	December 31,
	2018	2017
	(in thousands)
Government rebates	$11,158	$7,961
Accrued compensation	6,407	8,574
Income taxes payable	1,583	66
Legal fees	516	276
Professional fees	333	207
Accrued selling and marketing costs	611	208
Accrued manufacturing costs	20	955
Other	264	496
Total other accrued liabilities	$20,892	$18,743

3. Available-for-Sale Securities and Fair Value Measurements

Our available-for-sale securities included:

	Fair Value	Estimated Fair Value
	Hierarchy	September 30,	December 31,
	Level	2018	2017
		(in thousands)
Corporate bonds	Level 2	$40,264	$26,116
Commercial paper	Level 2	73,355	32,637
Asset-backed securities	Level 2	10,946	—
Repurchase agreements	Level 2	20,000	—
U.S. treasury securities	Level 1	38,216	14,210
Money market funds	Level 1	1,474	14,979
Total Marketable securities		$184,255	$87,942

Classified as:
Cash equivalents		$21,474	$14,979
Short-term marketable securities		161,300	57,682
Long-term marketable securities		1,481	15,281
Total marketable securities		$184,255	$87,942

The estimated fair value of marketable securities is based on quoted market prices for these or similar investments obtained from a commercial pricing service. The fair value of marketable securities classified within Level 2 is based upon inputs that may include benchmark yields, reported trades, broker/dealer quotes and issuer spreads. Our accumulated other comprehensive loss on our balance sheets consisted of net unrealized losses on available-for-sale investments of $0.1 million at September 30, 2018 and $0.1 million at December 31, 2017, net of tax impact of $25,000 and $0, respectively.

As of September 30, 2018, all our marketable securities had original maturities of less than two years. The weighted-average maturity of our holdings was four months. None of our marketable securities changed from one fair value hierarchy to another during the three and nine months ended September 30, 2018.

4. Debt Obligation

As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, Debt Obligation, under the Financing Agreement with Biopharma we made quarterly payments to Biopharma equal to 20 percent of Korlym sales in that quarter. To secure our obligation, we granted Biopharma a security interest in our patents, trademarks, trade names, domain names, copyrights, know-how, books, records and regulatory approvals related to Korlym and certain other assets and any proceeds from them.  Biopharma’s right to receive payments expired once our payments reached a total of $45.0 million, which occurred in July 2017. Our obligations under the Financing Agreement and Biopharma’s security interests in our assets are now extinguished.

We recorded no interest expense for the three and nine months ended September 30, 2018, compared to $37,000 and $0.5 million for the three and nine months ended September 30, 2017, respectively. Total accreted interest for the full term of the Financing Agreement was $15.0 million.

We capitalized $0.1 million of issuance costs related to the Financing Agreement, which we amortized over the term of the obligation. At September 30, 2018 and December 31, 2017, there were no unamortized issuance costs.

5. Commitments and Contingencies

Leases

In February 2016, we extended the lease for our office space through 2019 and added more space.  In May 2016, we terminated our lease early and replaced it with a new one effective through March 31, 2019. In March 2018, we amended that lease to add more space. Rent expense for each of the three months ended September 30, 2018 and 2017 was $0.3 million. Rent expense for the nine months ended September 30, 2018 and 2017 was $0.9 million and $0.8 million, respectively.

As of September 30, 2018, future minimum lease payments under non-cancelable operating leases were as follows:

Lease
Payments
2018 (remainder)	$346
2019	342
Thereafter	—
Total	$688

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

6. Stockholder’s Equity

Stock Option Plans

We have two stock option plans – the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2012 Incentive Award Plan (the “2012 Plan”).  In February 2018, our Board of Directors authorized a 4.6 million increase in the shares available for grant under the 2012 Plan pursuant to the annual increase provisions of the 2012 Plan.

During the nine months ended September 30, 2018, we issued 1,408,000 shares of our common stock upon the exercise of stock options.

The following table summarizes our stock-based compensation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Research and development	$1,961	$1,049	$5,388	$2,552
Selling, general and administrative	4,549	2,574	12,093	6,977
Total stock-based compensation	$6,510	$3,623	$17,481	$9,529

Stock Repurchase Program

On August 9, 2018, we announced that our Board of Directors had approved a program to repurchase up to $100 million of our common stock (the “Stock Repurchase Program”). Unless it is terminated or suspended prior to its expiration, the Stock Repurchase Program will remain in effect until June 30, 2019. The timing and amount of any repurchases pursuant to the Stock Repurchase Program will be determined based on market conditions, our stock price and other factors. The Stock Repurchase Program does not require us to acquire any specific number of shares and it may be modified, suspended or discontinued at any time without notice. Repurchases pursuant to the Stock Repurchase Program may be made through a variety of methods, including open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions or any combination of such methods.

During the three months ended September 30, 2018, we repurchased 674,000 shares of common stock under the Stock Repurchase Program in open market transactions at an average price of $13.21 per share, for an aggregate purchase price of $8.9 million. Shares repurchased are recorded as treasury stock at cost on our consolidated balance sheet. At September 30, 2018, $91.1 million of the current authorization remained available for the repurchase of shares of our common stock.

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

The following table shows the computation of net income per share for each period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Numerator:
Net income	$17,747	$13,757	$53,402	$30,792
Denominator:
Weighted-average shares used to compute basic net income per share	115,798	113,603	115,394	113,242
Dilutive effect of employee stock options	10,361	12,048	11,773	10,175
Weighted-average shares used to compute diluted net income per share	126,159	125,651	127,167	123,417
Net income per share
Basic	$0.15	$0.12	$0.46	$0.27
Diluted	$0.14	$0.11	$0.42	$0.25

On a weighted-average basis, 5.9 million and 4.7 million stock options outstanding during the three and nine months ended September 30, 2018, respectively, compared to 1.1 million and 3.3 million stock options outstanding during the three and nine months ended September 30, 2017, respectively, were excluded from the computation of diluted net income per share because including them would have reduced dilution.

The following table presents information on securities outstanding as of the end of each period that could potentially dilute the per share data:

	September 30,
	2018	2017
	(in thousands)
Stock options outstanding	23,315	20,729

8. Income taxes

We recorded an income tax expense of $6.0 million and $12.8 million for the three and nine months ended September 30, 2018, respectively, compared to a benefit of $0.1 million and an expense of $0.1 million for the three and nine months ended September 30, 2017, respectively.

Income tax expense for the three and nine months ended September 30, 2018 was primarily due to the reduction of deferred tax assets of $5.0 million and $10.6 million, respectively, caused by our utilization of federal and state net operating losses and income tax expense of $1.0 million and $2.2 million, respectively, incurred in states where we have no net operating loss carryforwards to offset our tax obligations. Income tax expense for the three and nine months ended September 30, 2017 reflects income tax incurred in states where we have no net operating loss carryforwards to offset our tax obligations.

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

The Tax Cuts and Jobs Act of 2017 (“Tax Act”), which became law on December 22, 2017, significantly changed federal income tax law. Among other things, effective January 1, 2018, the new law reduced the corporate income tax rate from 35 percent to 21 percent, repealed the corporate alternative minimum tax, limited some business deductions, modified the maximum deduction of future net operating losses generated with no carryback but an indefinite carryforward provision and extended the compensation deduction limit applicable to certain highly-compensated executives of publicly traded companies to cover additional executive roles.

Accounting Standards Codification (ASC) 740, Income Taxes, requires companies to recognize the effect of tax law changes, such as those enacted by the Tax Act, in the period such changes take effect. We have adjusted our deferred taxes based on the reduction of the U.S. federal corporate tax rate from 35 percent to 21 percent and assessed the realizability of our deferred tax assets based on our current understanding of the new law.  At September 30, 2018, the accounting for the impacts of the Tax Act was substantially complete and we do not expect material changes to the amounts recorded. We will continue to assess the Tax Act’s impact for the rest of 2018, including its interpretation by regulatory authorities, and will adjust our disclosures and financial presentation as necessary.

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

We have discovered three structurally distinct series of proprietary, selective cortisol modulators, all of which share mifepristone’s affinity for GR but, unlike mifepristone, do not bind to the progesterone receptor (“PR”) and do not cause effects arising from antagonism of progesterone activity, such as termination of pregnancy, endometrial thickening and vaginal bleeding.   We are conducting clinical trials of three of these compounds, including: (i) a Phase 3 trial of relacorilant to treat patients with Cushing’s syndrome; (ii) a Phase 1/2 trial of relacorilant combined with Celgene Corporation’s drug Abraxane® (nab-paclitaxel) to treat patients with a variety of solid tumors; (iii) a Phase 1/2 trial of CORT125281 combined with Pfizer Inc.’s androgen receptor antagonist Xtandi® (enzalutamide) to treat patients with castration-resistant prostate cancer (“CRPC”); and (iv) a Phase 1 trial in healthy subjects to assess the safety and tolerability of CORT118335, which we plan to develop for the treatment of non-alcoholic steatohepatitis (“NASH”) and antipsychotic-induced weight gain.

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

Our orphan drug marketing exclusivity for Korlym to treat patients with Cushing’s syndrome expires in February 2019. We have four patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (known as the “Orange Book”) covering the use of Korlym in patients with Cushing’s syndrome.  One of these patents expires in 2028 and three will expire in 2036.

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

Relacorilant to Treat Patients with Cushing’s Syndrome. We are advancing our proprietary, selective cortisol modulator, relacorilant, as a potential treatment for hypercortisolism.  Patients in relacorilant’s Phase 2 trial exhibited clinically meaningful improvements in the hyperglycemia and hypertension, which are two of Cushing syndrome’s most common and pernicious symptoms.  Relacorilant shares Korlym’s affinity for GR, but unlike Korlym has no affinity for PR, and so does not cause the effects associated with PR affinity, including termination of pregnancy, endometrial thickening and vaginal bleeding. In addition, data from the Phase 2 trial indicate that relacorilant did not cause hypokalemia (low potassium levels), a potentially serious adverse event that was experienced by 44 percent of patients in Korlym’s pivotal trial.

Relacorilant’s Phase 3 trial is underway. It is expected to enroll 130 patients at sites in the United States and Europe.  Each patient will receive relacorilant for 22 weeks, at which time any who have demonstrated pre-specified improvements in hypertension or glucose metabolism will enter a twelve-week, double-blind, “randomized withdrawal” phase, in which half of the patients will continue to receive relacorilant and the rest will receive placebo.  In this phase, the rate and degree of relapse in patients receiving placebo will be measured against the rate and degree of relapse in those continuing medicine.

FKBP5 Gene Expression Assay.  The tests available to physicians to diagnosis patients with hypercortisolism and optimize their treatment are imprecise and often fail to identify patients with less severe manifestations of the disease. We have developed an assay to measure expression of the gene FKBP5, which is stimulated by cortisol activity, and have completed analytical validation pursuant to the Clinical Laboratory Improvement Amendments (“CLIA”). Clinical data indicate that FKBP5 levels are high in patients suffering from hypercortisolism (i.e., excess cortisol activity), but subside when their hypercortisolism is successfully treated. We believe this assay will enable physicians to more easily identify new patients with hypercortisolism and better treat those already in their care.

Oncology

Many types of solid tumors express GR and are potential targets for cortisol modulation therapy, among them pancreatic, ovarian, castration-resistant prostate, triple-negative breast, cervical and vulvar cancers, as well as sarcoma and melanoma.

Relacorilant to Treat Patients with Solid Tumors.  We are conducting a Phase 1/2 open label trial of Abraxane in combination with relacorilant to treat solid tumors. As we identify indications of clinical activity in particular tumor types, we will further test the combination’s efficacy and safety in expansion cohorts of approximately 20 patients or in separate, larger clinical trials.  Based on promising data generated in the initial, dose-finding portion of this trial, we have opened an expansion cohort in patients with pancreatic cancer and are planning to initiate a double-blind, controlled, multi-center trial of relacorilant plus Abraxane in patients with ovarian cancer. We continue to explore opening cohorts in patients with other solid tumors, including triple-negative breast cancer. We may also initiate trials that evaluate relacorilant with other cancer therapies, including immunotherapy, as a treatment for solid tumors.

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

We have exclusively licensed patents from the University of Chicago covering the use of cortisol modulators combined with anticancer agents to treat TNBC and with androgen deprivation agents to treat CRPC. We also own one issued U.S. patent and one allowed patent application claiming uses of our proprietary compounds to treat pancreatic cancer.

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

CORT118335 also prevents and reverses non-alcoholic fatty liver disease and liver fibrosis in animal models.  We conducted these pre-clinical studies in response to data suggesting that cortisol modulation with Korlym played a role in reversing fatty liver disease in patients with hypercortisolism.  Fatty liver disease is a precursor to NASH.

We are conducting a Phase 1 trial of the safety, tolerability and pharmacokinetics of CORT118335 and plan to advance the compound to Phase 2 as a potential treatment for antipsychotic-induced weight gain and NASH.

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

We own ten composition of matter patents covering our selective cortisol modulators and 28 patents covering the use of cortisol modulators to treat a wide range of serious disorders, including Cushing’s syndrome. We have exclusively licensed one U.S. method of use patent from Stanford University and five method of use patents from the University of Chicago. We also own an extensive portfolio of patents in countries around the world.  We have applied, and will continue to apply, for U.S. and foreign patents covering the composition and method of use of our products and product candidates.

Results of Operations

Net Product Revenue – Net product revenue is gross product revenue from sales to our customers less deductions for estimated government rebates and chargebacks.

Net product revenue was $64.4 million and $184.4 million for the three and nine months ended September 30, 2018, respectively, as compared to $42.8 million and $105.9 million in the corresponding periods in 2017. These increases were primarily due to the sale of more Korlym tablets.  A price increase effective in January 2018 accounted for approximately 16.8 percent and 12.7 percent of the percentage increases in net revenue for the three and nine months ended September 30, 2018, respectively.

Cost of sales – Cost of sales includes the cost of API, tableting, packaging, personnel, overhead, stability testing and distribution.

Cost of sales was $1.3 million and $3.6 million for the three and nine months ended September 30, 2018, respectively, compared to $1.0 million and $2.4 million for the corresponding periods in 2017. For each of the three and nine months ended September 30, 2018, cost of sales was 2.0 percent of net product revenue, compared to 2.3 percent in each of the corresponding periods of 2017. Cost of sales as a percentage of revenue declined due to lower manufacturing costs and an increase in the price of Korlym. The dollar value of our cost of sales increased in both periods due to greater sales unit volumes.

Research and development expenses – Research and development expenses include the cost of (1) retaining and compensating development personnel, (2) clinical trials, (3) discovery research and pre-clinical studies, (4) drug product for use in clinical trials and to support regulatory submissions, (5) the development of drug formulations and manufacturing processes and (6) regulatory activities.

Research and development expenses increased to $18.9 million for the three months ended September 30, 2018 compared to $11.7 million for the comparable period of 2017. Research and development expenses increased to $56.5 million for the nine months ended September 30, 2018 compared to $26.7 million for the comparable period of 2017. These increases were due to the clinical advancement of relacorilant and the pre-clinical and clinical development of CORT118335 and CORT125281.

Below is a summary of our research and development expenses by major project:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Project	(in thousands)		(in thousands)
Development programs:
Oncology	$2,901	$1,904	$9,608	$4,483
Cushing's syndrome	4,352	4,066	14,373	7,450
Pre-clinical and clinical selective cortisol modulators	7,390	3,278	21,367	8,678
Unallocated activities, including pre-clinical, manufacturing and regulatory activities	2,256	1,396	5,717	3,582
Stock-based compensation	1,961	1,049	5,388	2,552
Total research and development expense	$18,860	$11,693	$56,453	$26,745

Research and development expenses in the fourth quarter of 2018 and future years will depend on the outcomes of our pre-clinical and clinical trials and our other development plans. Research and development spending for 2018 will be higher than it was in 2017 as our programs advance and we begin new ones.

It is difficult to predict the timing and cost of development activities, which are subject to many risks and uncertainties, including inconclusive results, slow patient enrollment, adverse side effects and unforeseen difficulties in the formulation or manufacture of study drugs and their real or perceived lack of efficacy or safety. Clinical development is also subject to extensive government oversight and to regulations that may change without notice and in ways we cannot anticipate.

Selling, general and administrative expenses – Selling, general and administrative expenses include (1) compensation of employees, consultants and contractors engaged in commercial and administrative activities, (2) the cost of vendors that support commercial activities and (3) legal and accounting fees.

Selling, general and administrative expenses for the three months ended September 30, 2018 increased to $21.3 million, from $16.5 million for the comparable period of 2017. Selling, general and administrative expenses for the nine months ended September 30, 2018 increased to $59.7 million, from $45.6 million for the comparable period of 2017. These increases were driven primarily by increased compensation expenses for the expanded sales force as well as volume-related pharmacy and other distribution costs.

Selling, general and administrative expenses will be higher in 2018 than in 2017 due to the increased scope of our commercial and administrative activities. Selling, general and administrative activities in the fourth quarter of 2018 and future years will depend on the cost and scope of our commercial and administrative activities.

Interest and other income (expense) – Interest and other income (expense) for the three and nine months ended September 30, 2018 was $0.8 million and $1.6 million, respectively, compared to $0.1 million and $(0.2) million for the comparable periods of 2017. For the three and nine months ended September 30, 2018 and three months ended September 30, 2017, interest and other income primarily consisted of interest income from marketable securities. For the nine months ended September 30, 2017, interest and other expense primarily consisted of interest expense arising from the Financing Agreement. We extinguished our obligations under the Financing Agreement in July 2017.

Income tax expense – Income tax expense for the three and nine months ended September 30, 2018 was $6.0 million and $12.8 million, respectively, compared to a benefit of $0.1 million and an expense of $0.1 million for the three and nine months ended September 30, 2017, respectively, primarily due to reduction of our deferred tax assets through the utilization of net operating loss carryovers during the first nine months of 2018. For the three and nine months ended September 30, 2018, $5.0 million and $10.6 million, respectively, of our income tax expense was offset by a reduction of deferred tax assets. The remaining $1.0 million and $2.2 million, respectively, represents income tax in states where we have no net operating loss carryforwards.

Liquidity and Capital Resources

At September 30, 2018, we had an accumulated deficit of $139.7 million. Since 2012, we have relied on revenues from the sale of Korlym and proceeds from the sale of common stock and the now repaid Financing Agreement to fund our operations.

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

At September 30, 2018, we had cash, cash equivalents and marketable securities of $196.7 million, consisting of cash and cash equivalents of $33.9 million and marketable securities of $162.8 million, compared to cash and cash equivalents of $31.1 million and marketable securities of $73.0 million at December 31, 2017. Net cash provided by operating activities for the nine months ended September 30, 2018 was $94.1 million, compared to $36.1 million for the comparable period of 2017 primarily due to higher sales volumes and receipt of $12.9 million from Dohmen. Net cash used in investing activities for the nine months ended September 30, 2018 was $89.0 million, primarily due to net purchases of marketable securities, compared to $46.0 million for the comparable period of 2017.

Net cash used in financing activities for the nine months ended September 30, 2018 was $2.3 million compared to $10.5 million for the comparable period of 2017. Stock option exercises provided $6.6 million for the nine months ended September 30, 2018, compared to $4.6 million for the comparable period of 2017. We repurchased an aggregate of $8.9 million of our common stock during the third quarter of 2018 in accordance with the Stock Repurchase Program. At September 30, 2018, $91.1 million of the current authorization for the Stock Repurchase Program remained available for the repurchase of shares of our common stock.

We made no payments under the Biopharma Financing Agreement during the nine months ended September 30, 2018, compared to $15.1 million for the comparable period of 2017. We extinguished our obligations under the Financing Agreement in July 2017.

The cash in our bank accounts and our marketable securities could be affected if the financial institutions holding them were to fail or be subject to adverse conditions in the financial markets. We have never experienced a loss or lack of access to cash.

Contractual Obligations and Commercial Commitments

Our contractual payment obligations and purchase commitments as of December 31, 2017 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 and have not changed materially during the nine months ended September 30, 2018.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

We have prepared our financial statements in accordance with GAAP, which requires us to make estimates regarding our assets, liabilities and expenses. We base our estimates on assumptions we believe to be reasonable. Actual results may differ if our assumptions are incorrect or the conditions in which we do business change in ways we did not anticipate. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. During the nine months ended September 30, 2018, we implemented internal controls in connection with our adoption of ASC Topic 606. There were no other changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks as of September 30, 2018 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.  They have not changed materially during the nine months ended September 30, 2018.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures provide a reasonable level of assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and (ii) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, so as to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that our disclosures are accurate and timely.

Changes in internal control over financial reporting.  Our Chief Financial Officer and other members of management have evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2018 and concluded that there was no change during the quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Teva ANDA Litigation.

In February 2018, we received a Paragraph IV Notice Letter (“Notice Letter”) advising us that Teva Pharmaceuticals USA, Inc. (“Teva”) had submitted an Abbreviated New Drug Application (“ANDA”) to the FDA seeking authorization to manufacture, use or sell a generic version of Korlym in the United States.

The Notice Letter contains Paragraph IV certifications against two of our patents related to Korlym, U.S. Patent No. 8,921,348 (the “‘348 patent”) and U.S. Patent No. 9,829,495 (the “495 patent”), which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (referred to as the “Orange Book”). The Notice Letter alleges that the ‘348 patent, which expires in August 2028, and the ‘495 patent, which expires in August 2036, will not be infringed by Teva’s proposed product, are invalid and/or are unenforceable. In March 2018, we filed a lawsuit in the U.S. District Court for the District of New Jersey against Teva for infringement of these patents.  In June 2018, Teva moved to dismiss our complaint.  In July 2018, we amended our complaint to include, among other things, the alleged infringement of an additional Orange Book patent related to Korlym, U.S. Patent No. 9,943,526, which expires in April 2036.  In July 2018, Teva moved to dismiss our amended complaint. On October 23, 2018 the court denied Teva’s motion.

The FDA has tentatively approved Teva’s ANDA.  However, in accordance with the Hatch-Waxman Act, as a result of Corcept’s orphan drug exclusivity and Corcept’s lawsuit against Teva, the FDA cannot grant Teva’s ANDA final approval.  We will vigorously enforce our intellectual property rights relating to Korlym, but we cannot predict the outcome of this matter.

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

Our ability to generate revenue and fund our commercial operations and development programs is entirely dependent on the sale of Korlym to treat patients with Cushing’s syndrome. Physicians will prescribe Korlym only if they determine that it is preferable to other treatments, even if those treatments are not approved for Cushing’s syndrome. Because Cushing’s syndrome is rare, most physicians are inexperienced diagnosing or caring for patients with the illness and it may be difficult to persuade them to identify appropriate patients and prescribe Korlym.

Many factors could limit our Korlym revenue, including:

•	the preference of some physicians for long-standing off-label treatments for Cushing’s syndrome, such as ketoconazole;
•	competition from non-medical treatments, such as surgery and radiation;
•	the potential introduction of a generic version of Korlym, including by Teva if it prevails in its litigation with us and is successful in its ANDA submission;
•	negative publicity and political concerns about Korlym, RU-486, Mifeprex® or mifepristone;
•	the lack of availability of private and government insurance coverage; and
•	rapid technological change that makes Korlym obsolete.

Failure to generate sufficient Korlym revenue may prevent us from fully funding our planned commercial and clinical activities and would likely cause our stock price to decline.

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

Strongbridge Biopharma plc (“Strongbridge”) has received orphan drug designation in the United States and the EU for the use of the cortisol synthesis inhibitor levoketoconazole to treat Cushing’s syndrome and is conducting Phase 3 trials in Europe and the United States for this indication.  Levoketoconazole is an enantiomer of the generic anti-fungal medication, ketoconazole, that is sometimes prescribed off-label to treat patients with Cushing’s syndrome.

If generic products that compete with Korlym or any future Corcept product are approved and launched, our business, financial position or results of operations would be adversely affected.

Although Korlym is protected by patents covering its method of use, including its use to treat patients with Cushing’s syndrome, we cannot assure you that third parties will not attempt to invalidate or design around the patents or assert that they are invalid or otherwise unenforceable and introduce generic equivalents of Korlym or any future products. In February 2018, we received notice that Teva had filed an ANDA requesting approval to market a generic version of Korlym. Teva’s Paragraph IV Notice Letter certified that our patents listed in the Orange Book for Korlym at the time Teva filed its ANDA are invalid, unenforceable or will not be infringed by Teva’s proposed generic product. Corcept has filed suit against Teva in Federal District Court defending its patents, triggering the statutory automatic 30-month stay of FDA approval, beginning as of the date we received the Notice Letter. Litigation to enforce or defend intellectual property rights is complex, costly and involves significant commitments of management time. If our Orange Book listed patents are successfully challenged by Teva or any other party and a generic version of Korlym is approved, the sale of Korlym tablets and their price could decline significantly.

Following expiration of Korlym’s orphan drug exclusivity in February 2019, other companies may seek to introduce generic equivalents of Korlym, provided they receive FDA approval and can show that their products do not infringe our patents or that our patents are invalid or unenforceable. After the introduction of a generic competitor, a significant percentage of the prescriptions written for a product may be filled with the generic version, resulting in a loss in sales of the branded product and reducing its price. Generic competition for Korlym or our future products could have a material adverse effect on our sales, results of operations and financial condition.

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

Other legislative and regulatory changes have been proposed and adopted in the United States since the PPACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of up to 2 percent per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On February 1, 2016, the Centers for Medicare & Medicaid Services, or CMS, published a final rule that revised certain requirements involved in our calculation of prices we report in connection with our participation in government reimbursement programs so that Korlym will be eligible for purchase by, or qualify for partial or full reimbursement from, Medicaid and other government programs. The extent to which this rule may alter our reported prices and estimated rebates and chargebacks under government programs remains unclear. Moreover, the federal government and the individual states in the United States have become increasingly aggressive in developing proposals, passing legislation and implementing regulations designed to control drug product pricing, including price or patient reimbursement constraints, discounts, formulary flexibility, marketing cost disclosure and transparency measures.

These new laws and the regulations and policies implementing them, as well as other healthcare reform measures that may be adopted in the future, could materially reduce our ability to successfully develop and commercialize Korlym and our product candidates.

The unfavorable public perception of mifepristone may limit our ability to sell Korlym.

The active ingredient in Korlym, mifepristone, is approved by the FDA in another drug for the termination of early pregnancy. As a result, mifepristone has been and continues to be the subject of considerable debate in the United States and elsewhere. Public perception of mifepristone may limit the acceptance of Korlym by patients and physicians. Even though we have taken measures to minimize the chance that Korlym will be prescribed to a pregnant woman, physicians may choose not to prescribe Korlym to a woman simply to avoid the risk of unintentionally terminating a pregnancy.

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

A single third-party manufacturer, Novacap (formerly known as PCAS), supplies the API in Korlym. Another third-party manufacturer, Alcami, produces and bottles our Korlym tablets. Our agreements with Novacap and Alcami automatically renew and can be terminated by either party, subject to notice provisions. We also rely on a single manufacturer of relacorilant’s API. Our agreement with this manufacturer has a five-year term, which can be terminated by us, subject to notice provisions.  The manufacturer can terminate the agreement upon our bankruptcy or insolvency or uncured material breach, subject to notice provisions. A single specialty pharmacy, Optime Care, Inc. (“Optime”), dispenses the Korlym we sell directly to patients and collects payments from insurers and other third-party payers with respect to those sales, which represent approximately 99 percent of our revenue. If Optime fails to adhere to its agreements with third-party payers, it may not be able to collect some or all of the payments due to us. Our agreement with Optime has a five-year term and renews upon the written consent of both parties subject to the ability of either party to terminate upon material breach by either party or bankruptcy or insolvency. In addition, we may terminate the agreement for convenience. If any of these vendors is unable or unwilling to meet our requirements, we may not be able to manufacture or dispense our product in a timely manner. We cannot assure you that our vendors will manufacture Korlym and our product candidates or dispense Korlym on a timely basis in the quantities that we require or otherwise maintain their contracts with us. If they fail to do so, we may exhaust our Korlym or product candidate inventory and not be able to generate revenue or advance our clinical development programs in a timely manner. In addition, identifying replacement vendors and transitioning our business to them would be time-consuming, complex and expensive, and failure to do so efficiently and in a timely manner would harm our business.

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

We are subject to ongoing regulatory review. If we are unable to maintain regulatory approval of Korlym for the treatment of patients with Cushing’s syndrome or if we fail to comply with regulatory requirements, we will be unable to generate revenue or may be subject to penalties and our business would be harmed.

We are subject to ongoing obligations and continued regulatory review by the FDA and other regulatory authorities in the United States and other countries with respect to the research, testing, manufacturing, labeling, distribution, adverse event reporting, storage, selling, advertising, promotion, recordkeeping and marketing of products. These requirements include submissions of safety information, annual updates on manufacturing activities and continued compliance with FDA regulations known as “cGMPs,” current good laboratory practices (“cGLPs”) for the nonclinical studies we conduct and current good clinical practices (“cGCPs”) for our clinical studies. The FDA enforces these regulations through periodic inspections of us and the laboratories, manufacturers and clinical sites we use.  Foreign regulatory authorities have comparable requirements and enforcement mechanisms.  Discovery of previously unknown problems with a product or product candidate, including adverse events of unanticipated severity or frequency or with our third-party manufacturers or manufacturing processes, or failure to comply with FDA and applicable foreign and U.S. regulatory requirements, may subject us to substantial civil and criminal penalties, injunctions, holds on clinical trials, product seizure or detention, refusal to permit the import or export of products, restrictions on product marketing, withdrawal of the product from the market, voluntary or mandatory product recalls, total or partial suspension of production, refusal to approve pending NDAs or supplemental NDAs, and suspension or revocation of product approvals.

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

A break-down or breach of our information technology systems or our failure to protect adequately confidential information concerning patients or other third parties could subject us to liability or interrupt the operation of our business.

We store sensitive data on our computer networks and on the networks of third-party vendors, including intellectual property and confidential information relating to our business, patients and employees.  Despite the implementation of security measures, our internal computer systems and those of our vendors are subject to the risk of cyberattacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures.  They may also be manipulated by criminals seeking to commit fraud or theft.  In addition, system failures could cause the loss or theft of valuable clinical trial data or otherwise disrupt our clinical and commercial activities and be expensive and time-consuming to remedy. If a disruption or security breach resulted in the disclosure of confidential or proprietary information, we could incur liability and our research, development and commercialization efforts could be delayed or otherwise harmed.

We are subject to government regulation and other legal obligations relating to privacy and data protection. Compliance with these requirements could result in additional costs and liabilities and inhibit our ability to collect and process data. The failure to comply with such requirements could have a material adverse effect on our business.

As we receive, collect, process, use and store personal and confidential data, we are subject to subject to diverse laws and regulations relating to data privacy and security, including, in the United States, HIPAA, and, in the EU and shortly in the European Economic Area (EEA), Regulation 2016/679, known as the General Data Protection Regulation (“GDPR”). Compliance with these privacy and data security requirements is rigorous and may increase our cost of doing business. Despite our best efforts, we may be subject to fines and penalties, litigation and reputational harm, which could materially and adversely affect our business, financial condition and results of operations.

In addition, the regulatory framework for the receipt, collection, processing, use, safeguarding, sharing and transfer of personal and confidential data is rapidly evolving and is likely to remain uncertain for the foreseeable future as new global privacy rules are being enacted and existing ones are updated and made more stringent. For example, on May 25, 2018, the GDPR took effect in Europe. The GDPR establishes new requirements for the use and safeguarding of personal data in the EU and applies to companies established in the EU as well as companies that collect and use personal data to offer goods or services to, or monitor the behavior of, individuals in the EU (including via clinical trials). Penalties for failure to comply with GDPR are significant, including fines of up to €20 million or four percent of worldwide annual revenue, whichever is greater. Data protection authorities in some of the EU member states have not completed their interpretative guidance and implementing laws and regulations regarding GDPR, which makes compliance difficult.  In addition, the data protection authorities of the different EU countries may interpret the regulation differently. Once promulgated, national and EU guidance are likely to be updated from time to time, which will add complexity and cost to our collection and handling of data.

If we or our vendors fail to comply with the GDPR or other applicable data privacy laws, or if the data protection measures and disclosures we or our vendors undertake are not considered adequate, we could be subject to government enforcement actions and substantial penalties and fines, which could harm our business.

Recent U.S. tax legislation may materially adversely affect our results of operations, financial condition and cash flows.

Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations, including reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, revising the rules governing net operating losses and foreign tax credits, and introducing new anti-base erosion provisions. Many of these changes became effective immediately, without transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service, which could increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often use federal taxable income as a starting point for computing state and local tax liabilities.

A catastrophic disaster could damage our own or our manufacturers’ facilities and equipment, which could require us to cease or curtail operations.

Our business is vulnerable to damage from various types of natural disasters or other disruptive events, including earthquakes, fires, floods, power losses and communications failures. Our headquarters are located in the San Francisco Bay Area, which is earthquake-prone. Our specialty pharmacy and our tablet manufacturer are located in areas that are subject to severe weather conditions. Political considerations relating to mifepristone put us and our manufacturers at increased risk for terrorist attacks, protests or other disruptive events. If a disaster or similar event were to occur, we might not be able to operate our business or our manufacturers might not be able to produce or dispense Korlym or our product candidates. Our insurance may not cover or be adequate to cover losses resulting from disasters or other business interruptions.

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

Except for our Phase 3 trial of relacorilant to treat patients with Cushing’s syndrome, our current clinical trials are too small to support marketing approvals for the compounds being studied. Even if these trials generate positive results, those results would have to be confirmed in one or more substantially larger, more expensive and lengthier trials before we could seek regulatory approvals.

The commencement and completion of clinical trials may be delayed by many factors, including:

•	delays obtaining regulatory permission to start a trial or changes to the size or design or regulatory requirements with respect to a trial already underway;
•	inability to secure acceptable terms with vendors and clinical trial sites;
•	delays or inability to obtain institutional review board (“IRB”) approval at prospective trial sites;
•	slow patient enrollment;
•	failure of patients or investigators to comply with the clinical trial protocol;

•	negative or inconclusive trial results; and
•	negative findings of inspections of our clinical or manufacturing operations by us, the FDA or other authorities.

We could encounter delays if a clinical trial is suspended or terminated by us, the trial’s data safety monitoring board or the IRBs governing the sites where the trial is being conducted. The FDA or other regulatory authorities may suspend or terminate a trial for many reasons, including failure to conduct the trial in accordance with regulatory requirements or our clinical protocols, negative findings in an inspection by the FDA or other authorities of our clinical trial operations or clinical trial sites, unforeseen safety issues, failure to demonstrate a benefit from using a product candidate or changes in government regulations.

During the clinical development of a product candidate, we may decide, or the FDA or other regulatory authorities may require us to conduct more pre-clinical or clinical studies than we had planned or to change the size or design of a trial already underway, which could delay or prevent the completion of our development program and increase its cost. Even if we conduct all of the clinical trials and supportive studies that we consider appropriate and we consider the results of those trials and studies to be positive, we may not receive regulatory approval of a product candidate.

We depend on third parties to conduct and manage some of our clinical trials and to perform data collection and analysis. Failure of these third parties to successfully perform their contractual duties or meet expected timelines may prevent or delay approval of our product candidates, which could harm our business.

We rely on clinical investigators and clinical sites to enroll patients and third parties such as CROs to manage many of our trials and to perform required data collection and analysis.  Although we control only certain aspects of these third parties’ activities, we are still responsible for ensuring that every study adheres to its protocol and meets all applicable regulatory and scientific standards.  If we or any of the third parties working with us fail to comply with applicable cGCPs, the clinical data generated in our trials may be unreliable and the FDA or foreign regulatory authorities may require us to perform additional clinical trials before approving a product candidate.  In addition, failure of our manufacturers to comply with cGMP may require us to repeat clinical trials, which would delay regulatory approval. We may not be able to select and qualify appropriate sites for our trials. If our clinical sites fail to enroll a sufficient number of patients in a timely way, we may be unable to complete our trials as planned, which could delay or prevent the approval of our product candidates.

Although we have agreements with the CROs and consultants helping to conduct our clinical trials, we may fail to maintain satisfactory relationships with them or with our clinical investigators.  If our agreements with any of these third parties terminates, we may not be able to enter into alternative arrangements in a timely manner or on commercially reasonable terms, or at all. If the third parties on which we rely do not perform their contractual duties or fail to meet expected deadlines or if the quality or accuracy of the data they produce is compromised, our clinical trials may be extended, delayed or terminated and we may be unable to obtain approval for our product candidates.

We may be unable to obtain and maintain regulatory approvals for our product candidates. Failure can occur at any stage.

We cannot promote any products before we receive regulatory approval from the FDA or comparable foreign regulatory authorities. We may not receive regulatory approval for any of our product candidates. Obtaining regulatory approval of a new drug is uncertain, lengthy and expensive. Failure can occur at any stage. In order to receive approval from the FDA for a product candidate, we must demonstrate that the new drug product is safe and effective for its intended use and that our manufacturing processes comply with cGMPs. Our inability or the inability of our suppliers to comply with applicable FDA and other regulatory requirements can result in delays in or denials of new product approvals, warning letters, fines, consent decrees restricting or suspending manufacturing operations, injunctions, civil penalties, recall or seizure of products, total or partial suspension of product sales and criminal prosecution. Any of these or other regulatory actions could materially harm our business and our financial condition.

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

If we receive regulatory approval for our future product candidates, we will be subject to ongoing FDA obligations and continued regulatory oversight and review, such as continued safety reporting requirements; and we may also be subject to additional FDA post-marketing restrictions and obligations. If we are not able to maintain regulatory compliance, we may not be permitted to develop our product candidates or market our products and may be subject to product recalls or seizures. Any regulatory approvals for our product candidates may limit the uses for which the medicine may be marketed or require costly post-marketing studies.

Obtaining regulatory approval of our product candidates in foreign jurisdictions would be costly and difficult. Failure to obtain such approvals would prevent us from commercializing our product candidates outside the United States.

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

Many of our competitors and potential competitors have greater experience, more financial and marketing resources and larger research and development staffs than we do. In addition, many of them, either alone or together with their collaborative partners, have significantly greater experience than we do in drug development, obtaining regulatory approvals, manufacturing and commercializing products. They may develop drugs that are superior to our product candidates, which could render our product candidates obsolete or uncompetitive.

Our efforts to discover, develop and commercialize product candidates beyond Korlym for the treatment of patients with Cushing’s syndrome may not succeed.

To develop additional sources of revenue, we must develop new product candidates or new therapeutic uses for Korlym. Our selective cortisol modulators, including relacorilant, may not be effective to treat any disorders. We could discover that cortisol modulators have unacceptable side effects or are otherwise not safe. Due to the potential for lack of efficacy and side effects inherent in novel compounds and in new uses for existing medications, we are developing multiple compounds, which will increase our rate of spending, with no assurance of developing drugs that are safe, effective or commercially viable. If we cannot discover and commercialize new uses for Korlym or our selective cortisol modulators, we may be unable to generate sufficient revenue to support our operations.

We will need to increase the size of our organization and we may experience difficulties in managing growth.

Our commercial and research and development efforts are constrained by our limited administrative, operational and management resources. To date, we have relied on a small management team. Growth will impose significant added responsibilities on members of management, including the need to recruit and retain additional employees.  Our future financial performance and our ability to compete effectively will depend on our ability to manage growth effectively.  To that end, we must:

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

We are dependent on revenue from the sale of Korlym to fund our development programs.  If our Korlym revenues decline, we may need to raise funds to support our operating plans, including our research and development activities. We may choose to raise funds for strategic reasons. We cannot be certain that additional funding will be available on acceptable terms or at all.  Equity financing would cause dilution. Debt financing, if available, may involve restrictive covenants. If we obtain funds through collaborations with other companies, those arrangements may be on unfavorable terms or may require us to relinquish certain rights to Korlym or our product candidates. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or we may be required to discontinue operations.

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

We are currently defending certain of our patents in two separate proceedings. In March 2018, in response to the Teva ANDA submission, we filed suit in the U.S. District Court for the District of New Jersey against Teva for infringement of three of our patents covering the use of Korlym. The outcome of this lawsuit is uncertain and will be costly and require substantial commitments of management time.  Please see the discussion of this matter under Part II, Item 1. Legal Proceedings above. In addition, in August 2018, Neptune Generics, LLC (“Neptune”) submitted a petition for Inter Partes Review (“IPR”) at the U.S. Patent Trial and Appeal Board (“PTAB”) of U.S. Patent No. 8,921,348 (the “348 patent”), which covers certain methods of using Korlym. If the PTAB grants institution to Neptune’s IPR and we do not prevail in the subsequent IPR trail proceedings, the PTAB could invalidate the ‘348 patent or one or more of its claims. PTAB final judgements are appealable to the Court of Appeals of the Federal Circuit for review. The outcome of such an appeal is uncertain.

Our products and product candidates may also give rise to claims that our patents or the patents we have licensed infringe the rights of others, which may require us to engage in costly, time-consuming and possibly unsuccessful litigation. If it is determined that our product candidates infringe others’ patent rights, we may be required to obtain licenses to those rights. If we fail to obtain such licenses, we may have to delay commercializing our product candidates while we attempt to design around the infringed patent. If our efforts fail, we may be unable to commercialize our product candidates. We do not have liability insurance for patent infringement.

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

Our patent applications may not result in issued patents. Any patent issued to us may be challenged, invalidated, held unenforceable or circumvented. Our patent claims may not prevent third parties from producing competing products. The foreign countries in which we may someday operate may not protect our intellectual property to the extent of the laws of the United States. If we fail to obtain adequate patent protection in other countries, our competitors may produce competing products in those countries based on our technology.

Our ability to compete could be diminished if we are unable to protect our trade secrets and proprietary information.

In addition to patents, we rely on a combination of confidentiality, nondisclosure and other contractual provisions, laws protecting trade secrets and security measures to protect our proprietary information. These measures may not provide adequate protection, in which case competitors could exploit our proprietary information to our disadvantage. If employees, consultants or anyone else breaches their agreements with us regarding our proprietary information, we may not have adequate remedies for the breach.

The mifepristone patents that we own or license cover the use of mifepristone, not its composition, which may make it more difficult to prevent patent infringement if physicians prescribe another manufacturer’s mifepristone.

We own or have exclusively licensed issued U.S. patents covering the use of cortisol modulators to treat a variety of disorders. A method of use patent covers only a particular use of a compound, not its composition. Because our patents do not cover the composition of mifepristone, we cannot prevent others from commercializing mifepristone to treat disorders not covered by our method of use patents. The availability of mifepristone for these disorders may enable patients to obtain mifepristone from other companies for indications covered by our patents. Although such “off-label” use would violate our patents, effectively monitoring compliance and enforcing our rights may be difficult and costly. Mifepristone is sold in the United States by Danco Laboratories for the termination of pregnancy. Although distribution is limited to a single dose provided in the physician’s office and covered by other restrictions, we cannot be certain that patients with Cushing’s syndrome will not be able to obtain mifepristone from this or other sources, should another company receive approval to market mifepristone for another indication.

Risks Related to Our Stock

The price of our common stock fluctuates widely and is likely to continue to do so. Opportunities for the sale of shares at any particular time may be limited.

We cannot assure you that an active trading market for our common stock will exist at any particular time. As a result, holders of our common stock may not be able to sell shares quickly or at the market price. During the 52-week period ended October 30, 2018, our average daily trading volume was approximately 1,530,641 shares and the intra-day sales prices per share of our common stock on The Nasdaq Capital Market ranged from $11.21 to $25.96. As of October 30, 2018, our officers, directors and principal stockholders beneficially owned approximately 16 percent of our common stock.

Our stock price, like the stock price of many biotechnology companies, sometimes experiences extreme price and volume fluctuations that are unrelated or disproportionate to our operating performance or prospects. Securities class action lawsuits are often instituted against companies following periods of stock market volatility. If instituted against us, such litigation could result in substantial costs and divert management’s attention from more productive efforts.

The price of our common stock can fluctuate rapidly and widely in response to a variety of factors, including:

•	actual or anticipated variations in our operating results, or changes to any public guidance we have provided;
•	actual or anticipated timing and results of our clinical trials;
•

changes in the expected or actual timing of our competitors’ potential development programs, including the announcement of ANDA filings seeking approval to market generic versions of Korlym and developments in ANDA litigation;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	changes in estimates or recommendations by securities analysts or the failure of our performance to meet the published expectations of those analysts or any public guidance we have provided;
•	actual or anticipated regulatory approvals of our product candidates or of competing products;
•	purchases or sales of our common stock by our officers, directors or stockholders;
•	purchases of our common stock pursuant to our Stock Repurchase Program or changes to that program;
•	changes in laws or regulations applicable to our product candidates or our competitors’ products;

•	announcements of technological innovations by us, our collaborators or our competitors;
•	our cash and short-term investment position;
•	trading volume of our common stock;
•	conditions or trends in the biotechnology and pharmaceutical industries, including the market valuations of companies similar to Corcept;
•	general market and economic conditions;
•	additions or departures of key personnel;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments; and
•	additional financing activities.

Our stock price may decline if our financial performance does not meet the guidance that we provided to the public, estimates published by research analysts or other investor expectations.

The guidance we provide as to our expected 2018 revenue is only an estimate of what we believe is realizable at the time we give such guidance. Our actual results may vary materially.  There are inherent difficulties in predicting the amount of Korlym that we will sell. For example, the rate of physician adoption of Korlym and the actions of government and private payors is uncertain. We may not meet our financial guidance or other investor expectations for other reasons, including those arising from the risks and uncertainties described in this report and in our other public filings and public statements.  Research analysts have published revenue estimates based on their own analyses. The guidance we provide may be one factor they consider when determining their estimates.

Returning capital to shareholders through our Stock Repurchase Program will reduce our cash reserves and could fail to improve our business and results of operations.

In August 2018, our Board of Directors authorized the repurchase of up to $100 million of our common stock pursuant to the Stock Repurchase Program. Unless it is terminated or suspended prior to its expiration, the Stock Repurchase Program will remain in effect until June 30, 2019. The Stock Repurchase Program does not require us to acquire any specific number of shares and it may be modified, suspended or discontinued at any time without notice. Any change to the Stock Repurchase Program could cause our stock price to decline. If we repurchase shares of our common stock, it is because we believe our shares are trading at an attractive price relative to other uses of our capital. However, it is possible that other uses of our capital would have been more advantageous or that our future capital requirements increase unexpectedly. Our repurchases of common stock could fail to improve our results of operations or hamper our ability to execute our plans, meet financial obligations, access financing or raise additional capital, which could harm our business and results of operations.

Research analysts may not continue to provide or initiate coverage of our common stock or may issue negative reports.

The market for our common stock may be affected by the reports financial analysts publish about us. If one of the analysts covering us downgrades or discontinues coverage of our stock, its price could decline rapidly and significantly. Paucity of research coverage may adversely affect our stock price.

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

As of October 30, 2018, our officers and directors beneficially owned approximately 16 percent of our common stock. Acting together, these stockholders could significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling stockholders.

Changes in laws and regulations may significantly increase our costs, which could harm our financial results.

New laws and regulations, as well as changes to existing laws and regulations, including statutes and regulations concerning the development, approval, and marketing of medications, the provisions of the PPACA requiring the reporting of aggregate spending related to health care professionals, the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the SEC and by The Nasdaq Capital Market have and will likely continue to increase our cost of doing business. Complying with these regulations may increase our expenses and divert management’s time and attention from revenue-generating activities.

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

Provisions in our charter and bylaws may delay or prevent an acquisition of us or a change in our management. Some of these provisions allow us to issue preferred stock without any vote or further action by the stockholders, require advance notification of stockholder proposals and nominations of candidates for election as directors and prohibit stockholders from acting by written consent. In addition, a supermajority vote of stockholders is required to amend our bylaws. Our bylaws provide that special meetings of the stockholders may be called only by our Chairman, President or the Board of Directors and that the authorized number of directors may be changed only by resolution of the Board of Directors. These provisions may prevent or delay a change in our Board of Directors or our management, which our Board of Directors appoints. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. Section 203 may prohibit large stockholders, in particular those owning 15 percent or more of our outstanding voting stock, from merging or combining with us.  These provisions in our charter and bylaws and under Delaware law could reduce the price that investors would be willing to pay for shares of our common stock and result in our stock price being lower than it would otherwise be.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information relating to the repurchases of our common stock made by us in the three months ended September 30, 2018 (in thousands, except per share data):

	Total Number of Shares Purchased As	Average Price Paid Per	Approximate Dollar Amount of Shares
Fiscal Period	Part of a Publicly Announced Program(1)	Share	That May Yet be Purchased Under the Program(2)
July 1, 2018 to July 31, 2018	—	$—	$—
August 1, 2018 to August 31, 2018	441	12.67	94,420
September 1, 2018 to September 30, 2018	233	14.25	91,096
Total	674	$13.21	$91,096

(1) No shares were purchased other than as part of a publicly announced program.

(2) On August 9, 2018, our board of directors authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $100 million pursuant to the Stock Repurchase Program. Unless it is terminated or suspended prior to its expiration, the Stock Repurchase Program will remain in effect until June 30, 2019.

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

101

The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three-month and nine-month periods ended September 30, 2018 and 2017, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three-month and nine-month periods ended September 30, 2018 and 2017, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date: November 1, 2018	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D. Chief Executive Officer

Date: November 1, 2018	/s/ G. Charles Robb
G. Charles Robb
Chief Financial Officer