Form 10-K
period 2018-12-31
CORCEPT THERAPEUTICS INC
filed 2019-02-26
CIK 1088856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.   Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10‑K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was $1,553,404,064 as of June 30, 2018 based upon the closing price on the Nasdaq Capital Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
On February 20, 2019 there were 114,723,281 shares of common stock outstanding at a par value of $0.001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

TABLE OF CONTENTS
Form 10-K
For the year ended December 31, 2018

PART I
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (“Securities Act”). All statements contained in this Form 10-K, other than statements of historical fact, are forward-looking statements. When used in this report, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “should, “would,” “could,” “seek” and similar expressions are forward-looking statements based on management’s current expectations. The absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, statements about:

•	our ability to manufacture, market and sell Korlym® (mifepristone) 300 mg Tablets ("Korlym");

•	our estimates regarding enrollment in and the completion dates of our clinical trials and the anticipated results of these trials;

•	the progress and timing of our research and development programs and the regulatory activities associated with them;

•	our ability to realize the benefits of orphan drug designation for Korlym and the impact of possible future competition for Korlym or our product candidates;

•	our estimates for future performance, including revenue and profits;

•	the timing of the market introduction of future product candidates, including new uses for Korlym and any of our proprietary selective cortisol modulators;

•	our ability to manufacture, market, commercialize and achieve market acceptance for our product candidates;

•	uncertainties associated with obtaining and enforcing patents; and

•	estimates regarding our capital requirements.
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
ITEM 1.  BUSINESS
Overview

We are engaged in the discovery, development and commercialization of drugs that treat severe metabolic, oncologic and psychiatric disorders by modulating the effects of the hormone cortisol. Elevated levels and abnormal release patterns of cortisol are implicated in many diseases.
Our first approved product, Korlym, treats patients with Cushing’s syndrome, a rare disease that is caused by excess cortisol activity. The active ingredient in Korlym is mifepristone, a compound that modulates cortisol activity by acting as a competitive antagonist at the glucocorticoid receptor (“GR”), one of the body’s two cortisol receptors. We first made Korlym available to patients commercially in April 2012.
The United States Food and Drug Administration (“FDA”) approved Korlym in February 2012 as a once-daily oral medication for the treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery.

We have discovered and patented three structurally distinct series of proprietary, selective cortisol modulators, all of which share mifepristone’s affinity for GR but, unlike mifepristone, do not bind to the progesterone receptor (“PR”) and therefore do not cause effects arising from antagonism of progesterone activity, such as termination of pregnancy, endometrial thickening and vaginal bleeding. We are conducting clinical trials of three of these compounds, including: (i) a Phase 3 trial of relacorilant to treat patients with Cushing’s syndrome; (ii) a Phase 2, controlled study of relacorilant combined with Celgene Corporation’s drug Abraxane® (nab-paclitaxel) to treat patients with metastatic ovarian cancer; (iii) a Phase 1/2 trial of relacorilant plus Abraxane to treat patients with a variety of solid tumors; and (iv) a Phase 1/2 trial of CORT125281 combined with Pfizer Inc.’s androgen receptor antagonist Xtandi® (enzalutamide) to treat patients with castration-resistant prostate cancer (“CRPC”). We plan to open placebo-controlled, Phase 2 trials of CORT118335 as a potential treatment for two diseases - non-alcoholic steatohepatitis (“NASH”) and antipsychotic-induced weight gain.
The Role of Cortisol in Disease

Cortisol is a steroid hormone that plays a significant role in the way the body reacts to stress. It is essential for survival. Cortisol influences metabolism and the immune system and contributes to emotional stability. Cortisol levels follow a diurnal rhythm that is essential to health, peaking upon awakening and decreasing during the day.   Insufficient cortisol activity may lead to dehydration, hypotension, shock, fatigue and hypoglycemia. Excessive cortisol activity - known as hypercortisolism - may lead to a suppressed immune response, impaired glucose tolerance, diabetes, obesity, fatty liver disease, depressed mood, psychosis, wasting of the arms and legs, edema, fatigue, hypertension and other problems. Pre-clinical and clinical data suggest that cortisol reduces a patient’s immune response to oncogenesis, shields certain cancer cells from the apoptotic effects of chemotherapy and facilitates the growth of others.

The challenge in treating a patient with hypercortisolism is modulating cortisol’s effects without suppressing them below normal levels or disrupting cortisol’s normal diurnal rhythm. Simply reducing or destroying the ability of the body to make cortisol can cause serious harm. Cortisol activity can be modulated effectively by a drug that competes with cortisol as it attempts to bind to GR. Mifepristone, the active ingredient in Korlym, is a competitive GR antagonist, as are our proprietary compounds.

Because mifepristone works by reducing the binding of excess cortisol to GR, it can modulate the effects of abnormal levels and release patterns of cortisol without compromising cortisol’s healthy functions and rhythms. However, mifepristone also binds to PR, thereby terminating pregnancy and causing other adverse effects, including vaginal bleeding (a debilitating condition suffered by a significant portion of women who take Korlym). Our proprietary selective cortisol modulators bind to GR as potently as mifepristone does, but have no affinity for PR and so do not cause PR-related side effects.
Cushing’s Syndrome

Background. Cushing’s syndrome is the clinical manifestation of hypercortisolism. An estimated 10 to 15 of every one million people are newly diagnosed with this syndrome each year, resulting in approximately 3,000 new patients and about 20,000 patients with Cushing’s syndrome in the United States, approximately half of whom are cured by surgery. It most often affects adults between the ages of 20 and 50.

Most people with Cushing’s syndrome have one or more of the following symptoms: high blood sugar, diabetes, high blood pressure, upper body obesity, rounded face, increased fat around the neck, thinning arms and legs, severe fatigue and weak muscles. Irritability, anxiety, cognitive disturbances and depression are also common. Cushing’s syndrome can affect every organ system in the body and can be lethal if not treated. The preferred treatment is surgery, which, if successful, can cure the disease. Depending on the type of tumor, surgery can result in a range of complications and has varying rates of success. In approximately half of the patients, surgery is not successful because the tumor cannot be located or removed completely.

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

We use one specialty pharmacy and one specialty distributor to distribute Korlym and provide logistical support to physicians and patients. Our policy is that no patient with Cushing’s syndrome will be denied access to Korlym for financial reasons. To help us achieve that goal, we fund our own patient support programs and donate money to independent charitable foundations that help patients cover the cost of all aspects of their Cushing’s syndrome care, whether or not that care includes taking Korlym.

Relacorilant to Treat Patients with Cushing’s Syndrome. We are advancing our proprietary, selective cortisol modulator, relacorilant, as a potential treatment for hypercortisolism. Patients in relacorilant’s Phase 2 trial exhibited clinically meaningful improvements in hyperglycemia and hypertension - two of Cushing syndrome’s most common and pernicious symptoms. Relacorilant shares Korlym’s affinity for GR, but unlike Korlym has no affinity for PR, and so does not cause the effects associated with PR affinity, including termination of pregnancy, endometrial thickening and vaginal bleeding. In addition, in its Phase 2 trial, relacorilant did not cause hypokalemia (low potassium levels), a potentially serious adverse event that is a leading cause of patients discontinuing treatment with Korlym. Forty-four percent of patients in Korlym’s pivotal trial experienced hypokalemia.

We are currently conducting relacorilant’s Phase 3 trial, in which we expect to enroll 130 patients at 60 sites in the United States and Europe. Each patient will receive relacorilant for 22 weeks, at which time any who have demonstrated pre-specified, clinically-meaningful improvements in hypertension or glucose metabolism will enter a twelve-week, double-blind, “randomized withdrawal” phase, in which half of the patients will continue to receive relacorilant and the rest will receive placebo. The rate and degree of relapse in patients receiving placebo will be measured against the rate and degree of relapse in those continuing to receive the medicine.

Relacorilant has been designated an orphan drug for the treatment of patients with Cushing’s syndrome. See “Business - Orphan Drug Designation."
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
Oncology

There is substantial in vitro, in vivo and clinical evidence that cortisol’s activity allows certain solid tumors to resist treatment. In some cancers, cortisol activity promotes tumor growth. In other cancers, cortisol stimulates genes that retard cellular apoptosis. Cortisol also suppresses the body's immune response, which is often useful, as it lessens the frequency of autoimmune diseases. However, activating, not suppressing, the immune system is beneficial in fighting certain cancers. Adding a cortisol modulator to a treatment regimen may help the patient’s immune system combat the disease.  Many types of solid tumors express GR and are potential targets for cortisol modulation therapy, among them pancreatic, ovarian, castration-resistant prostate, triple-negative breast, cervical and vulvar cancers, as well as sarcoma and melanoma. We own, or have exclusively licensed, several patents covering the use of cortisol modulators to treat pancreatic, cervical, breast, and prostate cancers.

Relacorilant to Treat Patients with Metastatic Ovarian Cancer.  We are conducting a Phase 2, controlled trial of relacorilant in combination with Abraxane to treat patients with metastatic ovarian cancer. The trial is expected to enroll 180 patients at sites in the United States and Europe. Patients will be randomly assigned to receive either 100 mg of relacorilant plus 80 ng/m2 of Abraxane or 80 ng/m2 of Abraxane alone.

We initiated our Phase 2 trial in metastatic ovarian cancer because of promising early data generated by our Phase 1/2 open label study of relacorilant plus Abraxane to treat a wide variety of solid tumors. That trial continues to enroll patients. As we identify indications of clinical activity in particular tumor types, we will further test the combination’s efficacy and safety in expansion cohorts of approximately 20 patients or in separate, larger clinical trials. We have opened an expansion cohort in patients with pancreatic cancer and continue to explore opening cohorts in patients with other solid tumors, including triple-negative breast cancer and may initiate trials evaluating relacorilant with other cancer therapies, including immunotherapy.
Korlym to Treat Patients with Triple-Negative Breast Cancer (“TNBC”). In December 2016, we announced the results of our Phase 1/2 trial of Korlym in combination with eribulin (Eisai Inc.’s drug, Halaven®) to treat patients with metastatic TNBC. The trial studied 21 patients with GR-positive tumors, one with GR-negative tumors and one with tumors whose GR status was not known. As determined using the Response Evaluation Criteria in Solid Tumors (“RECIST”), efficacy results were as follows: four patients exhibited a partial response, defined as a 30 percent or greater reduction in tumor size; eight had stable disease; and 11 had progressive disease. Six patients achieved progression-free survival (“PFS”) longer than the upper bound of the 95% confidence interval for PFS (15 weeks) in patients receiving Halaven® monotherapy in a comparable population (Aogi et al., Annals of Oncology 23: 1441-1448, 2012). Median PFS in the trial was 11.1 weeks - compared to 7.2 weeks in the Halaven monotherapy study reported by Aogi.

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
Cortisol Modulators to Treat Patients with Castration-Resistant Prostate Cancer (“CRPC”). Because androgens stimulate prostate tumor growth, androgen deprivation is a common treatment for metastatic prostate cancer. Tumors eventually escape androgen deprivation therapy through the proliferation of cells for which cortisol’s stimulation of GR and cortisol’s stimulation of mutated androgen receptors are primary growth factors. Combining a cortisol modulator with an androgen modulator such as Xtandi may block this escape route.
We have begun dosing patients at sites in the United States and Europe in an open label, Phase 1/2 trial of our proprietary, selective cortisol modulator CORT125281 combined with Xtandi in patients with metastatic CRPC.
University of Chicago investigators are leading an 84-patient, controlled, multicenter Phase 2 trial of Korlym combined with Xtandi to treat patients with metastatic CRPC. The Department of Defense and the Prostate Cancer Foundation are funding the trial. Pfizer is providing Xtandi. We are providing Korlym. These investigators are also conducting a dose-finding trial of relacorilant combined with Xtandi in patients with metastatic CRPC. We are providing relacorilant.
We have exclusively licensed patents from the University of Chicago covering the use of cortisol modulators combined with anticancer agents to treat TNBC and with androgen deprivation agents to treat CRPC. We also own two U.S. patents and two allowed patent applications covering the use of relacorilant and CORT125281 to treat pancreatic cancer.
Antipsychotic-Induced Weight Gain and NASH

In animal models, our proprietary selective cortisol modulator CORT118335 potently prevents and reverses the weight gain caused by Eli Lilly and Company’s antipsychotic medication Zyprexa® (olanzapine).  These findings replicate data from placebo-controlled clinical trials we conducted in which mifepristone significantly reduced the weight gain and adverse metabolic effects experienced by healthy subjects administered Zyprexa or Johnson & Johnson’s antipsychotic medication Risperdal® (risperidone). We published the results of these trials in the journals Advances in Therapy, Gross et al (2009) and Obesity, Gross et al (2010).

We plan to conduct three placebo-controlled trials of CORT118335 as a potential treatment for antipsychotic-induced weight gain.  The first trial will study whether CORT118335 prevents weight gain in healthy volunteers administered a two-week course of antipsychotic medication.  The second two trials will be in patients taking antipsychotic medications - one to study the reversal of recently-established weight gain and the other to study the reversal of long-standing weight gain.

CORT118335 also prevents and reverses non-alcoholic fatty liver disease and liver fibrosis in animal models.  We conducted these pre-clinical studies in response to data suggesting that cortisol modulation with Korlym played a role in reversing fatty liver disease in patients with hypercortisolism.  Fatty liver disease is a precursor to NASH.  We plan to conduct a placebo-controlled Phase 2 trial of CORT118335 as a possible treatment for NASH.
Development of our Other Selective Cortisol Modulators

Our portfolio of proprietary selective cortisol modulators, which includes relacorilant, CORT125281 and CORT118335, consists of more than 500 compounds in three structurally distinct series, all covered by our ten issued U.S. composition of matter patents. All of these compounds potently bind to GR but not the progesterone, estrogen or androgen receptors. Many of these compounds have demonstrated positive results in animal or in vitro models of cortisol modulation. We plan to continue identifying new compounds and advancing the most promising of them towards the clinic. We hold United States and foreign patents covering these compounds and their methods of use in a wide range of range of indications. We have applied, and will continue to apply, for U.S. and foreign patents covering the composition and method of use of our products and product candidates. See “Business – Intellectual Property.”
Studies by Independent Investigators
For many years we have advanced our understanding of cortisol modulation by supporting the work of independent academic investigators. These researchers have studied the utility of mifepristone or our proprietary selective cortisol modulators in a wide range of disorders, including central serous retinopathy, post-traumatic stress disorder, anxiety, alcoholism, cocaine addiction, Alzheimer’s disease, ALS, muscular dystrophy, Cushing’s syndrome, metabolic syndrome, atherosclerosis, fatty liver disease, and solid tumors, including triple-negative breast, prostate, ovarian and non-small cell lung cancers, as well as sarcoma and melanoma.
Clinical Trial Agreements

Some of our clinical trials are conducted through the use of clinical research organizations (“CROs”). Our Phase 3 trial of relacorilant for the treatment of patients with Cushing’s syndrome is being conducted under an agreement with ICON plc (“ICON”). Novella Clinical LLC (“Novella”) is helping us conduct our Phase 2 trial of relacorilant to treat patients with metastatic ovarian cancer and our Phase 1/2 trial of CORT125281 to treat patients with CRPC.  Our agreements with ICON and Novella may be terminated by us on 60 days’ written notice or sooner if the parties mutually agree.
Research and Development Spending
We incurred $75.2 million, $40.4 million and $23.8 million of research and development expenses in the years ended December 31, 2018, 2017 and 2016, respectively, which accounted for 47%, 38% and 34%, respectively, of our total operating expenses in those years.
Manufacturing Korlym

We do not have manufacturing capabilities and intend to continue to rely on experienced contract manufacturers to produce Korlym and our product candidates. In March 2014, we entered into a long-term agreement with one contract manufacturer - Produits Chimiques Auxiliaires et de Synthese SA (“PCAS”) - to produce mifepristone, the active pharmaceutical ingredient (“API”) for Korlym. On July 25, 2018, we amended this agreement to add a second manufacturing site and extend its term to December 31, 2021, with two one-year automatic renewals, unless either party provides 12 months advance written notice of its intent not to renew. The amendment provides exclusivity between PCAS and Corcept. If PCAS is unable to meet our requirements, we may purchase mifepristone from another supplier.
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
Orphan Drug Designation

Prior to its approval, the FDA designated Korlym an orphan drug for the treatment of endogenous Cushing’s syndrome.   Orphan designation qualifies the sponsor of a drug candidate for tax credit and marketing incentives under the Orphan Drug Act, including seven years of exclusive marketing rights in the United States for drug in the specified orphan indication, if it receives the first regulatory approval for that indication, with limited exceptions.  A marketing application for a prescription drug product that has been designated as a drug for a rare disease or condition is not subject to a prescription drug user fee unless the application includes an indication for other than a rare disease or condition. Orphan Drug designation for one medication does not prevent competitors from developing or marketing different drugs for the same Orphan indication. It also does not convey an advantage in, or shorten the duration of, the review and approval process for a drug. The FDA has designated relacorilant an orphan drug for the treatment of patients with endogenous Cushing’s syndrome and pancreatic cancer.

Our orphan drug marketing exclusivity period for Korlym to treat patients with Cushing’s syndrome ended on February 17, 2019, which means a competitor who receives FDA approval for a generic equivalent of Korlym may market its drug to patients with Cushing’s syndrome, provided doing so would not infringe any of our patents.  We have eight patents listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, that we believe would be infringed by a generic competitor for Korlym.  These patents have terms ranging from 2028 to 2037. Additional applications for patents we believe would qualify for the Orange Book are under examination by the USPTO.
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
In seeking approval, ANDA applicants must certify to the FDA that any Orange Book patents relating to the Innovator Drug are invalid or will not be infringed by the manufacture, use or sale of the generic product.  This is known as a “Paragraph IV certification.”  If the owner of the Innovator Drug responds to receipt of a paragraph IV certification by suing the ANDA applicant for patent infringement, the FDA may not approve the ANDA application until the earlier of 30 months or when the infringement case concerning each such patent is favorably decided in the ANDA applicant's favor or settled, or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the “30-month stay.” Owners of Innovator Drugs regularly challenge paragraph IV certifications and trigger the 30-month stay, recognizing that the related patent litigation may take many months or years to resolve.

On February 5, 2018, we received notice that Teva Pharmaceuticals USA, Inc. (“Teva”) had submitted an ANDA seeking FDA approval to market a generic form of Korlym.  Teva’s Paragraph IV certification stated that our listed Orange Book patents listed at that time, U.S. Patent No. 8,921,348 (the “’348 patent”) and U.S. Patent No. 9,829,495 (the “’495 patent”), will not be infringed by Teva’s proposed product, are invalid and/or are unenforceable.  In March 2018, we sued Teva, alleging infringement of our the ‘348 and ‘495 patents. The FDA has tentatively approved Teva’s ANDA.  However, in accordance with the Hatch-Waxman Act, as a result of Corcept’s lawsuit against Teva, the FDA cannot grant Teva’s ANDA final approval, until the earlier of 30 months following the initiation of our lawsuit or a District Court decision finding that the ‘348 and ‘495 patents are invalid, unenforceable or not infringed.

On July 6, 2018, we amended our original complaint against Teva and on February 8, 2019 we filed a second lawsuit against Teva, each time alleging the infringement of additional patents. These actions by us will not result in additional 30-month stays. On February 21, 2019 the District Court consolidated the two lawsuits. Although we will vigorously enforce our intellectual property rights relating to Korlym, we cannot predict the outcome of this lawsuit. See "Part I, Item 3, Legal Proceedings."
Inter Partes Review at the U.S. Patent Trial and Appeal Board

In August 2018, Neptune Generics, LLC submitted a petition for Inter Partes Review (“IPR”) at the U.S. Patent Trial and Appeal Board (“PTAB”) of U.S. Patent No. 8,921,348 (‘348) which is related to Korlym. Neptune Generics, LLC does not have regulatory approval to sell any drug in the United States. It is backed by the litigation finance firm, Burford Capital Ltd., a U.K.-based company. On February 15, 2019, the PTAB granted institution to the IPR, and an oral argument hearing date has been set for November 14, 2019. We plan to vigorously defend the validity of the ‘348 patent.
Competition for Korlym

Korlym competes with established treatments, including surgery, radiation and other medications, and including “off-label” uses of drugs such as ketoconazole, an anti-fungal medication. Korlym also competes with Novartis’ drug, Signifor® (pasireotide) Injection, which the FDA approved in December 2012 for the treatment of adult patients with Cushing’s disease who are not candidates for pituitary surgery or for whom surgery did not work. Cushing’s disease is a subset of Cushing’s syndrome.
In the future, Korlym may experience competition from generic versions and from new compounds. For example, Strongbridge Biopharma plc is developing levoketoconazole, a chiral form of ketoconazole. Novartis is developing osilodrostat, a cortisol synthesis inhibitor.  Both compounds are in Phase 3 testing in the United States and European Union.
Intellectual Property

Patents and other proprietary rights are important to our business. It is our policy to seek patent protection for our inventions and to rely upon trade secrets, know-how, technological innovation and intellectual property licensing opportunities to develop and maintain our competitive position. We own ten composition of matter patents covering our selective cortisol modulators and 33 patents covering the use of cortisol modulators to treat a wide range of serious disorders, including Cushing’s syndrome. We have exclusively licensed five method of use patents from the University of Chicago. We also own an extensive portfolio of patents in countries around the world. We have applied, and will continue to apply, for U.S. and foreign patents covering the composition and method of use of our products and product candidates.

Korlym. The composition of matter patent covering Korlym’s active ingredient, mifepristone, has expired. The only other FDA-approved use of mifepristone is to terminate pregnancy. We hold eight method of use patents listed in the FDA Orange Book covering various uses of Korlym in the treatment of patients with Cushing’s syndrome, with additional patent applications that may be suitable for listing in the Orange Book standing allowed or currently under examination at the USPTO. Our current Orange Book patents have expiration dates ranging from 2028 to 2037.

To protect our market for Korlym we rely on (1) our method of use patents, (2) the significant restrictions imposed by the FDA on the use of mifepristone to terminate pregnancy and (3) the different patient populations, administering physicians and treatment settings between the use of mifepristone to terminate pregnancy and to treat Cushing’s syndrome.
Oncology. We have exclusively licensed patents from the University of Chicago covering the use of glucocorticoid receptor antagonists, including mifepristone, in the treatment of castration-resistant prostate cancer in combination with androgen deprivation agents and triple-negative breast cancer in combination with anti-cancer agents. See “Business - License Agreements.”
Other Method of Use Patents. In addition to our patents relating to Cushing’s syndrome, we own U.S. patents for the use of cortisol modulators in the treatment of pancreatic cancer, mild cognitive impairment, the prevention and treatment of stress disorders, improving the therapeutic response to electroconvulsive therapy, the treatment of delirium, the treatment of catatonia, the treatment of psychosis with Interferon-Alpha therapy, inhibiting cognitive deterioration in adults with Down’s Syndrome, the treatment of weight gain following treatment with antipsychotic medication, the treatment of gastroesophageal reflux disease, the treatment of migraine headaches, the treatment of neurological damage in premature infants and the treatment of diseases using combination steroid and GR antagonist therapy. We own a method of use patent for optimizing mifepristone levels in plasma serum in patients suffering from any disorder, including Cushing’s syndrome, amenable to treatment with mifepristone. The expiration dates of these patents and their foreign counterparts range from 2020 to 2037.
Composition of Matter Patents Covering Our Proprietary, Selective Cortisol Modulators. We have ten U.S. composition of matter patents containing claims relating to three structurally distinct series of next-generation cortisol modulators. Four of these patents have issued in Europe. The expiration dates of these patents and their foreign counterparts range from 2026 to 2034.
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
We believe that our patents are valid and that we do not infringe any third-party’s patents or other proprietary rights, and we are not obligated to pay royalties relating to the use of intellectual property to any third-parties other than the University of Chicago.
License Agreements
We have exclusively licensed from the University of Chicago five issued U.S. patents for (a) the use of cortisol modulators in the treatment of triple-negative breast cancer, and (b) the use of cortisol modulators to treat castration-resistant prostate cancer. We are required to pay the University of Chicago customary milestone fees and royalties on revenue from products commercialized under the issued patents or patents that may issue pursuant to the pending applications. Our license will end upon expiration of the licensed patents in 2031 and 2033 or upon notification by us to the University of Chicago. Three patents licensed from Stanford University expired in October 2018. See “Business – Intellectual Property.”
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

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, prohibits, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program. In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, imposes certain requirements relating to the privacy, security and transmission of protected health information on HIPAA covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates who conduct certain activities for or on their behalf involving protected health information on their behalf.
In addition, there has been increased federal and state regulation of payments made to physicians and other healthcare providers. The PPACA, among other things, imposes new reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $166,000 per year (or up to an aggregate of $1.1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers must report such payments to the government by the 90th day of each calendar year. Certain states also mandate implementation of commercial compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

State and foreign laws and regulations restrict business practices in the pharmaceutical industry and complicate our compliance efforts.  For example, some states require companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the federal government’s compliance guidance or otherwise restrict payments to healthcare providers and other potential referral sources.  Some states require manufacturers to file reports relating to pricing and marketing information.  Some state and local governments require the public registration of pharmaceutical sales representatives.  Some state and foreign laws govern the privacy and security of health information in ways that differ significantly from one another and are not preempted by HIPAA.
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
Employees
We are managed by experienced pharmaceutical executives. We also enlist the expertise of associates and advisors with extensive pharmaceutical development experience. As of December 31, 2018, we had 166 employees, five of whom have MDs. We consider our employee relations to be good. Our employees are not covered by a collective bargaining agreement.
About Corcept
We were incorporated in the State of Delaware on May 13, 1998. Our registered trademarks include Corcept® and Korlym®. Other service marks, trademarks and trade names referred to in this document are the property of their respective owners.
Available Information

We are subject to the information requirements of the Securities Exchange Act of 1934, as amended, and we therefore file periodic reports, proxy statements and other information with the SEC relating to our business, consolidated financial statements and other matters. The SEC maintains an Internet site, www.sec.gov, that contains reports, proxy statements and other information regarding issuers such as Corcept.
For more information about Corcept, including free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, visit our website, www.corcept.com.  The information found on or accessible through our website is not incorporated into, and does not form a part of, this Form 10-K.

ITEM 1A.  RISK FACTORS

An investment in our common stock involves significant risks. Carefully consider the risks described below and the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, before investing. If any of the following risks or uncertainties actually occurs, our business, results of operations or financial condition could be materially harmed, the price of our common stock could fall and you could lose part or all of your investment. The risks and uncertainties described below are those that we currently believe may materially affect us; however, there may be others of which we are unaware. Moreover, new risks and uncertainties may arise and harm our business.
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

Many factors could limit our Korlym revenue, including:

•	the preference of some physicians for long-standing off-label treatments for Cushing’s syndrome, such as ketoconazole;

•	competition from non-medical treatments, such as surgery and radiation;

•	the potential introduction of a competitor for Korlym, including a generic version of Korlym;

•	negative publicity and political concerns about Korlym, RU-486, Mifeprex® or mifepristone;

•	the lack of availability of adequate private and government insurance coverage; and

•	rapid technological change that makes Korlym obsolete.
Failure to generate sufficient Korlym revenue may prevent us from fully funding our planned commercial and clinical activities and would likely cause our stock price to decline.
If generic products that compete with Korlym or any future Corcept product are approved and launched, our business, financial position or results of operations would be adversely affected.
Although Korlym is protected by patents covering its method of use, including its use to treat patients with Cushing’s syndrome, we cannot assure you that third parties will not attempt to invalidate or design around the patents or assert that they are invalid or otherwise unenforceable and introduce generic equivalents of Korlym or any future products. In February 2018, we received notice that Teva had filed an ANDA requesting approval to market a generic form of Korlym. Teva’s Paragraph IV Notice Letter asserted that our patents listed in the Orange Book for Korlym at the time Teva filed its ANDA are invalid, unenforceable or will not be infringed by Teva’s proposed generic product. We have filed suit against Teva in Federal District Court defending our patents, triggering the statutory automatic 30-month stay of FDA approval, beginning as of the date we received the Notice Letter. Litigation to enforce or defend intellectual property rights is complex, costly and involves significant commitments of management time. If our Orange Book patents are successfully challenged by Teva or any other party and a generic version of Korlym is approved, the sale of Korlym tablets and their price could decline significantly.
The period of marketing exclusivity provided by Korlym’s orphan drug designation expired on February 17, 2019, which means that other companies may seek to introduce generic equivalents of Korlym, provided they receive FDA approval and can show that their products do not infringe our patents or that our patents are invalid or unenforceable. After the introduction of a generic competitor, a significant percentage of the prescriptions written for a product may be filled with the generic version, resulting in a loss in sales of the branded product and reducing its price. Generic competition for Korlym could have a material adverse effect on our sales, results of operations and financial condition.
Other companies are attempting to develop different medications to treat patients with Cushing’s syndrome. The availability of competing treatments could limit our revenue from the sale of Korlym.
In 2012, Novartis received approval in both the United States and the European Union (“EU”) to market its somatostatin analogue Signifor® (pasireotide) Injection for adult patients with Cushing’s disease (a subset of Cushing’s syndrome) for whom pituitary surgery is not an option or has not been curative.  Novartis is also conducting Phase 3 trials of the experimental cortisol synthesis inhibitor osilodrostat to treat patients with Cushing’s syndrome.  It has received orphan drug designation for osilodrostat in the United States and the EU for that use. Novartis has substantially more resources and experience than we do and may provide significant competition.
Strongbridge Biopharma plc (“Strongbridge”) has received orphan drug designation in the United States and the EU for the use of the cortisol synthesis inhibitor levoketoconazole to treat patients with Cushing’s syndrome.  Levoketoconazole is an enantiomer of the generic anti-fungal medication, ketoconazole, that is sometimes prescribed off-label to treat patients with Cushing’s syndrome. Strongbridge has completed one Phase 3 trial, which met its primary endpoint of reducing cortisol synthesis and is conducting a second Phase 3 trial.
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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future. For example, the Tax Cuts and Jobs Acts (the “Tax Act”) was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the PPACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the PPACA are invalid as well. While the Trump Administration and the Centers for Medicare & Medicaid Services have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts to repeal and replace the PPACA will impact the law. At this time, the full effect that the PPACA and any subsequent legislation would have on our business remains unclear. Any new limitations on, changes to, or uncertainty with respect to the ability of individuals to enroll in governmental reimbursement programs or other third-party payor insurance plans could impact demand for Korlym, which in turn could affect our ability to successfully develop and commercialize our products.

Other legislative and regulatory changes have been proposed and adopted in the United States since the PPACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of up to 2 percent per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2027 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, which further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On February 1, 2016, the Centers for Medicare & Medicaid Services, or CMS, published a final rule that revised certain requirements involved in our calculation of prices we report in connection with our participation in government reimbursement programs so that Korlym will be eligible for purchase by, or qualify for partial or full reimbursement from, Medicaid and other government programs. The extent to which this rule may alter our reported prices and estimated rebates and chargebacks under government programs remains unclear. Moreover, the federal government and the individual states in the United States have become increasingly active in developing proposals, passing legislation and implementing regulations designed to control drug product pricing, including price or patient reimbursement constraints, discounts, formulary flexibility, marketing cost disclosure and transparency measures.
These new laws and the regulations and policies implementing them, as well as other healthcare reform measures that may be adopted in the future, could materially reduce our ability to successfully develop and commercialize Korlym and our product candidates.
The unfavorable public perception of mifepristone may limit our ability to sell Korlym.
The active ingredient in Korlym, mifepristone, is approved by the FDA in another drug for the termination of early pregnancy. As a result, mifepristone has been and continues to be the subject of considerable debate in the United States and elsewhere. Public perception of mifepristone may limit the acceptance of Korlym by patients and physicians. Even though we have taken measures to minimize the chance that Korlym will be accidentally be prescribed to a pregnant woman, physicians may choose not to prescribe Korlym to a woman simply to avoid the risk of unintentionally terminating a pregnancy.

We have no manufacturing or pharmacy capabilities and depend on third parties to manufacture Korlym’s active ingredient, form it into tablets, package it and dispense it to patients. We also depend on third parties to manufacture the API and capsules or tablets for relacorilant, CORT118335, CORT125281 and our other product candidates. If these suppliers become unable or unwilling to perform these functions and we cannot transfer our business to qualified replacement vendors in a timely manner, our business will be harmed.
A single third-party manufacturer, PCAS, supplies the API in Korlym. Another third-party manufacturer, Alcami, produces and bottles our Korlym tablets. Our agreement with Alcami automatically renews and can be terminated by either party, subject to notice provisions. Our agreement with PCAS automatically renews for two one-year terms, unless either party provides 12 months advance written notice of its intent not to renew. A single specialty pharmacy, Optime Care, Inc. (“Optime”), dispenses the Korlym we sell directly to patients and collects payments from insurers and other payers representing approximately 99 percent of our revenue. If Optime does not adhere to its agreements with payers, it may not be able to collect some or all of the payments due to us. Our agreement with Optime has a five-year term and renews upon the written consent of both parties subject to the ability of either party to terminate upon material breach by either party or bankruptcy or insolvency. In addition, we may terminate the agreement for convenience.
If any of these vendors is unable or unwilling to meet our requirements, we may not be able to manufacture or dispense Korlym or our product candidates in a timely manner, which may prevent us from generating revenue or advancing our clinical development programs. Identifying replacement vendors and transitioning our business to them would be time-consuming, complex and expensive. Failure to do so efficiently and in a timely manner would harm our business.
The facilities used by our vendors to manufacture and package Korlym and our product candidates must be approved by the FDA and, in some cases, the European Medicines Agency (“EMA”). We do not control the manufacturing activities of these vendors and are dependent on them for compliance with the regulatory requirements known as current good manufacturing practices (“cGMPs”). If our vendors cannot manufacture material that conforms to our specifications and the strict requirements of the FDA or others, they will not be able to maintain regulatory approval for their facilities, which could prohibit us from using materials they have provided to us. We have no control over whether our vendors maintain adequate quality control and hire qualified personnel. If the FDA, EMA or other regulatory authority does not approve the facilities used to manufacture our products or if a necessary approval is withdrawn, we may need to find alternative facilities, which would be expensive and could significantly hamper our ability to develop, obtain regulatory approval for and market our products. In addition, sanctions could be imposed on us, including fines, injunctions, civil penalties, failure of regulators to approve our product candidates, delays, suspensions or withdrawals of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business.
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
We have product liability insurance with coverage limits we believe to be appropriate for a company marketing a single pharmaceutical product and developing others. However, this insurance may become prohibitively expensive or may not fully cover our potential liabilities. Our inability to obtain adequate insurance coverage at an acceptable cost could inhibit the commercialization of Korlym or our product candidates or could result in significant underinsured or uninsured liability. Defending a lawsuit could be costly and divert management’s productive activities.
We are subject to ongoing regulatory review. If we are unable to maintain regulatory approval of Korlym for the treatment of patients with Cushing’s syndrome or if we fail to comply with regulatory requirements, we will be unable to generate revenue or may be subject to penalties and our business would be harmed.
We are subject to ongoing obligations and continued regulatory review by the FDA and other regulatory authorities in the United States and elsewhere with respect to the research, testing, manufacturing, labeling, distribution, adverse event reporting, storage, selling, advertising, promotion, recordkeeping and marketing of products. These requirements include submissions of safety information, annual updates on manufacturing activities and continued compliance with FDA regulations known as “cGMPs,” current good laboratory practices (“cGLPs”) for the nonclinical studies we conduct and current good clinical practices (“cGCPs”) for our clinical studies. The FDA enforces these regulations through periodic inspections of us and the laboratories, manufacturers and clinical sites we use.  Foreign regulatory authorities have comparable requirements and enforcement mechanisms. Discovery of previously unknown problems with a product or product candidate, including adverse events of unanticipated severity or frequency or with our manufacturers or their manufacturing processes, or failure to comply with FDA and applicable foreign and U.S. regulatory requirements, may subject us to substantial civil and criminal penalties, injunctions, holds on clinical trials, product seizure or detention, refusal to permit the import or export of products, restrictions on product marketing, withdrawal of the product from the market, voluntary or mandatory product recalls, total or partial suspension of production, refusal to approve pending NDAs or supplemental NDAs, and suspension or revocation of product approvals.

In addition, we must comply with requirements concerning the advertising and promotion for our products. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use. If we market our products outside of their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the FDA’s restrictions relating to the promotion of prescription products may also lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws. The FDA’s policies may change or new regulations may be enacted that prevent, limit or delay regulatory approval of our product candidates. We cannot predict the nature or scope of future government regulations. For example, the administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these Executive Orders will be implemented, if at all, and the extent to which they will affect the FDA’s ability to exercise its authority. If these executive actions impose restrictions on the FDA’s ability to engage in oversight and implementation activities or if we are slow or unable to adapt to sudden changes in existing requirements or the adoption of new requirements or policies, we may not be able to maintain regulatory compliance, and we may lose marketing approval or face other enforcement action.
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
We are subject to federal and state healthcare fraud and abuse regulations, including:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal health care programs such as the Medicare and Medicaid programs; A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•
federal false claims laws, including, without limitation, the False Claims Act, which prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Pharmaceutical companies have been prosecuted under these laws for a variety of promotional and marketing activities, such as allegedly providing free product to or entering into “sham” consulting arrangements with customers to induce such customers to purchase, order or recommend the company’s products in violation of the Anti-Kickback Statute and federal false claims laws and regulations; reporting to pricing services inflated average wholesale prices that were then used by certain governmental programs to set reimbursement rates; engaging in the promotion of “off-label” uses that caused customers to submit claims to and obtain reimbursement from governmental payors for non-covered “off-label” uses; and submitting inflated best price information to the Medicaid Drug Rebate Program; the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

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

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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
If our operations are found to be in violation of any of the laws described above or any other government regulations, we may be subject to civil and criminal penalties, damages, fines, exclusion from governmental health care programs, a corporate integrity agreement or other agreement to resolve allegations of non-compliance, individual imprisonment, and the curtailment or restructuring of our operations, any of which could adversely affect our financial results and ability to operate.

A breakdown or breach of our information technology systems or our failure to protect confidential information concerning patients or others could subject us to liability or interrupt the operation of our business.
We store sensitive data on our computer networks and on the networks of our vendors, including intellectual property and confidential information relating to our business, patients and employees. Despite the implementation of security measures, our internal computer systems and those of our vendors are subject to the risk of cyberattacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures.  They may also be manipulated by criminals seeking to commit fraud or theft. In addition, system failures could cause the loss or theft of valuable clinical trial data or otherwise disrupt our clinical and commercial activities and be expensive and time-consuming to remedy. If a disruption or security breach resulted in the disclosure of confidential or proprietary information, we could incur liability and our research, development and commercialization efforts could be delayed or otherwise harmed.
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
Regulations governing the receipt, collection, processing, use, safeguarding, sharing and transfer of personal and confidential data is evolving rapidly and is likely to remain uncertain for the foreseeable future as new global privacy rules are enacted and existing ones updated and made more stringent. The GDPR took effect in Europe on May 25, 2018. It establishes new requirements for the use and safeguarding of personal data in the EU and applies to companies established in the EU as well as companies that collect and use personal data to offer goods or services to, or monitor the behavior of, individuals in the EU (including in clinical trials). Penalties for failure to comply with GDPR include fines of up to €20 million or four percent of worldwide annual revenue, whichever is greater. Data protection authorities in some of the EU member states have not completed their interpretative guidance and implementing laws and regulations regarding GDPR, which makes compliance difficult. In addition, the data protection authorities of the different EU countries may interpret the regulation differently. Once promulgated, national and EU guidance are likely to be updated from time to time, which will add complexity and cost to our collection and handling of data.
If we or our vendors fail to comply with the GDPR or other applicable data privacy laws, or if the data protection measures and disclosures we or our vendors undertake are not considered adequate, we could be subject to government enforcement actions and substantial penalties and fines, which could harm our business.
Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impair the ability of the FDA to review and process our regulatory submissions, which could have a material adverse effect on our business.

Many of our patients pay for Korlym with insurance or other support provided by payers who are funded in whole or in part by the U.S. federal government, such as Medicare, Medicaid, Tricare and the Veterans Administration. If a partial or total shutdown of the federal government prevents these payers from fully-funding their obligations, our revenues will fall and our business will be harmed. In addition, we are dependent on the continued functioning of the SEC, FDA and other federal instrumentalities that regulate us and our industry. The partial or complete closure of these entities, or their inability to hire and retain talented professionals due to uncertainties about their ability to reliably pay their employees, could materially harm our business.
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
Risks Related to the Development of our Product Candidates
Clinical drug development is lengthy, expensive and often unsuccessful. Results of early studies and trials may not be predictive of later trial results.
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
Except for our Phase 3 trial evaluating relacorilant to treat patients with Cushing’s syndrome, our current clinical trials are too small to support regulatory submissions seeking marketing approvals for the compounds being studied. Even if these trials generate positive results, those results would have to be confirmed in one or more substantially larger, more expensive and lengthier trials before we could seek regulatory approvals.
The commencement and completion of clinical trials may be delayed by many factors, including:

•	delays obtaining regulatory permission to start a trial or changes to the size or design or regulatory requirements with respect to a trial already underway;

•	inability to secure acceptable terms with vendors and clinical trial sites;

•	delays or inability to obtain institutional review board (“IRB”) approval at prospective trial sites;

•	slow patient enrollment;

•	failure of patients or investigators to comply with the clinical trial protocol;

•	negative or inconclusive trial results; and

•	negative findings of inspections of clinical sites or manufacturing operations by us, the FDA or other authorities.
We may not be able to select and qualify appropriate sites for our trials. If our clinical sites fail to enroll a sufficient number of patients in a timely way, we may be unable to complete our trials as planned, which could delay or prevent the approval of our product candidates. We could also encounter delays if a clinical trial is suspended or terminated by us, the trial’s data safety monitoring board or the IRBs governing the sites where the trial is being conducted. The FDA or other regulatory authorities may suspend or terminate a trial for many reasons, including failure to conduct the trial in accordance with regulatory requirements or our clinical protocols, negative findings in an inspection by the FDA or other authorities of our clinical trial operations or clinical trial sites, unforeseen safety issues, failure to demonstrate a benefit from using a product candidate or changes in government regulations.

During the clinical development of a product candidate, we may decide, or the FDA or other regulatory authorities may require us, to conduct more pre-clinical or clinical studies than we had planned or to change the size or design of a trial already underway, which could delay or prevent the completion of our development program and increase its cost. Even if we conduct all of the clinical trials and supportive studies that we consider appropriate and we consider the results of those trials and studies to be positive, we may not receive regulatory approval of a product candidate.
We depend on vendors to conduct and manage some of our clinical trials and to perform data collection and analysis. Failure of these vendors to perform their contractual duties or meet expected timelines may prevent or delay approval of our product candidates, which could harm our business.

We rely on third-party clinical investigators and clinical sites to enroll patients and CROs to manage many of our trials and to perform data collection and analysis. Although we control only certain aspects of these third-parties’ activities, we are still responsible for ensuring that every study adheres to its protocol and meets all applicable regulatory and scientific standards. If any of them does not perform its contractual duties or meet expected deadlines or fails to adhere to applicable cGCPs, or if the quality or accuracy of the data it produces is otherwise compromised, the affected clinical trial or trials may be extended, delayed or terminated and we may be unable to obtain approval for our product candidates.  Similarly, failure of our manufacturers to perform their contractual duties or comply with cGMP may require us to repeat clinical trials, which would delay regulatory approval.
If our agreements with any of these third parties terminate, we may not be able to enter into alternative arrangements in a timely manner or on reasonable terms.
We may be unable to obtain and maintain regulatory approvals for our product candidates. Failure can occur at any stage of drug development.

We cannot promote any product before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, which we may not receive. Obtaining regulatory approval of a drug is uncertain, lengthy and expensive. Failure can occur at any stage. In order to receive approval from the FDA, we must demonstrate that the new drug is safe and effective for its intended use and that our manufacturing processes comply with cGMPs, which govern production processes, quality control and recordkeeping. Our inability or the inability of our suppliers to comply with applicable FDA and other regulatory requirements can result in delays in or denials of new product approvals, warning letters, fines, consent decrees restricting or suspending manufacturing operations, injunctions, civil penalties, recall or seizure of products, total or partial suspension of product sales and criminal prosecution. Any of these or other regulatory actions could materially harm our business and our financial condition.
Future governmental action or changes in FDA policy or personnel may also result in delays or rejection of an NDA or supplemental NDA. We expect that the label for mifepristone for any indication will include, as Korlym’s does, some limitations on its use, including a so-called “black-box” warning that it should not be used by pregnant women or women seeking to become pregnant.

If we receive regulatory approval for our future product candidates, we will be subject to ongoing FDA obligations and continued regulatory oversight and review, such as continued safety reporting requirements; and we may also be subject to additional FDA post-marketing restrictions and obligations. If we are not able to maintain regulatory compliance, we may not be permitted to develop our product candidates or market our products and may be subject to product recalls or seizures. Any regulatory approvals that we may receive for our product candidates may limit the indicated uses for which the medicine may be marketed or require costly post-marketing studies.
Obtaining regulatory approval of our product candidates in foreign jurisdictions would be costly and difficult. Failure to obtain such approvals would prevent us from commercializing our product candidates outside the United States.
We may seek to commercialize our products in international markets, which would require us to receive a marketing authorization and, in many cases, pricing approval, from the appropriate regulatory authorities, whose approval processes include all of the risks associated with the FDA’s approval process and, in some cases, additional risks. The approval procedure varies between countries and can involve conducting additional pre-clinical or clinical studies. The time required to obtain approval may differ from that required to obtain FDA approval. Although approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by others, failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our product candidates in any foreign market.

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
To develop additional sources of revenue, we must develop new product candidates or new therapeutic uses for Korlym. Our selective cortisol modulators, including relacorilant, may not be effective to treat any disorder. We could discover that cortisol modulators have unacceptable side effects or are otherwise not safe. Due to the potential for lack of efficacy and side effects inherent in novel compounds and in new uses for existing medications, we are developing multiple compounds, which will increase our spending, with no assurance of developing drugs that are safe, effective or commercially viable.
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
Risks Relating to Our Intellectual Property
To succeed, we must secure and maintain adequate patent protection for the composition and methods of use of our proprietary, selective cortisol modulators and for the use of Korlym to treat Cushing’s syndrome and other disorders.
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

We are currently defending patents covering the use of Korlym in two separate proceedings. In March 2018, in response to the Teva ANDA submission, we filed suit in the U.S. District Court for the District of New Jersey against Teva for infringement of patents covering the use of Korlym. Prosecuting this lawsuit is costly and requires a great deal of management’s time. Its outcome is uncertain. Please see "Part I, Item 3, Legal Proceedings." In August 2018, Neptune Generics, LLC (“Neptune”) submitted a petition for IPR before the PTAB of U.S. Patent No. 8,921,348 (the “348 patent”). On February 15, 2019, the PTAB granted institution to the IPR, and an oral argument hearing date has been set for November 14, 2019. If we do not prevail in the IPR trial proceedings, the PTAB could invalidate the ‘348 patent or one or more of its claims. PTAB final judgments are appealable to the Court of Appeals of the Federal Circuit for review. The outcome of such an appeal would be uncertain.
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

Third parties may allege that our patents infringe their rights. Defending against such allegations may result in costly litigation and may require us to obtain a license or bar us from commercializing our product candidates or Korlym for a new indication.
Our commercialization of Korlym and the development and potential commercialization of our selective cortisol modulators may give rise to claims that our patents or the patents we have licensed infringe the rights of others, which may require us to engage in costly, time-consuming and possibly unsuccessful litigation. If it is determined that Korlym or one or more of our product candidates infringe others’ patent rights, we may be required to obtain licenses to those rights. If we fail to obtain such licenses, we may have to delay or suspend commercial activity while we attempt to design around the infringed patent. If our efforts fail, we may be unable to commercialize the infringing product or product candidate. We do not have liability insurance for patent infringement.

We do not believe that we infringe any patents or other proprietary rights. We are not obligated to pay royalties relating to the use of intellectual property except to the University of Chicago. To maintain our licenses, we must make milestone and royalty payments. If we do not comply with our payment and other obligations, we may lose the right to commercialize cortisol modulators, including mifepristone, for the treatment of TNBC and CRPC.

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
The mifepristone patents we own or license cover the use of mifepristone, not its composition, which may make it harder to prevent patent infringement.
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
We cannot assure you that an active trading market for our common stock will exist at any particular time. As a result, holders of our common stock may not be able to sell shares quickly or at the current market price. During the 52-week period ended February 20, 2019, our average daily trading volume was approximately 1,441,412 shares and the intra-day sales prices per share of our common stock on The Nasdaq Capital Market ranged from $9.14 to $20.00. As of February 20, 2019, our officers, directors and principal stockholders beneficially owned approximately 16 percent of our common stock.
Our stock price, like the stock price of many biotechnology companies, sometimes experiences extreme price and volume fluctuations that are unrelated or disproportionate to our operating performance or prospects. Securities class action lawsuits are often instituted against companies following periods of stock market volatility. Such litigation is costly and diverts management’s attention from productive efforts.
The price of our common stock can fluctuate rapidly and widely in response to a variety of factors, including:

•	actual or anticipated variations in our operating results or changes to any public guidance we have provided;

•	actual or anticipated timing and results of our clinical trials;

•
changes in the expected or actual timing of our competitors’ potential development programs, including the announcement of ANDA filings seeking approval to market generic versions of Korlym and developments in ANDA litigation;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	changes in estimates or recommendations by securities analysts or the failure of our performance to meet the published expectations of those analysts or any public guidance we have provided;

•	actual or anticipated regulatory approvals of our product candidates or of competing products;

•	purchases or sales of our common stock by our officers, directors or stockholders;

•	purchases of our common stock pursuant to our Stock Repurchase Program or changes to that program;

•	changes in laws or regulations applicable to our product candidates or our competitors’ products;

•	announcements of technological innovations by us, our collaborators or our competitors;

•	trading volume of our common stock;

•	conditions or trends in the biotechnology and pharmaceutical industries, including the market valuations of companies similar to Corcept;

•	general market and economic conditions;

•	additions or departures of key personnel;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments; and

•	our cash and short-term investment position;

•	additional financing activities.
Our stock price may decline if our financial performance does not meet the guidance that we provided to the public, estimates published by research analysts or other investor expectations.
The guidance we provide as to our expected 2019 revenue is only an estimate of what we believe is realizable at the time we give such guidance. Our actual results may vary materially. It is difficult to predict the amount of Korlym that we will sell. For example, the rate of physician adoption of Korlym and the actions of government and private payors is uncertain. We may not meet our financial guidance or other investor expectations for other reasons, including those arising from the risks and uncertainties described in this report and in our other public filings and public statements.  Research analysts have published revenue estimates based on their own analyses. The guidance we provide may be one factor they consider when determining their estimates.

Our acquisition of Corcept shares through our Stock Repurchase Program will reduce our cash reserves and could fail to improve our business and results of operations.

In August 2018, our Board of Directors authorized the repurchase of up to $100 million of our common stock pursuant to the Stock Repurchase Program. Unless it is terminated or suspended prior to its expiration, the Stock Repurchase Program will remain in effect until June 30, 2019. The Stock Repurchase Program does not require us to acquire any specific number of shares and it may be modified, suspended or discontinued at any time without notice. Any change to the Stock Repurchase Program could cause our stock price to decline. If we repurchase shares of our common stock, it is because we believe our shares are trading at an attractive price relative to other uses of our capital. It is possible, however, that other uses of our capital would have been more advantageous or that our future capital requirements increase unexpectedly. Our repurchases of common stock could fail to improve our results of operations or hamper our ability to execute our plans, meet financial obligations, access financing or raise additional capital, which could harm our business and results of operations.
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
As of February 21, 2019, our officers and directors beneficially owned approximately 16 percent of our common stock. Acting together, these stockholders could significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling stockholders.
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
The federal securities laws and regulations, including the corporate governance and other requirements of the Sarbanes-Oxley Act of 2002, impose complex and continually changing regulatory requirements on our operations and reporting. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate the effectiveness of, and provide a management report with respect to, our internal controls over financial reporting. It also requires that the independent registered public accounting firm auditing our consolidated financial statements must attest to and report on the effectiveness of our internal controls over financial reporting. These requirements have increased and will continue to increase our compliance costs. Furthermore, if we are unable to complete the required assessment and report as to the adequacy of our internal control over financial reporting or if our independent registered public accounting firm is unable to issue an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors could lose confidence in our financial reporting.
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES

We lease 28,309 square feet of office space in Menlo Park, California for our corporate facilities. Our current lease expires in March 2020.
ITEM 3.  LEGAL PROCEEDINGS
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
Teva ANDA Litigation.
On February 5, 2018, we received a Paragraph IV Notice Letter advising that Teva Pharmaceuticals USA, Inc. (“Teva”) submitted an Abbreviated New Drug Application (“ANDA”) to the FDA seeking authorization to manufacture, use or sell a generic version of Korlym in the United States prior to the expiration of certain of our patents related to Korlym, U.S. Patent No. 8,921,348 (the “’348 patent”) and U.S. Patent No. 9,829,495 (the “’495 patent”), which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (referred to as the “Orange Book”). Teva’s February 5, 2018 Notice Letter alleges that the ’348 patent, with an expiration date in August 2028, and the ’495 patent with an expiration date in August 2036, will not be infringed by Teva’s proposed product, are invalid and/or are unenforceable. On March 15, 2018, we filed a lawsuit in the U.S. District Court for the District of New Jersey against Teva for infringement of these patents. On October 12, 2018, Teva received tentative approval from the FDA for its ANDA. In accordance with the Hatch-Waxman Act, however, as a result of having filed a timely lawsuit against Teva, FDA final approval of Teva’s ANDA will be stayed until the earlier of (i) 30 months from our February 5, 2018 receipt of Teva’s Paragraph IV Notice Letter or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed.
On July 6, 2018, we filed an Amended Complaint against Teva, asserting infringement of U.S. Patent No. 9,943,526 (the “’526 patent”). On February 8, 2019, we filed a second lawsuit against Teva, asserting infringement of U.S. Patent Nos. 10,166,242 (“the ʼ242 patent”), 10,166,243 (“the ʼ243 patent”), and 10,195,214 (“the ʼ214 patent”). No new 30-month stay results from the filing of the Amended Complaint or new lawsuit. On February 21, 2019 the District Court consolidated the two lawsuits.
We will vigorously enforce our intellectual property rights relating to Korlym, but we cannot predict the outcome of this matter.

Inter Partes Review at the U.S. Patent Trial and Appeal Board

In August 2018, Neptune Generics, LLC submitted a petition for Inter Partes Review (“IPR”) at the U.S. Patent Trial and Appeal Board (“PTAB”) of U.S. Patent No. 8,921,348 (‘348) which is related to Korlym. Neptune Generics, LLC does not have regulatory approval to sell any drug in the United States. It is backed by the litigation finance firm, Burford Capital Ltd., a U.K.-based company. On February 15, 2019, the PTAB granted institution to the IPR, and an oral argument hearing date has been set for November 14, 2019. We plan to vigorously defend the validity of the ‘348 patent.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information

Our common stock is traded on The Nasdaq Capital Market under the symbol “CORT.”

Stockholders of Record and Dividends
As of February 20, 2019, we had 114,723,281 shares of common stock outstanding held by 29 stockholders of record. Because almost all of our common stock is held by brokers, nominees and other institutions on behalf of stockholders, we are unable to estimate the actual number of our stockholders. We have never declared or paid cash dividends. We do not anticipate paying cash dividends in the foreseeable future.
Sale of Unregistered Securities
None.
Repurchases of Securities

The following table contains information relating to the repurchases of our common stock made by us in the year ended December 31, 2018 (in thousands, except per share data):

Fiscal Period	Total Number of Shares Purchased As Part of a Publicly Announced Program(1)	Average Price Paid Per Share	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program(2)
July 1, 2018 to July 31, 2018	—	$—	$—
August 1, 2018 to August 31, 2018	441	12.67	94,420
September 1, 2018 to September 30, 2018	233	14.25	91,096
October 1, 2018 to October 31, 2018	—	—	—
November 1, 2018 to November 30, 2018	522	12.94	84,337
December 1, 2018 to December 31, 2018	611	13.08	76,343
Total	1,807	$13.09	$76,343

(1) No shares were purchased except as part of our publicly announced program.
(2) On August 9, 2018, our board of directors authorized the repurchase of up to $100 million of our common stock pursuant to our Stock Repurchase Program. Unless terminated or suspended prior, the Stock Repurchase Program will remain in effect until June 30, 2019.
Market Performance Graph
The graph and the accompanying text below is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filings by us under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

We have elected to use the Nasdaq Biotechnology Index (consisting of a group of 120 companies in the biotechnology sector, including us) for purposes of the performance comparison that appears below, which shows the cumulative stockholder return assuming the investment of $100 and the reinvestment of any dividends and is based on the returns of the component companies weighted according to their market capitalizations.

The graph shows the cumulative total stockholder return assuming the investment of $100 and the reinvestment of any dividends and is based on the returns of the component companies weighted according to their market capitalizations as of the end of the period for which returns are indicated. We have never paid dividends on our common stock.

The return shown in the graph below for our common stock is not necessarily indicative of future performance. We do not make or endorse any predictions as to future stockholder returns.

Five-Year Cumulative Total Returns of our Common Stock (CORT),
the Nasdaq US Benchmark TR Index (NBI) and
the Nasdaq Biotechnology Index (NQUSBT)

ITEM 6.  SELECTED FINANCIAL DATA
SELECTED FINANCIAL DATA
(in thousands, except per share data)

The selected financial data set forth below are derived from our audited consolidated financial statements. The statement of operations data for the years ended December 31, 2018, 2017 and 2016 and the balance sheet data as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements included in this Annual Report. The statement of operations data for the years ended December 31, 2015 and 2014 and the balance sheet data as of December 31, 2016, 2015 and 2014 have been derived from our audited financial statements, which are not included in this Annual Report. Our historical results are not necessarily indicative of our results for any future period. The selected financial data set forth below should be read in conjunction with our financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Statement of Operations Data:

Product revenue, net	$251,247	$159,201	$81,321	$50,286	$26,551

Operating expenses:
Cost of sales*	5,215	3,554	2,058	1,361	882
Research and development*	75,247	40,376	23,844	15,419	18,372
Selling, general and administrative*	81,289	62,416	45,240	36,949	34,916
Total operating expenses	161,751	106,346	71,142	53,729	54,170
Income (loss) from operations	89,496	52,855	10,179	(3,443)	(27,619)
Non-operating income (expense), net*	2,657	(49)	(2,039)	(2,965)	(3,764)
Income (loss) before income taxes	92,153	52,806	8,140	(6,408)	(31,383)
Income tax expense (benefit)	16,743	(76,316)	—	—	—
Net income (loss)	$75,410	$129,122	$8,140	$(6,408)	$(31,383)
Net income (loss) per share:
Basic	$0.65	$1.14	$0.07	$(0.06)	$(0.31)
Diluted	$0.60	$1.04	$0.07	$(0.06)	$(0.31)
Weighted average shares – basic	115,343	113,527	110,566	106,883	100,978
Weighted average shares – diluted	126,688	124,515	116,139	106,883	100,978

* Includes certain non-cash expenses, of the following:
Stock-based compensation
Cost of sales	$259	$—	$—	$—	$—
Research and development	7,012	3,743	1,312	839	723
Selling, general and administrative	16,476	9,618	5,746	5,174	4,478
Total stock-based compensation	23,747	13,361	7,058	6,013	5,201
Non-operating expense related to accretion of interest on long-term obligation	—	456	1,929	2,848	3,678
Total non-cash expenses	$23,747	$13,817	$8,987	$8,861	$8,879

	As of December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Balance Sheet Data:

Cash, cash equivalents and investments	$206,760	$104,025	$51,536	$40,435	$24,248
Working capital	201,247	94,616	38,315	28,104	16,675
Total assets	311,694	220,537	68,753	51,937	34,630
Debt obligation - current portion	—	—	14,664	14,965	9,424
Debt obligation, net of current portion	—	—	—	12,528	24,405
Total stockholders’ equity	275,882	190,968	41,379	18,498	(3,388)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and the accompanying Notes to financial statements, Risk Factors and other disclosures included in this Form 10-K. Our consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).
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
Overview

We are a commercial-stage company engaged in the discovery and development of drugs that treat severe metabolic, oncologic and psychiatric disorders by modulating the effects of the hormone cortisol. Since 2012, we have marketed Korlym for the treatment of patients with Cushing’s syndrome. We are developing compounds from our portfolio proprietary, selective cortisol modulators to treat a wide range of serious disorders.
Cushing’s Syndrome

Korlym to Treat Patients with Cushing’s Syndrome. We sell Korlym exclusively in the United States, using experienced sales representatives targeting physicians who care for patients with Cushing’s syndrome. Because many people who suffer from Cushing’s syndrome are undiagnosed or inadequately treated, we have developed and continue to refine and expand programs to educate physicians and patients about diagnosis of this syndrome and the role cortisol modulators can play in treating it. We also have a field-based force of medical science liaisons.

Relacorilant to Treat Patients with Cushing’s Syndrome.  We are advancing our proprietary, selective cortisol modulator, relacorilant as a potential treatment for hypercortisolism. Patients in relacorilant’s Phase 2 trial exhibited meaningful improvements in hyperglycemia and hypertension - two of Cushing syndrome’s most common and pernicious symptoms. Relacorilant shares Korlym’s affinity for GR, but unlike Korlym has no affinity for PR, and so does not cause the effects associated with PR affinity, including termination of pregnancy, endometrial thickening and vaginal bleeding. In addition, relacorilant did not cause hypokalemia (low potassium), a potentially serious adverse event that is the leading cause of patients discontinuing treatment with Korlym. Forty-four percent of patients in Korlym’s pivotal trial experienced hypokalemia.

Relacorilant’s Phase 3 trial is underway. We expect to enroll 139 patients at sites in the United States and Europe. Each patient will receive relacorilant for 22 weeks, at which time any who have demonstrated improvements in hypertension or glucose metabolism will enter a twelve-week, double-blind, “randomized withdrawal” phase, in which half of the patients will continue to receive relacorilant and the rest will receive placebo. The rate and degree of relapse in patients receiving placebo will be measured against the rate and degree of relapse in those continuing medicine.
Relacorilant has been designated an orphan drug for the treatment of patients with Cushing’s syndrome. See “Business - Orphan Drug Designation."
Oncology

Relacorilant to Treat Patients with Solid Tumors.  We are conducting a Phase 2, controlled trial of relacorilant in combination with Abraxane to treat patients with metastatic ovarian cancer. The trial is expected to enroll 177 patients at sites in the United States and Europe.

We initiated our Phase 2 trial in metastatic ovarian cancer because of promising early data generated by our Phase 1/2 open label study of relacorilant plus Abraxane to treat a wide variety of solid tumors, which continues to enroll patients. As we identify indications of clinical activity in particular tumor types, we will further test the combination’s efficacy and safety in expansion cohorts of approximately 20 patients or in separate, larger clinical trials. We have opened an expansion cohort in patients with pancreatic cancer and continue to explore opening cohorts in patients with other solid tumors.

Korlym to Treat Patients with Solid Tumors. In December 2016, we announced the results of our Phase 1/2 trial of Korlym in combination with eribulin (Eisai Inc.’s drug, Halaven®) to treat patients with metastatic TNBC.

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
Development of Our Other Selective Cortisol Modulators

Our proprietary, selective cortisol modulator CORT118335 was well-tolerated in its Phase 1 trial. We plan to conduct placebo-controlled, Phase 2 trials of the compound as a potential treatment for both antipsychotic-induced weight gain and NASH.
Our portfolio of proprietary selective cortisol modulators contains more than 500 compounds.  We plan to continue identifying new compounds and to advance the most promising of them towards the clinic.
Results of Operations
Net Product Revenue – Net product revenue is gross product revenue from sales to our customers less deductions for estimated government rebates and chargebacks.

For the year ended December 31, 2018, we recorded $251.2 million in net product revenue, as compared to $159.2 million for the year ended December 31, 2017 and $81.3 million for the year ended December 31, 2016. The increases in net product revenue were primarily driven by increases in our sales volume and, to a lesser extent, price increases. These price increases represented approximately 14.3 percent, 16.6 percent and 32.1 percent of the increases in net revenue for the years ended December 31, 2018, 2017 and 2016, respectively. We did not increase the price of Korlym in 2018.
Cost of sales – Cost of sales includes the cost of API, tableting, packaging, personnel, overhead, stability testing and distribution.

Cost of sales was $5.2 million for the year ended December 31, 2018, as compared to $3.6 million in 2017 and $2.1 million in 2016. For the year ended December 31, 2018, cost of sales was 2.1 percent of our net product revenue, as compared to 2.2 percent in 2017 and 2.5 percent in 2016. Cost of sales as a percentage of revenue declined due to lower manufacturing costs and an increase in the price of Korlym. The dollar value of our cost of sales increased in both years due to greater sales unit volumes.
Research and development expenses - Research and development expenses include the cost of (1) hiring and compensating development personnel, (2) clinical trials, (3) drug product for use in clinical trials and to support regulatory submissions, (4) discovery research and pre-clinical studies and (5) the development of drug formulations and manufacturing processes.

Research and development expenses increased to $75.2 million for the year ended December 31, 2018 from $40.4 million in 2017, primarily due to the clinical advancement of relacorilant and pre-clinical and clinical development of CORT118335 and CORT125281.

Research and development expenses increased to $40.4 million for the year ended December 31, 2017 from $23.8 million in 2016, primarily due to the clinical advancement of relacorilant and pre-clinical and clinical development of CORT118335 and CORT125281.

Below is a summary of our research and development expenses by major project:

	Year Ended December 31,
	2018	2017	2016
Project	(in thousands)
Development programs:
Oncology	$11,965	$7,465	$4,592
Cushing's syndrome	18,392	10,869	3,739
Pre-clinical selective cortisol modulators	29,380	13,605	10,393
Unallocated activities, including pre-clinical, manufacturing and regulatory activities	8,498	4,694	3,808
Stock-based compensation	7,012	3,743	1,312
Total research and development expense	$75,247	$40,376	$23,844

Research and development expenses in 2019 and future years will depend on the outcomes of our pre-clinical and clinical trials and our other development plans. We expect our research and development spending for 2019 to be higher than it was in 2018 as our programs advance and we begin new ones.

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

Selling, general and administrative expenses - Selling, general and administrative expenses include (1) compensation of employees, consultants and contractors engaged in commercial and administrative activities, (2) the cost of vendors that support commercial activities and (3) legal and accounting fees.

Selling, general and administrative expenses for the year ended December 31, 2018 increased to $81.3 million, from $62.4 million for the comparable period in 2017. This increase was primarily due to increases in expenses for new and existing employees, volume-related pharmacy and other distribution costs and professional service fees.

Selling, general and administrative expenses for the year ended December 31, 2017 increased to $62.4 million, from $45.2 million for 2016. This increase was primarily due to the growth of our sales organization, higher performance bonus expense and increased professional services fees.

Selling, general and administrative expenses will be higher in 2019 than in 2018 due to our increased commercial and administrative activities. Selling, general and administrative activities in 2019 and later years will depend on the cost and extent of our commercial and administrative activities.
See also, “Liquidity and Capital Resources.”
Interest and other expense – Interest and other income (expense) for the year ended December 31, 2018 was $2.7 million, as compared to $(0.1) million for the year ended December 31, 2017 and $(2.0) million for the year ended December 31, 2016. For the years ended December 31, 2018 and 2017, interest and other income primarily consisted of interest income from marketable securities. For the year ended December 31, 2016, interest and other expense primarily consisted of interest expense arising from the Financing Agreement (as defined below). We extinguished our obligations under the Financing Agreement in July 2017.

Income tax (expense) benefit - Income tax expense for the year ended December 31, 2018 consisted primarily of a reduction in our deferred tax assets through the utilization of our accrued net operating loss carryovers and research and development tax credits.

Income tax benefit for the year ended December 31, 2017 was $76.3 million, primarily due to recognition of the value of a portion of our accrued net operating losses and research and development tax credits. See Note 10, Income Taxes in our audited consolidated financial statements for additional information. We had no income tax benefit for the year ended December 31, 2016.

Liquidity and Capital Resources

At December 31, 2018, we had an accumulated deficit of $117.7 million. Since 2012, we have relied on revenues from the sale of Korlym and proceeds from the sale of common stock and the Financing Agreement to fund our operations.

Based on our current plans, which include fully funding our Cushing’s syndrome commercial operations, conducting Phase 2 and Phase 3 trials of relacorilant in Cushing’s syndrome and solid tumors, the development of CORT125281 to treat patients with CRPC and CORT118335 to treat patients with antipsychotic-induced weight gain and NASH, we expect to fund our operations without needing to raise additional funds, although we may choose to raise additional funds to finance our strategic priorities or for other reasons.  If we were to raise funds, equity financing would be dilutive to stockholders. Debt financing, if available, could involve restrictive covenants.  Funds raised through collaborations with other companies may require us to relinquish certain rights in our product candidates.
At December 31, 2018, we had cash, cash equivalents and marketable securities of $206.8 million, consisting of cash and cash equivalents of $41.6 million and marketable securities of $165.1 million, compared to cash and cash equivalents of $31.1 million and marketable securities of $73.0 million at December 31, 2017. Net cash provided by operating activities for the years ended December 31, 2018, 2017 and 2016 was $115.7 million, $60.9 million and $18.4 million, respectively. These increases were primarily due to greater sales volumes.

Net cash used in investing activities for the years ended December 31, 2018, 2017 and 2016 was $90.8 million, $73.5 million and $0.2 million, respectively, primarily due to increased purchases of marketable securities with cash generated by our operating activities.

Net cash used in financing activities for the years ended December 31, 2018, 2017 and 2016 was $14.3 million, $8.0 million and $7.1 million respectively. For the same periods, stock option exercises provided $9.3 million, $7.2 million and $7.7 million, respectively. We repurchased an aggregate of $23.7 million of our common stock during the year ended December 31, 2018 pursuant to the Stock Repurchase Program. At December 31, 2018, $76.3 million remained available for the repurchase of our common stock under the announced terms of the program. Because we extinguished the Financing Agreement in 2017, we made no payments under it in 2018, compared to payments of $15.1 million and $14.8 million during the years ended December 31, 2017 and 2016, respectively.

The cash in our bank accounts and our marketable securities could be reduced or our access to them impaired if the financial institutions holding them were to fail or be subject to adverse conditions in the financial markets. We have never experienced a loss of, or impaired access to, our cash or marketable securities.
Contractual Obligations and Commercial Commitments
The following table presents our estimates of obligations under contractual agreements as of December 31, 2018.

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Manufacturing purchase commitments (1)	$10,497	$9,897	$600	$—	$—
Operating lease (2)	1,954	1,563	391	—	—
Total other contractual obligations	$12,451	$11,460	$991	$—	$—

(1)	As of December 31, 2018, we had commitments to purchase $10.3 million worth of API from PCAS.

(2)
In March 2016, we terminated our lease and replaced it with a new one effective May 1, 2016 through March 31, 2019. On June 1, 2017, we amended that lease to add more space. On November 8, 2018, we amended that lease again to add yet more space and extend its term to March 31, 2020. At December 31, 2018, the remaining minimum rental payments due under the lease were $2.0 million.

We enter into contracts in the normal course of business with CROs for preclinical studies and clinical trials. The contracts are cancellable, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, we would only be obligated for products and services we had received as of the effective date of the termination and any applicable cancellation fees.

We have other contractual payment obligations and purchase commitments, the timing of which are contingent on future events, including the initiation and completion of manufacturing projects. In March 2014, we entered into a long-term agreement with one contract manufacturer, PCAS to produce mifepristone, the API for Korlym. On July 25, 2018, we amended this agreement to add a second manufacturing site and extend its term to December 31, 2021, with two one-year automatic renewals, unless either party provides 12 months advance written notice of its intent not to renew. The amendment provides exclusivity between PCAS and Corcept. If PCAS is unable to meet our requirements, we may purchase mifepristone from another supplier.

In April 2014, we entered into a manufacturing agreement with Alcami Corporation (formerly known as AAI Pharma Services Corp.) for the manufacture and packaging of Korlym tablets.  This agreement has an initial term of three years, with consecutive automatic extensions of two years each, unless either party gives written notice of termination.  In the case of Alcami, notice is due 18 months before the end of the applicable term.  For Corcept, notice is due 12 months before the end of the applicable term.
Net Operating Loss Carryforwards
See Note 10, Income Taxes in our audited consolidated financial statements.
Off-Balance Sheet Arrangements
None.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and judgments that affect the amount of assets, liabilities and expenses we report. We base our estimates on historical experience and on other assumptions we believe to be reasonable. Actual results may differ from our estimates.
Net Product Revenue

We sell Korlym directly to patients through a single, third-party specialty pharmacy, Optime Care, Inc. ("Optime"). All sales not made directly to patients, including all sales to pharmacies and private and governmental hospitals, are conducted by our specialty distributor (“SD”).

To determine revenue from the sale of Korlym, we (i) identify our contract with each customer; (ii) identify the obligations of Corcept and the customer under the contract; (iii) determine the contracted transaction price; (iv) allocate the transaction price to the contract’s performance obligations, which in our case consists of delivering Korlym to the customer; and (v) recognize revenue once Korlym has been delivered, provided we deem it probable that we will collect the payment due to us.
Confirmation of coverage by private or government insurance or by a third-party charity is a prerequisite for selling Korlym to a patient.

To determine net product revenue, we deduct from sales the cost of our patient co-pay assistance program and our estimates of (i) government chargebacks and rebates, (ii) discounts provided to our SD for prompt payment and (iii) reserves for expected returns.  We record these estimates at the time we recognize revenue and update them as new information becomes available. Our estimates take into account our understanding of the range of possible outcomes. If results differ from our estimates, we adjust our estimates, which changes our net product revenue and earnings. We report any changes in the period they become known to us, even if they concern transactions occurring in prior period.
Government Rebates

Korlym is eligible for purchase by, or qualifies for reimbursement from, Medicaid and other government programs that are eligible for rebates on the price they pay for Korlym. To determine the appropriate amount to reserve against these rebates, we identify Korlym sold to patients covered by government-funded programs, apply the applicable government discount to these sales and then estimate the portion of total rebates we expect will be claimed. We then (i) deduct this reserve from revenue in the period to which the rebates relate and (ii) include in accrued expenses on our consolidated balance sheet a current liability of equal amount.

Chargebacks

Although we sell Korlym to the SD at full price, some of the government entities to which the SD sells receive a discount. The SD recovers such discounts by reducing its payment to us (this reduction is called a “chargeback”). Chargebacks sometimes relate to Korlym sold to SD in prior periods. We deduct from our revenue in each period chargebacks claimed by the SD for Korlym we sold to the SD that period. We also create a reserve for chargebacks we estimate the SD will claim in future periods against Korlym it purchased in the current period but has not yet resold. We determine the amount of this reserve based on our experience with SD chargebacks and our understanding of the SD’s customer base and business practices. We deduct this reserve from revenue and include in accrued expenses on our consolidated balance sheet a current liability of equal amount.
Patient Assistance Program and Charitable Support

It is our policy that no patient be denied Korlym due to inability to pay. We provide financial assistance to eligible patients whose insurance policies have high deductibles or co-payments and deduct the amount of such assistance from gross revenue. We determine the assistance we provide each patient by applying our program guidelines to that patient’s financial position and their insurance policy’s co-payment and deductible requirements. We also donate cash to charities that help patients with financial need pay for the treatment of Cushing’s syndrome (which treatment may not include Korlym). We do not include in our revenue payments these charities make on behalf of patients receiving Korlym. We provide Korlym at no cost to patients without insurance who do not qualify for charitable support.
Sales Returns

For safety reasons, federal law prohibits patients from returning Korlym they have received. Korlym sold to our SD is subject to return. We deduct the amount of Korlym we estimate the SD will return from each period’s gross revenue. We base our estimates on quantitative and qualitative information including, but not limited to, historical return rates, the amount of Korlym held by the SD and projected demand. If we cannot reasonably estimate returns with respect to a particular sale, we defer recognition of revenue until we can make a reasonable estimate. To date, returns have not been material.
Inventory and Cost of Sales
Regulatory approval of product candidates is uncertain. Because product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained, we record the cost of manufacturing product candidates as research and development expenses at the time such costs are incurred. We capitalize to inventory manufacturing costs related to Korlym.

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

Cost of sales includes the cost of manufacturing Korlym, including materials, third-party manufacturing costs and indirect personnel and other overhead costs, based on the number of Korlym tablets for which we recognize revenue, as well as costs of all stability testing, logistics and distribution incurred during the applicable period.

We classify inventory we do not expect to sell or use in clinical studies within 12 months of the balance sheet date as strategic inventory, a non-current asset.
Accruals of Research and Development Costs

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
Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires recognition of deferred tax assets and liabilities for the expected tax consequences of our future financial and operating activities. Under ASC 740, we determine deferred tax assets and liabilities based on the temporary difference between the financial statement and tax bases of assets and liabilities using the tax rates in effect for the year in which we expect such differences to reverse.  If we determine that it is more likely than not that we will not generate sufficient taxable income to realize the value of some or all of our deferred tax assets (net of our deferred tax liabilities), we establish a valuation allowance offsetting the amount we do not expect to realize.  We perform this analysis each reporting period and reduce or increase the size of our valuation allowance accordingly.

The deferred tax assets the Company records each period depend primarily on the Company’s ability to generate future taxable income in the United States. Each period, the Company evaluates the need for a valuation allowance for its deferred tax assets and, if necessary, adjusts the valuation allowance so that net deferred tax assets are recorded only to the extent the Company concludes it is more likely than not that these deferred tax assets will be realized. If the Company’s outlook for future taxable income changes significantly, the Company’s assessment of the need for, and the amount of, a valuation allowance may also change.

We also account for uncertain tax positions in accordance with ASC 740, which requires us to adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained upon review by federal or state examiners. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement. Our policy is to report interest and penalties related to unrecognized tax benefits as income tax expenses.
Recently Issued Accounting Pronouncements
See Note 1, Basis of Presentation and Summary of Significant Accounting Policies in our audited consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is to preserve principal. As of December 31, 2018, the fair value of our cash and cash equivalents and marketable securities was $206.8 million.  Our marketable securities consisted primarily of commercial paper, corporate notes, asset-backed securities, repurchase agreements, U.S. Treasury securities and a money market fund invested in short-term U.S. Treasury securities maintained at a major U.S. financial institution. To minimize our exposure to interest rate and other market risks, we have limited the maturities of our investments to less than three years, with the duration of our portfolio not to exceed two years. Due to the short-term nature and high liquidity of these instruments, an increase or decrease in market interest rates by 25 basis points would not have a material impact on the total value of our portfolio as of December 31, 2018.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements required by this item are set forth beginning at page F-1 and are incorporated herein by reference.

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
As of December 31, 2018, our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on their evaluation, they concluded that they are effective.
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of externally-reported consolidated financial statements in accordance with U.S. GAAP. As discussed in Item 9A(a) above, internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that their objectives have been met.
Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this evaluation, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.
Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting.  It is set forth below.

(c) Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Corcept Therapeutics Incorporated

Opinion on Internal Control over Financial Reporting
We have audited Corcept Therapeutics Incorporated’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Corcept Therapeutics Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017, the related consolidated statements comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 25, 2019 expressed an unqualified opinion thereon.

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
/s/ Ernst & Young LLP
Redwood City, California
February 25, 2019

ITEM 9B.  OTHER INFORMATION
None.

PART III
Certain information required by Part III is omitted from this Form 10-K because we expect to file with the U.S. Securities and Exchange Commission, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, a definitive proxy statement (“Proxy Statement”), pursuant to Regulation 14A in connection with the solicitation of proxies for our 2019 Annual Meeting of Stockholders, and certain information included therein is incorporated herein by reference.

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

Exhibit Number	Description of Document

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

Exhibit Number	Description of Document

10.31#
Task Order Number One to Distribution Services Agreement, dated August 4, 2017, between Corcept Therapeutics Incorporated and Optime Care, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on November 3, 2017.

10.32#	Amendment N°1 to the Manufacturing and Supply Agreement effective 19 March 2014 with PCAS SA, dated July 25, 2018

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (See signature page)

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of G. Charles Robb

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of G. Charles Robb

101
The following materials from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2018 and 2017, (ii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016, and (v) Notes to Consolidated Financial Statements.

#	Confidential treatment granted

†	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

By:	/s/ JOSEPH K. BELANOFF
Joseph K. Belanoff, M.D.,
Chief Executive Officer and President
Date:	February 25, 2019

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
Pursuant to the requirements of the Exchange Act, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOSEPH K. BELANOFF	Chief Executive Officer, President and Director	February 25, 2019
Joseph K. Belanoff, M.D.	(Principal Executive Officer)

/s/ G. CHARLES ROBB	Chief Financial Officer and Secretary	February 25, 2019
G. Charles Robb	(Principal Financial Officer and Principal Accounting Officer)

/s/ JAMES N. WILSON	Director and Chairman of the Board of Directors	February 25, 2019
James N. Wilson

/s/ G. LEONARD BAKER, JR.	Director	February 25, 2019
G. Leonard Baker, Jr.

/s/ DANIEL M. BRADBURY	Director	February 25, 2019
Daniel M. Bradbury

/s/ RENÉE D. GALÁ	Director	February 25, 2019
Renée D. Galá

/s/ DAVID L. MAHONEY	Director	February 25, 2019
David L. Mahoney

/s/ DANIEL N. SWISHER, JR	Director	February 25, 2019
Daniel N. Swisher, Jr.

ITEM 16.  FORM 10-K SUMMARY

None.
CORCEPT THERAPEUTICS INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Corcept Therapeutics Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Corcept Therapeutics Incorporated (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2019 expressed an unqualified opinion thereon.

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
Redwood City, California
February 25, 2019

CORCEPT THERAPEUTICS INCORPORATED

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$41,625	$31,062
Short-term marketable securities	165,135	57,682
Trade receivables, net of allowances	17,588	15,300
Other receivable	—	12,896
Inventory	4,732	4,576
Prepaid expenses and other current assets	7,740	2,669
Total current assets	236,820	124,185
Strategic inventory	11,510	3,800
Property and equipment, net of accumulated depreciation	655	518
Long-term marketable securities	—	15,281
Other assets	50	50
Deferred tax assets, net	62,659	76,703
Total assets	$311,694	$220,537
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,266	$8,579
Accrued clinical expenses	3,521	2,247
Other accrued liabilities	23,786	18,743
Total current liabilities	35,573	29,569
Long-term accrued income taxes	239	—
Total liabilities	35,812	29,569
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000 shares authorized and no shares outstanding at December 31, 2018 and December 31, 2017	—	—
Common stock, par value $0.001 per share, 280,000 shares authorized and 116,838 issued and 115,031 outstanding at December 31, 2018 and 114,717 shares issued and outstanding at December 31, 2017	117	115
Additional paid-in capital	417,228	384,074
Treasury stock; at cost; 1,807 shares of common stock at December 31, 2018; no shares of common stock at December 31, 2017	(23,657)	—
Accumulated other comprehensive loss	(70)	(75)
Accumulated deficit	(117,736)	(193,146)
Total stockholders’ equity	275,882	190,968
Total liabilities and stockholders’ equity	$311,694	$220,537

The accompanying notes are an integral part of these consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Product revenue, net	$251,247	$159,201	$81,321
Operating expenses:
Cost of sales	5,215	3,554	2,058
Research and development	75,247	40,376	23,844
Selling, general and administrative	81,289	62,416	45,240
Total operating expenses	161,751	106,346	71,142
Income from operations	89,496	52,855	10,179
Interest and other income (expense)	2,657	(49)	(2,039)
Income before income taxes	92,153	52,806	8,140
Income tax expense (benefit)	16,743	(76,316)	—
Net income	$75,410	$129,122	$8,140
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments, net of tax impact of $22, $0 and $0, respectively	5	(75)	—
Total comprehensive income	$75,415	$129,047	$8,140

Basic net income per share	$0.65	$1.14	$0.07

Diluted net income per share	$0.60	$1.04	$0.07

Weighted average shares outstanding used in computing net income per share
Basic	115,343	113,527	110,566
Diluted	126,688	124,515	116,139

The accompanying notes are an integral part of these consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2015	109,642	$110	$348,796	$—	$—	$(330,408)	$18,498
Issuance of common stock upon exercise of options	3,068	3	7,680	—	—	—	7,683
Stock-based compensation related to employee and director options	—	—	7,002	—	—	—	7,002
Stock-based compensation related to non-employee options	—		56	—	—	—	56
Net income						8,140	8,140
Balance at December 31, 2016	112,710	113	363,534	—	—	(322,268)	41,379
Issuance of common stock upon exercise of options	2,007	2	7,179	—	—	—	7,181
Stock-based compensation related to employee and director options	—	—	13,330	—	—	—	13,330
Stock-based compensation related to non-employee options	—	—	31	—	—	—	31
Net unrealized loss on marketable securities, net of tax				—	(75)	—	(75)
Net income						129,122	129,122
Balance at December 31, 2017	114,717	115	384,074		(75)	(193,146)	190,968
Issuance of common stock upon exercise of options	2,121	2	9,320	—	—	—	9,322
Stock-based compensation related to employee and director options	—	—	23,834	—	—	—	23,834
Net unrealized gain on marketable securities, net of tax				—	5	—	5
Purchases of treasury stock	(1,807)			(23,657)			(23,657)
Net income						75,410	75,410
Balance at December 31, 2018	115,031	$117	$417,228	$(23,657)	$(70)	$(117,736)	$275,882

The accompanying notes are an integral part of these consolidated financial statements

CORCEPT THERAPEUTICS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$75,410	$129,122	$8,140
Adjustments to reconcile net income to net cash provided by operations:
Stock-based compensation	23,747	13,361	7,058
Accretion of interest (income) expense	(1,721)	456	1,929
Amortization of debt financing costs	—	14	21
Deferred income taxes	14,067	(76,703)	—
Excess tax benefits from stock option activity	—	293	—
Depreciation and amortization of property and equipment	236	106	87
Changes in operating assets and liabilities:
Trade receivables	(2,288)	(5,440)	(3,639)
Other receivable	12,896	(12,896)	—
Inventory	(7,779)	(2,262)	(682)
Prepaid expenses and other current assets	(5,071)	(705)	(1,322)
Other assets	—	(26)	—
Accounts payable	(389)	6,289	965
Accrued clinical expenses	1,274	780	296
Other accrued liabilities	5,044	8,546	5,696
Deferred revenue	—	—	(158)
Long-term accrued income taxes	239	—	—
Net cash provided by operating activities	115,665	60,935	18,391
Cash flows from investing activities:
Purchases of property and equipment	(298)	(419)	(194)
Proceeds from maturities of marketable securities	142,655	29,950	—
Purchases of marketable securities	(233,124)	(102,987)	—
Net cash used in investing activities	(90,767)	(73,456)	(194)
Cash flows from financing activities:
Proceeds from exercise of stock options, net of issuance costs	9,322	7,181	7,683
Repurchase of common stock	(23,657)	—	—
Payments related to debt obligation	—	(15,134)	(14,779)
Net cash used in financing activities	(14,335)	(7,953)	(7,096)
Net increase (decrease) in cash and cash equivalents	10,563	(20,474)	11,101
Cash and cash equivalents, at beginning of period	31,062	51,536	40,435
Cash and cash equivalents, at end of period	$41,625	$31,062	$51,536
Supplemental disclosure:
Income taxes paid	$1,351	$377	$40

The accompanying notes are an integral part of these consolidated financial statements

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies
Description of Business and Basis of Presentation
Corcept Therapeutics Incorporated was incorporated in the State of Delaware in May 1998, and our headquarters are in Menlo Park, California. We are a commercial-stage pharmaceutical engaged in the discovery, development and commercialization of medications that treat severe metabolic, oncologic and psychiatric disorders by modulating the effect of the stress hormone cortisol. In 2012, the United States Food and Drug Administration (“FDA”) approved our first product, Korlym® (“mifepristone”) 300 mg tablets, as a once-daily oral medication for treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. We have discovered and patented three structurally distinct series of selective cortisol modulators, consisting of more than 500 compounds, and are developing compounds from these series as potential treatments for a broad range of serious disorders.
Basis of Presentation
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).
Principles of Consolidation

Our consolidated financial statements include the financial position and results of operations of Corcept Therapeutics UK Limited, our wholly owned subsidiary, which we incorporated in the United Kingdom in March 2017. This entity has entered into no material financial transactions and has no assets or liabilities.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

We reevaluate our estimates and assumptions each quarter, including those related to revenue recognition, recognition and measurement of income tax assets and liabilities, inventory, allowances for doubtful accounts and other accrued liabilities, including our bonus accrual, clinical trial accruals and stock-based compensation.
Fair Value Measurements

We value financial instruments using assumptions we believe third-party market participants would use.  When choosing which assumptions to make when determining the value of a financial instrument, we look first for quoted prices in active markets for identical instruments (“Level 1 inputs”).  If no Level 1 inputs are available, we consider (i) quoted prices in non-active markets for identical instruments; (ii) active markets for similar instruments; (iii) inputs other than quoted prices for the instrument; and (iv) inputs that are not directly observable, but that can be corroborated by observable data (“Level 2 inputs”).  In the absence of Level 2 inputs, we rely on unobservable inputs, such as our estimates of the assumptions market participants would use in pricing the instrument (“Level 3 inputs”).
Cash and Cash Equivalents and Marketable Securities

We consider highly liquid investments that at the time we purchase them will mature in three months or less to be cash equivalents. Cash equivalents are valued using Level 1 inputs, which approximate our cost.

We invest the majority of our funds in marketable securities, primarily U.S. Treasury securities, commercial paper, corporate notes, asset-backed securities and repurchase agreements. We classify our marketable securities as available-for-sale securities and report them at fair value as “cash equivalents” or “marketable securities” on our balance sheet, with related unrealized gains and losses included in stockholders' equity. Realized gains and losses and permanent declines in value are included in “interest and other income (expense)” on our statement of comprehensive income.

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO FINANCIAL STATEMENTS, Continued

Credit and Concentration Risks

Our cash, cash equivalents and marketable securities are held in one financial institution. We are subject to credit risk from our cash equivalents and marketable securities.  We limit our investments to U.S. Treasury obligations and high-grade corporate debt, asset-backed securities and repurchase agreements with less than a 36-month maturity at the time of purchase.  These investments are diversified and do not expose us to concentrations of credit risk. We have never experienced a loss in, or lack of access to, our operating or investment accounts.

We have a concentration of risk in regard to the manufacture of our product. As of December 31, 2018, we had one tablet manufacturer for Korlym - Alcami Corporation (formerly known as AAI Pharma Services Corp.). In addition, we have a single-source manufacturer of mifepristone, the active pharmaceutical ingredient (API), in Korlym - Produits Chimiques Auxiliaires et de Synthèse SA (PCAS). If either of these companies is unable or unwilling to manufacture API or Korlym tablets in the quantities and time frame required, we may not be able to manufacture our product in a timely manner. In order to mitigate these risks, we purchased and hold in inventory additional quantities of mifepristone API and Korlym tablets.

We have a concentration of risk in regard to the distribution of our product. A single specialty pharmacy, Optime Care, Inc. (“Optime”), dispenses Korlym to patients for us. Optime is an independent third party. Its unwillingness or inability to dispense Korlym to patients in a timely manner would harm our business.

We sell the Korlym that Optime dispenses directly to patients, with title to the medicine passing directly from us to the patient upon the patient’s receipt of the drug.  Accordingly, our receivables risk is spread among various third-party payors - pharmacy benefit managers, insurance companies, private charities, government programs - and individual patients. We extend credit to third-party payors based on their creditworthiness. We monitor our exposure and record an allowance against uncollectible trade receivables as necessary. To date, we have not incurred any credit losses.

Inventory and Cost of Sales
Regulatory approval of product candidates is uncertain. Because product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained, we record the cost of manufacturing our product candidates as research and development expenses at the time such costs are incurred. We capitalize to inventory manufacturing costs related to Korlym.
We value inventory at the lower of cost or net realizable value and determine the cost of inventory we sell using the specific identification method, which approximates a first-in, first-out basis. We write down inventory that has become obsolete or has a cost basis in excess of its expected net realizable value. We destroy expired inventory. We recognize the cost of any inventory write down or destruction in cost of sales for that period.
Cost of sales also includes the cost of manufacturing Korlym, including materials, third-party manufacturing costs and indirect personnel and other overhead costs, based on the number of Korlym tablets for which we recognize revenue, as well as costs of stability testing, logistics and distribution.

We classify inventory we do not expect to sell or use in clinical studies within 12 months of the balance sheet date as strategic inventory, a non-current asset.
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
Net Product Revenue

We sell Korlym directly to patients through a single specialty pharmacy. We also sell Korlym to a specialty distributor (“SD”), for which we recognize revenue at the time the SD receives Korlym. SD sales were less than one percent of our net revenue in the years ended December 31, 2018 and December 31, 2017.

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO FINANCIAL STATEMENTS, Continued

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

To determine net product revenue, we deduct from sales the cost of our patient co-pay assistance program and our estimates of (a) government chargebacks and rebates, (b) discounts provided to our SD for prompt payment and (c) reserves for expected Korlym returns.  We record these estimates at the time we recognize revenue and update them as new information becomes available. Our estimates take into account our understanding of the range of possible outcomes. If results differ from our estimates, we adjust our estimates, causing a change to our net product revenue and earnings. We report any changes in the period they become known, even if they concern transactions occurring in prior periods.

Government Rebates:  Korlym is eligible for purchase by, or qualifies for reimbursement from, Medicaid and other government programs that are eligible for rebates on the price they pay for Korlym. To determine the appropriate amount to reserve against these rebates, we identify Korlym sold to patients covered by government-funded programs, apply the applicable government discount to these sales, then estimate the portion of total rebates we expect will be claimed.
Chargebacks. Although we sell Korlym to the SD at full price, some of the government entities to which the SD sells receive a discount. As it makes such sales, SD recovers the full amount of any related discounts by reducing its payment to us (this reduction is called a “chargeback”). Chargebacks sometimes relate to Korlym purchased by the SD in prior periods. We deduct from our revenue in each period chargebacks claimed by the SD for Korlym it purchased in that period. We also create each period a reserve for chargebacks we estimate the SD will claim in future periods against Korlym it has not yet resold. We determine the amount of this reserve based on our experience with SD chargebacks and our understanding of the SD’s customer base and business practices. We then deduct this reserve from revenue and include in accrued expenses on our consolidated balance sheet a current liability of equal amount.
Patient Assistance Program and Charitable Support:  It is our policy that no patient be denied Korlym due to inability to pay. We provide financial assistance to eligible patients whose insurance policies have high deductibles or co-payments and deduct the amount of such assistance from gross revenue. We determine the assistance we provide each patient by applying our program guidelines to that patient’s financial position and their insurance policy’s co-payment and deductible requirements for the purchase of Korlym. We donate cash to charities that help patients with financial need pay for the treatment of Cushing’s syndrome. We do not include payments from these charities in revenue. We provide Korlym at no cost to uninsured patients who do not qualify for charitable support.
Sales Returns: Federal law prohibits the return of Korlym sold to patients. Sales to our SD are subject to return. We deduct the amount of Korlym we estimate the SD will return from each period’s gross revenue. We base our estimates on quantitative and qualitative information including, but not limited to, historical return rates, the amount of Korlym held by the SD and projected demand. If we cannot reasonably estimate returns with respect to a particular sale, we defer recognition of revenue until we can make a reasonable estimate. To date, returns have not been significant.

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO FINANCIAL STATEMENTS, Continued

The following table summarizes activity in each of the product revenue allowance and reserve categories for the year ended December 31, 2018:

	Chargebacks	Government Rebates	Total
	(in thousands)
Balance at December 31, 2015:	$136	$1,663	$1,799
Provision recorded during the period	2,081	9,089	11,170
Credit or payments made during the period	(1,749)	(7,325)	(9,074)
Balance at December 31, 2016:	468	3,427	3,895
Provision recorded during the period	2,637	18,097	20,734
Credit or payments made during the period	(2,178)	(13,563)	(15,741)
Balance at December 31, 2017:	927	7,961	8,888
Provision related to current period sales	2,687	28,628	31,315
Provision related to prior period sales	—	532	532
Credit or payments made during the period	(3,268)	(25,988)	(29,256)
Balance at December 31, 2018:	$346	$11,133	$11,479
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

The deferred tax assets the Company records each period depend primarily on the Company’s ability to generate future taxable income in the United States. Each period, the Company evaluates the need for a valuation allowance for its deferred tax

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO FINANCIAL STATEMENTS, Continued

assets and, if necessary, adjusts the valuation allowance so that net deferred tax assets are recorded only to the extent the Company concludes it is more likely than not that these deferred tax assets will be realized. If the Company’s outlook for future taxable income changes significantly, the Company’s assessment of the need for, and the amount of, a valuation allowance may also change.

We are also required to evaluate and quantify other sources of taxable income, such as the possible reversal of future deferred tax liabilities, should any arise, and the implementation of tax planning strategies. Evaluating and quantifying these amounts is difficult and involves significant judgment, based on all of the available evidence and assumptions about our future activities.
We also account for uncertain tax positions in accordance with ASC 740, which requires us to adjust our consolidated financial statements to reflect only those tax positions that are more-likely-than-not to be sustained upon review by federal or state examiners. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Our policy is to report interest and penalties related to unrecognized tax benefits as income tax expenses.
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
Topic 606 requires us to estimate the net price of each Korlym sale, including any variable consideration, and recognize the estimated amount as revenue at the time we deliver Korlym to the customer. On January 1, 2018, we adopted Topic 606 using the modified retrospective approach. Adoption of this standard had no impact on our consolidated financial statements.
In January 2016, the FASB issued Accounting Standards Update No. 2016-01 “Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities.” This update changes accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, it clarifies guidance regarding recognition of deferred tax assets that result from unrealized losses on available-for-sale debt securities. We adopted this standard on January 1, 2018. It had no impact on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230) (ASU 2016-18), which requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  ASU 2016-15 and ASU 2016-18 are both effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, provided that all of the amendments are adopted in the same period. We adopted this standard on January 1, 2018. It had no impact on our consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation (Topic 718): “Scope of Modification Accounting,” which changes the accounting for modifications to the terms and conditions of share-based payment awards. We adopted this standard on January 1, 2018. It had no impact on our consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which requires lease transactions with terms longer than 12 months to be recognized on the balance sheet as “lease liabilities” and “right-of-use assets.” We adopted this standard using

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO FINANCIAL STATEMENTS, Continued

the modified retrospective approach on January 1, 2019.  Prior comparative periods will not be adjusted under this approach. We have reviewed all contracts that may contain leases and we have determined that the most significant impact is to our accounting for our leased office space. We have elected to apply the package of practical expedients that allows us to not reassess lease classification for any expired or existing lease contracts. The adoption did not have a material impact on our retained earnings on the adoption date and increased our “lease liabilities and “right-of-use assets” by a range of approximately $1.5 million to $2.5 million. Our evaluation of the new standard consisted of reviewing the related disclosures, policies and controls, which we updated as necessary.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which changes the methodology for measuring credit losses on financial instruments and when such losses are recorded. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018. We plan to adopt this standard on January 1, 2020. Although we have not concluded our analysis, we do not expect adoption of this standard to have a material impact on our consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The standard allows companies to reclassify to retained earnings tax effects related to items that have been stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (the “Act”). An entity that elects to reclassify these amounts must reclassify stranded tax effects related to the Act’s change in US federal tax rate for all items accounted for in other comprehensive income. These entities can also elect to reclassify other stranded effects that relate to the Act but do not directly relate to the change in the federal rate. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. We adopted this standard on January 1, 2019. It had no impact on our consolidated financial statements.
In June 2018, the FASB issued ASU No. 2018-07, “Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from nonemployees. This standard is effective for fiscal years and interim periods within those years, beginning after December 15, 2018. We adopted this standard on January 1, 2019. It had no impact on our consolidated financial statements.
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
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which requires a customer that is a party to a cloud computing service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to defer and recognize as an asset. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. We plan to adopt this standard on January 1, 2020 and are currently evaluating the impact of this new standard on our consolidated financial statements.

2. Significant Agreements
Commercial Agreements

In August 2017, we entered into a distribution services agreement with an independent third party, Optime, to provide exclusive specialty pharmacy and patient services programs for Korlym beginning August 10, 2017. Under the terms of this agreement, Optime acts as the exclusive specialty pharmacy distributor of Korlym in the United States, subject to certain exceptions. Optime provides services related to pharmacy operations; patient intake, access and reimbursement; patient support; claims management and accounts receivable; and data and reporting. We provide Korlym to Optime, which it dispenses to patients. Optime does not purchase Korlym from us and it does not take title to the product. Title passes directly from us to the patient at the time the patient receives the medicine.
The initial term of our agreement with Optime is five years, unless terminated earlier by us upon 90 days’ notice. The agreement contains additional customary termination provisions, representations, warranties and covenants. Subject to certain limitations, we have agreed to indemnify Optime for certain third-party claims related to the product, and we have each agreed to indemnify the other for certain breaches of representations, warranties, covenants and other specified matters.

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO FINANCIAL STATEMENTS, Continued

Manufacturing Agreements Related to Korlym
Active Pharmaceutical Ingredient (API)

We purchase all of our API for Korlym from PCAS. On July 25, 2018, we amended our agreement with PCAS to add a second manufacturing site and extend its term to December 31, 2021, with two one-year automatic renewals, unless either party provides 12 months advance written notice of its intent not to renew. The amendment provides exclusivity between PCAS and Corcept. In the event PCAS cannot meet our requirements, we may purchase API from another supplier.
Tablet Manufacture
In April 2014, we entered into a manufacturing agreement with Alcami Corporation for the manufacture and package of Korlym tablets. The initial term of this agreement was three years, with consecutive automatic extensions of two years unless either party gives written notice – in the case of Alcami Corporation, 18 months prior to the end of the applicable term, and in our case 12 months prior to the end of the applicable term – that it does not want such an extension. We may terminate the agreement if Alcami Corporation is unable to manufacture the product for a consecutive four-month period, if the product is withdrawn from the market or for any reason with six months of advanced notice.
Research and Development Agreements
We have also exclusively licensed from the University of Chicago three United States patents for the use of cortisol modulators in combination with anti-cancer agents to treat patients with triple-negative breast cancer and two United States patents for the use of cortisol modulators in combination with anti-androgen agents to treat patients with CRPC.  Pursuant to these licenses, we make annual payments, as well as additional one-time payments upon the achievement of clinical and commercial milestones.  We are also obligated to pay royalties on revenue generated by any products covered by these patents.  The annual and milestone payments are not material and are creditable against future royalties.

3. Fair Value of Financial Instruments
As of December 31, 2018 and 2017, we had invested our financial assets in marketable securities, primarily U.S. Treasury securities, commercial paper, corporate notes, asset-backed securities and repurchase agreements. We measured these funds, which totaled $192.2 million and $87.9 million as of December 31, 2018 and 2017, respectively, at fair value, which approximates cost and classified them as Level 1 and Level 2 assets in the fair value hierarchy.
Our available-for-sale securities included:

	Fair Value	Estimated Fair Value
	Hierarchy Level	December 31, 2018	December 31, 2017
		(in thousands)
Corporate bonds	Level 2	$54,469	$26,116
Commercial paper	Level 2	67,906	32,637
Asset-backed securities	Level 2	10,965	—
Repurchase agreements	Level 2	15,000	—
U.S. treasury securities	Level 1	39,287	14,210
Money market funds	Level 1	4,583	14,979
Total Marketable securities		$192,210	$87,942

Classified as:
Cash equivalents		$27,075	$14,979
Short-term marketable securities		165,135	57,682
Long-term marketable securities		—	15,281
Total marketable securities		$192,210	$87,942

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO FINANCIAL STATEMENTS, Continued

The estimated fair value of marketable securities is based on quoted market prices for these or similar investments obtained from a commercial pricing service. The fair value of marketable securities classified within Level 2 is based upon inputs that may include benchmark yields, reported trades, broker/dealer quotes and issuer spreads. Our accumulated other comprehensive loss on our balance sheets consisted of net unrealized losses on available-for-sale investments of $0.1 million at both December 31, 2018 and 2017. We did not recognize any realized gains or losses on sales of investments for any period presented.
As of December 31, 2018, all our marketable securities had original maturities of less than two years. The weighted-average maturity of our holdings was four months. None of our marketable securities changed from one fair value hierarchy to another during the year ended December 31, 2018.

4. Composition of Certain Balance Sheet Items
Inventory
The composition of inventory was as follows:

	December 31,
	2018	2017
	(in thousands)
Raw materials	$4,195	$4,287
Work in progress	5,624	64
Finished goods	6,423	4,025
Total inventory	16,242	8,376
Less strategic inventory classified as non-current	(11,510)	(3,800)
Total inventory classified as current	$4,732	$4,576

Because we rely on single-source manufacturers of both the active pharmaceutical ingredient (“API”) for Korlym and Korlym tablets, we have purchased significant inventory quantities of these materials. We classify inventory we do not expect to sell within 12 months of the balance sheet date as “Strategic Inventory,” a long-term asset.
Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2018	2017
	(in thousands)
Furniture and equipment	$361	$188
Software	884	705
Leasehold improvements	35	14
	1,280	907
Less: accumulated depreciation	(625)	(389)
	$655	$518

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO FINANCIAL STATEMENTS, Continued

Other Accrued Liabilities
Other accrued liabilities consisted of the following:

	December 31,
	2018	2017
	(in thousands)
Government rebates	$11,132	$7,961
Accrued compensation	7,879	8,574
Accrued state income taxes	1,542	66
Accrued manufacturing costs	2,032	955
Commercialization costs	261	208
Legal fees	314	276
Professional fees	240	207
Other	386	496
Total other accrued liabilities	$23,786	$18,743

5. Debt Obligation
As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, Debt Obligation, under the Financing Agreement with Biopharma we borrowed $30.0 million and made payments to Biopharma equal to 20 percent of Korlym sales in that quarter. To secure our obligation, we granted Biopharma a security interest in our patents, trademarks, trade names, domain names, copyrights, know-how, books, records and regulatory approvals related to Korlym and certain other assets and any proceeds from them.  Biopharma’s right to receive payments expired in July 2017, when our payments had reached total of $45.0 million. All of our obligations under the Financing Agreement and Biopharma’s security interests in our assets are now extinguished.
We recorded no interest expense for the year ended December 31, 2018 and $0.5 million for the year ended December 31, 2017. Total accreted interest for the full term of the Financing Agreement was $15.0 million.

We capitalized $0.1 million of issuance costs related to the Financing Agreement, which we amortized over the term of the obligation. At December 31, 2018 and 2017, there were no unamortized issuance costs.

6. Lease Obligations
In February 2016, we extended the lease for our office space through 2019 and added more space.  In May 2016, we terminated this lease and replaced it with a new one effective to March 31, 2019. In June 2017, we amended that lease to add more space. On November 8, 2018, we amended that lease to add yet more space and extend its term to March 31, 2020. Rent expense for the years ended December 31, 2018, 2017 and 2016 was $1.3 million, $1.1 million and $0.9 million, respectively.
As of December 31, 2018, future minimum lease payments under non-cancelable operating leases were as follows:

Lease
Payments
2019	$1,563
2020	391
Thereafter	—
Total	$1,954

7. Related Party Transactions

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO FINANCIAL STATEMENTS, Continued

See discussion below in Note 8, Preferred Stock and Stockholders’ Equity, under the caption Common Stock, regarding the sale of securities to various investors, including members of our board of directors and related entities.

 8. Preferred Stock and Stockholders’ Equity
Preferred Stock
Our Board of Directors is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue up to an aggregate of 10,000,000 shares of preferred stock at $0.001 par value in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences. The rights of the holders of common stock will be subject to the rights of holders of any preferred stock that may be issued in the future. As of December 31, 2018 and 2017, we had no outstanding shares of preferred stock.
Common Stock
Significant stock transactions
On August 9, 2018, we announced a program to repurchase up to $100 million of our common stock (the “Stock Repurchase Program”). Unless we terminate or suspend it earlier, the Stock Repurchase Program will remain in effect until June 30, 2019. The timing and amount of any repurchases pursuant to the Stock Repurchase Program will be determined based on market conditions, our stock price and other factors. The Stock Repurchase Program does not require us to acquire any specific number of shares and we may modify, suspended or discontinue it in our sole discretion at any time, without notice. Repurchases may be made through a variety of methods, including in the open market, in block trades, though privately negotiated transactions or accelerated share repurchase transactions or any combination of such methods.
During the year ended December 31, 2018, we repurchased 1.8 million shares of common stock under the Stock Repurchase Program in open market transactions at an average price of $13.09 per share, for an aggregate purchase price of $23.7 million. We have recorded the repurchased shares as treasury stock at cost on our consolidated balance sheet. At December 31, 2018, $76.3 million of the current authorization remained available for the repurchase of shares of our common stock.
We have never declared or paid any dividends.
Shares of common stock reserved for future issuance as of December 31, 2018 are as follows:

Common stock:	(in thousands)
Exercise of outstanding options	22,826
Shares available for grant under stock option plans	7,726
30,552

On February 8, 2019, our Board of Directors authorized an additional increase of 4.6 million shares in the number of shares available under the 2012 Equity Incentive Plan (the 2012 Plan), which was equivalent to 4% of the shares of our common stock outstanding at December 31, 2018.
Stock Option Plans
We have two active stock option plans at December 31, 2018 – the 2004 Equity Incentive Plan (the 2004 Plan) and the 2012 Plan.
In 2004, our board of directors and stockholders approved the 2004 Plan, which became effective upon the completion of our initial public offering (IPO). Under the 2004 Plan, options, stock purchase and stock appreciation rights and restricted stock awards can be issued to our employees, officers, directors and consultants. The 2004 Plan provided that the exercise price for incentive stock options will be no less than 100% of the fair value of the Company’s common stock, as of the date of grant. Options granted under the 2004 Plan vest over periods ranging from one year to five years. The vesting period of the options is generally equivalent to the requisite service period.

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO FINANCIAL STATEMENTS, Continued

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
Under the 2012 Plan, we can issue options, stock purchase and stock appreciation rights and restricted stock awards to our employees, officers, directors and consultants. The 2012 Plan provides that the exercise price for incentive stock options will be no less than 100 percent of the fair value of our common stock as of the date of grant. Options granted under the 2012 Plan are expected to vest over periods ranging from one to four years. We assume the vesting period of the options that we grant under the 2012 Plan to be equal to the option grantee’s period of service.
Upon exercise of options, new shares are issued.
Option activity during 2016, 2017 and 2018
The following table summarizes all activity under the 2004 Plan and the 2012 Plan:

		Outstanding Options
	Shares Available For Future Grant	Options Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)	(in thousands)		(in years)	(in thousands)
Balance at December 31, 2015	8,070	16,195	$2.98
Increase in shares authorized for grant	4,386	—
Shares granted	(5,906)	5,906	$4.92
Shares exercised	—	(3,068)	$2.50
Shares cancelled and forfeited	1,370	(1,370)	$3.98
Balance at December 31, 2016	7,920	17,663	$3.63
Increase in shares authorized for grant	4,508	—
Shares granted	(5,282)	5,282	$9.90
Shares exercised	—	(2,007)	$3.60
Shares cancelled and forfeited	484	(484)	$5.04
Balance at December 31, 2017	7,630	20,454	$5.22
Increase in shares authorized for grant	4,589
Shares granted	(5,599)	5,599	$16.27
Shares exercised	—	(2,121)	$4.40
Shares cancelled and forfeited	1,106	(1,106)	$11.08
Balance at December 31, 2018	7,726	22,826	$7.72	6.52	$146,127

Options exercisable at December 31, 2018		14,117	$4.97	5.25	$121,434

Options fully vested and expected to vest at December 31, 2018		22,029	$7.50	6.44	$144,813

The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $26.6 million, $22.4 million and $14.8 million, respectively, based on the difference between the closing price of our common stock on the date of exercise of the options and the exercise price.

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO FINANCIAL STATEMENTS, Continued

The total grant date fair value of options to employees and directors that vested during the years ended December 31, 2018, 2017 and 2016 was $22.6 million, $12.3 million and $7.0 million, respectively.
The following is a summary of options outstanding and options exercisable at December 31, 2018.

Options Outstanding							Options Exercisable
Exercise Prices of Options			Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)	(in years)		(in thousands)	(in thousands)		(in thousands)
$0.96	—	$4.00	9,187	4.6	$2.83	$96,713	8,434	$2.75	$89,501
$4.01	—	$9.00	6,981	6.6	$6.58	47,366	4,264	$6.08	31,056
$9.01	—	$17.00	5,784	9.1	$15.10	2,048	1,269	$14.27	877
$17.01	—	$24.29	874	9.1	$19.41	—	150	$19.43	—
			22,826	6.5	$7.72	$146,127	14,117	$4.97	$121,434

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on December 31, 2018. The aggregate intrinsic value is the difference between our closing stock price on December 31, 2018 and the exercise price, multiplied by the number of options with exercise prices less than the closing stock price on that date.
Stock-Based Compensation related to Employee and Director Options
Assumptions used in determining fair value-based measurements for options to employees and directors
The following table summarizes the weighted-average assumptions and resultant fair value-based measurements for options granted to employees and directors.

	Year Ended December 31,
	2018	2017	2016
Weighted-average assumptions for stock options granted:
Risk-free interest rate	2.68%	1.99%	1.31%
Expected term	5.9 years	6.1 years	5.8 years
Expected volatility of stock price	67.9%	68.1%	69.0%
Dividend rate	0%	0%	0%
Weighted-average grant date fair value-based measurement	$10.11	$6.14	$2.98

The expected term of options reflected in the table above has been based on a formula that considers the expected service period and expected post-vesting termination behavior depending on whether the option holder is an employee, officer or director.
The expected volatility of our stock used in determining the fair value-based measurement of option grants to employees, officers and directors is based on the volatility of our stock price. The volatility is based on historical data of the price for our common stock for periods of time equal to the expected term of these grants.

We calculate employee stock-based compensation expense using the number of options we expect to vest, based on our estimate of the option grantees’ average length of employment, and reduced by our estimate of option forfeitures. ASC 718 requires us to estimate forfeitures at the time of option grant and revise this estimate in subsequent periods if actual forfeitures differ from our estimates.
Summary of compensation expense related to options to employees and directors

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO FINANCIAL STATEMENTS, Continued

We recognized compensation expense of $23.8 million, $13.4 million and $7.1 million related to options to employees and directors during the years ended December 31, 2018, 2017 and 2016, respectively.
As of December 31, 2018, we had $56.4 million of unrecognized compensation expense for employee and director options outstanding as of that date, which had a weighted-average remaining vesting period of 2.80 years.
Stock Options to Non-Employees

We expense stock-based compensation related to service-based option grants to non-employees on a straight-line basis over the vesting period of the options, which approximates the period over which the related services are rendered, based on the options’ value as calculated by the Black-Scholes option pricing model. In performing this calculation we use the same assumptions as when determining the value of options granted to employees and directors, except that we use the remaining contractual term of the non-employee’s service as the options’ expected term and we recalculate the options’ value each quarter, based on the then current price of our common stock.
We recorded charges to expense for non-employee stock options of zero, $31,000 and $56,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
As of December 31, 2018, there were no awards outstanding to non-employees.
Summary of Stock-based Compensation Expense
The following table presents a summary of non-cash stock-based compensation by financial statement classification.

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Stock-based compensation capitalized in inventory	$87	$—	$—
Cost of sales	259	—	—
Research and development	7,012	3,743	1,312
Selling, general and administrative	16,476	9,618	5,746
Total stock-based compensation	$23,834	$13,361	$7,058

9. Net Income Per Share

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
The following table shows the computation of net income per share for each period, including the number of weighted-average shares outstanding.

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO FINANCIAL STATEMENTS, Continued

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Numerator:
Net income	$75,410	$129,122	$8,140
Denominator:
Weighted-average shares used to compute basic net income per share	115,343	113,527	110,566
Dilutive effect of employee stock options	11,345	10,988	5,573
Weighted-average shares used to compute diluted net income per share	126,688	124,515	116,139
Net income per share
Basic	$0.65	$1.14	$0.07
Diluted	$0.60	$1.04	$0.07

On a weighted-average basis, 5.0 million, 1.1 million and 4.4 million stock options outstanding during the years ended December 31, 2018, 2017 and 2016, respectively, were excluded from the computation of diluted net income per share because including them would have reduced dilution.

The following table presents information on securities outstanding as of the end of each period that could potentially dilute the per share data in the future.

	December 31,
	2018	2017	2016
	(in thousands)
Stock options outstanding	22,826	20,454	17,663

10. Income Taxes
The income tax expense (benefit) for the year ended December 31, 2018 and December 31, 2017 consisted of the following:

	Year ended December 31,
	2018	2017
	(in thousands)
U.S. federal taxes:
Current	$—	$—
Deferred	14,243	(71,839)
Total U.S. federal taxes	14,243	(71,839)
State taxes:
Current	2,676	388
Deferred	(176)	(4,865)
Total state taxes	2,500	(4,477)
Total	$16,743	$(76,316)

There was no income tax benefit or expense for the year ended December 31, 2016. The income tax benefit for the year ended December 31, 2017 resulted primarily from the partial release of our valuation allowance, described more fully below.

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

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO FINANCIAL STATEMENTS, Continued

extended the compensation deduction limit applicable to certain highly-compensated executives of publicly traded companies to cover additional executive roles.

On December 22, 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company recorded a provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was a net decrease related to deferred tax assets and deferred tax liabilities of $33.2 million, with a corresponding income tax expense of $33.2 million for the year ended December 31, 2017. As of December 31, 2018, the Company has completed its accounting for the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. There have been no net changes to the provisional estimates disclosed in the period of enactment under SAB 118.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	December 31,
	2018	2017
Deferred tax assets:	(in thousands)
Federal and state net operating losses	$23,551	$41,902
Capitalized research and patent costs	10,260	13,278
Research credits	24,771	22,606
Stock-based compensation costs	9,124	5,596
Other	6,137	5,795
Total deferred tax assets	73,843	89,177
Valuation allowance	(11,184)	(12,474)
Net deferred tax assets	$62,659	$76,703

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Each quarter, we assess our ability to use our deferred tax assets to offset our expected federal and state taxable income based on the weight of all available evidence, including such factors as the history of recent earnings and expected future taxable income on a jurisdiction by jurisdiction basis. In the fourth quarter of 2017, we determined that it was more likely than not that we would generate sufficient taxable income to utilize our federal and state deferred tax assets in every state except California. We therefore included in our balance sheet the net value of all our deferred tax assets except those applicable to California. We maintain a full valuation allowance in relation to California deferred tax assets as of December 31, 2018 because of the uncertainty regarding the realizability of these deferred tax assets. All tax years from Corcept’s inception remain open to examination by the Internal Revenue Service, the California Franchise Tax Board and other state taxing authorities.
The valuation allowance decreased by $1.3 million, $116.9 million and $4.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. The significant decrease in the valuation allowance during 2017 was the result of our release of the entire valuation allowance previously established on our federal and non-California state deferred tax assets.
At December 31, 2018, we had net operating loss carryforwards available to offset any future taxable income that we may generate for federal income tax purposes of $76.8 million, which will begin to expire in the years 2031 through 2036, California net operating loss carryforwards of $69.1 million, which expire in the years 2019 through 2036, and net operating loss carryforwards from other states of $9.4 million, which expire in the years 2023 through 2036.

At December 31, 2018, we also had federal and California research and development tax credits of $21.0 million and $4.6 million, respectively. The federal research credits will begin to expire in the years 2023 through 2038 and the California research credits have no expiration date.
Utilization of our net operating losses and tax credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.  Such limitations could result in the expiration of the net operating losses and tax credit carryforwards before utilization.

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO FINANCIAL STATEMENTS, Continued

The following table presents a reconciliation from the statutory federal income tax rate to the effective rate.

	Year ended December 31,
	2018	2017	2016
	(in thousands)
U.S. federal taxes at statutory rate	$19,354	$17,954	$2,840
Changes in valuation allowance	—	(119,765)	(3,679)
Federal tax rate change impact to change in valuation allowance	—	33,233	—
R&D and other credits	(2,178)	(1,199)	(69)
State income taxes	1,975	(2,955)	—
Non-deductible Compensation	394	33	2,435
Stock-based compensation	(3,165)	(3,826)	(1,660)
Other	363	209	133
Total	$16,743	$(76,316)	$—

We maintain liabilities for uncertain tax positions. The measurement of these liabilities involves considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other pertinent information.
The aggregate annual changes in the balance of gross unrecognized tax benefits are as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Beginning Balance	$4,139	$3,527	$4,342
Increase in tax positions for prior years	—	150	222
Decrease in tax positions for prior years	(135)	—	(1,189)
Increase in tax positions for current year	752	462	152
Decrease in tax positions for current year	—	—	—
Ending Balance	$4,756	$4,139	$3,527

As of December 31, 2018, 2017 and 2016, the total amount of unrecognized tax benefits was approximately $4.8 million, $4.1 million and $3.5 million, respectively. A valuation allowance is maintained on the tax benefits related to California deferred tax assets and if these tax benefits were recognized it would not impact the effective tax rate. We had no or immaterial amounts of accrued interest and no accrued penalties related to unrecognized tax benefits as of December 31, 2018, 2017 and 2016. We do not expect our unrecognized tax benefits to change materially over the next 12 months.
While we believe we have adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the recorded position. Accordingly, our provisions on federal and state tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.
The Company’s primary tax jurisdiction is the United States. For federal and state tax purposes, the years 1999 through 2018 remain open and subject to tax examination by the appropriate federal or state taxing authorities.

11. Commitments and contingencies
We have entered into a number of agreements to purchase API for the manufacturing of relacorilant, CORT118335 and CORT125281. See the discussion in Note 2, Significant Agreements, for further discussion regarding the commitments under these agreements.

In the ordinary course of business, we may be subject to legal claims and regulatory actions that could have a material adverse effect on our business or financial position. We assess our potential liability in such situations by analyzing the possible

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO FINANCIAL STATEMENTS, Continued

outcomes of various litigation, regulatory and settlement strategies.  If we determine a loss is probable and its amount can be reasonably estimated, we accrue an amount equal to the estimated loss.
In August 2017, we terminated our pharmaceutical services agreement with our exclusive specialty pharmacy, Dohmen Life Science Services ("Dohmen") for material breach.  In August 2017, Dohmen filed a complaint in the Court of Chancery of the State of Delaware against us alleging unlawful termination and breach of contract and requesting declaratory relief and damages. We filed a complaint against Dohmen in the Superior Court of the State of Delaware and a motion to dismiss the Dohmen complaint against us. In November 2017, we answered Dohmen’s complaint in the Court of Chancery of the State of Delaware and asserted counterclaims against Dohmen.
Dohmen refused to transfer to us the cash it collected from $12.9 million in Korlym® receivables, despite its obligation to do so. As of December 31, 2017, the total amount of these receivables had been included in “Other receivable” on our consolidated balance sheet.
In January 2018, we entered into a settlement agreement with Dohmen and mutual release of any and all claims that may have existed between the parties as of that date, pursuant to which Dohmen agreed to deliver to us the cash it had collected from the sale of Korlym on our behalf. The total amount delivered by Dohmen under the settlement agreement was the $12.9 million of Korlym® receivables described above.
No losses and no provision for a loss contingency have been recorded to date.

12. Quarterly Financial Data (Unaudited)
The following table is in thousands, except per share amounts:

Quarter Ended	March 31	June 30	September 30	December 31
2018
Product revenue, net	$57,659	$62,312	$64,445	$66,831
Gross profit on product revenue	56,485	61,158	63,137	65,252
Net income	17,459	18,196	17,747	22,008
Basic net income per share	0.15	0.16	0.15	0.19
Diluted net income per share	0.14	0.14	0.14	0.18

2017
Product revenue, net	$27,599	$35,559	$42,763	$53,280
Gross profit on product revenue	26,953	34,784	41,787	52,123
Net income	4,388	12,647	13,757	98,330
Basic net income per share	0.04	0.11	0.12	0.86
Diluted net income per share	0.04	0.10	0.11	0.77