Form 10-Q
period 2019-03-31
CORCEPT THERAPEUTICS INC
filed 2019-05-09
CIK 1088856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number:
000-50679
_______________________________________________________
CORCEPT THERAPEUTICS INCORPORATED
(Exact Name of Corporation as Specified in Its Charter)
_______________________________________________________

Delaware	77-0487658
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
149 Commonwealth Drive
Menlo Park, CA 94025
(Address of principal executive offices, including zip code)
_______________________________________________________
(650) 327-3270
(Registrant’s telephone number, including area code)
_______________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	CORT	The Nasdaq Capital Market

On May 1, 2019, there were 114,858,708 shares of common stock outstanding at a par value of $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$49,650	$41,625
Short-term marketable securities	137,255	165,135
Trade receivables, net of allowances	19,218	17,588
Inventory	5,000	4,732
Prepaid expenses and other current assets	5,741	7,740
Total current assets	216,864	236,820
Strategic inventory	10,360	11,510
Operating lease right-of-use asset	1,465	—
Property and equipment, net of accumulated depreciation	925	655
Long-term marketable securities	28,842	—
Other assets	75	50
Deferred tax assets, net	61,681	62,659
Total assets	$320,212	$311,694
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,330	$8,266
Accrued clinical expenses	4,537	3,521
Other accrued liabilities	18,830	23,786
Operating lease liability	1,521	—
Total current liabilities	34,218	35,573
Long-term accrued income taxes	239	239
Total liabilities	34,457	35,812
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock	—	—
Common stock	118	117
Additional paid-in capital	427,317	417,228
Treasury stock	(42,312)	(23,657)
Accumulated other comprehensive gain (loss)	94	(70)
Accumulated deficit	(99,462)	(117,736)
Total stockholders’ equity	285,755	275,882
Total liabilities and stockholders’ equity	$320,212	$311,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Product revenue, net	$64,829	$57,659
Operating expenses:
Cost of sales	1,240	1,174
Research and development	20,244	17,050
Selling, general and administrative	24,389	18,440
Total operating expenses	45,873	36,664
Income from operations	18,956	20,995
Interest and other income	1,097	294
Income before income taxes	20,053	21,289
Income tax expense	(1,779)	(3,830)
Net income	$18,274	$17,459
Other comprehensive income (loss):
Net unrealized income (loss) on available-for-sale investments, net of tax impact of $(52) and $48, respectively	164	(152)
Total comprehensive income	$18,438	$17,307

Basic net income per share	$0.16	$0.15

Diluted net income per share	$0.15	$0.14

Weighted-average shares outstanding used in computing net income per share
Basic	114,844	114,882
Diluted	123,895	127,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$18,274	$17,459
Adjustments to reconcile net income to net cash generated from operations:
Stock-based compensation	6,696	4,954
Deferred income taxes	926	3,169
Excess tax benefits from stock option activity	—	54
Accretion of interest income	(634)	(198)
Depreciation and amortization of property and equipment	96	48
Amortization of right-of-use asset	413	—
Changes in operating assets and liabilities:
Trade receivables	(1,630)	(1,961)
Other receivable	—	12,876
Inventory	910	590
Prepaid expenses and other current assets	1,999	(635)
Other assets	(25)	(23)
Accounts payable	953	(759)
Accrued clinical expenses	1,016	1,239
Other accrued liabilities	(4,956)	(2,383)
Operating lease liability	(357)	—
Net cash provided by operating activities	23,681	34,430
Cash flows from investing activities:
Purchases of property and equipment	(257)	(77)
Proceeds from maturities of marketable securities	70,825	16,650
Purchases of marketable securities	(70,935)	(50,866)
Cash used in investing activities	(367)	(34,293)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options, net of issuance costs	2,435	1,922
Repurchase of common stock	(13,555)	—
Cash paid to satisfy statutory withholding requirement for net settlement of cashless option exercise	(4,169)	—
Net cash (used in) provided by financing activities	(15,289)	1,922
Net increase in cash and cash equivalents	8,025	2,059
Cash and cash equivalents, at beginning of period	41,625	31,062
Cash and cash equivalents, at end of period	$49,650	$33,121

Supplemental disclosure:
Exercise price of shares tendered in net settlement of cashless option exercise	$931	$—
Recognition of right-of-use asset and lease liability	$1,878	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2017	114,717	$115	$384,074	$—	$(75)	$(193,146)	$190,968
Issuance of common stock upon exercise of options	479	—	1,922	—	—	—	1,922
Stock-based compensation related to employee and director options	—	—	4,954	—	—	—	4,954
Net unrealized gain on marketable securities, net of tax	—	—	—	—	(77)	—	(77)
Net income	—	—	—	—	—	17,459	17,459
Balance at March 31, 2018	115,196	$115	$390,950	$—	$(152)	$(175,687)	$215,226

Balance at December 31, 2018	115,031	$117	$417,228	$(23,657)	$(70)	$(117,736)	$275,882
Issuance of common stock upon exercise of options	1,497	1	3,365	—	—	—	3,366
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercise	(428)	—	—	(5,100)	—	—	(5,100)
Stock-based compensation related to employee and director options	—	—	6,724	—	—	—	6,724
Net unrealized gain on marketable securities, net of tax	—	—	—	—	164	—	164
Purchases of treasury stock	(1,168)	—	—	(13,555)	—	—	(13,555)
Net income	—	—	—	—	—	18,274	18,274
Balance at March 31, 2019	114,932	$118	$427,317	$(42,312)	$94	$(99,462)	$285,755

The accompanying notes are an integral part of these consolidated financial statements

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies
Description of Business and Basis of Presentation
Corcept Therapeutics Incorporated was incorporated in the State of Delaware in May 1998, and our headquarters are in Menlo Park, California. We are a commercial-stage pharmaceutical company engaged in the discovery, development and commercialization of medications that treat severe metabolic, oncologic and psychiatric disorders by modulating the effect of the stress hormone cortisol. In 2012, the U.S. Food and Drug Administration (“FDA”) approved our first product, Korlym® (“mifepristone”) 300 mg tablets, as a once-daily oral medication for treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. We have discovered and patented three structurally distinct series of selective cortisol modulators, consisting of more than 500 compounds, and are developing compounds from these series as potential treatments for a broad range of serious disorders.
Basis of Presentation
We have prepared the March 31, 2019 condensed consolidated balance sheet and statements of comprehensive income, cash flows and stockholders' equity for the three months ended March 31, 2019 and 2018 in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (which in the applicable periods consist only of normal, recurring adjustments) have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results for the remainder of 2019 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K. The December 31, 2018 balance sheet was derived from audited financial statements at that date.
There have been no material changes in the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018 except for the adoption of the accounting pronouncements set forth below.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which requires lease transactions with terms longer than 12 months to be recognized on the balance sheet as a liability (“lease liabilities”), offset by an asset of equal amount (“right-of-use assets”). ASU No. 2016-02 supersedes the lease accounting requirements of ASC Topic 840, "Leases" and creates Topic 842, "Leases." We adopted this standard using the modified retrospective approach on January 1, 2019. Prior comparative periods were not adjusted under this approach. We have reviewed all contracts that may contain leases and we have determined that the only impact is to our accounting for our leased office space. We have elected to apply the package of practical expedients that allows us to not reassess lease classification for any expired or existing lease contracts. The adoption did not have a material impact on our retained earnings on the adoption date and increased our “operating right-of-use assets" and “operating lease liability” by approximately $1.9 million. See Note 4 for more information regarding our leased office space.
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
2. Composition of Certain Balance Sheet Items
Inventory
The composition of inventory was as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Raw materials	$2,055	$4,195
Work in progress	6,936	5,624
Finished goods	6,369	6,423
Total inventory	15,360	16,242
Less strategic inventory classified as non-current	(10,360)	(11,510)
Total inventory classified as current	$5,000	$4,732
Because we rely on single-source manufacturers of both the active pharmaceutical ingredient (“API”) for Korlym and Korlym tablets, we have purchased and hold significant quantities of these materials. We classify inventory we do not expect to sell within 12 months of the balance sheet date as “Strategic Inventory,” a long-term asset.

Other Accrued Liabilities
Other accrued liabilities consisted of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Government rebates	$10,829	$11,132
Accrued compensation	3,296	7,879
Income taxes payable	2,462	1,542
Legal fees	531	314
Professional fees	493	240
Accrued selling and marketing costs	699	261
Accrued manufacturing costs	70	2,032
Other	450	386
Total other accrued liabilities	$18,830	$23,786

3. Available-for-Sale Securities and Fair Value Measurements
Our available-for-sale securities included:

	Fair Value Hierarchy Level	Estimated Fair Value
		March 31, 2019	December 31, 2018
		(in thousands)
Corporate bonds	Level 2	$70,545	$54,469
Commercial paper	Level 2	35,738	67,906
Asset-backed securities	Level 2	28,951	10,965
Repurchase agreements	Level 2	15,000	15,000
U.S. treasury securities	Level 1	30,863	39,287
Money market funds	Level 1	12,364	4,583
Total Marketable securities		$193,461	$192,210

Classified as:
Cash equivalents		$27,364	$27,075
Short-term marketable securities		137,255	165,135
Long-term marketable securities		28,842	—
Total marketable securities		$193,461	$192,210
We estimate the fair value of marketable securities classified as Level 1 using quoted market prices for these or similar investments obtained from a commercial pricing service. We estimate the fair value of marketable securities classified as Level 2 using inputs that may include benchmark yields, reported trades, broker/dealer quotes and issuer spreads.
As of March 31, 2019, all our marketable securities had original maturities of less than two years. The weighted-average maturity of our holdings was six months. As of March 31, 2019, of our long-term marketable securities have a remaining maturity of 12 to 18 months. None of our marketable securities changed from one fair value hierarchy to another during the three months ended March 31, 2019.

4. Leases
In February 2016, we extended the operating lease for our office space through 2019.  In March 2017 we terminated and replaced it with a new lease effective until March 31, 2019. We subsequently amended the lease to add additional space in June 2017, and again in November 2018, at which time it was extended through March 31, 2020.
Based on the present value of the payments for the remaining term of our operating lease, we recognized a right-of-use asset and lease liability of approximately $1.9 million for our operating lease of approximately on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at a commencement date based on the present value of lease payments over the lease term. Because the rate implicit in our lease is not readily determinable, we use an incremental borrowing rate to determine the present value of the lease payments. All operating lease expense is recognized on a straight-line basis over the lease term. Operating lease expense for the three months ended March 31, 2019 was approximately $0.4 million.
Information related to our right-of-use assets and related lease liabilities were as follows:

Three Months Ended March 31, 2019
(in thousands)
Cash paid for operating lease liability	$379
Right-of-use assets obtained in exchange for new operating lease liability	$1,878
Weighted-average remaining lease term	1 year
Weighted-average discount rate	5.0%

As of March 31, 2019, future minimum lease payments under non-cancelable operating leases due in each of the next two years were as follows (in thousands):

2019 (remainder)	$1,172
2020	391
1,563
Less imputed interest	(42)
Total lease liability	$1,521

5. Commitments and Contingencies
There have been no material changes in our purchase commitments described in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

6. Stockholders' Equity
Stock Option Plans
We have two stock option plans – the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2012 Incentive Award Plan (the “2012 Plan”).  In February 2019, our Board of Directors authorized a 4.6 million increase in the shares available for grant under the 2012 Plan.

During the three months ended March 31, 2019, we issued 1.5 million shares of our common stock upon the exercise of stock options. Of these shares, 0.8 million were issued as part of a net-share settlement of a cashless option exercise and 0.4 million were tendered to satisfy the related cost and statutory withholding requirements. During the three months ended March 31, 2018, we issued 0.5 million shares of our common stock upon the exercise of stock options.
The following table summarizes our stock-based compensation:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Stock-based compensation capitalized in inventory	$28	$—
Cost of sales	28	—
Research and development	1,979	1,464
Selling, general and administrative	4,689	3,490
Total stock-based compensation	$6,724	$4,954
Stock Repurchase Program
On August 9, 2018, we announced that our Board of Directors had approved a program to repurchase up to $100 million of our common stock (the “Stock Repurchase Program”). Unless it is terminated or suspended prior to its expiration, the Stock Repurchase Program will remain in effect until June 30, 2019 with the timing and amount of any repurchases to be determined based on market conditions, our stock price and other factors. The Stock Repurchase Program does not require us to acquire any specific number of shares and we may modify, suspended or discontinue it in our sole discretion at any time, without notice. Repurchases may be made through a variety of methods, including in the open market, in block trades, through privately negotiated transactions or accelerated share repurchase transactions or any combination of such methods.
During the three months ended March 31, 2019, we repurchased 1.2 million shares of common stock under the Stock Repurchase Program in open market transactions at an average price of $11.61 per share, for an aggregate purchase price of $13.6 million. Shares repurchased are recorded as treasury stock at cost on our consolidated balance sheet. At March 31, 2019, $62.8 million of the current authorization remained available for the repurchase of shares of our common stock.

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
The following table shows the computation of net income per share for each period:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Numerator:
Net income	$18,274	$17,459
Denominator:
Weighted-average shares used to compute basic net income per share	114,844	114,882
Dilutive effect of employee stock options	9,051	12,851
Weighted-average shares used to compute diluted net income per share	123,895	127,733
Net income per share
Basic	$0.16	$0.15
Diluted	$0.15	$0.14

As of March 31, 2019 and 2018, we had 24.4 million and 23.1 million stock options outstanding, respectively.
On a weighted-average basis, 8.5 million and 2.6 million stock options outstanding during the three months ended March 31, 2019 and 2018, respectively, were excluded from the computation of diluted net income per share because including them would have reduced dilution.

8. Income taxes
We recorded income tax expense of $1.8 million for the three months ended March 31, 2019, net of a $2.8 million discrete benefit related to stock option exercises and dispositions for the three months ended March 31, 2019 compared to income tax expense of $3.8 million for the three months ended March 31, 2018. Income tax expense for the three months ended March 31, 2019 was primarily due to the reduction of deferred tax assets of $0.9 million, caused by our utilization of federal and state net operating losses and income tax expense of 0.9 million, incurred in U.S. jurisdictions where we do not have net operating loss carryforwards to offset our tax obligations. Income tax expense for the three months ended March 31, 2018 was primarily due to a $3.2 million reduction of deferred tax assets caused by our utilization of federal and state net operating losses and a $0.6 million income tax expense incurred in states where we have no net operating loss carryforwards to offset our tax obligations.
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
Overview
We are a commercial-stage company engaged in the discovery and development of drugs that treat severe metabolic, oncologic and psychiatric disorders by modulating the effects of the hormone cortisol. Since 2012, we have marketed Korlym® (mifepristone) for the treatment of patients with Cushing’s syndrome. We are developing compounds from our portfolio of proprietary, selective cortisol modulators to treat a wide range of serious disorders.
We have discovered and patented three structurally distinct series of proprietary, selective cortisol modulators, all of which share mifepristone’s affinity for the glucocorticoid receptor (“GR”) but, unlike Korlym, do not bind to the progesterone receptor (“PR”) and therefore do not cause effects arising from antagonism of progesterone activity, such as termination of pregnancy, endometrial thickening and vaginal bleeding. We are conducting clinical trials of three compounds from these series, including: (i) a Phase 3 trial of relacorilant in patients with Cushing’s syndrome; (ii) a Phase 2, controlled study of relacorilant combined with Celgene Corporation’s drug Abraxane® (nab-paclitaxel) in patients with advanced, high-grade serous ovarian cancer; (iii) a Phase 1/2 trial of relacorilant plus Abraxane in patients with a variety of solid tumors; (iv) a Phase 1/2 trial of CORT125281 combined with Pfizer Inc.’s androgen receptor antagonist Xtandi® (enzalutamide) in patients with castration-resistant prostate cancer (“CRPC”) and (v) a placebo-controlled, Phase 1b trial of CORT118335 in healthy subjects as a treatment for antipsychotic-induced weight gain. We are planning placebo-controlled, Phase 2 trials of CORT118335 as a treatment for antipsychotic-induced weight gain and non-alcoholic steatohepatitis (“NASH”).
Cushing’s Syndrome
Korlym to Treat Patients with Cushing’s Syndrome. We sell Korlym in the United States, using experienced sales representatives targeting physicians who care for patients with Cushing’s syndrome. Because many people who suffer from Cushing’s syndrome are undiagnosed or inadequately treated, we have developed and continue to refine and expand programs to educate physicians and patients about appropriate screening for and diagnosis of hypercortisolism and the role Korlym can play in treating it. We also have a field-based force of medical science liaisons.
We use one specialty pharmacy and one specialty distributor to distribute Korlym and provide logistical support to physicians and patients. Our policy is that no patient with Cushing’s syndrome will be denied access to Korlym for financial reasons. To help us achieve that goal, we fund our own patient support programs and donate money to independent charitable foundations that help patients pay for all aspects of their Cushing’s syndrome care, whether or not that care includes taking Korlym.
Prior to its approval, the FDA designated Korlym an orphan drug for the treatment of endogenous Cushing’s syndrome, which conferred upon us seven years of exclusive marketing rights in the United States for the treatment of that indication. This exclusivity period expired on February 17, 2019, which means a competitor who receives FDA approval for a generic equivalent of Korlym may market its drug to patients with Cushing’s syndrome, provided doing so would not infringe any of our patents.  We have eight patents listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, that we believe would be infringed by a generic competitor for Korlym.  These patents have terms ranging from 2028 to 2037. Additional applications for patents we believe would qualify for the Orange Book are under examination by the USPTO.
Relacorilant to Treat Patients with Cushing’s Syndrome. We are conducting a Phase 3 trial of our proprietary, selective cortisol modulator, relacorilant, as a treatment for hypercortisolism. Patients in relacorilant’s Phase 2 trial exhibited meaningful improvements in hyperglycemia and hypertension - two of Cushing syndrome’s most common and pernicious symptoms. Relacorilant shares Korlym’s affinity for GR, but unlike Korlym has no affinity for PR, and so does not cause the effects associated with PR affinity, including termination of pregnancy, endometrial thickening and vaginal bleeding. In addition, relacorilant does not cause hypokalemia (low potassium), a potentially serious adverse event that is the leading cause of patients stopping treatment with Korlym. Forty-four percent of patients in Korlym’s pivotal trial experienced hypokalemia.
We expect to enroll 139 patients in relacorilant’s Phase 3 trial at sites in the United States and Europe. Each patient will receive relacorilant for 22 weeks, at which time any who have demonstrated pre-specified improvements in hypertension or glucose metabolism will enter a twelve-week, double-blind, “randomized withdrawal” phase, in which half of the patients will continue receiving relacorilant and the rest will receive placebo. The trial’s primary endpoints will be the rate and degree of relapse in patients receiving placebo compared to those continuing relacorilant.
The FDA has designated relacorilant as an orphan drug for the treatment of patients with Cushing’s syndrome, which qualifies us for tax credit and marketing incentives under the Orphan Drug Act, including seven years of exclusive marketing rights in the United States for the treatment of patients with Cushing’s syndrome, provided we are the first to get FDA approval for relacorilant in that indication, with limited exceptions. In addition, our planned marketing application for relacorilant will not be subject to a prescription drug user fee unless the application also includes an indication that is outside the scope of the orphan designation. Orphan Drug designation for one medication, once received, does not prevent competitors from developing or marketing different drugs for the same indication. It also does not convey an advantage in, or shorten the duration of, the review and approval process for a drug.
In May 2019, the European Medicines Agency recommended orphan designation for relacorilant to treat patients with Cushing's syndrome. The European Commission is expected to adopt the recommendation, which provides regulatory and financial incentives for companies to develop and market therapies to treat serious disorders, including ten years of marketing exclusivity in the European Union ("EU"), eligibility for protocol assistance, reduced fees and access to the EU's centralized marketing authorization procedure.
FKBP5 Gene Expression Assay.  The tests diagnosing patients with hypercortisolism and optimizing their treatment are imprecise and often fail to identify patients with less severe manifestations of the disease. We have developed an assay to measure expression of the gene FKBP5, which is stimulated by cortisol activity, and have completed analytical validation pursuant to the Clinical Laboratory Improvement Amendments (“CLIA”). Clinical data indicate that FKBP5 levels are high in patients suffering from hypercortisolism (i.e., excess cortisol activity), but subside when they are successfully treated. We believe this assay will enable physicians to identify new patients with hypercortisolism more easily and to better treat those already in their care.
Oncology
Many types of solid tumors express GR and are potential targets for cortisol modulation therapy, among them pancreatic, ovarian, castration-resistant prostate, triple-negative breast, cervical and vulvar cancers, as well as sarcoma and melanoma.
Relacorilant to Treat Patients with Solid Tumors.  We are conducting a Phase 2, controlled trial of relacorilant in combination with Abraxane to treat patients with advanced high-grade serious ovarian tumors. The trial is expected to enroll 177 patients at sites in the United States and Europe. Two thirds of the patients will receive relacorilant plus Abraxane. The rest will receive Abraxane alone. The primary endpoint will be progression-free survival (“PFS”), as measured by the Response Evaluation Criteria in Solid Tumors (“RECIST”).
We initiated this Phase 2 trial because of encouraging early data generated by our Phase 1/2 open label study of relacorilant plus Abraxane to treat a wide variety of solid tumors, which continues to enroll patients. As we identify indications of clinical activity in particular tumor types, we plan to further test the combination’s efficacy and safety in cohorts of approximately 20 patients or in separate, larger clinical trials. We have opened a cohort in patients with pancreatic cancer and continue to explore opening cohorts in patients with other solid tumors.
In addition to composition of matter patents covering our selective cortisol modulators, we own three United States patents covering the use of relacorilant and CORT125281 to treat forms of pancreatic cancer.
Korlym to Treat Patients with Solid Tumors. In December 2016, we announced the results of our Phase 1/2 trial of Korlym in combination with eribulin (Eisai Inc.’s drug, Halaven®) to treat patients with metastatic triple-negative breast cancer (“TNBC”). The trial studied 21 patients with GR-positive tumors, one with GR-negative tumors and one with tumors whose GR status was not known. As determined using the RECIST criteria, efficacy results were as follows: four patients exhibited a partial response, defined as a 30 percent or greater reduction in tumor size; eight had stable disease; and 11 had progressive disease. Six patients achieved PFS longer than the upper bound of the 95% confidence interval for PFS (15 weeks) in patients receiving Halaven® monotherapy in a comparable population (Aogi et al., Annals of Oncology 23: 1441-1448, 2012). Median PFS in the trial was 11.1 weeks - compared to 7.2 weeks in the Halaven monotherapy study reported by Aogi.

We believe the addition of Korlym to anticancer medications warrants further study. University of Chicago investigators have initiated three such trials: With funding from Celgene, they are leading a 64-patient double-blind, placebo-controlled, multi-center, Phase 2 trial of Korlym combined with Abraxane to treat patients with TNBC. They are conducting a 74-patient, open label trial of Korlym combined with Merck’s drug Keytruda® (pembrolizumab) in patients with advanced HER2-negative and triple-negative breast cancer. Merck is funding this trial and providing Keytruda®. They also are leading an 84-patient, controlled, multicenter Phase 2 trial of Korlym combined with Xtandi to treat patients with metastatic CRPC. The Department of Defense and the Prostate Cancer Foundation are funding this trial and Pfizer is providing Xtandi. We are providing Korlym for all of these trials.
We have exclusively licensed patents from the University of Chicago covering the use of cortisol modulators combined with anticancer agents to treat TNBC and CRPC.
Cortisol Modulators to Treat Patients with Castration-Resistant Prostate Cancer (“CRPC”). We are conducting an open label, Phase 1/2 trial of our proprietary, selective cortisol modulator CORT125281 combined with Xtandi in patients with metastatic CRPC. Investigators at the University of Chicago are conducting a dose-finding trial of relacorilant combined with Xtandi in same patient population. We are providing relacorilant.
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
We are conducting a placebo-controlled, Phase 1b trial of CORT118335 in healthy subjects as a treatment for antipsychotic-induced weight gain. Study participants will receive Zyprexa and either CORT118335 or placebo for two weeks, with the primary endpoint being change in weight compared to baseline. Markers of metabolic activity, including liver function, lipids and glucose will also be measured.
We are planning two Phase 2, placebo-controlled trials of CORT118335 in patients taking antipsychotic medications - one to study reversal of recent weight gain and the other to study reversal of long-standing weight gain.
CORT118335 prevents and reverses non-alcoholic fatty liver disease and liver fibrosis in animal models.  We conducted these pre-clinical studies in response to data suggesting that cortisol modulation with Korlym plays a role in reversing fatty liver disease in some patients with hypercortisolism.  Fatty liver disease is a precursor to NASH, a disease that afflicts millions of people in the United States.  We plan to conduct a placebo-controlled Phase 2 trial of CORT118335 as a treatment for NASH.
Our Other Selective Cortisol Modulators
Our portfolio of proprietary selective cortisol modulators, which includes relacorilant, CORT125281 and CORT118335, consists of more than 500 compounds in three structurally distinct series, covered by ten issued United States composition of matter patents. All of these compounds potently bind to GR but not the progesterone, estrogen or androgen receptors. Many of these compounds have demonstrated positive results in animal or in vitro models of cortisol modulation. We plan to continue identifying new compounds and advancing the most promising of them towards the clinic. We hold U.S. and foreign patents covering these compounds and their methods of use in a wide range of range of indications. We have applied, and will continue to apply, for patents covering the method of use of Korlym and the composition and method of use of our selective cortisol modulators.
Results of Operations
Net Product Revenue – Net product revenue is gross product revenue from sales to our customers less deductions for estimated government rebates and chargebacks.
Net product revenue was $64.8 million for the three months ended March 31, 2019, as compared to $57.7 million in the corresponding period in 2018. The increase in net product revenue was primarily driven by an increase in our sales volume.
Cost of sales – Cost of sales includes the cost of API, tableting, packaging, personnel, overhead, stability testing and distribution.
Cost of sales was $1.2 million for each of the three months ended March 31, 2019 and 2018. For the three months ended March 31, 2019, cost of sales was 1.9 percent of our net product revenue, as compared to 2.0 percent in the corresponding period of 2018. Cost of sales as a percentage of revenue slightly declined due to lower manufacturing costs.

Research and development expenses – Research and development expenses include the cost of (1) recruiting and compensating development personnel, (2) clinical trials, (3) drug product and preclinical studies in support of clinical trials and regulatory submissions, (4) discovery research and (5) the development of drug formulations and manufacturing processes.
Research and development expenses increased to $20.2 million for the three months ended March 31, 2019 from $17.1 million for the comparable period of 2018. The increase was due to increased spending on recruiting and compensating clinical development personnel and the discovery and pre-clinical advancement of new compounds.
Below is a summary of our research and development expenses by major project:

	Three Months Ended March 31,
	2019	2018
Project	(in thousands)
Development programs:
Oncology	$5,214	$3,401
Endocrinology	6,846	4,145
Pre-clinical and clinical selective cortisol modulators	3,559	6,542
Unallocated activities, including pre-clinical, manufacturing and regulatory activities	2,646	1,498
Stock-based compensation	1,979	1,464
Total research and development expense	$20,244	$17,050

Research and development expenses in 2019 and future years will depend on the outcomes of our pre-clinical and clinical trials and our development plans. We expect research and development spending for 2019 to be higher than it was in 2018 as our programs advance and we begin new ones.
It is difficult to predict the timing and cost of development activities, which are subject to many risks and uncertainties, including inconclusive results, slow patient enrollment, unforeseen adverse side effects and difficulties in the formulation or manufacture of study drugs, as well as their real or perceived lack of efficacy or safety. In addition, clinical development is subject to extensive government oversight and to regulations that may change unpredictably and without notice.
Selling, general and administrative expenses - Selling, general and administrative expenses include (1) compensation of employees, consultants and contractors engaged in commercial and administrative activities, (2) the cost of vendors supporting commercial activities and (3) legal and accounting fees.
Selling, general and administrative expenses for the three months ended March 31, 2019 increased to $24.4 million, from $18.4 million for the comparable period of 2018, primarily due to for the cost of recruiting and retaining new employees, volume-related distribution costs and an increase in professional service fees.
We expect selling, general and administrative expenses to be higher in 2019 than in 2018 due to increased commercial and administrative activities. Selling, general and administrative activities in 2019 and later years will depend on the cost and extent of our commercial and administrative activities.
Interest and other income - Interest and other income for the three months ended March 31, 2019 was $1.1 million, compared to $0.3 million for the comparable period of 2018. This increase was due to an increase in our cash and marketable securities balance and increases in short-term interest rates.
Income tax expense - Income tax expense for the three months ended March 31, 2019 was $1.8 million compared to $3.8 million for the three months ended March 31, 2018. The decrease in income tax expense was primarily due to increased discrete benefits from the exercise of non-qualified stock options during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.
Liquidity and Capital Resources
At March 31, 2019, we had an accumulated deficit of $99.5 million. Since 2015, we have relied on revenues from the sale of Korlym to fund our operations.

Based on our current plans, which include fully funding our Cushing’s syndrome commercial operations, conducting Phase 2 and Phase 3 trials of relacorilant in Cushing’s syndrome and solid tumors, the development of CORT125281 to treat patients with CRPC and CORT118335 to treat patients with antipsychotic-induced weight gain and NASH, we expect to fund our operations without needing to raise additional funds, although we may choose to raise additional funds for other reasons.  If we were to raise funds, equity financing would be dilutive to stockholders. Debt financing, if available, could involve restrictive covenants.  Funds raised through collaborations with other companies may require us to relinquish certain rights in our product candidates.
At March 31, 2019, we had cash, cash equivalents and marketable securities of $215.8 million, consisting of cash and cash equivalents of $49.7 million and marketable securities of $166.1 million, compared to cash and cash equivalents of $41.6 million and marketable securities of $165.1 million at December 31, 2018.
Net cash provided by operating activities for the three months ended March 31, 2019 was $23.7 million, compared to $34.4 million for the comparable period of 2018. This decrease was primarily due to the receipt of $12.9 million from our former specialty pharmacy in the first quarter of 2018, partially offset by slightly higher sales volumes.
Net cash used in investing activities for the three months ended March 31, 2019 was $0.4 million, compared to $34.3 million for the comparable period of 2018, primarily due to increased proceeds from maturities of marketable securities.
Net cash used in financing activities for the three months ended March 31, 2019 was $15.3 million compared to net cash provided by financing activities of $1.9 million for the comparable period of 2018. Stock option exercises provided $2.4 million for the three months ended March 31, 2019, compared to $1.9 million for the comparable period of 2018. We repurchased an aggregate of $13.6 million of our common stock during the first quarter of 2019 in accordance with the Stock Repurchase Program. At March 31, 2019, $62.8 million of the current authorization for the Stock Repurchase Program remained available for the repurchase of shares of our common stock. We also paid $4.2 million to satisfy statutory withholding requirements for the net settlement of a cashless option exercise in March 2019.
The cash in our bank accounts and our marketable securities could be affected if the financial institutions holding them were to fail or be subject to adverse conditions in the financial markets. We have never experienced a loss or lack of access to cash.
Contractual Obligations and Commercial Commitments
Our contractual payment obligations and purchase commitments as of December 31, 2018 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. They have not changed materially during the three months ended March 31, 2019.
Off-Balance Sheet Arrangements
None.
Critical Accounting Policies and Estimates
We have prepared our financial statements in accordance with GAAP, which requires us to make estimates regarding our assets, liabilities and expenses. We base our estimates on assumptions we believe to be reasonable. Actual results may differ if our assumptions are incorrect or the conditions in which we do business change in ways we did not anticipate. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. During the three months ended March 31, 2019, we implemented internal controls in connection with our adoption of ASC Topic 842. There were no other changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks as of March 31, 2019 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.  They have not changed materially during the three months ended March 31, 2019.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures provide a reasonable level of assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and (ii) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, so as to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that our disclosures are accurate and timely.
Changes in internal control over financial reporting.  Our Chief Financial Officer and other members of management have evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2019 and concluded that there was no change during the quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A.  LEGAL PROCEEDINGS
Teva ANDA Litigation.
On February 5, 2018, we received a Paragraph IV Notice Letter advising that Teva Pharmaceuticals USA, Inc. (“Teva”) had submitted an Abbreviated New Drug Application (“ANDA”) to the FDA seeking authorization to manufacture, use or sell a generic version of Korlym in the United States prior to the expiration of certain of our patents related to Korlym - U.S. Patent No. 8,921,348 (the “’348 patent”) and U.S. Patent No. 9,829,495 (the “’495 patent”) - which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (referred to as the “Orange Book”). Teva’s February 5, 2018 Notice Letter alleges that the ’348 patent, with an expiration date in August 2028, and the ’495 patent, with an expiration date in August 2036, will not be infringed by Teva’s proposed product, are invalid and/or are unenforceable. On March 15, 2018, we filed a lawsuit in the U.S. District Court for the District of New Jersey against Teva for infringement of these patents. On October 12, 2018, Teva received tentative approval from the FDA for its ANDA. In accordance with the Hatch-Waxman Act, however, as a result of having filed a timely lawsuit against Teva, FDA final approval of Teva’s ANDA will be stayed until the earlier of (i) 30 months from our February 5, 2018 receipt of Teva’s Paragraph IV Notice Letter or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed.
On July 6, 2018, we filed an Amended Complaint against Teva, asserting infringement of U.S. Patent No. 9,943,526 (the “’526 patent”). On February 8, 2019, we filed a second lawsuit against Teva, asserting infringement of U.S. Patent Nos. 10,166,242 (“the ʼ242 patent”), 10,166,243 (“the ʼ243 patent”) and 10,195,214 (“the ʼ214 patent”). No new 30-month stay results from the filing of the Amended Complaint or new lawsuit. On February 21, 2019, the District Court consolidated the two lawsuits.
We will vigorously enforce our intellectual property rights relating to Korlym, but we cannot predict the outcome of this matter.
Post-Grant Review at the U.S. Patent Trial and Appeal Board
On May 7, 2019, Teva submitted a petition for post-grant review at the U.S. Patent Trial and Appeal Board (“PTAB”) of the ‘214 patent, which is one of the patents we have asserted against Teva in the ANDA litigation.  The PTAB has not yet reached a decision as to whether or not it will institute post-grant review.
Inter Partes Review at the U.S. Patent Trial and Appeal Board
In August 2018, Neptune Generics, LLC (“Neptune”) submitted a petition for Inter Partes Review (“IPR”) at the PTAB of U.S. Patent No. 8,921,348 (’348), which is related to Korlym. Neptune is backed by Burford Capital Ltd., a U.K.-based ligation finance company, and does not have regulatory approval to sell any drug in the United States. On February 15, 2019, the PTAB granted institution to the IPR and an oral argument hearing date has been set for November 14, 2019. We plan to vigorously defend the validity of the ’348 patent.
Purported Class Action Complaint
On March 14, 2019, a purported securities class action complaint was filed in the U.S. District Court for the Northern District of California by Nicholas Melucci (Melucci v. Corcept Therapeutics Incorporated, et al., Case No. 5:19-cv-01372-LHK).  The complaint named the Company and certain of its executive officers as defendants asserting violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and alleges that the defendants made false and materially misleading statements and failed to disclose adverse facts about the company’s business, operations, and prospects. The complaint asserts a putative class period stemming from August 2, 2017 to February 5, 2019 and seeks unspecified monetary relief, interest and attorneys’ fees.  Motions for lead plaintiff are due on May 13, 2019.
In addition to the matters described above, we are involved from time to time in other legal proceedings in the ordinary course of business. Although the outcome of any pending matters and the amount, if any, of our ultimate liability with respect to them cannot be predicted with certainty, we do not believe that the ultimate outcome of such matters will have a material adverse effect on our business, financial position or results of operations.

ITEM 1A.  RISK FACTORS

Investing in our common stock involves significant risks. Before investing, carefully consider the risks described below and the other information in this quarterly report, including our financial statements and related notes. The risks and uncertainties described below are the ones we believe may materially affect us. There may be others of which we are unaware, but which become important and materially harm our business or financial condition and cause the price of our stock to decline, in which case you could lose part or all of your investment.
Risks Related to our Commercial Activities
Failure to generate sufficient revenue from the sale of Korlym would harm our financial results and would likely cause our stock price to decline.
Our ability to generate revenue and fund our commercial operations and development programs is dependent on the sale of Korlym to treat patients with Cushing’s syndrome. Physicians will prescribe Korlym only if they determine that it is preferable to other treatments, even if those treatments are not approved for Cushing’s syndrome. Because Cushing’s syndrome is rare, most physicians are inexperienced diagnosing or caring for patients with the illness and it can be hard to persuade them to identify appropriate patients and prescribe them Korlym.
Many factors could limit our Korlym revenue, including:

•	the preference of some physicians for off-label treatments for Cushing’s syndrome, such as ketoconazole;

•	competition from non-medical treatments, such as surgery and radiation;

•	the potential introduction of a competitor for Korlym, including a generic version of Korlym;

•	the lack of availability of adequate private and government insurance coverage;

•	negative publicity and political concerns about Korlym, RU-486, Mifeprex® or mifepristone; and

•	rapid technological change that makes Korlym obsolete.
Failure to generate sufficient Korlym revenue may prevent us from fully funding our planned commercial and clinical activities and would likely cause our stock price to decline.
If generic products that compete with Korlym are approved and launched, our business, financial position or results of operations would be adversely affected.
Although Korlym is protected by patents covering its method of use, including its use to treat patients with Cushing’s syndrome, we cannot assure you that third parties will not attempt to invalidate or design around the patents or assert that they are invalid or otherwise unenforceable and introduce generic equivalents of Korlym. In February 2018, we received notice that Teva had filed an ANDA requesting approval to market a generic form of Korlym. Teva’s Paragraph IV Notice Letter asserted that our patents listed in the Orange Book for Korlym at the time Teva filed its ANDA are invalid, unenforceable or will not be infringed by Teva’s proposed generic product. We have filed suit against Teva in Federal District Court defending our patents, triggering a statutory automatic 30-month stay of FDA approval, beginning as of the date we received the Notice Letter. Litigation to enforce or defend intellectual property rights is complex, costly and involves significant commitments of management time. If our Orange Book patents are successfully challenged by Teva or any other party and a generic version of Korlym is approved, our sales of Korlym and its price could decline significantly.
The period of marketing exclusivity provided by Korlym’s orphan drug designation expired on February 17, 2019, which means that other companies may seek to introduce generic equivalents of Korlym, provided they receive FDA approval and can show that their products do not infringe our patents or that our patents are invalid or unenforceable. After the introduction of a generic competitor, a significant percentage of the prescriptions written for a product may be filled with the generic version, reducing sales of the branded product and its price, sometimes rapidly. Generic competition for Korlym would have a material adverse effect on our sales, results of operations and financial condition.
Other companies offer or are attempting to develop different medications to treat patients with Cushing’s syndrome. The availability of competing treatments could limit our revenue from Korlym.
In 2012, Novartis received approval in both the United States and the EU to market its somatostatin analogue Signifor® (pasireotide) Injection for adult patients with Cushing’s disease (a subset of Cushing’s syndrome) for whom pituitary surgery is not an option or has not been curative.  Novartis is also conducting Phase 3 trials of the experimental cortisol synthesis inhibitor osilodrostat to treat patients with Cushing’s syndrome.  It has received orphan drug designation for osilodrostat in the United States and the EU for that use. Novartis has substantially more resources and experience than we do and may provide significant competition.
Strongbridge Biopharma plc (“Strongbridge”) has received orphan drug designation in the United States and the EU for the use of the cortisol synthesis inhibitor levoketoconazole to treat patients with Cushing’s syndrome.  Levoketoconazole is an enantiomer of the generic anti-fungal medication, ketoconazole, that is prescribed off-label to treat patients with Cushing’s syndrome. Strongbridge has completed one Phase 3 trial, which met its primary endpoint of reducing cortisol synthesis, and is conducting a second Phase 3 trial.
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
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. The Patient Protection and Affordable Care Act (“PPACA”), which was passed in 2010, substantially changed the way health care is financed by both governmental and private insurers. The PPACA, among other things, expanded Medicaid program eligibility and access to commercial health insurance coverage, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and promoted a new Medicare Part D coverage gap discount program. The PPACA also appropriated funding to comparative clinical effectiveness research, although it remains unclear how the research will affect Medicare coverage and reimbursement or how new information will influence other third-party payor policies.
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future. For example, the Tax Cuts and Jobs Acts (the “Tax Act”) was enacted, which, among other things, removed penalties for not complying with the individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the PPACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the PPACA are invalid as well. While the Trump Administration and the Centers for Medicare & Medicaid Services have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts to repeal the PPACA will affect the law. At this time, the full effect that any subsequent legislation regarding the PPACA would have on our business is unclear. Any new limitations on, changes to, or uncertainty with respect to the ability of individuals to enroll in governmental reimbursement programs or other third-party payor insurance plans could reduce Korlym sales, which in turn could affect our ability to successfully develop and commercialize new products.
Other legislative and regulatory changes have been proposed and adopted in the United States since the PPACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of up to 2 percent per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2027 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, which further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Moreover, the federal government and the individual states in the United States have become increasingly active in developing proposals, passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, formulary flexibility, marketing cost disclosure and transparency measures.
These new laws and the regulations and policies implementing them, as well as other healthcare-related measures that may be adopted in the future, could materially reduce our ability to develop and commercialize our product candidates.
The unfavorable public perception of mifepristone may limit our ability to sell Korlym.
The active ingredient in Korlym, mifepristone, is approved by the FDA in another drug for the termination of early pregnancy. As a result, mifepristone is the subject of considerable debate in the United States and elsewhere. Public perception of mifepristone may limit the acceptance of Korlym by patients and physicians. Even though we have taken measures to minimize the chance that Korlym will be accidentally be prescribed to a pregnant woman, physicians may choose not to prescribe Korlym to a woman simply to avoid the risk of unintentionally terminating a pregnancy.
We have no manufacturing or pharmacy capabilities and depend on third parties to manufacture Korlym’s active ingredient, form it into tablets, package it and dispense it to patients. We also depend on third parties to manufacture the API and capsules or tablets for our product candidates. If these suppliers become unable or unwilling to perform these functions and we cannot transfer our business to replacement vendors in a timely manner, our business will be harmed.
A single third-party manufacturer, PCAS, supplies the API in Korlym. Another third-party manufacturer, Alcami, produces and bottles Korlym tablets. Our agreement with Alcami automatically renews and can be terminated by either party, subject to notice provisions. Our agreement with PCAS automatically renews for two one-year terms, unless either party provides 12-months' notice of its intent not to renew. A single specialty pharmacy, Optime Care, Inc. (“Optime”), dispenses the Korlym we sell directly to patients and collects payments from insurers and other payers representing approximately 99 percent of our revenue. If Optime does not adhere to its agreements with payers, it may not be able to collect some or all of the payments due to us. Our agreement with Optime has a five-year term and renews upon the written consent of both parties, subject to customary termination provisions. In addition, we may terminate the agreement for convenience.
The facilities used by our vendors to manufacture and package the API and drug product of Korlym and our product candidates must be approved by the FDA and, in some cases, the European Medicines Agency (“EMA”). We do not control the activities of these vendors and are dependent on them for compliance with the regulatory requirements known as current good manufacturing practices (“cGMPs”). If our vendors cannot manufacture material that conforms to our specifications and the strict requirements of the FDA or others, they will not be able to maintain regulatory approval for their facilities, which could prohibit us from using the API or drug product they have provided to us. We have no control over whether our vendors maintain adequate quality control and hire qualified personnel. If the FDA, EMA or other regulatory authority does not approve the facilities they use or if a necessary approval is withdrawn, we may need to find alternative vendors or facilities, which would be time-consuming, complex and expensive and could significantly hamper our ability to develop, obtain regulatory approval for and market our products. In addition, sanctions could be imposed on us, including fines, injunctions, civil penalties, failure of regulators to approve our product candidates, delays, suspensions or withdrawals of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business.
We may not have adequate insurance to cover our exposure to product liability claims.
We may be subject to product liability or other claims based on allegations that Korlym or one of our product candidates has harmed a patient. Such a claim may damage our reputation by raising questions about Korlym or our product candidates’ safety and could prevent or interfere with product development or commercialization. Less common adverse effects of a pharmaceutical product are sometimes not known until long after the product is approved for marketing. Because the active ingredient in Korlym is used to terminate pregnancy, clinicians using the medicine in our clinical trials and physicians prescribing the medicine to women must take strict precautions to ensure that the medicine is not administered to pregnant women. Failure to observe these precautions could result in significant product liability claims.
We have product liability insurance with coverage we believe to be appropriate. However, this insurance may not fully cover our potential liabilities. Our inability to obtain adequate insurance coverage could inhibit development of our product candidates or result in significant underinsured or uninsured liability. Defending a lawsuit could be costly and divert management from productive activities.
We are subject to ongoing regulatory oversight. If we are unable to maintain approval of Korlym for the treatment of patients with Cushing’s syndrome or if we fail to comply with regulatory requirements, we will be unable to generate revenue or may be subject to penalties.
We are subject to oversight by the FDA and other regulatory authorities in the United States and elsewhere with respect to our research, testing, manufacturing, labeling, distribution, adverse event reporting, storage, advertising, promotion, recordkeeping, sales and marketing activities. These requirements include submissions of safety information, annual updates on manufacturing activities and continued compliance with FDA regulations, including cGMPs, current good laboratory practices (“cGLPs”) and current good clinical practices (“cGCPs”). The FDA enforces these regulations through inspections of us and the laboratories, manufacturers and clinical sites we use.  Foreign regulatory authorities have comparable requirements and enforcement mechanisms. Discovery of previously unknown problems with a product or product candidate, such as adverse events of unanticipated severity or frequency or deficiencies in manufacturing processes or management, as well as failure to comply with FDA or other U.S. or foreign regulatory requirements, may subject us to substantial civil and criminal penalties, injunctions, holds on clinical trials, product seizure, refusal to permit the import or export of products, restrictions on product marketing, withdrawal of the product from the market, product recalls, total or partial suspension of production, refusal to approve pending NDAs or supplemental NDAs, and suspension or revocation of product approvals.
In addition, the FDA regulates the post-approval marketing and promotion of drugs to ensure they are marketed only for their approved indications and in accordance with the provisions of their FDA-approved labeling and imposes stringent restrictions on a manufacturer’s communications regarding any non-approved use. If we fail to adhere to these restrictions, we could be subject to enforcement action for “off-label” promotion and for potential violations of federal and state health care fraud and abuse laws and state consumer protection laws. The FDA may change its policies or enact new regulations at any time that restrict our ability to promote our products.
We cannot predict how government regulation may change. For example, the Trump administration has taken actions that could impose significant burdens on or materially delay the FDA’s ability to implement new rules, issue guidance and review and approve marketing applications. It is difficult to predict how these executive actions will be implemented, if at all, and the extent to which they will affect the FDA’s ability to exercise its authority. If these executive actions impair the FDA’s ability to carry out its regulatory responsibilities or if we are slow or unable to adapt to sudden changes in regulatory requirements, our regulatory compliance may lapse and we may lose marketing approval for Korlym or face enforcement action.
We may be subject to civil or criminal penalties if we market Korlym in a manner that violates FDA regulations or health care fraud and abuse laws.
In the United States, we are subject to FDA regulations governing the promotion and sale of medications. Although physicians are permitted to prescribe drugs for any indication they choose, manufacturers may only promote products for their FDA-approved use.  All other uses are referred to as “off-label.” In the United States, we market Korlym to treat hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and for whom surgery has failed or is not an option. We provide promotional materials and training programs to physicians covering the use of Korlym for this indication. Although we believe our marketing materials and training programs do not constitute “off-label” promotion of Korlym, the FDA may disagree. If the FDA determines that our promotional materials, training or other activities by our employees or agents constitute “off-label” promotion of Korlym, it could ask us to change our training or promotional materials or other activities. The FDA could also subject us to regulatory enforcement actions, including issuance of a public “warning letter,” injunction, seizure, civil fine or criminal penalties. Other federal or state enforcement authorities might act if they believe that the alleged improper promotion led to the submission and payment of claims for an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Even if it is determined that we are not in violation of these laws, we may be faced with negative publicity, incur significant expenses and be forced to devote management time to defending our position.
We are subject to federal and state healthcare fraud and abuse regulations, including:

•
the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal health care programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

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

We are subject to government regulation and other legal obligations relating to privacy and data protection. Compliance with these requirements is complex and costly. Failure to comply could materially harm our business.
We are subject to subject to statutes concerning data privacy and security, including HIPAA and EU Regulation 2016/679, known as the General Data Protection Regulation (“GDPR”). These and other regulations governing personal and confidential data are evolving rapidly as new rules are enacted and existing ones updated and made more stringent.
The GDPR took effect in Europe on May 25, 2018. It establishes new requirements for the use and safeguarding of personal data in the EU and applies to companies established in the EU as well as companies that collect and use personal data to offer goods or services to, or monitor the behavior of, individuals in the EU (including in clinical trials). Penalties for failure to comply include fines of up to €20 million or four percent of worldwide annual revenue, whichever is greater. Data protection authorities in some of the EU member states have not completed their interpretative guidance and implementing laws and regulations regarding GDPR, which makes compliance difficult. In addition, data protection authorities of the different EU countries may interpret the regulation differently. Once promulgated, national and EU guidance will likely be updated from time to time, which will add complexity and cost to our collection and handling of data.
Complying with HIPAA, the GDPR and other data privacy and security requirements is complex and costly. Failure to comply by us or our vendors could subject us to litigation, government enforcement actions, substantial penalties and fines, which could harm our business.
We are also dependent on the continued functioning of the SEC, FDA and other federal instrumentalities that regulate us and our industry. The partial or complete closure of these entities, or their inability to hire and retain talented professionals due to uncertainties about their ability to reliably pay their employees, could materially harm our business.
We are dependent on the continued functioning of the FDA and other federal instrumentalities. Inadequate funding of these instrumentalities, their partial or complete closure, or their inability to hire and retain talented professionals due to uncertainties about their ability to pay their employees could materially harm our business.
The FDA’s ability to carry out its mandated functions is affected by a variety of factors, including adequate government funding, the ability to hire and retain key personnel, and statutory, regulatory and policy changes. Disruptions at the FDA and other agencies may slow the time to review new drug applications and respond to other inquiries. Disruptions at the Securities and Exchange Commission (“SEC”) may temporarily stop its ability to review and approve proposed financing transactions. Several times in the last few years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down and many regulatory agencies, including the FDA and SEC, have had to furlough employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impair the FDA, SEC and other authorities' ability to process our submissions, which could materially harm our business.
In addition, many of our patients pay for Korlym with insurance or other support provided by payers who are funded in whole or in part by the U.S. federal government, such as Medicare, Medicaid, Tricare and the Veterans Administration. If a partial or total shutdown of the federal government prevents these payers from funding their obligations, our revenues could decline.
Recent U.S. tax legislation, the impact of which is still not entirely clear, may adversely affect our results of operations, financial condition and cash flows.
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

A disaster could damage our own or our manufacturers’ facilities and equipment, which could require us to cease or curtail operations.
Our business is vulnerable to damage from various types of natural disasters or other disruptive events, including earthquakes, fires, floods, power losses and communications failures. Our headquarters are in the San Francisco Bay Area, which is earthquake-prone. Our specialty pharmacy and tablet manufacturer are in areas subject to hurricanes and tornadoes. Political considerations relating to mifepristone put us and our manufacturers at increased risk of protests and disruptive events. If a disaster were to occur, we might not be able to operate our business. Our insurance may not cover or be adequate to cover losses resulting from disasters or other business interruptions.
Risks Related to our Research and Development Activities
Clinical drug development is lengthy, expensive and often unsuccessful. Results of early studies and trials are often not predictive of later trial results.
Clinical development is expensive and lengthy. Data from clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The results from early clinical trials are often not predictive of results in later clinical trials. Product candidates may fail to show the desired safety and efficacy traits despite having produced positive results in preclinical studies and initial clinical trials. Many companies have suffered significant setbacks in late-stage clinical trials due to lack of efficacy or unanticipated or unexpectedly severe adverse events.
Our current clinical trials may be too small or otherwise prove inadequate to support regulatory submissions seeking marketing approvals. Even if these trials generate positive results, those results may have to be confirmed in substantially larger, more expensive and lengthier trials before we could realistically seek regulatory approvals.
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
We may not be able to select and qualify appropriate clinical sites. If the clinical sites we select do not enroll enough patients in a timely way, we may not complete our trials as planned, which could delay the approval of our product candidates. We could also encounter delays if a clinical trial is suspended or terminated by us, the trial’s data safety monitoring board or the IRBs governing the sites where the trial is being conducted. The FDA or other regulatory authorities may suspend or terminate a trial for many reasons, including failure to comply with regulatory requirements or clinical protocols, negative findings in an inspection of our clinical trial operations or trial sites by the FDA or other authorities, unforeseen safety issues, failure to demonstrate a benefit or changes in government regulations.
During the development of a product candidate, we may decide, or the FDA or other regulatory authorities may require us, to conduct more pre-clinical or clinical studies or to change the size or design of a trial already underway, which could delay or prevent the completion of development and increase its cost. Even if we conduct all of the clinical trials and supportive studies that we consider appropriate and the results are positive, we may not receive regulatory approval.
Vendors conduct and manage some of our clinical trials and perform data collection and analysis. Failure of these vendors to perform their duties or meet expected timelines may prevent or delay approval of our product candidates.
Third-party clinical investigators and clinical sites enroll patients and CROs manage many of our trials and perform data collection and analysis. Although we control only certain aspects of these third-parties’ activities, we are responsible for ensuring that every study adheres to its protocol and meets regulatory and scientific standards. If any of our vendors does not perform its duties or meet expected deadlines or fails to adhere to applicable cGCPs, or if the quality or accuracy of the data it produces is compromised, affected clinical trials may be extended, delayed or terminated and we may be unable to obtain approval for our product candidates.  Similarly, failure of our manufacturers to perform their duties or comply with cGMP may require us to repeat clinical trials, which would delay regulatory approval.
If our agreements with any of these third parties terminate, we may not be able to enter into alternative arrangements in a timely manner or on reasonable terms.
We may be unable to obtain or maintain regulatory approvals for our product or product candidates. Failure can occur at any stage of drug development.
We cannot promote a product candidate unless the FDA or comparable foreign regulatory authorities approves it, which may not happen. Obtaining regulatory approval of a drug is uncertain, lengthy and expensive. Failure can occur at any stage. In order to receive FDA approval, we must demonstrate to the FDA's satisfaction that the new drug is safe and effective for its intended use and that our manufacturing processes comply with cGMPs. Our inability or the inability of our suppliers to comply with applicable FDA and other regulatory requirements can result in delays in or denials of new product approvals, warning letters, fines, consent decrees restricting or suspending manufacturing operations, injunctions, civil penalties, recall or seizure of products, total or partial suspension of product sales and criminal prosecution. Any of these or other regulatory actions could materially harm our business and financial condition.
Future governmental action or changes in FDA policy or personnel may also result in delays or rejection of an NDA or supplemental NDA. We expect that the label for mifepristone for any indication will include, as Korlym’s does, limitations on its use, including a “black-box” warning that it should not be used by pregnant women or women seeking to become pregnant.
If we receive regulatory approval for a product candidate, we will be subject to ongoing FDA requirements and oversight, such as continued safety and other reporting requirements and post-marketing restrictions. If we are not able to maintain regulatory compliance, we may not be permitted to develop our product candidates or market our products and may be subject to product recalls or seizures. Any regulatory approvals for our product candidates will specify the uses for which they may be marketed and may also require costly post-marketing studies.
Obtaining regulatory approval of product candidates in foreign jurisdictions would be costly and difficult. Failure to obtain such approvals would prevent us from commercializing our product candidates outside the United States.
We may seek to commercialize our products in international markets, which would require us to receive a marketing authorization and, in many cases, pricing approval, from the appropriate regulatory authorities. These approval processes include all of the risks associated with the FDA’s approval process and, in some cases, more. Approval procedures vary between countries and can require additional pre-clinical or clinical studies. Obtaining approval may take longer than it does in the United States. Although approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by others, failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others.
We face competition from companies with financial, technical and marketing resources substantially greater than our own.
The pharmaceutical industry is very competitive and subject to rapid technological change. Our present and potential competitors include large, diversified pharmaceutical companies, specialized pharmaceutical firms, universities and public and private research institutions.  These competitors may develop and commercialize medications that are superior to and less expensive than ours. We expect competition to intensify.
Many of our competitors and potential competitors have greater experience, more financial and marketing resources and larger research and development staffs than we do. In addition, many of them, either alone or together with their partners, have significantly greater experience than we do in drug development, obtaining regulatory approvals, manufacturing and commercialization. They may develop drugs that are superior to our product candidates, which could render our product candidates obsolete or uncompetitive.
Our efforts to discover, develop and commercialize product candidates beyond Korlym for the treatment of patients with Cushing’s syndrome may not succeed.
To develop additional sources of revenue, we must develop new product candidates or new therapeutic uses for Korlym. Our selective cortisol modulators, including relacorilant, may not be effective to treat any disorder. We may discover that cortisol modulators have unacceptable side effects or are otherwise not safe. We are developing multiple compounds, which will increase our spending, with no assurance of developing drugs that are safe, effective or commercially viable.

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
If we lose key personnel or are unable to attract more skilled personnel, we may be unable to pursue our product development and commercialization goals.
Our ability to operate successfully and manage growth depends upon hiring and retaining skilled, experienced managerial, scientific, sales, marketing, and financial personnel. The job market for qualified personnel is intensely competitive.  We depend on the principal members of our management and scientific staff. Any officer or employee can terminate his or her relationship with us at any time and work for a competitor. We do not have employment insurance covering any of our personnel.  The loss of key individuals could delay our research, development and commercialization efforts.
Risks Related to our Capital Needs and Financial Results
We may need additional capital to fund our operations or for strategic reasons. Such capital may not be available on acceptable terms or at all.
We are dependent on revenue from the sale of Korlym and our cash reserves to fund our commercial operations and development programs. If Korlym revenue declines, we may need to raise funds to support our plans. We may also choose to raise funds for strategic reasons. We cannot be certain funding will be available on acceptable terms or at all.  In any event, equity financing would cause dilution and debt financing, if available, may involve restrictive covenants. If we obtain funds through collaborations with other companies, we may have to relinquish rights to Korlym or our product candidates. If adequate funds are not available, we may have to delay, reduce the scope of, or eliminate one or more of our development programs or even discontinue operations.
If we acquire products or product candidates, we will incur significant costs and may not realize the benefits we anticipate.
We may choose to acquire a product or product candidate that complements our plans.  Acquiring such an asset may result in unforeseen difficulties and expenditures and may absorb significant management attention. We may not realize the anticipated benefits of any acquisition, which could dilute our stockholders’ ownership interest or cause us to incur significant expenses and debt.
Risks Relating to Our Intellectual Property
To succeed, we must secure and maintain adequate patent protection for the composition and methods of use of our proprietary, selective cortisol modulators and for the use of Korlym to treat Cushing’s syndrome and other disorders.
Patents in the pharmaceutical industry are uncertain, involve complex legal and factual questions and are the subject of costly litigation. If we do not protect our intellectual property, competitors may erode our competitive advantage. The patents issued or licensed to us may be challenged at any time. Similarly, competitors and others may take actions we believe infringe our intellectual property, causing us to take legal action to defend our rights. Litigating with respect to patents and other forms of intellectual property is costly and time-consuming and the outcomes are uncertain.
We are currently litigating patents covering the use of Korlym in two proceedings. In March 2018, in response to Teva’s ANDA submission, we filed suit in the U.S. District Court for the District of New Jersey against Teva for infringement of patents covering the use of Korlym. Prosecuting this lawsuit is costly and requires a great deal of management’s time. Its outcome is uncertain. Please see "Part II, Item 1, Legal Proceedings." In August 2018, Neptune submitted a petition for IPR before the PTAB of U.S. Patent No. 8,921,348 (the “’348 patent”). The PTAB granted institution to the IPR and an oral argument is set for November 14, 2019. If we do not prevail in the IPR proceedings, the PTAB could invalidate the ’348 patent or one or more of its claims.

PTAB final judgments are appealable to the Court of Appeals of the Federal Circuit. The outcome of such an appeal would be uncertain.
Our patent applications may not result in issued patents. Any patent issued to us may be challenged, invalidated, held unenforceable or circumvented. Our patent claims may not prevent third parties from producing competing products. The foreign countries in which we may someday operate may not protect our intellectual property to the extent the laws of the United States do. If we fail to obtain adequate patent protection in other countries, others may produce competing products in those countries based on our technology.
Third parties may allege that our patents infringe their rights. Defending against such allegations may result in costly litigation and may require us to obtain a license or bar us from commercializing our product candidates or Korlym for a new indication.
Our commercialization of Korlym and the development and potential commercialization of our selective cortisol modulators may give rise to claims that our patents or the patents we have licensed infringe the rights of others, which may require us to engage in costly, time-consuming and possibly unsuccessful litigation. If it is determined that Korlym or one or more of our product candidates infringe others’ patent rights, we may have to obtain licenses to those rights. If we fail to obtain such licenses, we may have to delay or suspend commercial activity while we attempt to design around the infringed patent. If our efforts fail, we may be unable to commercialize the infringing product or product candidate. We do not have liability insurance for patent infringement.
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
We cannot assure you that an active trading market for our common stock will exist at any particular time. As a result, holders of our common stock may not be able to sell shares quickly or at the current market price. During the 52-week period ended May 1, 2019, our average daily trading volume was approximately 1,335,574 shares and the intra-day sales prices per share of our common stock on The Nasdaq Capital Market ranged from $9.14 to $20.00. As of May 1, 2019, our officers, directors and principal stockholders beneficially owned approximately 16 percent of our common stock.
Our stock price can experience extreme price and volume fluctuations that are unrelated or disproportionate to our operating performance or prospects. Securities class action lawsuits are often instituted against companies following periods of stock market volatility. Such litigation is costly and diverts management’s attention from productive efforts.

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

•
Short selling of our common stock, the publication of speculative opinions about our business or other market manipulation activities by third parties that are intended to lower our stock price or increase its volatility;

•	changes in estimates or recommendations by securities analysts or the failure of our performance to meet the published expectations of those analysts or any public guidance we have provided;

•	actual or anticipated regulatory approvals of our product candidates or of competing products;

•	purchases or sales of our common stock by our officers, directors or stockholders;

•	purchases of our common stock pursuant to our Stock Repurchase Program or changes to that program;

•	changes in laws or regulations applicable to our product candidates or our competitors’ products;

•	announcements of technological innovations by us, our collaborators or our competitors;

•	trading volume of our common stock;

•	conditions or trends in the biotechnology and pharmaceutical industries, including the market valuations of companies similar to Corcept;

•	general market and economic conditions;

•	additions or departures of key personnel;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•	our cash and short-term investment position; and

•	additional financing activities.
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
The market for our common stock may be affected by the reports financial analysts publish about us. If any of the analysts covering us downgrades or discontinues coverage of our stock, the price of our common stock could decline rapidly and significantly. Paucity of research coverage may also adversely affect our stock price.
Acquisition of Corcept shares through our stock repurchase program will reduce our cash reserves and could fail to improve results of operations.

In August 2018, our Board of Directors authorized the repurchase of up to $100 million of our common stock pursuant to the Stock Repurchase Program. Unless it is terminated or suspended prior to its expiration, the Stock Repurchase Program will remain in effect until June 30, 2019. The Stock Repurchase Program does not require us to acquire any specific number of shares and it may be modified, suspended or discontinued at any time without notice. Any change to the Stock Repurchase Program could cause our stock price to decline. If we repurchase shares of our common stock, it is because we believe our shares are trading at an attractive price relative to other uses of our capital. It is possible that other uses of our capital would have been more advantageous or that our future capital requirements increase unexpectedly. Our repurchases of common stock could fail to improve our results of operations or hamper our ability to execute our plans, meet financial obligations, access financing or raise additional capital.
Sale of a substantial number of shares of our common stock may cause its price to decline.
Sales of a substantial number of shares of our stock in the public market could reduce its price. As additional shares of our stock become available for public resale, whether by the exercise of stock options by employees or directors or because of an equity financing by us, the supply of our stock will increase, which could cause its price to fall. Substantially all of the shares of our stock are eligible for sale, subject to applicable volume and other resale restrictions.
Our officers, directors and principal stockholders, acting as a group, could significantly influence corporate actions.
As of May 1, 2019, our officers and directors beneficially owned approximately 16 percent of our common stock. Acting together, these stockholders could significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling stockholders.
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
The federal securities laws and regulations, including the corporate governance and other requirements of the Sarbanes-Oxley Act of 2002, impose complex and continually changing regulatory requirements on our operations and reporting. These developing requirements will continue to increase our compliance costs. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate the effectiveness of, and provide a management report with respect to, our internal controls over financial reporting. It also requires that the independent registered public accounting firm auditing our consolidated financial statements must attest to and report on the effectiveness of our internal controls over financial reporting.  If we are unable to complete the required assessment and report or if our independent registered public accounting firm is unable to issue an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors could lose confidence in our financial reporting and our stock price would likely decline.
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
Issuer Purchases of Equity Securities
The following table contains information relating to the repurchases of our common stock made by us during the three months ended March 31, 2019 (in thousands, except per share data):

Fiscal Period	Total Number of Shares Purchased As Part of a Publicly Announced Program(1)	Average Price Paid Per Share	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program(2)
January 1, 2019 to January 31, 2019	—	$—	$—
February 1, 2019 to February 28, 2019	438	10.49	71,752
March 1, 2019 to March 31, 2019	730	12.27	62,789
Total	1,168	$11.61	$62,789
_____________________________________
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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2012).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on February 13, 2017).
10.1†	Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Andreas Grauer, M.D., dated March 18, 2019
10.2†	Employment offer letter to Andreas Grauer, M.D. dated March 18, 2019.
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a)/15d-14(a) Certifications of G. Charles Robb, Chief Financial Officer of the registrant.
32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.
32.2	18 U.S.C. Section 1350 Certifications of G. Charles Robb, Chief Financial Officer of the registrant.
101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2019 and 2018, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2019 and 2018, (iv) Unaudited Condensed Consolidated Statement of Stockholder's Equity and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date: May 9, 2019	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D. Chief Executive Officer

Date: May 9, 2019	/s/ G. Charles Robb
G. Charles Robb
Chief Financial Officer