Form 10-Q
period 2019-09-30
CORCEPT THERAPEUTICS INC
filed 2019-11-07
CIK 1088856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
(650) 327-3270
(Registrant’s telephone number, including area code)+
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On November 1, 2019, there were 114,280,708 shares of common stock outstanding at a par value of $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$44,948	$41,625
Short-term marketable securities	186,697	165,135
Trade receivables, net of allowances	22,405	17,588
Inventory	5,462	4,732
Prepaid expenses and other current assets	7,798	7,740
Total current assets	267,310	236,820
Strategic inventory	11,539	11,510
Operating lease right-of-use asset	742	—
Property and equipment, net of accumulated depreciation	1,227	655
Long-term marketable securities	35,250	—
Other assets	150	50
Deferred tax assets, net	50,804	62,659
Total assets	$367,022	$311,694
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,937	$8,266
Accrued clinical expenses	4,121	3,521
Accrued and other liabilities	21,568	23,786
Operating lease liability	770	—
Total current liabilities	32,396	35,573
Long-term accrued income taxes	250	239
Total liabilities	32,646	35,812
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock	—	—
Common stock	119	117
Additional paid-in capital	446,611	417,228
Treasury stock	(59,732)	(23,657)
Accumulated other comprehensive gain (loss)	314	(70)
Accumulated deficit	(52,936)	(117,736)
Total stockholders’ equity	334,376	275,882
Total liabilities and stockholders’ equity	$367,022	$311,694
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product revenue, net	$81,505	$64,445	$218,591	$184,416
Operating expenses:
Cost of sales	1,451	1,308	4,068	3,636
Research and development	22,805	18,860	64,705	56,453
Selling, general and administrative	24,245	21,308	73,228	59,729
Total operating expenses	48,501	41,476	142,001	119,818
Income from operations	33,004	22,969	76,590	64,598
Interest and other income	1,348	759	3,626	1,615
Income before income taxes	34,352	23,728	80,216	66,213
Income tax expense	(8,012)	(5,981)	(15,416)	(12,811)
Net income	$26,340	$17,747	$64,800	$53,402
Other comprehensive income (loss):
Net unrealized income (loss) on available-for-sale investments, net of tax impact of $1, $(16), $(123) and $25, respectively	(2)	50	389	(77)
Foreign currency translation loss, net of tax	(5)	—	(5)	—
Total comprehensive income	$26,333	$17,797	$65,184	$53,325

Basic net income per share	$0.23	$0.15	$0.57	$0.46

Diluted net income per share	$0.22	$0.14	$0.53	$0.42

Weighted-average shares outstanding used in computing net income per share
Basic	113,875	115,798	114,349	115,394
Diluted	121,762	126,159	122,478	127,167
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$64,800	$53,402
Adjustments to reconcile net income to net cash generated from operations:
Stock-based compensation	21,703	17,481
Deferred income taxes	11,731	10,602
Accretion of interest income	(1,413)	(1,020)
Depreciation and amortization of property and equipment	474	163
Amortization of right-of-use asset	1,136	—
Changes in operating assets and liabilities:
Trade receivables	(4,817)	(4,060)
Other receivable	—	12,896
Inventory	(654)	(4,346)
Prepaid expenses and other current assets	(58)	(1,606)
Other assets	(100)	(3)
Accounts payable	(2,424)	5,343
Accrued clinical expenses	600	3,145
Accrued and other liabilities	(2,207)	2,149
Operating lease liability	(1,108)	—
Net cash provided by operating activities	87,663	94,146
Cash flows from investing activities:
Purchases of property and equipment	(953)	(185)
Proceeds from maturities of marketable securities	168,445	88,500
Purchases of marketable securities	(223,331)	(177,325)
Net cash used in investing activities	(55,839)	(89,010)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options, net of issuance costs	6,643	6,600
Repurchase of common stock	(30,975)	(8,904)
Cash paid to satisfy statutory withholding requirement for net settlement of cashless option exercise	(4,169)	—
Net cash used in financing activities	(28,501)	(2,304)
Net increase in cash and cash equivalents	3,323	2,832
Cash and cash equivalents, at beginning of period	41,625	31,062
Cash and cash equivalents, at end of period	$44,948	$33,894

Supplemental disclosure:
Exercise price of shares tendered in net settlement of cashless option exercise	$931	$—
Recognition of right-of-use asset and lease liability	$1,878	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2017	114,717	$115	$384,074	$—	$(75)	$(193,146)	$190,968
Issuance of common stock upon exercise of options	479	—	1,922	—	—	—	1,922
Stock-based compensation related to employee and director options	—	—	4,954	—	—	—	4,954
Other comprehensive loss, net of tax	—	—	—	—	(77)	—	(77)
Net income	—	—	—	—	—	17,459	17,459
Balance at March 31, 2018	115,196	115	390,950	—	(152)	(175,687)	215,226
Issuance of common stock upon exercise of options	821	1	4,043	—	—	—	4,044
Stock-based compensation related to employee and director options	—	—	6,017	—	—	—	6,017
Other comprehensive income, net of tax	—	—	—	—	24	—	24
Net income	—	—	—	—	—	18,196	18,196
Balance at June 30, 2018	116,017	116	401,010	—	(128)	(157,491)	243,507
Issuance of common stock upon exercise of options	108	—	634	—	—	—	634
Stock-based compensation related to employee and director options	—	—	6,510	—	—	—	6,510
Other comprehensive income, net of tax	—	—	—	—	51	—	51
Purchases of treasury stock	(674)	—	—	(8,904)			(8,904)
Net income	—	—	—	—	—	17,747	17,747
Balance at September 30, 2018	115,451	$116	$408,154	$(8,904)	$(77)	$(139,744)	$259,545

Balance at December 31, 2018	115,031	$117	$417,228	$(23,657)	$(70)	$(117,736)	$275,882
Issuance of common stock upon exercise of options	1,497	1	3,365	—	—	—	3,366
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercise	(428)	—	—	(5,100)	—	—	(5,100)
Stock-based compensation related to employee and director options	—	—	6,724	—	—	—	6,724
Other comprehensive income, net of tax	—	—	—	—	164	—	164
Purchases of treasury stock	(1,168)	—	—	(13,555)	—	—	(13,555)
Net income	—	—	—	—	—	18,274	18,274
Balance at March 31, 2019	114,932	118	427,317	(42,312)	94	(99,462)	285,755
Issuance of common stock upon exercise of options	317	—	1,514	—	—	—	1,514
Stock-based compensation related to employee and director options	—	—	7,791	—	—	—	7,791
Other comprehensive income, net of tax	—	—	—	—	227	—	227
Purchases of treasury stock	(1,612)	—	—	(17,420)	—	—	(17,420)
Net income	—	—	—	—	—	20,186	20,186
Balance at June 30, 2019	113,637	118	436,622	(59,732)	321	(79,276)	298,053
Issuance of common stock upon exercise of options	473	1	2,696	—	—	—	2,697
Stock-based compensation related to employee and director options	—	—	7,293	—	—	—	7,293
Other comprehensive loss, net of tax	—	—	—	—	(7)	—	(7)
Net income	—	—	—	—	—	26,340	26,340
Balance at September 30, 2019	114,110	$119	$446,611	$(59,732)	$314	$(52,936)	$334,376

The accompanying notes are an integral part of these consolidated financial statements

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
Description of Business and Basis of Presentation
Corcept Therapeutics Incorporated is a commercial-stage pharmaceutical company engaged in the discovery and development of medications that treat severe metabolic, oncologic and psychiatric disorders by modulating the effect of the hormone cortisol. In 2012, the U.S. Food and Drug Administration (“FDA”) approved Korlym® (“mifepristone”) 300 mg tablets, as a once-daily oral medication for the treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. We have discovered and patented four structurally distinct series of selective cortisol modulators, consisting of more than 500 compounds. We are developing compounds from these series as potential treatments for a broad range of serious disorders.
We were incorporated in the State of Delaware in May 1998. Our headquarters are located in Menlo Park, California.
Basis of Presentation
We have prepared the following in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X: (i) condensed consolidated balance sheet as of September 30, 2019, (ii) statements of comprehensive income and stockholders' equity for the three and nine months ended September 30, 2019 and 2018 and (iii) statements of cash flows for the nine months ended September 30, 2019 and 2018. These do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (which in the applicable periods consist only of normal, recurring adjustments) have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results for the remainder of 2019 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K. The December 31, 2018 balance sheet was derived from audited financial statements at that date.
There have been no material changes in the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018 except for the adoption of the accounting pronouncements set forth below.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which requires lease transactions with terms longer than 12 months to be recognized on the balance sheet as a liability (“lease liabilities”), offset by an asset of equal amount (“right-of-use assets”). ASU No. 2016-02 supersedes the lease accounting requirements of ASC Topic 840, “Leases” and creates Topic 842, “Leases.” We adopted this standard on January 1, 2019, using the modified retrospective approach, which does not cause adjustments to prior comparative periods. We have reviewed all or our contracts that may contain leases and have determined that the only impact is to the accounting for our leased office space. We have applied the practical expedients in Topic 842 that allow us not to reassess lease classification for expired or existing lease contracts. On the date of adoption, we increased our “operating right-of-use assets" and “operating lease liability” by approximately $1.9 million, an amount equal to the present value of our expected payments over the remaining term of the lease. There was no change to our retained earnings. See Note 4 for more information regarding our leased office space.
In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This standard allows companies to reclassify to retained earnings tax effects related to items that have been stranded in “accumulated other comprehensive income” as a result of the Tax Cuts and Jobs Act (the “Act”). A company that elects to reclassify these amounts must reclassify stranded tax effects related to the Act’s change in US federal tax rate for all items accounted for in “other comprehensive income.” These entities can also elect to reclassify other stranded effects that relate to the Act but do not directly relate to the change in the federal rate. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. We adopted this standard on January 1, 2019. It had no impact on our consolidated financial statements.
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

Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which changes the methodology for measuring credit losses on financial instruments and when such losses are recorded. This standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018. We plan to adopt this standard on January 1, 2020. Although we have not concluded our analysis, we believe the new standard’s impact will be to our accounting for credit losses from short-term receivables and marketable securities. We are currently reviewing our related disclosures, policies and controls, which we will change as required when we adopt the standard. Based on the current composition and our investment portfolio, current market conditions and historical credit loss activity, we do not expect adoption of this standard to have a material impact on our consolidated financial statements.
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
2. Composition of Certain Balance Sheet Items
Inventory

	September 30, 2019	December 31, 2018
	(in thousands)
Raw materials	$—	$4,195
Work in progress	13,033	5,624
Finished goods	3,968	6,423
Total inventory	17,001	16,242
Less strategic inventory classified as non-current	(11,539)	(11,510)
Total inventory classified as current	$5,462	$4,732

Because we rely on single manufacturers of both the active pharmaceutical ingredient (“API”) for Korlym and Korlym tablets, we have purchased and hold significant quantities of these materials. We classify inventory we do not expect to sell within 12 months of the balance sheet date as “Strategic Inventory,” a long-term asset.

Accrued and other liabilities

	September 30, 2019	December 31, 2018
	(in thousands)
Government rebates	$8,024	$11,132
Accrued compensation	8,262	7,879
Accrued selling and marketing costs	2,033	261
Legal fees	1,007	314
Professional fees	472	240
Accrued manufacturing costs	244	2,032
Income taxes payable	974	1,542
Other	552	386
Total accrued and other liabilities	$21,568	$23,786

3. Available-for-Sale Securities and Fair Value Measurements
The available-for-sale securities in our Condensed Consolidated Balance Sheets are as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Cash equivalents	$30,144	$27,075
Short-term marketable securities	186,697	165,135
Long-term marketable securities	35,250	—
Total marketable securities	$252,091	$192,210

The following table presents our available-for-sale securities grouped by asset type:

	Fair Value Hierarchy Level	September 30, 2019				December 31, 2018
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Corporate bonds	Level 2	$95,742	$190	$(6)	$95,926	$54,513	$2	$(46)	$54,469
Commercial paper	Level 2	25,230	—	—	25,230	67,906	—	—	67,906
Asset-backed securities	Level 2	44,308	93	—	44,401	10,970	—	(5)	10,965
Repurchase agreements	Level 2	22,000	—	—	22,000	15,000	—	—	15,000
U.S. treasury securities	Level 1	56,347	49	(6)	56,390	39,308	—	(21)	39,287
Money market funds	Level 1	8,144	—	—	8,144	4,583	—	—	4,583
Total Marketable securities		$251,771	$332	$(12)	$252,091	$192,280	$2	$(72)	$192,210

We estimate the fair value of marketable securities classified as Level 1 using quoted market prices for these or similar investments obtained from a commercial pricing service. We estimate the fair value of marketable securities classified as Level 2 using inputs that may include benchmark yields, reported trades, broker/dealer quotes and issuer spreads.
We do not intend to sell the investments that are currently in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.

As of September 30, 2019, all our marketable securities had original maturities of less than two years. The weighted-average maturity of our holdings was seven months. As of September 30, 2019, our long-term marketable securities had remaining maturities ranging from 13 to 16 months. None of our marketable securities changed from one fair value hierarchy to another during the three and nine months ended September 30, 2019.
4. Leases
We lease our office facilities in Menlo Park, California. Our lease expires on March 31, 2020. On January 1, 2019, we recognized a right-of-use asset and a corresponding lease liability of $1.9 million, which equals the present value of the remaining payments due under our lease. As our operating lease does not provide an implicit interest rate, we calculated the present value of remaining lease payments using a discount rate equal to the interest rate we would pay on a loan with monthly payments and a term equal to the monthly payments and remaining term of our lease. We recognize operating lease payments as expenses using the straight-line method over the term of the lease.
Operating lease expense for the three and nine months ended September 30, 2019 was approximately $0.4 million and $1.1 million, respectively.
On October 23, 2019, we amended the lease to add more space and extend its term. Effective October 1, 2019, the lease term was extended from March 31, 2020 through March 31, 2022 for the original office space and on April 1, 2020 the lease term will begin for the additional space through March 31, 2022. Incremental minimum lease payments under this amendment due in each of the next three years are $1.6 million in 2020, $2.1 million in 2021 and $0.5 million in 2022.
For any future operating lease transactions, we will recognize operating lease right-of-use assets and liabilities equal to the present value of the expected lease payments at the lease commencement date.
Our right-of-use assets and related lease liabilities were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(in thousands)
Cash paid for operating lease liability	$391	$1,160
Right-of-use assets obtained in exchange for new operating lease liability	$—	$1,878
Weighted-average remaining lease term	6 months	6 months
Weighted-average discount rate	5.0%	5.0%

As of September 30, 2019, future minimum lease payments under non-cancelable operating leases due in each of the next two years were as follows (in thousands):

2019 (remainder)	$391
2020	391
782
Less imputed interest	(12)
Total lease liability	$770

These payments exclude impact of any leases and modifications executed after September 30, 2019.
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
During the three and nine months ended September 30, 2019, we issued 0.5 million and 2.3 million shares, respectively, of our common stock upon the exercise of stock options, compared to 0.1 million and 1.4 million shares during the same periods of 2018, respectively.
The following table summarizes our stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Stock-based compensation capitalized in inventory	$22	$—	$105	$—
Cost of sales	22	—	105	—
Research and development	2,350	1,961	6,834	5,388
Selling, general and administrative	4,899	4,549	14,764	12,093
Total stock-based compensation	$7,293	$6,510	$21,808	$17,481

Stock Repurchase Program
On August 9, 2018, we announced a program to repurchase up to $100 million of our common stock (the “Stock Repurchase Program”). The terms of this program did not require us to acquire any shares and allowed for repurchases by a variety of methods, including in the open market, in block trades, through privately negotiated transactions, accelerated share repurchase transactions or any combination of such methods. The Stock Repurchase Program expired on June 30, 2019.
During the nine months ended September 30, 2019, we repurchased 2.8 million shares of common stock under the Stock Repurchase Program in open market transactions at a cost of $31.0 million (average price of $11.14 per share). In total, we repurchased 4.6 million shares under the Stock Repurchase Program at a cost of $54.6 million (an average price of $11.91 per share). We recorded shares repurchased as treasury stock at cost on our consolidated balance sheet.
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

The following table shows the computation of net income per share for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Numerator:
Net income	$26,340	$17,747	$64,800	$53,402
Denominator:
Weighted-average shares used to compute basic net income per share	113,875	115,798	114,349	115,394
Dilutive effect of employee stock options	7,887	10,361	8,129	11,773
Weighted-average shares used to compute diluted net income per share	121,762	126,159	122,478	127,167
Net income per share
Basic	$0.23	$0.15	$0.57	$0.46
Diluted	$0.22	$0.14	$0.53	$0.42

As of September 30, 2019 and 2018, we had 24.1 million and 23.3 million stock options outstanding, respectively.
Because including them would have reduced dilution, we excluded from the computation of diluted net income per share, on a weighted-average basis, 10.4 million and 10.1 million stock options outstanding during the three and nine months ended September 30, 2019, respectively, and 5.9 million and 4.7 million stock options outstanding during the three and nine months ended September 30, 2018, respectively.
8. Income taxes
We recorded income tax expense of $8.0 million and $15.4 million for the three and nine months ended September 30, 2019, respectively, net of discrete benefits related to stock option exercises and dispositions of $0.5 million and $3.6 million, respectively. Income tax expense in these periods consisted primarily of reductions in our deferred tax assets of $5.9 million and $11.7 million, respectively, caused by utilization of our federal and state net operating losses, and income tax expense of $2.1 million and $3.7 million, respectively, in states where we do not have net operating loss carryforwards.
In the three and nine months ended September 30, 2018, our income tax expense was $6.0 million and $12.8 million, respectively, consisting primarily of reductions of $5.0 million and $10.6 million, respectively, in our deferred tax assets caused by utilization of our federal and state net operating losses, and income tax expense of $1.0 million and $2.2 million, respectively, in states where we do not have net operating loss carryforwards.
Our effective tax rate differed from the federal statutory rate in these periods due to state income taxes and non-deductible stock-based compensation, which increased our tax expense, offset by research and development tax credits and the excess tax deduction arising from the exercise of employee stock options, which reduced our taxable income.
Each quarter, we assess the likelihood that we will generate sufficient taxable income to use our federal and state deferred tax assets. If we believe that recovery of these deferred tax assets is not more likely than not, we will establish a valuation allowance. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including recent operating results, projections of future taxable income, our ability to utilize net operating losses and tax credit carryforwards, and the feasibility of tax planning strategies. Other than valuation allowances against our California net deferred tax assets, we have determined that it is more likely than not we will realize the benefit related to all other deferred tax assets. To the extent we increase a valuation allowance, we will include an expense in the Condensed Consolidated Statement of Comprehensive Income in the period in which such determination is made.

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
We have discovered more than 500 proprietary, selective cortisol modulators in four structurally distinct series. These novel molecules share Korlym’s affinity for the glucocorticoid receptor (“GR”) but, unlike Korlym, do not bind to the progesterone receptor (“PR”) and therefore do not cause effects arising from antagonism of progesterone activity, such as termination of pregnancy, endometrial thickening and vaginal bleeding. The composition of these compounds and their methods of use in a wide range of indications are covered by U.S. and foreign patents. Our lead compounds have entered the clinic as potential treatments for a wide range of serious disorders - Cushing’s syndrome; solid tumors, including advanced, high-grade serous ovarian cancer, metastatic pancreatic cancer and castration-resistant prostate cancer; weight gain caused by antipsychotic medications; and non-alcoholic steatohepatitis (“NASH”).
Cushing’s Syndrome
Korlym. We sell Korlym in the United States, using experienced sales representatives to call on physicians caring for patients with endogenous Cushing’s syndrome (hypercortisolism). Because many people who suffer from Cushing’s syndrome are undiagnosed or inadequately treated, we have developed and continue to refine and expand programs to educate physicians and patients about screening for hypercortisolism and the role Korlym can play in treating the disorder. We also have a field-based force of medical science liaisons.
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
Prior to its approval, the FDA designated Korlym an orphan drug for the treatment of endogenous Cushing’s syndrome, which conferred seven years of exclusive marketing rights in the United States. This exclusivity expired in February 2019, which means a competitor who receives FDA approval for a generic equivalent of Korlym may market its drug to patients with Cushing’s syndrome, provided doing so would not infringe any of our patents. We have ten patents listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, that we believe would be infringed by a generic competitor for Korlym. These patents have terms ranging from 2028 to 2037. Additional applications for patents we believe would qualify for the Orange Book are under examination by the U.S. Patent and Trademark Office (“USPTO”).
Relacorilant. We are conducting a Phase 3 trial of our proprietary, selective cortisol modulator, relacorilant, as a treatment for hypercortisolism. Patients in relacorilant’s Phase 2 trial exhibited meaningful improvements in glucose control and hypertension, as well as weight loss, improved liver function, coagulopathy, cognition, mood, insulin resistance, and quality of life. Relacorilant was well-tolerated in its Phase 1 and Phase 2 trials. Importantly, relacorilant shares Korlym’s affinity for GR, but, unlike Korlym, has no affinity for PR, and so does not cause the effects associated with PR affinity, including termination of pregnancy, endometrial thickening and vaginal bleeding. Relacorilant also does not appear to cause hypokalemia (low potassium), a potentially serious adverse event that is the leading cause of patients stopping treatment with Korlym. Forty-four percent of patients in Korlym’s pivotal trial experienced hypokalemia.
Relacorilant’s Phase 3 trial (“GRACE”), is expected to enroll 130 patients at sites in the United States, Canada, Europe and Israel. Each patient in GRACE will receive relacorilant for 22 weeks. Those who exhibit pre-specified improvements in hypertension or glucose metabolism will then enter a twelve-week, double-blind, “randomized withdrawal” phase, in which half of the patients will continue receiving relacorilant and the rest will receive placebo. GRACE’s primary endpoints are the rate and degree of relapse in patients receiving placebo compared to those continuing treatment with relacorilant.
We also plan to conduct a placebo-controlled, double-blind, Phase 3 trial of relacorilant to treat patients whose Cushing’s syndrome is caused by an adrenal tumor. This etiology of Cushing’s syndrome has not been rigorously studied. Patients with adrenal Cushing’s syndrome have poor health outcomes.
The FDA and the European Commission (“EC”) have designated relacorilant as an orphan drug for the treatment of Cushing’s syndrome. In the United States, orphan designation confers tax credits, reduced regulatory fees and, provided we obtain approval for relacorilant in the designation orphan indication, seven years of exclusive marketing rights for the treatment of Cushing’s syndrome, with limited exceptions. Benefits of orphan drug designation by the EC are similar, and include reduced regulatory fees and, if approved for the orphan designation indication, ten years of exclusive marketing rights in the European Union (“EU”) for the treatment of Cushing’s syndrome. Additional benefits in the EU include protocol assistance from the European Medicines Agency (“EMA”) and access to the EU's centralized marketing authorization procedure. The EC based its orphan designation on its finding that there was plausible evidence of relacorilant’s efficacy and of its potential to confer significant clinical benefit compared to already-approved treatments.
In neither the United States nor the EU does orphan drug designation shorten the drug approval process, make approval more likely or prevent competitors from marketing other drugs for the treatment of Cushing’s syndrome.
FKBP5 Gene Expression Assay. The tests diagnosing patients with hypercortisolism and optimizing their treatment are imprecise and often fail to identify patients with less severe manifestations of the disease. We have developed an assay to measure expression of the gene FKBP5, which is stimulated by cortisol activity, and have completed analytical validation pursuant to the Clinical Laboratory Improvement Amendments (“CLIA”). Clinical data indicate that FKBP5 levels are high in patients suffering from hypercortisolism (i.e., excess cortisol activity), but subside when they are successfully treated. We are testing this hypothesis in the GRACE trial. We believe successful development of this assay will enable physicians to identify new patients with hypercortisolism more easily and to better treat those already in their care.
Oncology
Many types of solid tumors express GR and are potential targets for cortisol modulation therapy, among them pancreatic, ovarian, castration-resistant prostate and adrenocortical cancer.
Relacorilant in Patients with Solid Tumors. At the June 2019 annual meeting of the American Society of Clinical Oncology (“ASCO”), we presented data from our Phase 1/2 trial of relacorilant plus nab-paclitaxel (Celgene Corporation’s Abraxane®) to treat patients with advanced solid tumors. Eleven of the response-evaluable patients in that trial suffered from advanced, high-grade serous ovarian cancer. Five of these patients experienced disease control of 16 weeks or greater. Of the trial’s 25 response-evaluable patients with pancreatic tumors, seven had disease control of 16 weeks or greater.
These are striking results in such ill patients, particularly in patients who had had received prior taxane-based treatment, and merit further investigation. A Phase 2, controlled trial of relacorilant in combination with Abraxane in patients with advanced, high-grade serous ovarian tumors is ongoing. The trial is expected to enroll 180 patients at sites in the United States and Europe. Two thirds of the patients will receive relacorilant plus Abraxane. The rest will receive Abraxane alone. The primary endpoint is progression-free survival (“PFS”), as measured using the Response Evaluation Criteria in Solid Tumors (RECIST).
We plan to conduct a Phase 3 trial of relacorilant plus Abraxane to treat patients with metastatic pancreatic cancer. Relacorilant has been designated an orphan drug by both the FDA and the EC for the treatment of pancreatic cancer.
In addition, we own United States and European patents covering relacorilant’s composition of matter and its use to treat a variety of disorders, including pancreatic cancer and other solid tumors.
Korlym in Patients with Solid Tumors. University of Chicago investigators have are conducting two trials of Korlym plus anticancer agents in the treatment of solid tumors: With funding from Celgene, they are leading a 64-patient double-blind, placebo-controlled, multi-center, Phase 2 trial of Korlym combined with Abraxane in patients with triple-negative breast cancer (“TNBC”). They are conducting a 74-patient, open label trial of Korlym combined with Merck’s drug Keytruda® (pembrolizumab) in patients with advanced HER2-negative and triple-negative breast cancer. Merck is funding this trial and providing Keytruda®. We are providing Korlym for these trials.
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
We are conducting a double-blind, placebo-controlled Phase 1b trial testing miricorilant's activity in attenuating antipsychotic-induced weight gain. The first part of this trial enrolled 66 healthy subjects, each of whom received ten mg per day of olanzapine and either placebo or miricorilant (600 mg). The duration of the trial was 14 days.
The average weight gain on day eight was 3.5 kilograms in subjects who received olanzapine plus placebo, compared to 2.6 kilograms in those who received olanzapine plus miricorilant. On Day 15, the placebo group gained an average of 5.0 kilograms while the miricorilant group gained 3.9 kilograms. Markers of liver damage that often rise upon initiation of olanzapine increased less in subjects receiving miricorilant. On Day 12, the enzyme alanine aminotransferase (ALT) increased 144.5 IU/L in the placebo group compared to 111.3 IU/L in the miricorilant group. A similar result was measured with respect to aspartate transaminase (AST), which increased 67.2 IU/L in the placebo group but only 43.3 IU/L in the miricorilant group. Miricorilant was well-tolerated.
In the trial’s second stage, the dose of miricorilant will be increased to 900 mg per day.
We are conducting a Phase 2, double-blind, placebo-controlled trial of miricorilant in the reversal of antipsychotic-induced weight gain. The trial is expected to enroll 100 patients with schizophrenia at 20 sites in the United States, who will continue to receive their established antipsychotic medication and will have either miricorilant or placebo added to their regimen for 12 weeks.
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
Continued Discovery and Development
We plan to continue identifying and developing proprietary, selective cortisol modulators.
Results of Operations
Net Product Revenue – Net product revenue is gross product revenue from sales to our customers less deductions for estimated government rebates and chargebacks.
Net product revenue was $81.5 million and $218.6 million for the three and nine months ended September 30, 2019, respectively, compared to $64.4 million and $184.4 million for the corresponding periods in 2018. The increases in net product revenue were primarily due to increased sales volume, as we shipped Korlym to more patients, and an increase in the average price of Korlym due to reduced government rebates and chargebacks and a price increase that took effect on August 1, 2019.
Cost of sales – Cost of sales includes the cost of API, tableting, packaging, personnel, overhead, stability testing and distribution.
Cost of sales was $1.5 million and $4.1 million for the three and nine months ended September 30, 2019, respectively, as compared to $1.3 million and $3.6 million for the corresponding periods in 2018, respectively. Cost of sales as a percentage of revenue declined to 1.8 percent and 1.9 percent for the three and nine months ended September 30, 2019 compared to 2.0 percent for each of the corresponding periods in 2018 due to an increase in the price of Korlym.
Research and development expenses – Research and development expenses include the cost of (1) recruiting and compensating development personnel, (2) clinical trials, (3) drug product and preclinical studies in support of clinical trials and regulatory submissions, (4) discovery research and (5) the development of drug formulations and manufacturing processes.

Research and development expenses increased to $22.8 million for the three months ended September 30, 2019 from $18.9 million for the comparable period in 2018 and increased to $64.7 million for the nine months ended September 30, 2019, from $56.5 million for the comparable period in 2018. The increases were primarily due to increased spending on the recruitment and compensation of development personnel and on the discovery and advancement of new selective cortisol modulators, partially offset by the completion of drug-drug interaction studies related to relacorilant.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Development programs:
Oncology	$4,270	$2,901	$14,392	$9,608
Endocrinology	10,158	4,352	25,730	14,373
Pre-clinical and clinical selective cortisol modulators	3,077	7,390	9,106	21,367
Unallocated activities, including pre-clinical, manufacturing and regulatory activities	2,950	2,256	8,643	5,717
Stock-based compensation	2,350	1,961	6,834	5,388
Total research and development expense	$22,805	$18,860	$64,705	$56,453
It is difficult to predict the timing and cost of development activities, which are subject to many uncertainties and risks, including inconclusive or negative results, slow patient enrollment, adverse side effects and difficulties in the formulation or manufacture of study drugs and the lack of drug-candidate efficacy. In addition, clinical development is subject to intensive government oversight and regulations that may change unpredictably and without notice. Research and development expense for the entire year ended December 31, 2019 will be higher in 2019 than it was in 2018. We expect research and development expense to increase in 2020. Research and development spending in future years will depend on the outcome of our pre-clinical and clinical trials and our development plans.
Selling, general and administrative expenses - Selling, general and administrative expenses include (1) compensation of employees, consultants and contractors engaged in commercial and administrative activities, (2) the cost of vendors supporting commercial activities and (3) legal and accounting fees.
Selling, general and administrative expenses for the three months ended September 30, 2019 increased to $24.2 million, from $21.3 million for the comparable period in 2018, and increased to $73.2 million for the nine months ended September 30, 2019 from $59.7 million for the comparable period in 2018. The increases in selling, general and administrative expenses were primarily due to increased spending on the recruitment and compensation of additional employees, increased legal and marketing costs, and added distribution expenses arising from increased Korlym sales volumes.
Our selling, general and administrative expenses will be higher for the year ended December 31, 2019 than in 2018, due to commercial and administrative expense arising from increased sales volumes, intellectual property litigation and research and development activity. We expect selling, general and administrative expense to increase in 2020. Selling, general and administrative activities in future years will depend on the cost and extent of our commercial activities and the scope of our research and development programs.
Interest and other income - Interest and other income for the three and nine months ended September 30, 2019 was $1.3 million and $3.6 million, respectively, compared to $0.8 million and $1.6 million, respectively, for the comparable periods in 2018. The increases in interest and other income were due to growth in our holdings of cash and marketable securities balance and increases in short-term interest rates during the second quarter of 2019.
Income tax expense - Income tax expense for the three and nine months ended September 30, 2019 was $8.0 million and $15.4 million, respectively, compared to $6.0 million and $12.8 million for the three and nine months ended September 30, 2018. respectively. The increases in income tax expense were primarily due to decreased discrete benefits from the exercise of non-qualified stock options during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018.
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
At September 30, 2019, we had cash, cash equivalents and marketable securities of $266.9 million, consisting of cash and cash equivalents of $44.9 million and marketable securities of $221.9 million, compared to cash and cash equivalents of $41.6 million and marketable securities of $165.1 million at December 31, 2018.
The cash in our bank accounts and our marketable securities could be affected if the financial institutions holdings them were to fail or be subject to adverse conditions in the financial markets. We have never experienced a loss or lack of access to cash.
Net cash provided by operating activities for the nine months ended September 30, 2019 was $87.7 million, compared to $94.1 million for the comparable period in 2018. This decrease was primarily due to the receipt of $12.9 million from our former specialty pharmacy in the first quarter of 2018, partially offset by higher revenue.
Net cash used in investing activities for the nine months ended September 30, 2019 was $55.8 million, compared to $89.0 million for the comparable period in 2018. This decrease was primarily due to our use of available capital to repurchase $31.0 million of our common stock pursuant to the Stock Repurchase Program in lieu of purchasing marketable securities.
Net cash used in financing activities for the nine months ended September 30, 2019 was $28.5 million compared to $2.3 million for the comparable period in 2018. Stock option exercises provided $6.6 million in each of the nine months ended September 30, 2019 and 2018. Under our Stock Repurchase Program, which expired on June 30, 2019, we acquired 2.8 million shares of our common stock for a total cost of $31.0 million during the nine months ended September 30, 2019 compared to $8.9 million for the comparable period in 2018. Over the life of the Stock Repurchase Program, we repurchased 4.6 million shares of common stock, at a cost of $54.6 million. During the period ended March 31, 2019, we also acquired 0.4 million shares at a cost of $4.2 million in satisfaction of cost and tax withholding requirements for the settlement of an employee option exercise.
At September 30, 2019, we had an accumulated deficit of $52.9 million.
Contractual Obligations and Commercial Commitments
Our contractual payment obligations and purchase commitments as of December 31, 2018 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. They have not changed materially during the nine months ended September 30, 2019.
Off-Balance Sheet Arrangements
None.
Critical Accounting Policies and Estimates
We have prepared our financial statements in accordance with GAAP, which requires us to make estimates regarding our assets, liabilities and expenses. We base our estimates on assumptions we believe to be reasonable. Actual results may differ if our assumptions are incorrect or the conditions in which we do business change in ways we did not anticipate. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. During the nine months ended September 30, 2019, we implemented internal controls in connection with our adoption of ASC Topic 842 “Leases.” There were no other changes that occurred during the fiscal quarter covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks as of September 30, 2019 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. They have not changed materially during the nine months ended September 30, 2019.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures provide a reasonable level of assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and (ii) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, so as to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that our disclosures are accurate and timely.
Changes in internal control over financial reporting. Our Chief Financial Officer and other members of management have evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2019 and concluded that there was no change during the quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On May 7, 2019, Teva submitted to the U.S. Patent Trial and Appeal Board (“PTAB”) a petition for post-grant review of the ’214 patent, which we have opposed. The PTAB’s decision as to whether or not it will institute post-grant review is expected in November 2019.
We will vigorously enforce our intellectual property rights relating to Korlym, but we cannot predict the outcome of this matter.
Sun ANDA Litigation
On June 10, 2019, we received a Paragraph IV Notice Letter advising that Sun Pharmaceutical Industries Limited (“Sun Ltd.”) had submitted an Abbreviated New Drug Application (“ANDA”) to the FDA seeking authorization to manufacture, use or sell a generic version of Korlym in the United States prior to the expiration of certain of our patents related to Korlym listed in the Orange Book (the “Korlym Patents”).
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
Inter Partes Review at the PTAB
In August 2018, Neptune Generics, LLC (“Neptune”) submitted a petition for Inter Partes Review (“IPR”) at the PTAB of the ’348 patent. Neptune is backed by Burford Capital Ltd., a U.K.-based ligation finance company, and does not have regulatory approval to sell any drug in the United States. On February 15, 2019, the PTAB granted institution to the IPR and an oral argument hearing date has been set for November 19, 2019. We plan to vigorously defend the validity of the ’348 patent, but we cannot predict the outcome of this matter.
Other matters
On March 14, 2019, a purported securities class action complaint was filed in the U.S. District Court for the Northern District of California by Nicholas Melucci (Melucci v. Corcept Therapeutics Incorporated, et al., Case No. 5:19-cv-01372-LHK). The complaint named the Company and certain of its executive officers as defendants asserting violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and alleges that the defendants made false and materially misleading statements and failed to disclose adverse facts about the company’s business, operations, and prospects. The complaint asserts a putative class period stemming from August 2, 2017 to February 5, 2019 and seeks unspecified monetary relief, interest and attorneys’ fees. On October 7, 2019, the Court appointed a lead plaintiff and lead counsel. The lead plaintiff’s consolidated complaint is due to be filed on or about December 6, 2019. We will respond to this complaint vigorously but cannot predict the outcome of this matter.
On September 30, 2019, a purported shareholder derivative complaint was filed in the United States District Court for the District of Delaware by Lauren Williams, and captioned Lauren Williams v. G. Leonard Baker, et al., Civil Action No. 1:19-cv-01830. The complaint named our board of directors, including our Chief Executive Officer, as well as our Chief Financial Officer as defendants and Corcept Therapeutics Incorporated as nominal defendant. The complaint seeks to allege causes of action for breach of fiduciary duty, violation of section 14(a) of the Exchange Act, insider selling and misappropriation of insider information, and waste of corporate assets. The complaint seeks an amount of damages to be proved at trial. We will respond to this complaint vigorously but cannot predict the outcome of this matter.
In addition to the matters described above, we are involved from time to time in other legal proceedings in the ordinary course of business. Although the outcome of any pending matters and the amount, if any, of our ultimate liability with respect to them cannot be predicted with certainty, we do not believe that the ultimate outcome of such matters will have a material adverse effect on our business, results of operations or financial position.
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
Our ability to generate revenue and to fund our commercial operations and development programs is dependent on the sale of Korlym to treat patients with Cushing’s syndrome. Physicians will prescribe Korlym only if they determine that it is preferable to other treatments, even if those treatments are not approved for Cushing’s syndrome. Because Cushing’s syndrome is rare, most physicians are inexperienced diagnosing or caring for patients with the illness and it can be hard to persuade them to identify appropriate patients and treat them with Korlym.
Many factors could limit our Korlym revenue, including:
•the preference of some physicians for off-label treatments for Cushing’s syndrome, such as ketoconazole;
•competition from non-medical treatments, such as surgery and radiation;
•the potential introduction of a competitor for Korlym, including a generic version of Korlym;
•the lack of availability of adequate private and government insurance coverage;

•	negative publicity and political concerns about Korlym’s active ingredient, mifepristone, which is approved in another drug for the termination of pregnancy; and
•technological change that makes Korlym obsolete.
Failure to generate sufficient Korlym revenue may prevent us from fully funding our planned commercial and clinical activities and would likely cause our stock price to decline.
If generic versions of Korlym are approved and successfully commercialized, our business, results of operations and financial position would be adversely affected.
The marketing exclusivity provided by Korlym’s orphan drug designation expired in February 2019. Other companies may now seek to introduce generic equivalents of Korlym for the treatment of Cushing’s syndrome, provided they receive FDA approval and can show that their products do not infringe patents we hold covering Korlym’s use to treat patients with Cushing’s syndrome or that these patents are invalid or unenforceable. If our patents are successfully challenged and a generic version of Korlym is approved, our sales of Korlym tablets and their price could decline rapidly and significantly, which would reduce our revenue and materially harm our results of operations and financial position.
We have sued Teva and Sun in Federal District Court with respect to their proposed generic versions of Korlym. Litigation to enforce or defend intellectual property rights is complex, costly and involves significant commitments of management time. There can be no assurance of a successful outcome. Please see “Part II, Item 1, Legal Proceedings.”
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
The commercial success of Korlym depends on the availability of adequate insurance coverage and reimbursement.  Government payers, including Medicare, Medicaid and the Veterans Administration, as well as private insurers and health maintenance organizations, are increasingly attempting to contain healthcare costs by limiting reimbursement for medicines. If government or private payers cease to provide adequate and timely coverage and reimbursement for Korlym, physicians may not prescribe the medication and patients may not purchase it, even if it is prescribed. In addition, delays in coverage for individual patients may reduce our revenues.
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

Other legislative and regulatory changes have been proposed and adopted in the United States since the PPACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of 2 percent per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2029 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, which further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Moreover, the federal government and the individual states in the United States have become increasingly active in developing proposals, passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, formulary flexibility, marketing cost disclosure and transparency measures.
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
A single third-party manufacturer, PCAS, supplies the API in Korlym. Two other third-party manufacturers produce and bottle Korlym tablets. Our agreement with PCAS automatically renews for two one-year terms, unless either party provides 12-months' notice of its intent not to renew. A single specialty pharmacy, Optime Care, Inc. (“Optime”), dispenses the Korlym we sell directly to patients and collects payments from insurers and other payers representing approximately 99 percent of our revenue. If Optime does not adhere to its agreements with payers, it may not be able to collect some or all of the payments due to us. Our agreement with Optime has a five-year term and renews upon the written consent of both parties, subject to customary termination provisions. In addition, we may terminate the agreement for convenience.
The facilities used by our vendors to manufacture and package the API and drug product of Korlym and our product candidates must be approved by the FDA and, in some cases, the European Medicines Agency (“EMA”). We do not control the activities of these vendors, including whether they maintain adequate quality control and hire qualified personnel. We are dependent on them for compliance with the regulatory requirements known as good manufacturing practices (“GMPs”). If our vendors cannot manufacture material that conforms to our specifications and the strict requirements of the FDA or others, they will not be able to maintain regulatory authorizations for their facilities and we could be prohibited from using the API or drug product they have provided. If the FDA, EMA or other regulatory authorities withdraw regulatory authorizations of these facilities, we may need to find alternative vendors or facilities, which would be time-consuming, complex and expensive and could significantly hamper our ability to develop, obtain regulatory approval for and market our products. Sanctions could be imposed on us, including fines, injunctions, civil penalties, refusal of regulators to approve our product candidates, delays, suspensions or withdrawals of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business.
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
Our product liability insurance may not fully cover our liabilities. Inability to obtain adequate insurance coverage could inhibit development of our product candidates or result in significant uninsured liability. Defending a lawsuit could be costly and divert management from productive activities.

If we are unable to maintain regulatory approval of Korlym for the treatment of patients with Cushing’s syndrome or if we fail to comply with other requirements, we will be unable to generate revenue and may be subject to penalties.
We are subject to oversight by the FDA and other regulatory authorities in the United States and elsewhere with respect to our research, testing, manufacturing, labeling, distribution, adverse event reporting, storage, advertising, promotion, recordkeeping, and sales and marketing activities. These requirements include submissions of safety information, annual updates on manufacturing activities and continued compliance with FDA regulations, including GMPs, good laboratory practices (“GLPs”) and good clinical practices (“GCPs”). The FDA enforces these regulations through inspections of us and the laboratories, manufacturers and clinical sites we use. Foreign regulatory authorities have comparable requirements and enforcement mechanisms. Discovery of previously unknown problems with a product or product candidate, such as adverse events of unanticipated severity or frequency or deficiencies in manufacturing processes or management, as well as failure to comply with FDA or other U.S. or foreign regulatory requirements, may subject us to substantial civil and criminal penalties, injunctions, holds on clinical trials, product seizure, refusal to permit the import or export of products, restrictions on product marketing, withdrawal of the product from the market, product recalls, total or partial suspension of production, refusal to approve pending NDAs or supplemental NDAs, and suspension or revocation of product approvals.
We cannot predict how government regulations may change. The Trump administration has taken actions that could impose significant burdens on or materially delay the FDA’s ability to implement new rules, issue guidance and review and approve marketing applications. It is difficult to predict how these executive actions will be implemented, if at all, and the extent to which they will affect the FDA’s ability to exercise its authority. If these executive actions impair the FDA’s ability to carry out its regulatory responsibilities or if we are slow or unable to adapt to sudden changes in regulatory requirements, our regulatory compliance may lapse and we may lose marketing approval for Korlym or face enforcement action.
We may be subject to civil or criminal penalties if our marketing of Korlym violates FDA regulations or health care fraud and abuse laws.
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
Although we believe our marketing materials and training programs do not constitute “off-label” promotion, the FDA may disagree. If the FDA determines that our promotional materials, training or other activities by our employees or agents constitute “off-label” promotion, it could require us to change them. The FDA could also subject us to regulatory enforcement actions, including issuance of a public “warning letter,” injunction, seizure, civil fine or criminal penalties. Other federal or state enforcement authorities might act if they believe that the alleged improper promotion led to the submission and payment of claims for an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Even if it is determined that we are not in violation of these laws, we may receive negative publicity, incur significant expenses and be forced to devote management time to defending our position.
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

•
federal false claims laws, including, without limitation, the False Claims Act, which prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Pharmaceutical companies have been prosecuted under these laws for a variety of promotional and marketing activities, such as allegedly providing free product to or entering into “sham” consulting arrangements with customers to induce such customers to purchase, order or recommend the company’s products in violation of the Anti-Kickback Statute and federal false claims laws and regulations; reporting to pricing services inflated average wholesale prices that were then used by certain governmental programs to set reimbursement rates; engaging in the promotion of “off-label” uses that caused customers to submit claims to and obtain reimbursement from governmental payers for non-covered “off-label” uses; and submitting inflated best price information to the Medicaid Drug Rebate Program; the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

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

The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been definitively interpreted by regulatory authorities or the courts and their provisions are open to a variety of interpretations. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under them, it is possible that some of our business activities, including our relationships with physicians and other healthcare providers (some of whom recommend, purchase and/or prescribe our products) and the manner in which we promote our products, could be subject to challenge. We are also exposed to the risk that our employees, independent contractors, principal investigators, consultants, vendors, distributors, and contract research organizations (“CROs”) may engage in fraudulent or other illegal activity. Although we have policies and procedures prohibiting such activity, it is not always possible to identify and deter misconduct and the precautions we take may not be effective in controlling unknown risks or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with applicable laws and regulations.
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
We store intellectual property and confidential information relating to our business, patients and employees on our computer networks and on the networks of our vendors. Despite the implementation of security measures, these networks are subject to the risk of cyberattacks, computer viruses, unauthorized access, natural disasters, terrorism, war and internet and electrical failures. They may also be manipulated by criminals seeking to commit fraud or theft. In addition, system failures could cause the loss or theft of valuable clinical trial data or otherwise disrupt our clinical and commercial activities and be expensive and time-consuming to remedy. If a disruption or security breach resulted in the disclosure of confidential or proprietary information, we could incur liability and our research, development and commercialization efforts could be delayed or otherwise harmed.

We are subject to government regulation and other legal obligations relating to privacy and data protection. Compliance with these requirements is complex and costly. Failure to comply could materially harm our business.
We are subject to statutes concerning data privacy and security, including HIPAA and the EU’s General Data Protection Regulation (“GDPR”). These and other regulatory frameworks are evolving rapidly as new rules are enacted and existing ones updated and made more stringent. For instance, on June 28, 2018, California enacted the California Consumer Privacy Act, or CCPA, which takes effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Similar laws have been proposed at the federal level and in other states.
The GDPR took effect in 2018. It establishes new requirements for the use and safeguarding of personal data in the EU and applies to companies established in the EU as well as companies that collect and use personal data to offer goods or services to, or monitor the behavior of, individuals in the EU (including in clinical trials). Penalties for failure to comply include fines of up to €20 million or four percent of worldwide annual revenue, whichever is greater. Data protection authorities in some of the EU member states have not completed their interpretative guidance and implementing laws and regulations, which makes compliance with the GDPR difficult. In addition, data protection authorities of the different EU countries may interpret GDPR requirements differently. Once promulgated, national and EU guidance will likely be updated from time to time, which will add complexity and cost to our collection and handling of data.
Complying with HIPAA, the GDPR and other data privacy and security requirements is complex and costly. Failure to comply by us or our vendors could subject us to litigation, government enforcement actions and substantial penalties and fines, which could harm our business.
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
Changes in federal, state and local tax laws may reduce our net earnings.
Our earnings are subject to federal, state and local tax. We offset a portion of our earnings using net operating losses and our taxes using research and development tax credits, which reduces the amount of tax we pay. Some jurisdictions require that we pay taxes or fees calculated as a percentage of sales, payroll expense, or other indicia of our activities. Please see “Part I, Item I, Notes to Unaudited Condensed Consolidated Financial Statements - Income Taxes.”  Changes to existing tax laws that we cannot control or predict could materially increase the amount of taxes and fees we must pay. For example, an increase in income tax rates or a reduction or elimination of net operating losses and research and development tax credits could significantly increase our tax expense, which would reduce our net income and adversely affecting our results of operations.
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

Risks Related to our Research and Development Activities
Clinical drug development is lengthy, expensive and often unsuccessful. Results of early studies and trials are often not predictive of later trial results. Our efforts to discover, develop and commercialize product candidates for the treatment of patients with Cushing’s syndrome may not succeed.
Clinical development is expensive, lengthy and often unsuccessful. Data from clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The results from early clinical trials are often not predictive of results in later clinical trials. Product candidates may fail to show the desired safety and efficacy traits despite having produced positive results in preclinical studies and initial clinical trials. Many companies have suffered significant setbacks in late-stage clinical trials due to lack of efficacy or unanticipated or unexpectedly severe adverse events.
Our current clinical trials may prove inadequate to support regulatory submissions seeking marketing approvals. Even if these trials generate positive results, those results may have to be confirmed in substantially larger, more expensive and lengthier trials before we could realistically seek regulatory approvals.
The commencement and completion of clinical trials may be delayed by many factors, including:

•	delays obtaining regulatory permission to start a trial or changes to the size or design or regulatory requirements with respect to a trial already underway;
•inability to secure acceptable terms with vendors and clinical trial sites;
•delays or inability to obtain institutional review board (“IRB”) approval at prospective trial sites;
•slow patient enrollment;
•failure of patients or investigators to comply with the clinical trial protocol;
•negative or inconclusive trial results; and
•negative findings of inspections of clinical sites or manufacturing operations by us, the FDA or other authorities.
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
We cannot promote a product candidate unless the FDA or comparable foreign regulatory authorities approves it, which may not happen. Obtaining regulatory approval of a drug is difficult, uncertain, lengthy and expensive. Failure can occur at any stage. In order to receive FDA approval, we must demonstrate to the FDA's satisfaction that the new drug is safe and effective for its intended use and that our manufacturing processes comply with GMPs. Our inability or the inability of our suppliers to comply with applicable FDA and other regulatory requirements can result in delays in or denials of new product approvals, warning letters, fines, consent decrees restricting or suspending manufacturing operations, injunctions, civil penalties, recall or seizure of products, total or partial suspension of product sales and criminal prosecution. Any of these or other regulatory actions could materially harm our business and financial condition.
If we receive regulatory approval for a product candidate, we will be subject to ongoing FDA requirements and oversight, such as continued safety and other reporting requirements and post-marketing restrictions. If we are not able to maintain regulatory compliance, we may not be permitted to develop our product candidates or market our products and may be subject to product recalls or seizures. Any regulatory approvals for our product candidates may require costly post-marketing studies. Future governmental action or changes in FDA policy or personnel may also result in delays or rejection of an NDA or supplemental NDA.
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
We may face competition from companies with greater financial, technical and marketing resources than our own.
The pharmaceutical industry is competitive and subject to rapid technological change. Our potential competitors include large pharmaceutical companies, with greater resources than our own. These companies may develop and commercialize medications that are superior to and less expensive than ours, which could negatively affect our financial results.
We need to increase the size of our organization and may experience difficulties in managing growth.
Our commercial and research and development efforts are constrained by our limited administrative, operational and management resources. To date, we have relied on a small management team. Growth will impose significant added responsibilities on members of management, including the need to recruit and retain additional employees. Our financial performance and ability to compete will depend on our ability to manage growth effectively. To that end, we must:
•manage our sales and marketing efforts, clinical trials, research and manufacturing activities effectively;
•hire more management, clinical development, administrative and sales and marketing personnel; and
•continue to develop our administrative systems and controls.
Failure to accomplish any of these tasks could harm our business.
If we lose key personnel or are unable to attract more skilled personnel, we may be unable to pursue our product development and commercialization goals.
Our ability to operate successfully and manage growth depends upon hiring and retaining skilled managerial, scientific, sales, marketing, and financial personnel. The job market for qualified personnel is intensely competitive. We depend on the principal members of our management and scientific staff. Any officer or employee can terminate his or her relationship with us at any time and work for a competitor. We do not have employment insurance covering any of our personnel. The loss of key individuals could delay our research, development and commercialization efforts.

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
If we are unable to obtain or maintain orphan designation for our product candidates our financial results may be negatively affected.
In the United States and the EU, orphan drug designation confers financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and reduction of fees or fee waivers. Although we have received orphan drug designation for relacorilant for the treatment of patients with Cushing’s syndrome and patients with pancreatic cancer in both the United States and EU, we may be unable to maintain these designations or to obtain designations for our other product candidates, which may negatively affect our financial results.
Risks Relating to Our Intellectual Property
To succeed, we must secure and maintain adequate patent protection for the composition and methods of use of our proprietary, selective cortisol modulators and for the use of Korlym to treat Cushing’s syndrome and other disorders.
Patents are uncertain, involve complex legal and factual questions and are frequently the subject of litigation. The patents issued or licensed to us may be challenged at any time. Similarly, competitors and others may take actions we believe infringe our intellectual property, causing us to take legal action to defend our rights. Litigating with respect to patents and other forms of intellectual property is lengthy, expensive and requires significant management attention. Outcomes are uncertain. If we do not protect our intellectual property, competitors may erode our competitive advantage. Please see “Part II, Item 1, Legal Proceedings.”
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
In addition to patents, we rely on a combination of confidentiality, nondisclosure and other contractual provisions, laws protecting trade secrets and security measures to protect our proprietary information. These measures may not be adequate, in which case competitors could exploit our proprietary information to our disadvantage. If employees, consultants or anyone else breaches their agreements with us regarding our proprietary information, we may not have adequate remedies for the breach.
The mifepristone patents we own or license cover the use of mifepristone, not its composition, which may make it harder to prevent patent infringement.
We own or have exclusively licensed issued U.S. patents covering the use of cortisol modulators, including mifepristone, to treat a variety of disorders. A method of use patent covers only a particular use of a compound, not its composition. Because our patents do not cover the composition of mifepristone, we cannot prevent others from commercializing mifepristone to treat disorders not covered by our method of use patents. The availability of mifepristone for these disorders may enable patients to obtain mifepristone from other companies for indications covered by our patents. Although such “off-label” use would violate our patents, effectively monitoring compliance and enforcing our rights may be difficult and costly. Mifepristone is sold in the United States by Danco Laboratories for the termination of pregnancy. We cannot be certain that patients with Cushing’s syndrome will not be able to obtain mifepristone from Danco or from another company, should it receive approval to market mifepristone for any indication.
Risks Related to Our Stock
The price of our common stock fluctuates widely and is likely to continue to do so. Opportunities for the sale of shares at any particular time may be limited.
We cannot assure investors that a liquid trading market for our common stock will exist at any particular time. As a result, holders of our common stock may not be able to sell shares quickly or at the current market price. During the 52-week period ended November 1, 2019, our average daily trading volume was approximately 1,039,191 shares and the intra-day sales prices per share of our common stock on The Nasdaq Stock Market ranged from $9.14 to $19.48. As of November 1, 2019, our officers, directors and principal stockholders beneficially owned approximately 16 percent of our common stock.
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
The guidance we provide as to our expected 2019 revenue is only an estimate of what we believe is realizable at the time we give such guidance. Our actual results may vary materially. It is difficult to predict our revenue. For example, the rate of physician adoption of Korlym and the actions of government and private payers is uncertain. We may not meet our financial guidance or other investor expectations for other reasons, including those arising from the risks and uncertainties described in this report and in our other public filings and public statements. Research analysts publish estimates of our future revenue and earnings based on their own analysis. The revenue guidance we provide may be one factor they consider when determining their estimates.
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
As of November 1, 2019, our officers and directors beneficially owned approximately 16 percent of our common stock. Acting together, these stockholders could significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling stockholders.
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
101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2019 and 2018, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2019 and 2018, (iv) Unaudited Condensed Consolidated Statement of Stockholder's Equity and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date:	November 7, 2019	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D.
Chief Executive Officer

Date:	November 7, 2019	/s/ G. Charles Robb
G. Charles Robb
Chief Financial Officer