Form 10-Q
period 2020-06-30
CORCEPT THERAPEUTICS INC
filed 2020-08-04
CIK 1088856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On July 28, 2020, there were 115,557,656 shares of common stock outstanding at a par value of $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$58,523	$31,269
Short-term marketable securities	346,835	244,693
Trade receivables, net of allowances	22,725	19,928
Inventory	4,927	5,424
Prepaid expenses and other current assets	5,323	6,044
Total current assets	438,333	307,358
Strategic inventory	11,193	11,981
Operating lease right-of-use asset	3,472	3,446
Property and equipment, net of accumulated depreciation	619	1,050
Long-term marketable securities	4,200	39,352
Other assets	4,536	3,448
Deferred tax assets, net	35,470	45,677
Total assets	$497,823	$412,312
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,304	$7,537
Accrued clinical expenses	11,289	6,477
Accrued and other liabilities	22,631	23,269
Short-term operating lease liability	2,019	1,558
Total current liabilities	42,243	38,841
Long-term operating lease liability	1,486	1,903
Long-term accrued income taxes	396	386
Total liabilities	44,125	41,130
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock	—	—
Common stock	121	120
Additional paid-in capital	481,714	457,060
Treasury stock	(63,814)	(62,704)
Accumulated other comprehensive income	840	261
Retained earnings (accumulated deficit)	34,837	(23,555)
Total stockholders’ equity	453,698	371,182
Total liabilities and stockholders’ equity	$497,823	$412,312
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30, 2020
	2020	2019	2020	2019
Product revenue, net	$88,565	$72,257	$181,812	$137,086
Operating expenses:
Cost of sales	1,234	1,377	3,112	2,617
Research and development	26,497	21,656	52,620	41,900
Selling, general and administrative	25,572	24,591	53,107	48,980
Total operating expenses	53,303	47,624	108,839	93,497
Income from operations	35,262	24,633	72,973	43,589
Interest and other income	1,010	1,178	2,481	2,275
Income before income taxes	36,272	25,811	75,454	45,864
Income tax expense	(7,945)	(5,625)	(17,062)	(7,404)
Net income	$28,327	$20,186	$58,392	$38,460
Other comprehensive income (loss):
Net unrealized gain on available-for-sale investments, net of tax impact of $(170), $(73), $(190) and $(124), respectively	545	227	606	391
Foreign currency translation loss, net of tax	(15)	—	(27)	—
Total comprehensive income	$28,857	$20,413	$58,971	$38,851

Basic net income per share	$0.25	$0.18	$0.51	$0.34

Diluted net income per share	$0.23	$0.17	$0.48	$0.31

Weighted-average shares outstanding used in computing net income per share
Basic	115,006	114,340	114,790	114,590
Diluted	123,234	121,783	122,756	122,831
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$58,392	$38,460
Adjustments to reconcile net income to net cash generated from operations:
Stock-based compensation	16,407	14,432
Deferred income taxes	10,017	5,834
Accretion of interest income	(72)	(1,053)
Depreciation and amortization of property and equipment	362	263
Non-cash amortization of right-of-use asset	749	772
Others	148	—
Changes in operating assets and liabilities:
Trade receivables	(2,797)	(2,186)
Inventory	1,414	(1,543)
Prepaid expenses and other current assets	721	1,538
Other assets	(1,088)	(100)
Accounts payable	(1,251)	(1,299)
Accrued clinical expenses	4,812	2,197
Accrued and other liabilities	(628)	(7,349)
Operating lease liabilities	(731)	(730)
Net cash provided by operating activities	86,455	49,236
Cash flows from investing activities:
Purchases of property and equipment	(89)	(667)
Proceeds from maturities of marketable securities	153,193	130,145
Purchases of marketable securities	(219,314)	(131,001)
Net cash used in investing activities	(66,210)	(1,523)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options, net of issuance costs	7,347	3,947
Repurchase of common stock	(275)	(30,975)
Cash paid to satisfy statutory withholding requirement for net settlement of cashless option exercise	(63)	(4,169)
Net cash provided by (used in) financing activities	7,009	(31,197)
Net increase in cash and cash equivalents	27,254	16,516
Cash and cash equivalents, at beginning of period	31,269	41,625
Cash and cash equivalents, at end of period	$58,523	$58,141

Supplemental disclosure:
Exercise price of shares tendered in net settlement of cashless option exercise	$772	$931
Recognition of right-of-use asset and lease liability	$775	$1,878
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	115,031	$117	$417,228	$(23,657)	$(70)	$(117,736)	$275,882
Issuance of common stock upon exercise of options	1,497	1	3,365	—	—	—	3,366
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercise	(428)	—	—	(5,100)	—	—	(5,100)
Stock-based compensation related to employee and director options	—	—	6,724	—	—	—	6,724
Other comprehensive income, net of tax	—	—	—	—	164	—	164
Purchases of treasury stock	(1,168)	—	—	(13,555)	—	—	(13,555)
Net income	—	—	—	—	—	18,274	18,274
Balance at March 31, 2019	114,932	118	427,317	(42,312)	94	(99,462)	285,755
Issuance of common stock upon exercise of options	317	—	1,514	—	—	—	1,514
Stock-based compensation related to employee and director options	—	—	7,791	—	—	—	7,791
Other comprehensive income, net of tax	—	—	—	—	227	—	227
Purchases of treasury stock	(1,612)	—	—	(17,420)	—	—	(17,420)
Net income	—	—	—	—	—	20,186	20,186
Balance at June 30, 2019	113,637	$118	$436,622	$(59,732)	$321	$(79,276)	$298,053

Balance at December 31, 2019	114,549	$120	$457,060	$(62,704)	$261	$(23,555)	$371,182
Issuance of common stock upon exercise of options	67	—	480	—	—	—	480
Stock-based compensation related to employee and director options	—	—	7,988	—	—	—	7,988
Other comprehensive income, net of tax	—	—	—	—	49	—	49
Purchases of treasury stock	(20)	—	—	(275)	—	—	(275)
Net income	—	—	—	—	—	30,065	30,065
Balance at March 31, 2020	114,596	120	465,528	(62,979)	310	6,510	409,489
Issuance of common stock upon exercise of options	1,011	1	7,638	—	—	—	7,639
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercise	(54)	—	—	(835)	—	—	(835)
Stock-based compensation related to employee and director options	—	—	8,548	—	—	—	8,548
Other comprehensive income, net of tax	—	—	—	—	530	—	530
Net income	—	—	—	—	—	28,327	28,327
Balance at June 30, 2020	115,553	$121	$481,714	$(63,814)	$840	$34,837	$453,698
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
Basis of Presentation
We have prepared the following in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X: (i) condensed consolidated balance sheet as of June 30, 2020, (ii) statements of comprehensive income and stockholders’ equity for the three and six months ended June 30, 2020 and 2019 and (iii) statements of cash flows for the six months ended June 30, 2020 and 2019. These do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (which in the applicable periods consist only of normal, recurring adjustments) have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results for the remainder of 2020 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K. The December 31, 2019 balance sheet was derived from audited financial statements at that date.
There have been no material changes in the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2019 except for the adoption of the accounting pronouncements set forth below.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which changes the methodology for measuring credit losses on financial instruments and for determining when such losses are recorded. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. We adopted this standard on January 1, 2020 using the modified retrospective approach with the cumulative effect of the adoption recorded as an adjustment to retained earnings. It had no impact on our condensed consolidated financial statements.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU No. 2019-12 (ASC Topic 740), “Simplifying the Accounting for Income Taxes.” This standard simplifies accounting for income taxes by removing certain exceptions to the general principles and clarifying existing guidance. This standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2021. Early adoption is permitted. We are assessing the impact of this standard on our consolidated financial statements.

2. Composition of Certain Balance Sheet Items
Inventory

	June 30, 2020	December 31, 2019

	(in thousands)
Raw materials	$—	$1,389
Work in progress	9,413	10,086
Finished goods	6,707	5,930
Total inventory	16,120	17,405
Less strategic inventory classified as non-current	(11,193)	(11,981)
Total inventory classified as current	$4,927	$5,424
Because we rely on a single manufacturer for the active pharmaceutical ingredient (“API”) for Korlym, we have purchased and hold significant quantities of API. We classify inventory we do not expect to sell within 12 months of the balance sheet date as “Strategic Inventory,” a long-term asset.
Property and Equipment

	June 30, 2020	December 31, 2019

	(in thousands)
Furniture and equipment	$304	$304
Software	1,472	1,541
Leasehold improvements	533	533
	2,309	2,378
Less accumulated depreciation	(1,690)	(1,328)
	$619	$1,050
Accrued and other liabilities

	June 30, 2020	December 31, 2019

	(in thousands)
Government rebates	$9,160	$8,209
Accrued compensation	5,615	12,331
Income taxes payable	5,417	472
Legal fees	918	1,087
Accrued selling and marketing costs	664	491
Professional fees	463	367
Accrued manufacturing costs	113	33
Other	281	279
Total accrued and other liabilities	$22,631	$23,269
Other assets
As of June 30, 2020 and December 31, 2019, Other assets included $4.4 million and $3.3 million of deposits for clinical trials, respectively.

3. Available-for-Sale Securities and Fair Value Measurements
The available-for-sale securities in our Condensed Consolidated Balance Sheets are as follows:

	June 30, 2020	December 31, 2019

	(in thousands)
Cash equivalents	$34,758	$18,461
Short-term marketable securities	346,835	244,693
Long-term marketable securities	4,200	39,352
Total marketable securities	$385,793	$302,506
The following table presents our available-for-sale securities grouped by asset type:

	Fair Value Hierarchy Level	June 30, 2020				December 31, 2019
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

		(in thousands)
Corporate bonds	Level 2	$120,055	$352	$(4)	$120,403	$109,780	$136	$(6)	$109,910
Commercial paper	Level 2	62,107	1	—	62,108	41,237	—	—	41,237
Asset-backed securities	Level 2	39,560	78	—	39,638	57,195	63	(5)	57,253
Repurchase agreements	Level 2	—	—	—	—	18,000	—	—	18,000
U.S. treasury securities	Level 1	128,449	438	(1)	128,886	75,574	71	—	75,645
Money market funds	Level 1	34,758	—	—	34,758	461	—	—	461
Total Marketable securities		$384,929	$869	$(5)	$385,793	$302,247	$270	$(11)	$302,506
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
Unrealized losses on our available-for-sale debt securities as of June 30, 2020 were not significant and were primarily due to changes in interest rates, and not increased credit risk. Accordingly, we have not recorded an allowance for credit losses associated with these investments.
We do not intend to sell the investments that are in an unrealized loss position, and it is highly unlikely that we will be required to sell the investments before recovery of their full amortized cost basis, which will most likely be at maturity.
We classified accrued interest on our marketable securities of $1.2 million and $1.0 million as of June 30, 2020 and December 31, 2019, respectively, as prepaid and other current assets on our condensed consolidated balance sheet.
As of June 30, 2020, all our marketable securities had original maturities of less than two years. The weighted-average maturity of our holdings was six months. As of June 30, 2020, our long-term marketable securities had remaining maturities of 13 months. None of our marketable securities changed from one fair value hierarchy to another during the three and six months ended June 30, 2020.

4. Leases
We lease our office facilities in Menlo Park, California. On January 1, 2019, we recognized a right-of-use asset and a corresponding lease liability of $1.9 million. Effective October 1, 2019, we amended the lease to extend its term from March 31, 2020 to March 31, 2022 and to add more space beginning April 1, 2020. As a result of this amendment, we recognized an additional right-of-use asset and corresponding lease liability of $3.0 million. Effective June 17, 2020, we amended the lease commencement date for the additional space to June 15, 2020. As a result of this amendment, we recognized an additional right-of-use asset and corresponding lease liability of $0.8 million. The right-of-use asset and lease liability recognized equals the present value of the remaining payments due under our amended lease.
As the operating lease for our facilities does not include an expressly stated interest rate, we calculated the present value of remaining lease payments using a discount rate equal to the interest rate we would pay on a loan with monthly payments and a term equal to the monthly payments and remaining term of our lease. We recognize operating lease payments as expenses using the straight-line method over the term of the lease.
Operating lease expense for each of the three and six months ended June 30, 2020 was approximately $0.4 million and $0.8 million, respectively.
For any future operating lease transactions, we will recognize operating lease right-of-use assets and liabilities equal to the present value of the expected lease payments at the lease commencement date.
Our right-of-use assets and related lease liabilities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Cash paid for operating lease liability	$422	$391	$812	$769
Right-of-use assets obtained in exchange for new operating lease liability	$775	$—	$775	$1,878
As of June 30, 2020, our operating lease had a weighted average remaining lease term of 21 months and a weighted average discount rate of 4.8 percent.
As of June 30, 2020, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

2020 (remainder)	$1,055
2021	2,109
2022	530
3,694
Less imputed interest	(189)
Total lease liabilities	$3,505

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
During the three and six months ended June 30, 2020, we issued 1.0 million and 1.1 million shares, respectively, of our common stock upon the exercise of stock options, compared to 0.3 million and 1.8 million shares during the same period of 2019, respectively. Of the shares exercised during the three and six months ended June 30, 2020, 0.1 million were issued as part of a net-share settlement of cashless option exercises.
The following table summarizes our stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30, 2020
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Stock-based compensation capitalized in inventory	$59	$55	$129	$83
Cost of sales	15	55	38	83
Research and development	2,794	2,505	5,399	4,484
Selling, general and administrative	5,680	5,176	10,970	9,865
Total stock-based compensation	$8,548	$7,791	$16,536	$14,515
Related Party Transaction
On February 26, 2020, we purchased from our Chief Executive Officer $0.3 million of our common stock at a price of $13.54 per share, which was the last quoted price per share on the Nasdaq Capital Market on the date of purchase. We purchased the shares in order to provide him with liquidity to satisfy tax liability arising from his net (cashless) exercise in 2019 of stock options that were about to expire.
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

The following table shows the computation of net income per share for each period:

	Three Months Ended June 30,		Six Months Ended June 30, 2020
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Numerator:
Net income	$28,327	$20,186	$58,392	$38,460
Denominator:
Weighted-average shares used to compute basic net income per share	115,006	114,340	114,790	114,590
Dilutive effect of employee stock options	8,228	7,443	7,966	8,241
Weighted-average shares used to compute diluted net income per share	123,234	121,783	122,756	122,831
Net income per share
Basic	$0.25	$0.18	$0.51	$0.34
Diluted	$0.23	$0.17	$0.48	$0.31
As of June 30, 2020 and 2019, we had 26.4 million and 24.7 million stock options outstanding, respectively.
Because including them would have reduced dilution, we excluded from the computation of diluted net income per share, on a weighted-average basis, 13.4 million and 13.0 million stock options outstanding during the three and six months ended June 30, 2020, respectively, and 10.8 million and 9.8 million stock options outstanding during the three and six months ended June 30, 2019, respectively.
8. Income taxes
We recorded income tax expense of $7.9 million and $17.1 million for the three and six months ended June 30, 2020, net of discrete benefits related to stock option exercises and dispositions of $1.0 million and $1.1 million, respectively. Income tax expense for the three and six months ended June 30, 2020 consisted primarily of reductions in our deferred tax assets of $4.9 million and $10.0 million, respectively, caused by utilization of our federal and state net operating losses and research tax credits, and income tax expense of $3.0 million and $7.0 million, respectively, for federal and in states where we do not have net operating loss carryforwards.
In the three and six months ended June 30, 2019, our income tax expense was $5.6 million and $7.4 million, respectively, consisting primarily of reductions of $4.9 million and $5.8 million, respectively, in our deferred tax assets caused by utilization of our federal and state net operating losses, and income tax expense of $0.7 million and $1.6 million, respectively, in states where we do not have net operating loss carryforwards.
Our effective tax rate differed from the federal statutory rate due to state income taxes and non-deductible stock-based compensation, which increased our tax expense, offset by research and development tax credits and the excess tax deduction arising from the exercise of employee stock options, which reduced our tax expense.
Each quarter, we assess the likelihood that we will generate sufficient taxable income to use our federal and state deferred tax assets. If we believe that recovery of these deferred tax assets is not more likely than not, we will establish a valuation allowance. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including recent operating results, projections of future taxable income, our ability to utilize net operating losses and tax credit carryforwards, and the feasibility of tax planning strategies. Other than valuation allowances against our California net deferred tax assets, we have determined that it is more likely than not we will realize the benefit related to all other deferred tax assets. If we increase a valuation allowance, we will include an expense of equal amount in the Condensed Consolidated Statement of Comprehensive Income in the period in which such determination is made.
On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which provides emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic. Based on our preliminary analysis, the relief provisions will not have a material impact on our condensed consolidated financial statements.
On June 29, 2020, the California governor signed Assembly Bill 85 (“AB 85”) into law. AB 85 limits the use of business incentive tax credits and suspends the use of California net operating losses for 2020, 2021 and 2022 for companies with taxable income of $1 million or more. AB 85 will not have a material impact on our condensed consolidated financial statements.

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
Overview
We are a commercial-stage company engaged in the discovery and development of drugs to treat severe metabolic, oncologic and psychiatric disorders by modulating the effects of the hormone cortisol. Since 2012, we have marketed Korlym® (mifepristone) for the treatment of patients who suffer from endogenous Cushing’s syndrome, a disease caused by excess cortisol activity.
We have discovered more than 1,000 proprietary, selective cortisol modulators in four structurally distinct series. Our lead compounds have entered the clinic as potential treatments for a variety of serious disorders – Cushing’s syndrome, solid tumors (including advanced, high-grade serous ovarian cancer, metastatic pancreatic cancer and castration-resistant prostate cancer), weight-gain caused by antipsychotic medications and non-alcoholic steatohepatitis (“NASH”).
Cushing’s Syndrome
Korlym. We sell Korlym in the United States, using experienced sales representatives to call on physicians caring for patients with endogenous Cushing’s syndrome (hypercortisolism). Because many people who suffer from Cushing’s syndrome are undiagnosed or inadequately treated, we have developed and continue to refine and expand programs to educate physicians and patients about screening for hypercortisolism and the role Korlym can play in treating that disorder. We also have a field-based force of medical science liaisons.
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
We hold 13 method of use patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”) covering various uses of Korlym in the treatment of patients with Cushing’s syndrome, with additional patent applications that may be suitable for listing in the Orange Book under by the U.S. Patent and Trademark Office (“USPTO”). Our Orange Book patents have expiration dates ranging from 2028 to 2037.
Relacorilant. We are conducting a Phase 3 trial of our proprietary, selective cortisol modulator, relacorilant, as a treatment for hypercortisolism. Relacorilant’s Phase 3 trial (“GRACE”) is expected to enroll 130 patients at sites in the United States, Canada, Europe and Israel. Each patient in GRACE will receive relacorilant for 22 weeks. Those who exhibit pre-specified improvements in hypertension or glucose metabolism will enter a twelve-week, double-blind, “randomized withdrawal” phase, in which half of the patients will continue receiving relacorilant and the rest will receive placebo. GRACE’s primary endpoints are the rate and degree of relapse in patients receiving placebo compared to those continuing treatment with relacorilant.
We are also conducting a placebo-controlled, double-blind, Phase 3 trial (“GRADIENT”) of relacorilant to treat patients whose Cushing’s syndrome is caused by an adrenal tumor. Patients with this etiology of Cushing’s syndrome typically have a more indolent course of disease, although their overall health outcomes are poor. We plan for GRADIENT to enroll 130 patients, half of whom will receive relacorilant and half of whom will receive placebo for 26 weeks. GRADEINT’s primary endpoints will be improvement in hypertension and glucose metabolism. Many of the clinical sites in GRACE will participate in GRADIENT.
The FDA and the European Commission (“EC”) have designated relacorilant as an orphan drug for the treatment of Cushing’s syndrome. In the United States, relacorilant’s orphan designation confers tax credits, reduced regulatory fees and, provided we obtain approval, seven years of exclusive marketing rights for the treatment of patients with Cushing’s syndrome. Benefits of orphan drug designation by the EC are similar, but also, include protocol assistance from the European Medicines

Agency (“EMA”), access to the EU’s centralized marketing authorization procedure and, if we obtain approval, ten years of exclusive marketing rights in the European Union (“EU”) for the treatment of patients with Cushing’s syndrome.
In neither the United States nor the EU does orphan drug designation shorten the drug approval process, make approval more likely or prevent competitors from marketing other drugs for the treatment of Cushing’s syndrome.
FKBP5 Gene Expression Assay. The tests used to diagnose patients with hypercortisolism and optimize their treatment are imprecise and often fail to identify patients with less severe manifestations of the disease. Clinical data indicate that expression of the gene FKBP5, which is stimulated by cortisol activity, is high in patients suffering from hypercortisolism (i.e., excess cortisol activity), but subsides when they are successfully treated. We are testing this hypothesis in the GRACE and GRADIENT trials and have developed an assay that measures FKBP5 gene expression. We believe successful development of this assay will enable physicians to identify new patients with hypercortisolism more easily and better treat those already in their care.
Oncology
Many types of solid tumors express GR and are potential targets for cortisol modulation therapy, among them pancreatic, ovarian, castration-resistant prostate and adrenocortical cancer.
Relacorilant in Patients with Solid Tumors. In July 2020, we completed enrollment in a controlled Phase 2 trial of relacorilant in combination with Abraxane in patients with advanced, high-grade serous ovarian tumors. The trial enrolled 178 patients at sites in the United States and Europe. Two thirds of the patients are receiving relacorilant plus Abraxane and the rest are receiving Abraxane alone. The primary endpoint is progression-free survival, as measured using the Response Evaluation Criteria in Solid Tumors. We expect data from this trial to be available in the first half of 2021.
We also initiated a Phase 3 trial (“RELIANT”) of relacorilant plus Abraxane in patients with metastatic pancreatic cancer. RELIANT is expected to enroll 80 patients, all of whom will receive relacorilant plus Abraxane. We plan an interim analysis of data from the first 40 patients.
Relacorilant has been designated an orphan drug in both the United States and the European Union for the treatment of pancreatic cancer.
Cortisol Modulators in Patients with Castration-Resistant Prostate Cancer. We are conducting an open label, dose-finding trial of our proprietary, selective cortisol modulator exicorilant combined with Xtandi in patients with metastatic CRPC. Investigators at the University of Chicago are conducting a dose-finding trial of relacorilant combined with Xtandi in the same patient population. We are providing relacorilant. We own U.S. and international patents covering relacorilant and exicorilant’s composition of matter and U.S. patents covering their use to treat prostate cancer.
We have exclusively licensed from the University of Chicago U.S. patents for the use of cortisol modulators to treat prostate cancer (including more specifically castration-resistant prostate cancer) and triple-negative breast cancer.
Metabolic Diseases
Antipsychotic-Induced Weight Gain. Extensive pre-clinical and clinical data suggest that our propriety, selective cortisol modulator miricorilant can prevent weight gain and other metabolic side-effects caused by antipsychotic medications such as olanzapine and risperidone. In our double-blind, placebo-controlled Phase 1b trial, 98 healthy subjects received daily doses of olanzapine (10 mg) and either miricorilant (600 mg or 900 mg) or placebo for 14 days. Study participants who received miricorilant gained less weight than subjects receiving placebo. In addition, markers of liver damage that rise temporarily at the start of olanzapine therapy increased less sharply in subjects receiving miricorilant, suggesting that miricorilant may have protective effects in the liver.
We are also conducting a Phase 2, double-blind, placebo-controlled trial (“GRATITUDE”) of miricorilant in the reversal of recent antipsychotic-induced weight gain. GRATITUDE is expected to enroll 100 patients with schizophrenia at 20 sites in the United States. Study participants will receive their established antipsychotic medication and will have either miricorilant or placebo added to their regimen for 12 weeks. The trial’s primary endpoint is reduction in weight. We are also planning to conduct a double-blind placebo-controlled Phase 2 trial in patents with long-standing antipsychotic-induced weight gain.
Liver Disease. Miricorilant is potent in animal models of fatty liver and liver fibrosis. We plan to conduct a double-blind, placebo-controlled, Phase 2 trial evaluating miricorilant as a treatment for NASH.

Continued Discovery and Development
We plan to continue identifying selective cortisol modulators and advancing the most promising of them towards the clinic. We are conducting a Phase 1 trial of our proprietary, selective cortisol modulator CORT113176. This molecule has shown promise in animal models of amyotrophic lateral sclerosis (or “ALS”).
COVID-19 Pandemic
Due to the COVID-19 pandemic, in California, where our headquarters are located, and in the states where most of our clinical specialists and medical science liaisons live, residents are subject to public health orders restricting their activities. We are exempt from some quarantine requirements in some jurisdictions because pharmaceutical companies are typically deemed “essential businesses.” Nonetheless, to protect the public health and the health of our employees, we are conducting a significant portion of our business by means of video and teleconferences and e-mail. We rely on third-party manufacturers, distributors (including the specialty pharmacy that dispenses Korlym), information technology service providers, law and accounting firms, clinical research organizations and others, most of which are also subject to pandemic-related restrictions. The response of physicians, medical institutions and patients to the pandemic varies widely from state-to-state and within states, and tends to become more or less stringent as the number of reported cases of COVID-19 rise and fall, which makes the overall impact of the pandemic difficult to forecast.
The effect of the COVID-19 pandemic on our 2020 revenue and expenses is uncertain. Physicians, hospitals and medical clinics have taken steps to reduce the risk of coronavirus infection in their practices, including temporarily suspending office visits by pharmaceutical company representatives, which have reduced the effectiveness of our sales and marketing efforts. To maintain physician engagement, we have implemented a program of teleconference and video meetings. Although it is too early to know how effective these measures will be, we believe they will not work as well as in-person visits to educate physicians about Cushing’s syndrome and the potential of Korlym to benefit their patients. In addition, many physicians have reduced the frequency of patient visits, which, together with pandemic-related closures of laboratory facilities and imaging centers and the reluctance of some patients to leave their homes, make diagnosing and optimally treating patients with Cushing’s syndrome more difficult. All of these factors will make it more difficult for us to increase the number of patients who receive Korlym, even though there remain many patients who could benefit from the medication and who have not yet received it.
The pandemic’s impact on our clinical development programs is also difficult to estimate. Although none of the patients in our clinical trials have stopped participation for reasons related to the pandemic, some of the sites at which we are conducting trials have stopped enrolling new patients or have reduced the frequency with which physicians see study participants. Some sites have suspended or halted the initiation of new clinical trials. At other clinical sites, new patient enrollment and new study initiations continue, but at a slower pace. These changes are likely to lengthen the time it takes us to complete our development programs.
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
Net product revenue was $88.6 million and $181.8 million for the three and six months ended June 30, 2020, respectively, compared to $72.3 million and $137.1 million and for the comparable periods in 2019, respectively. Higher sales volume accounted for 33.9 percent and 45.4 percent of the increase, respectively, as we shipped Korlym to more patients. An increase in the average price of Korlym tablets accounted for the rest. Korlym’s average price increased due to (i) price increases that took effect on August 1, 2019 and January 1, 2020, (ii) a decrease in the percentage of patients taking Korlym who are covered by Medicaid (which reimburses for Korlym at a lower rate than private insurers and other government programs) and (iii) statutorily-mandated increases in the price paid by certain government programs.
Cost of sales – Cost of sales includes the cost of API, tableting, packaging, personnel, overhead, stability testing and distribution.
Cost of sales was $1.2 million and $3.1 million for the three and six months ended June 30, 2020, respectively, as compared to $1.4 million and $2.6 million for the comparable periods in 2019. Cost of sales as a percentage of revenue was 1.4 percent and 1.7 percent for the three and six months ended June 30, 2020, respectively, compared to 1.9 percent for each of the comparable periods in 2019. Cost of sales as a percentage of revenue declined due to an increase in the average price of Korlym.
Research and development expenses – Research and development expenses include the cost of (1) clinical trials, (2) recruiting and compensating development personnel, (3) drug product and preclinical studies in support of clinical trials and regulatory submissions, (4) the development of drug formulations and manufacturing processes and (5) discovery research.
Research and development expenses increased to $26.5 million for the three months ended June 30, 2020 from $21.7 million for the comparable period in 2019 and increased to $52.6 million for the six months ended June 30, 2020 from $41.9 million for the comparable period in 2019. The increases for the three and six months ended June 30, 2020 were primarily due to increased spending on the advancement of our oncology and endocrinology development programs and on the recruitment and compensation of development personnel.

	Three Months Ended June 30,		Six Months Ended June 30, 2020
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Development programs:
Oncology	$5,972	$4,908	$18,288	$10,122
Endocrinology	10,574	8,726	20,581	15,572
Pre-clinical and early phase clinical activities[1]	2,843	2,470	2,843	6,029
Unallocated activities, including manufacturing and regulatory activities	4,314	3,047	5,509	5,693
Stock-based compensation	2,794	2,505	5,399	4,484
Total research and development expense	$26,497	$21,656	$52,620	$41,900
1A portion of expenses for the three and six months ended June 30, 2020 relating to pre-clinical and early phase clinical activities was allocated between their respective development programs.
It is difficult to predict the timing and cost of development activities, which are subject to many uncertainties and risks, including trial delays and other effects of the COVID-19 pandemic, inconclusive or negative results, slow patient enrollment, adverse side effects and difficulties in the formulation or manufacture of study drugs and the lack of drug-candidate efficacy. In addition, clinical development is subject to intensive government oversight and regulations that may change unpredictably and without notice. We expect our research and development expense in 2020 to be higher than it was in 2019 as our clinical programs advance. Research and development spending in future years will depend on the outcome of our pre-clinical and clinical trials and our development plans.
Selling, general and administrative expenses - Selling, general and administrative expenses include (1) compensation of employees, consultants and contractors engaged in commercial and administrative activities, (2) legal and accounting fees and (3) the cost of vendors supporting commercial activities.
Selling, general and administrative expenses for the three months ended June 30, 2020 increased to $25.6 million from $24.6 million for the comparable period in 2019 and increased to $53.1 million for the six months ended June 30, 2020 from $49.0 million for the comparable period in 2019. The increases for the three and six months ended June 30, 2020 were primarily due to increases in employee recruiting and compensation expenses, increased legal costs, volume-related pharmacy and other distribution costs and professional service fees.
We expect our selling, general and administrative expenses to be higher in 2020 than in 2019, due to increased commercial and administrative activities arising from increased sales volumes, litigation and support for increased research and development activity. Selling, general and administrative activities in future years will depend on the cost and extent of our commercial activities, the scope of our research and development programs and the progress and magnitude of our litigation.
Interest and other income - Interest and other income for the three months ended June 30, 2020 decreased to $1.0 million from $1.2 million for the comparable period in 2019. The decrease for the three months ended June 30, 2020 compared to the same period in 2019 was due to a market-wide reduction in interest rates. Interest and other income for the six months ended June 30, 2020 increased to $2.5 million from $2.3 million for the comparable period in 2019. The increase for the six months ended June 30, 2020 compared to the same period in 2019 was due to growth in our holdings of cash and marketable securities, partially offset by a reduction in interest rates.

Income tax expense - Income tax expense for the three and six months ended June 30, 2020 was $7.9 million and $17.1 million, respectively, compared to $5.6 million and $7.4 million for the three and six months ended June 30, 2019, respectively. The increases in income tax expense were primarily due to decreased discrete benefits from the exercises of non-qualified stock options during the three and six months ended June 30, 2020, as compared to the comparable periods in 2019.
Liquidity and Capital Resources
Since 2015, we have relied on revenue from the sale of Korlym to fund our operations.
Based on our current plans, which include fully funding our commercial operations, advancing our proprietary cortisol modulators in Cushing’s syndrome, solid tumors, antipsychotic-induced weight gain and NASH, we expect to fund our operations without needing to raise additional funds, although we may choose to raise additional funds for other reasons. If we were to raise funds, equity financing would be dilutive to stockholders. Debt financing could involve restrictive covenants. Funds raised through collaborations with other companies may require us to relinquish certain rights in our product candidates.
At June 30, 2020, we had cash, cash equivalents and marketable securities of approximately $409.6 million, consisting of cash and cash equivalents of $58.5 million and marketable securities of $351.0 million, compared to cash and cash equivalents of $31.3 million and marketable securities of $284.0 million at December 31, 2019.
The cash in our bank accounts and our marketable securities could be affected if the financial institutions holding them were to fail or severely adverse conditions were to arise in the markets for public or private debt securities. We have never experienced a loss or lack of access to cash.
Net cash provided by operating activities for the six months ended June 30, 2020 was $86.5 million, compared to $49.2 million for the comparable period in 2019. This increase was primarily due to greater revenue, as we shipped Korlym to more patients.
Net cash used in investing activities for the six months ended June 30, 2020 was $66.2 million, compared to net cash used in investing activities of $1.5 million for the comparable period in 2019. This increase was primarily due to increased purchases of marketable securities with cash generated by our operating activities.
Net cash provided by financing activities for the six months ended June 30, 2020 was $7.0 million compared to net cash used in financing activities of $31.2 million for the comparable period in 2019. Stock option exercises provided $7.3 million in the six months ended June 30, 2020, compared to $3.9 million in the comparable period in 2019. In the first quarter of 2020, we purchased from our Chief Executive Officer $0.3 million of our common stock in order to provide him liquidity to satisfy tax liability arising from his net (cashless) exercise in 2019 of stock options that were about to expire.
In the first half of 2019, we repurchased an aggregate of $31.0 million of our common stock in accordance with our now-terminated stock repurchase program and paid an additional $4.2 million to satisfy statutory withholding requirements for the net settlement of a cashless option exercise in March 2019.
At June 30, 2020, we had retained earnings of $34.8 million.
Contractual Obligations and Purchase Commitments
Our contractual payment obligations and purchase commitments as of December 31, 2019 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. Other than the addition of a commitment to purchase $5.9 million of API from PCAS, our payment obligations and purchase commitments have not changed materially during the six months ended June 30, 2020. See Note 5 to our Unaudited Condensed Consolidated Financial Statements for more information regarding our purchase commitments.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks as of June 30, 2020 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. Although the COVID-19 pandemic has significantly increased volatility in the equity markets, the market risks associated with our cash, cash equivalents and marketable securities, which consists entirely of debt instruments with maturities of less than 18 months, have not changed materially during the six months ended June 30, 2020.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures provide a reasonable level of assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and (ii) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, so as to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that our disclosures are accurate and timely.
Changes in internal control over financial reporting. Our Chief Financial Officer and other members of management have evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2020 and concluded that there was no change during the quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Teva ANDA Litigation.
In February 2018, we received a Paragraph IV Notice Letter advising that Teva had submitted an Abbreviated New Drug Application (“ANDA”) to the FDA seeking authorization to manufacture, use or sell a generic version of Korlym in the United States prior to the expiration of certain of our patents related to Korlym - U.S. Patent No. 8,921,348 (the “’348 patent”) and U.S. Patent No. 9,829,495 (the “’495 patent”) - which are listed in the Orange Book. Teva’s February 5, 2018 Notice Letter alleges that the ’348 patent, with an expiration date in August 2028, and the ’495 patent, with an expiration date in August 2036, will not be infringed by Teva’s proposed product, are invalid and/or are unenforceable. On March 15, 2018, we filed a lawsuit in the U.S. District Court for the District of New Jersey against Teva for infringement of these patents. On October 12, 2018, Teva received tentative approval from the FDA for its ANDA. In accordance with the Hatch-Waxman Act, however, as a result of filing a timely lawsuit against Teva, FDA final approval of Teva’s ANDA was stayed for 30 months, until August 1, 2020.
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
In accordance with the Hatch-Waxman Act, as a result of filing a timely lawsuit against Sun, FDA approval of Sun Ltd.’s ANDA will be stayed until the earlier of (i) 30 months from our June 10, 2019 receipt of Sun Ltd.’s Paragraph IV Notice Letter or (ii) a District Court decision finding that the ’348, ’214, and ’495 patents are invalid, unenforceable or not infringed.
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

We moved to dismiss the consolidated complaint on January 27, 2020. Rather than oppose our motion to dismiss, on March 20, 2020, the lead plaintiff filed a second amended complaint. On May 11, 2020, we moved to dismiss the second amended complaint. We received plaintiff’s opposition to our motion on June 25, 2020 and filed our reply on July 27, 2020. Oral argument of our motion to dismiss is set for October 8, 2020.
We will respond vigorously to plaintiff’s claims, but cannot predict the outcome of this matter.
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
•the lack of availability of adequate government or private insurance (which may be exacerbated if significant increases in unemployment cause patients to lose employer-provided private health insurance and either shift to Medicaid, which reimburses Korlym at a significantly lower price, or become uninsured, which would increase the burden on our financial assistance and free drug programs and on the independent charities we support);
•negative publicity and political concerns about Korlym’s active ingredient, mifepristone, which is approved in another drug for the termination of pregnancy; and
•technological change that makes Korlym obsolete.
Failure to generate sufficient Korlym revenue may prevent us from fully funding our planned commercial and clinical activities and would likely cause our stock price to decline.
The COVID-19 pandemic or another public health emergency, natural disasters, terrorism and other catastrophes could disrupt our activities and render our own or our vendors’ facilities and equipment inoperable or inaccessible and require us to cease or curtail operations.
Since being reported in December 2019, COVID-19, a serious and sometimes fatal illness, has spread globally, including to every state in the United States. Many countries, including most states of the United States, have reacted by instituting quarantines and restrictions on work and travel. In California, where our headquarters are located, and in the states where most of our clinical specialists and medical science liaisons live and work, residents are subject to significant public health restrictions. Attempts by some states to lift these restrictions have led to a sharp increase in the number of new COVID-19 infections, which has in turn led to reimposition of restrictions in some states, as well as voluntary reductions in public activities by residents concerned for their health. Although many of these orders designate pharmaceutical companies as “essential businesses” with some freedom to operate, we have been managing our business primarily by video conference, teleconference and email, because we believe the public good and the safety of our employees requires it. We rely on third-party manufacturers, distributors (including the specialty pharmacy that dispenses Korlym), information technology and software service providers, law and accounting firms, clinical research organizations and consultants who are subject to, or may become subject to, pandemic-related controls. If these third parties cannot perform the services we require in a timely way and we cannot successfully implement replacements or workarounds, our business, results of operations and financial condition could be harmed.
COVID-19 has made it more difficult to interact with physicians who treat patients with Cushing’s syndrome. Steps physicians have taken to reduce the risk of COVID-19 infection in their practices include reducing the frequency of patient office visits and barring office visits by third parties, including our clinical specialists and medical science liaisons. Pandemic-related closures of clinical laboratories and imaging centers, as well as the reluctance of patients to leave the safety of their homes, has made it difficult for many physicians to identify patients who may benefit from Korlym, begin their treatment, titrate to an optimum dose and maintain their regimen. If physicians do not prescribe Korlym to new patients or patients already receiving Korlym discontinue treatment, our revenue will be reduced.
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
The marketing exclusivity provided by Korlym’s orphan drug designation expired in February 2019, which means other companies may seek to introduce generic equivalents of Korlym for the treatment of Cushing’s syndrome, provided they receive FDA approval and can show that they would not infringe our applicable patents or that those patents are invalid or unenforceable. If our patents are successfully challenged and a generic version of Korlym becomes available, our sales of Korlym tablets and their price could decline rapidly and significantly, which would reduce our revenue and materially harm our results of operations and financial position. Competition from a generic version of Korlym may also cause our revenue to be materially less than the public guidance we have provided, which would likely cause the price of our common stock to decline.
We have sued Teva and Sun in Federal District Court with respect to their proposed generic versions of Korlym. In addition, Teva has challenged the validity of one of our patents in a proceeding before the Patent Trial and Appeals Board. Legal action to enforce or defend intellectual property rights is complex, costly and involves significant commitments of management time. There can be no assurance of a successful outcome. Please see “Part II, Item 1, Legal Proceedings.” Furthermore, on August 2, 2020, after the 30-month stay provided by the Hatch-Waxman Act has expired, Teva may choose to market a generic version of

Korlym, notwithstanding any ongoing litigation or administrative disputes with us. Even if we prevail in our legal actions and Teva withdraws its product and pays us damages, the temporary availability of a generic version of Korlym would materially harm our results of operations and financial condition.
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
The COVID-19 pandemic has already caused a global economic contraction that may last a long time. Significant increases in unemployment stemming from the pandemic may cause some patients to lose access to employer-sponsored insurance, which pays significantly more for Korlym than do state Medicaid plans, and may increase patient reliance on our financial assistance and free drug programs and on the independent charities we support. In addition, there may be delays in coverage as patients secure authorization for Korlym treatment from a new insurer. If the pandemic causes any of these effects, our charitable donation expenses would increase and our revenue would decline.
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
Other legislative and regulatory changes have been proposed and adopted in the United States since the PPACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of 2 percent per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2020, unless additional Congressional action is taken. In addition, the American Taxpayer Relief Act of 2012, which further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Moreover, the federal government and the individual states in the United States have become increasingly active in developing proposals, passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, formulary flexibility, marketing cost disclosure and transparency measures.
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
The facilities used by our vendors to manufacture and package the API and drug product for Korlym and our product candidates must be approved by the FDA and, in some cases, the European Medicines Agency (“EMA”). We do not control the activities of these vendors, including whether they maintain adequate quality control and hire qualified personnel. We are dependent on them for compliance with the regulatory requirements known as current good manufacturing practices (“cGMPs”). If our vendors cannot manufacture material that conforms to our specifications and the strict requirements of the FDA or others, they will not be able to maintain regulatory authorizations for their facilities and we could be prohibited from using the API or drug product they have provided. If the FDA, EMA or other regulatory authorities withdraw regulatory authorizations of these facilities, we may need to find alternative vendors or facilities, which would be time-consuming, complex and expensive and could significantly hamper our ability to develop, obtain regulatory approval for and market our products. Sanctions could be imposed on us, including fines, injunctions, civil penalties, refusal of regulators to approve our product candidates, delays, suspensions or withdrawals of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business.

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
•the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created federal criminal laws that prohibit executing a scheme to defraud any health care benefit program or making false statements relating to health care matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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
We and our partners may be subject to federal, state and foreign laws and regulations concerning data privacy and security, including HIPAA and the EU General Data Protection Regulation (“GDPR”). These and other regulatory frameworks are evolving rapidly as new rules are enacted and existing ones updated and made more stringent.
In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, violating consumers’ privacy or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.
In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Confidentiality of Medical Information Act imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. Further, on June 28, 2018, California enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Similar laws have been proposed at the federal level and in other states.
The GDPR went into effect in 2018 and has become binding against all EEA member states. It imposes stringent requirements for controllers and processors of personal data, particularly with respect to clinical trials. The GDPR provides that EEA member states may make their own further laws and regulations limiting the processing of health data, which could limit our ability to use and share personal data or could cause our costs to increase and harm our business and financial condition. In addition, the GDPR increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. Recent legal developments have also created complexity and compliance uncertainty regarding certain transfers of information from the EEA to the United States. For example, on June 16, 2020, the Court of Justice of the European Union (“CJEU”) declared the EU-U.S. Privacy Shield framework to be invalid. As a result, Privacy Shield is no longer a valid mechanism for transferring personal data from the EU to the United States. Moreover, it is uncertain whether the standard contractual clauses will also be invalidated by the European courts or legislature. The GDPR imposes substantial fines for breaches of data protection requirements, which can be up to four percent of global revenue for the preceding financial year or €20 million, whichever is greater, and it also confers a private right of action on data subjects for breaches of data protection requirements. Compliance with European data protection laws is a rigorous and time intensive process that may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our European activities. Additionally, following the United Kingdom’s withdrawal from the EU, we have to comply with the GDPR and separately the GDPR as implemented in the United Kingdom, each regime having the ability to fine up to the greater of €20 million/ £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk.
Complying with U.S. and foreign privacy and security laws and regulations is complex and costly. Failure to comply by us or our vendors could subject us to litigation, government enforcement actions and substantial penalties and fines, which could harm our business.
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
Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Changes in federal, state and local tax laws may reduce our net earnings.
Our earnings are subject to federal, state and local tax. We offset a portion of our earnings using net operating losses and our taxes using research and development tax credits, which reduces the amount of tax we pay. Some jurisdictions require that we pay taxes or fees calculated as a percentage of sales, payroll expense, or other indicia of our activities. Please see “Part I, Item I, Notes to Unaudited Condensed Consolidated Financial Statements - Income Taxes.” Changes to existing tax laws that we cannot control or predict could materially increase the amount of taxes and fees we must pay. For example, an increase in income tax rates or a reduction or elimination of net operating losses and research and development tax credits could significantly increase our tax expense, which would reduce our net income and adversely affect our results of operations.
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
A trial may also be suspended or terminated by us, the trial’s data safety monitoring board, the IRBs governing the sites where the trial is being conducted or the FDA for many reasons, including failure to comply with regulatory requirements or clinical protocols, negative findings in an inspection of our clinical trial operations or trial sites by the FDA or other authorities, unforeseen safety issues, failure to demonstrate a benefit or changes in government regulations. Disruptions caused by the COVID-19 pandemic increase the likelihood of delays in initiating or completing our planned and ongoing clinical trials. Please see the risk factor, “The COVID-19 pandemic has made conducting our clinical development programs more difficult.”
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
The COVID-19 pandemic has made conducting our clinical development programs more difficult.
We conduct clinical trials at sites in the United States, Canada, Europe and Israel. In all of those places, authorities have imposed significant public health restrictions of varying degrees of severity which are likely to persist until a COVID-19 vaccine or effective treatment is available. In addition, physicians, patients and medical institutions have changed their behavior in an attempt to reduce the risk of infection that makes clinical trials more expensive, time-consuming and risky to initiate and conduct.

Some of the sites where we are conducting clinical trials have stopped enrolling new patients or reduced the frequency with which enrolled patients see their physicians. Some clinical sites have temporarily stopped initiating new trials. Many patients are reluctant to participate in procedures required by our clinical trial protocols because they fear infection. If COVID-19 remains prevalent, we may experience additional disruptions, which could have a material adverse impact on our clinical trial plans and timelines, including:
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
•interruption of key clinical trial activities, such as clinical trial site monitoring, patient visits and follow-up, study procedures and data collection, that could affect the integrity of clinical trial data, due to limitations on travel;
•the infection of patients enrolled in our clinical trials with COVID-19, which could affect the results of the clinical trial, including by increasing the number of observed adverse events or by causing patients to drop out of the study;
•patient discontinuations due to fear of infection with COVID-19;
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
Our ability to physically inspect our vendors and clinical sites has been limited by the COVID-19 pandemic and associated public health restrictions, which increases the risk that failures to meet applicable requirements will go undetected.
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
Patients in clinical trials report changes in their health, including new illnesses, injuries, and discomforts, to their study doctor. Often, it is not possible to determine whether or not these conditions were caused by the drug candidate being studied or something else. As we test our product candidates in larger, longer and more extensive clinical trials, or as use of them becomes more widespread if we receive regulatory approval, patients may report serious adverse events that did not occur or went undetected in previous trials. Many times, serious side effects are only detected in large-scale, Phase 3 clinical trials or following commercial approval.
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
The pharmaceutical industry is competitive and subject to rapid technological change. Our potential competitors include large pharmaceutical companies, which have greater clinical, marketing and sales resources than our own and may develop and commercialize medications that are superior to and less expensive than ours, which could negatively affect our financial results.
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
We are dependent on revenue from the sale of Korlym and our cash reserves to fund our commercial operations and development programs. If Korlym revenue declines significantly, we may need to curtail our operations or raise funds to support our plans. We may also choose to raise funds for strategic reasons. We cannot be certain funding will be available on acceptable terms or at all. The COVID-19 pandemic has increased volatility and may reduce liquidity in the equity markets, which would make raising additional capital more difficult and expensive. Equity financing would cause dilution, debt financing may involve restrictive covenants. Neither type of financing may be available to us on attractive terms or at all. If we obtain funds through collaborations with other companies, we may have to relinquish rights to one or more of our product candidates. If our revenue declines and our cash reserves are depleted, and if adequate funds are not available from other sources, we may have to delay, reduce the scope of, or eliminate one or more of our development programs.
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
We own or have exclusively licensed issued U.S. patents covering the use of cortisol modulators, including mifepristone, to treat a variety of disorders. A method of use patent covers only a particular use of a compound, not its composition. Because our patents do not cover the composition of mifepristone, we cannot prevent others from commercializing mifepristone to treat disorders not covered by our method of use patents. The availability of mifepristone for these disorders may enable patients to obtain mifepristone from other companies for indications covered by our patents. Although such “off-label” use would violate our patents, effectively monitoring compliance and enforcing our rights may be difficult and costly. Mifepristone is sold in the United States by Danco Laboratories for the termination of pregnancy. We cannot be certain that patients with Cushing’s syndrome will not be able to obtain mifepristone from Danco or another company, should that company receive approval to market mifepristone for any indication.
Risks Related to Our Stock
The price of our common stock fluctuates widely and is likely to continue to do so. Opportunities for the sale of shares at any particular time may be limited.
We cannot assure investors that a liquid trading market for our common stock will exist at any particular time. As a result, holders of our common stock may not be able to sell shares quickly or at the current market price. During the 52-week period ended July 28, 2020, our average daily trading volume was approximately 955,694 shares and the intra-day sales prices per share of our common stock on The Nasdaq Stock Market ranged from $9.70 to $18.52. As of July 28, 2020, our officers, directors and principal stockholders beneficially owned approximately 17 percent of our common stock.
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
The guidance we provide as to our expected 2020 revenue is only an estimate of what we believe is realizable at the time we give such guidance. It is difficult to predict our revenue and our actual results may vary materially from our guidance. The effect on our business of the COVID-19 pandemic is difficult to estimate. In addition, the rate of physician adoption of Korlym and the actions of government and private payers is uncertain. We may experience competition from generic versions of Korlym, which our public revenue guidance does not anticipate. We may not meet our financial guidance or other investor expectations for other reasons, including those arising from the risks and uncertainties described in this report and in our other public filings and public statements. Research analysts publish estimates of our future revenue and earnings based on their own analysis. The revenue guidance we provide may be one factor they consider when determining their estimates.

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
As of July 28, 2020, our officers and directors beneficially owned approximately 17 percent of our common stock. Acting together, these stockholders could significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling stockholders.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities
The table below describes our purchases of our common stock during the three months ended June 30, 2020 (in thousands, except per share data):

Fiscal Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Approximate Dollar Amount of Shares

April 1, 2020 to April 30, 2020	—	$—	$—
May 1, 2020 to May 31, 2020	11	$15.75	174
June 1, 2020 to June 30, 2020	42	$15.60	661
Total	53	$15.63	$835
1On May 22, 2020, we issued 50,000 shares of common stock as part of a net-share settlement of a cashless option exercise, of which 11,016 shares were tendered to us in satisfaction of related exercise costs. On June 16, 2020, we issued 50,000 shares as part of a net-share settlement of a cashless option exercise, of which 42,368 were tendered to us in satisfaction of related exercise costs and tax withholding requirements.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
On August 3, 2020, we entered into Severance and Change in Control Agreements with Hazel Hunt, Joseph Douglas Lyon and Sean Maduck, each similar in form to the agreements with our other executive officers, which provide that, upon involuntary termination without cause or for good reason, regardless of whether it is in connection with a change in control, Ms. Hunt and Messrs. Lyon and Maduck will be eligible for 12 months of their respective then-current base salary and continued health insurance coverage for this same period (as applicable). In addition, the agreements provide for the full vesting of all outstanding equity awards in the event that Ms. Hunt’s or Messrs. Lyon’s or Maduck’s employment is involuntarily terminated without cause or for good reason within 18 months following a change in control.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2012).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on February 13, 2017).
10.1†	Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Hazel Hunt, dated August 3, 2020
10.2†	Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Joseph Douglas Lyon, dated August 3, 2020.
10.3†	Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Sean Maduck, dated August 3, 2020
10.4	Fifth Amendment to Office Lease Agreement by and between Exponent Realty, LLC and Corcept Therapeutics Incorporated, made and entered into as of June 17, 2020.
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Charles Robb, Chief Financial Officer of the registrant.
32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.
32.2	18 U.S.C. Section 1350 Certifications of Charles Robb, Chief Financial Officer of the registrant.
101	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2020 and 2019, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2020 and 2019, (iv) Unaudited Condensed Consolidated Statement of Stockholder’s Equity and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
† Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date:	August 4, 2020	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D.
Chief Executive Officer

Date:	August 4, 2020	/s/ Charles Robb
Charles Robb
Chief Financial Officer