Form 10-Q
period 2020-09-30
CORCEPT THERAPEUTICS INC
filed 2020-11-03
CIK 1088856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On October 28, 2020, there were 116,172,927 shares of common stock outstanding at a par value of $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$30,560	$31,269
Short-term marketable securities	398,233	244,693
Trade receivables, net of allowances	21,957	19,928
Inventory	4,817	5,424
Prepaid expenses and other current assets	7,926	6,044
Total current assets	463,493	307,358
Strategic inventory	12,075	11,981
Operating lease right-of-use asset	2,993	3,446
Property and equipment, net of accumulated depreciation	1,311	1,050
Long-term marketable securities	15,425	39,352
Other assets	5,010	3,448
Deferred tax assets, net	33,818	45,677
Total assets	$534,125	$412,312
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,510	$7,537
Accrued clinical expenses	15,532	6,477
Accrued and other liabilities	18,972	23,269
Short-term operating lease liability	2,034	1,558
Total current liabilities	43,048	38,841
Long-term operating lease liability	997	1,903
Long-term accrued income taxes	400	386
Total liabilities	44,445	41,130
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock	—	—
Common stock	121	120
Additional paid-in capital	496,489	457,060
Treasury stock	(63,969)	(62,704)
Accumulated other comprehensive income	577	261
Retained earnings (accumulated deficit)	56,462	(23,555)
Total stockholders’ equity	489,680	371,182
Total liabilities and stockholders’ equity	$534,125	$412,312
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Product revenue, net	$86,327	$81,505	$268,139	$218,591
Operating expenses:
Cost of sales	1,216	1,451	4,328	4,068
Research and development	33,869	22,805	86,489	64,705
Selling, general and administrative	26,523	24,245	79,630	73,228
Total operating expenses	61,608	48,501	170,447	142,001
Income from operations	24,719	33,004	97,692	76,590
Interest and other income	622	1,348	3,103	3,626
Income before income taxes	25,341	34,352	100,795	80,216
Income tax expense	(3,716)	(8,012)	(20,778)	(15,416)
Net income	$21,625	$26,340	$80,017	$64,800
Other comprehensive income (loss):
Net unrealized (loss) gain on available-for-sale investments, net of tax impact of $109, $1, $(81) and $(123), respectively	(347)	(2)	259	389
Foreign currency translation loss, net of tax	84	(5)	57	(5)
Total comprehensive income	$21,362	$26,333	$80,333	$65,184

Basic net income per share	$0.19	$0.23	$0.70	$0.57

Diluted net income per share	$0.17	$0.22	$0.65	$0.53

Weighted-average shares outstanding used in computing net income per share
Basic	115,734	113,875	115,107	114,349
Diluted	124,464	121,762	123,337	122,478
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$80,017	$64,800
Adjustments to reconcile net income to net cash generated from operations:
Stock-based compensation	25,109	21,703
Deferred income taxes	11,778	11,731
Amortization (accretion) of interest income	404	(1,413)
Depreciation and amortization of property and equipment	447	474
Non-cash amortization of right-of-use asset	1,228	1,136
Others	148	—
Changes in operating assets and liabilities:
Trade receivables	(2,029)	(4,817)
Inventory	694	(654)
Prepaid expenses and other current assets	(1,882)	(58)
Other assets	(1,562)	(100)
Accounts payable	(988)	(2,424)
Accrued clinical expenses	9,055	600
Accrued and other liabilities	(4,315)	(2,207)
Operating lease liabilities	(1,205)	(1,108)
Net cash provided by operating activities	116,899	87,663
Cash flows from investing activities:
Purchases of property and equipment	(807)	(953)
Proceeds from maturities of marketable securities	193,418	168,445
Purchases of marketable securities	(323,094)	(223,331)
Net cash used in investing activities	(130,483)	(55,839)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options, net of issuance costs	13,240	6,643
Repurchase of common stock	(275)	(30,975)
Cash paid to satisfy statutory withholding requirement for net settlement of cashless option exercise	(90)	(4,169)
Net cash provided by (used in) financing activities	12,875	(28,501)
Net (decrease) increase in cash and cash equivalents	(709)	3,323
Cash and cash equivalents, at beginning of period	31,269	41,625
Cash and cash equivalents, at end of period	$30,560	$44,948

Supplemental disclosure:
Exercise price of shares tendered in net settlement of cashless option exercise	$900	$931
Recognition of right-of-use asset and lease liability	$775	$1,878
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	115,031	$117	$417,228	$(23,657)	$(70)	$(117,736)	$275,882
Issuance of common stock upon exercise of options	1,497	1	3,365	—	—	—	3,366
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercise	(428)	—	—	(5,100)	—	—	(5,100)
Stock-based compensation related to employee and director options	—	—	6,724	—	—	—	6,724
Other comprehensive income, net of tax	—	—	—	—	164	—	164
Purchases of treasury stock	(1,168)	—	—	(13,555)	—	—	(13,555)
Net income	—	—	—	—	—	18,274	18,274
Balance at March 31, 2019	114,932	118	427,317	(42,312)	94	(99,462)	285,755
Issuance of common stock upon exercise of options	317	—	1,514	—	—	—	1,514
Stock-based compensation related to employee and director options	—	—	7,791	—	—	—	7,791
Other comprehensive income, net of tax	—	—	—	—	227	—	227
Purchases of treasury stock	(1,612)	—	—	(17,420)	—	—	(17,420)
Net income	—	—	—	—	—	20,186	20,186
Balance at June 30, 2019	113,637	118	436,622	(59,732)	321	(79,276)	298,053
Issuance of common stock upon exercise of options	473	1	2,696	—	—	—	2,697
Stock-based compensation related to employee and director options	—	—	7,293	—	—	—	7,293
Other comprehensive loss, net of tax	—	—	—	—	(7)	—	(7)
Net income	—	—	—	—	—	26,340	26,340
Balance at September 30, 2019	114,110	$119	$446,611	$(59,732)	$314	$(52,936)	$334,376

Balance at December 31, 2019	114,549	$120	$457,060	$(62,704)	$261	$(23,555)	$371,182
Issuance of common stock upon exercise of options	67	—	480	—	—	—	480
Stock-based compensation related to employee and director options	—	—	7,988	—	—	—	7,988
Other comprehensive income, net of tax	—	—	—	—	49	—	49
Purchases of treasury stock	(20)	—	—	(275)	—	—	(275)
Net income	—	—	—	—	—	30,065	30,065
Balance at March 31, 2020	114,596	120	465,528	(62,979)	310	6,510	409,489
Issuance of common stock upon exercise of options	1,011	1	7,638	—	—	—	7,639
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercise	(54)	—	—	(835)	—	—	(835)
Stock-based compensation related to employee and director options	—	—	8,548	—	—	—	8,548
Other comprehensive income, net of tax	—	—	—	—	530	—	530
Net income	—	—	—	—	—	28,327	28,327
Balance at June 30, 2020	115,553	121	481,714	(63,814)	840	34,837	453,698

Issuance of common stock upon exercise of options	626	—	6,020	—	—	—	6,020
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercise	(11)	—	—	(155)	—	—	(155)
Stock-based compensation related to employee and director options	—	—	8,755	—	—	—	8,755
Other comprehensive income, net of tax	—	—	—	—	(263)	—	(263)
Net income	—	—	—	—	—	21,625	21,625
Balance at September 30, 2020	116,168	$121	$496,489	$(63,969)	$577	$56,462	$489,680
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
Basis of Presentation
We have prepared the following in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X: (i) condensed consolidated balance sheet as of September 30, 2020, (ii) statements of comprehensive income and stockholders’ equity for the three and nine months ended September 30, 2020 and 2019 and (iii) statements of cash flows for the nine months ended September 30, 2020 and 2019. These do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (which in the applicable periods consist only of normal, recurring adjustments) have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results for the remainder of 2020 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K. The December 31, 2019 balance sheet was derived from audited financial statements at that date.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU No. 2019-12 (ASC Topic 740), “Simplifying the Accounting for Income Taxes.” This standard simplifies accounting for income taxes by removing certain exceptions to the general principles and clarifying existing guidance. This standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. Early adoption is permitted. We are assessing the impact of this standard on our consolidated financial statements.

2. Composition of Certain Balance Sheet Items
Prepaid expenses and other current assets
As of September 30, 2020, prepaid expenses and other current assets included $1.8 million of estimated taxes paid for U.S. federal and state income taxes in excess of the estimated current income tax payable. As of December 31, 2019, there were no excess estimated taxes paid.
Inventory

	September 30, 2020	December 31, 2019

	(in thousands)
Raw materials	$1,516	$1,389
Work in progress	9,284	10,086
Finished goods	6,092	5,930
Total inventory	16,892	17,405
Less strategic inventory classified as non-current	(12,075)	(11,981)
Total inventory classified as current	$4,817	$5,424
Because we rely on a single manufacturer for the active pharmaceutical ingredient (“API”) for Korlym, we have purchased and hold significant quantities of API. We classify inventory we do not expect to sell within 12 months of the balance sheet date as “Strategic Inventory,” a long-term asset.
Property and Equipment

	September 30, 2020	December 31, 2019

	(in thousands)
Furniture and equipment	$531	$304
Software	1,441	1,541
Leasehold improvements	1,115	533
	3,087	2,378
Less accumulated depreciation	(1,776)	(1,328)
	$1,311	$1,050

Accrued and other liabilities

	September 30, 2020	December 31, 2019

	(in thousands)
Government rebates	$8,972	$8,209
Accrued compensation	7,671	12,331
Legal fees	876	1,087
Accrued selling and marketing costs	611	491
Professional fees	421	367
Accrued manufacturing costs	172	33
Income taxes payable	—	472
Other	249	279
Total accrued and other liabilities	$18,972	$23,269
Other assets
As of September 30, 2020 and December 31, 2019, Other assets included $4.8 million and $3.3 million of deposits for clinical trials, respectively.
3. Available-for-Sale Securities and Fair Value Measurements
The available-for-sale securities in our Condensed Consolidated Balance Sheets are as follows:

	September 30, 2020	December 31, 2019

	(in thousands)
Cash equivalents	$21,064	$18,461
Short-term marketable securities	398,233	244,693
Long-term marketable securities	15,425	39,352
Total marketable securities	$434,722	$302,506
The following table presents our available-for-sale securities grouped by asset type:

	Fair Value Hierarchy Level	September 30, 2020				December 31, 2019
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

		(in thousands)
Corporate bonds	Level 2	$103,882	$196	$(3)	$104,075	$109,780	$136	$(6)	$109,910
Commercial paper	Level 2	116,726	—	—	116,726	41,237	—	—	41,237
Asset-backed securities	Level 2	33,520	33	—	33,553	57,195	63	(5)	57,253
Repurchase agreements	Level 2	—	—	—	—	18,000	—	—	18,000
U.S. treasury securities	Level 1	159,014	291	—	159,305	75,574	71	—	75,645
Money market funds	Level 1	21,063	—	—	21,063	461	—	—	461
Total Marketable securities		$434,205	$520	$(3)	$434,722	$302,247	$270	$(11)	$302,506
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
Unrealized losses on our available-for-sale debt securities as of September 30, 2020 were not significant and were primarily due to changes in interest rates, and not increased credit risk. Accordingly, we have not recorded an allowance for credit losses associated with these investments.
We do not intend to sell the investments that are in an unrealized loss position, and it is highly unlikely that we will be required to sell the investments before recovery of their full amortized cost basis, which will most likely be at maturity.
We classified accrued interest on our marketable securities of $1.6 million and $1.0 million as of September 30, 2020 and December 31, 2019, respectively, as prepaid and other current assets on our condensed consolidated balance sheet.
As of September 30, 2020, all our marketable securities had original maturities of less than two years. The weighted-average maturity of our holdings was five months. As of September 30, 2020, our long-term marketable securities had remaining maturities of 13 months. None of our marketable securities changed from one fair value hierarchy to another during the three and nine months ended September 30, 2020.
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
Operating lease expense for each of the three and nine months ended September 30, 2020 was approximately $0.5 million and $1.3 million, respectively.
For any future operating lease transactions, we will recognize operating lease right-of-use assets and liabilities equal to the present value of the expected lease payments at the lease commencement date.
Our right-of-use assets and related lease liabilities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Cash paid for operating lease liability	$514	$391	$1,326	$1,160
Right-of-use assets obtained in exchange for new operating lease liability	$—	$—	$775	$1,878
As of September 30, 2020, our operating lease had a weighted average remaining lease term of 18 months and a weighted average discount rate of 4.8 percent.

As of September 30, 2020, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

2020 (remainder)	$527
2021	2,109
2022	530
3,166
Less imputed interest	(135)
Total lease liabilities	$3,031

5. Commitments and Contingencies
In March 2020, to ensure we have sufficient API to meet future demand for Korlym tablets, we committed to purchase an additional 400 kilograms of API from Produits Chimiques Auxiliaires et de Synthese SA (“PCAS,” a member of the Seqens Group) for a total price of $5.9 million. As of September 30, 2020, there remained a $4.4 million obligation in connection with this purchase commitment.
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
During the three and nine months ended September 30, 2020, we issued 0.6 million and 1.7 million shares, respectively, of our common stock upon the exercise of stock options, compared to 0.5 million and 2.3 million shares during the same period of 2019, respectively.
The following table summarizes our stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Stock-based compensation capitalized in inventory	$53	$22	$182	$105
Cost of sales	13	22	51	105
Research and development	2,958	2,350	8,357	6,834
Selling, general and administrative	5,731	4,899	16,701	14,764
Total stock-based compensation	$8,755	$7,293	$25,291	$21,808
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
The following table shows the computation of net income per share for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands, except per share amounts)
Numerator:
Net income	$21,625	$26,340	$80,017	$64,800
Denominator:
Weighted-average shares used to compute basic net income per share	115,734	113,875	115,107	114,349
Dilutive effect of employee stock options	8,730	7,887	8,230	8,129
Weighted-average shares used to compute diluted net income per share	124,464	121,762	123,337	122,478
Net income per share
Basic	$0.19	$0.23	$0.70	$0.57
Diluted	$0.17	$0.22	$0.65	$0.53
As of September 30, 2020 and 2019, we had 26.0 million and 24.1 million stock options outstanding, respectively.
Because including them would have reduced dilution, we excluded from the computation of diluted net income per share, on a weighted-average basis, 10.5 million and 12.7 million stock options outstanding during the three and nine months ended September 30, 2020, respectively, and 10.4 million and 10.1 million stock options outstanding during the three and nine months ended September 30, 2019, respectively.
8. Income Taxes
We recorded income tax expense of $3.7 million and $20.8 million for the three and nine months ended September 30, 2020, net of discrete benefits related to stock option exercises and dispositions of $1.0 million and $2.1 million, respectively. Income tax expense for the three and nine months ended September 30, 2020 consisted primarily of reductions in our deferred tax assets of $1.8 million and $11.8 million, respectively, caused by utilization of our federal and state net operating losses and research tax credits, and income tax expense of $2.0 million and $9.0 million, respectively, for federal and in states where we do not have net operating loss carryforwards.
In the three and nine months ended September 30, 2019, our income tax expense was $8.0 million and $15.4 million, respectively, consisting primarily of reductions of $5.9 million and $11.7 million, respectively, in our deferred tax assets caused by utilization of our federal and state net operating losses, and income tax expense of $2.1 million and $3.7 million, respectively, in states where we do not have net operating loss carryforwards.
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
9. Subsequent Events
On November 3, 2020, we announced that our Board of Directors approved a program to repurchase up to $200 million of the Company's common stock (the "Stock Repurchase Program"). Unless it is terminated or suspended prior to its expiration, the Stock Repurchase Program will remain in effect until September 30, 2021. The timing and amount of any repurchases pursuant to it will be determined based on market conditions, stock price and other factors. The Stock Repurchase Program does not require us to acquire any specific number of shares and it may be modified, suspended or discontinued at any time without notice. Repurchases pursuant to the Stock Repurchase Program may be made through a variety of methods, including open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions or any combination of such methods.

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
We hold 14 method of use patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”) covering various uses of Korlym in the treatment of patients with Cushing’s syndrome, with additional patent applications that may be suitable for listing in the Orange Book under by the U.S. Patent and Trademark Office (“USPTO”). Our Orange Book patents have expiration dates ranging from 2028 to 2038.
Relacorilant. We are conducting two Phase 3 trials of our proprietary, selective cortisol modulator, relacorilant, as a treatment for hypercortisolism.
The “GRACE” trial is expected to enroll 130 patients at sites in the United States, Canada, Europe and Israel. Each patient in GRACE will receive relacorilant for 22 weeks. Those who exhibit pre-specified improvements in hypertension or glucose metabolism will enter a twelve-week, double-blind, “randomized withdrawal” phase, in which half of the patients will continue receiving relacorilant and the rest will receive placebo. GRACE’s primary endpoints are the rate and degree of relapse in patients receiving placebo compared to those continuing treatment with relacorilant. If successful, we expect GRACE to provide the basis for a new drug application ("NDA") for relacorilant to treat patients with all etiologies Cushing's syndrome.
The double-blind, placebo-controlled “GRADIENT” trial is testing relacorilant as a potential treatment for patients whose Cushing’s syndrome is caused by an adrenal tumor. Patients with this etiology of Cushing’s syndrome typically have a more indolent course of disease, although their health outcomes are poor. GRADIENT is expected to enroll 130 patients, half of whom will receive relacorilant and half of whom will receive placebo for 26 weeks. GRADIENT’s primary endpoints are improvements in hypertension and glucose metabolism. Many of the clinical sites in GRACE are participating in GRADIENT.
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
FKBP5 Gene Expression Assay. The tests used to diagnose patients with hypercortisolism and optimize their treatment are imprecise and often fail to identify patients with less severe manifestations of the disease. Clinical data indicate that expression of the gene FKBP5, which is stimulated by cortisol activity, is high in patients suffering from hypercortisolism (i.e., excess cortisol activity), but subsides when they are successfully treated. We are testing this hypothesis in the GRACE and GRADIENT trials and have developed an assay that measures FKBP5 gene expression. We believe successful development of this assay would enable physicians to identify new patients with hypercortisolism more easily and better treat those already in their care.
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
We are also conducting a Phase 3 trial (“RELIANT”) of relacorilant plus Abraxane in patients with metastatic pancreatic cancer. RELIANT is expected to enroll 80 patients, all of whom will receive relacorilant plus Abraxane. We plan an interim analysis of data from the first 40 patients.
We have initiated an open-label, Phase 1b trial of relacorilant plus the PD-1 checkpoint inhibitor pembrolizumab in 20 patients with advanced adrenocortical cancer. Because adrenocortical tumors produce cortisol, these patients also suffer from Cushing’s syndrome. Our trial will evaluate whether relacorilant can, by reducing the effects of excess cortisol activity, treat these patients’ Cushing’s syndrome and, by reversing cortisol-induced immune suppression, help pembrolizumab achieve its maximum effect.
Relacorilant has been designated an orphan drug in both the United States and the European Union for the treatment of pancreatic cancer. In addition, we hold U.S. and international patents covering relacorilant’s composition of matter and U.S. patents covering its use to treat patients with pancreatic and ovarian cancer.
Cortisol Modulators in Patients with Castration-Resistant Prostate Cancer (“CRPC”). We are conducting an open label, dose-finding trial of our proprietary, selective cortisol modulator exicorilant in combination with Xtandi in patients with metastatic CRPC. Investigators at the University of Chicago are conducting a dose-finding trial of relacorilant combined with Xtandi in the same patient population. We are providing relacorilant.
We hold U.S. and international patents covering exicorilant’s composition of matter and U.S. patents covering its use to treat prostate cancer. We have also exclusively licensed from the University of Chicago U.S. patents for the use of cortisol modulators to treat prostate cancer (including, specifically, CRPC) and triple-negative breast cancer.
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
We are conducting a Phase 2, double-blind, placebo-controlled trial (“GRATITUDE”) of miricorilant in the reversal of recent antipsychotic-induced weight gain. GRATITUDE is expected to enroll 100 patients with schizophrenia at 20 sites in the United States. Study participants will receive their established antipsychotic medication and will have either miricorilant or placebo added to their regimen for 12 weeks. The trial’s primary endpoint is reduction in weight. We are also conducting a double-blind placebo-controlled Phase 2 trial (“GRATITUDE II”) of miricorilant in obese patients with schizophrenia and long-standing antipsychotic-induced weight gain. GRATITUDE II will be conducted at 35 centers in the United States. The trial’s primary endpoint is reduction in body weight.
Liver Disease. Miricorilant is potent in animal models of fatty liver and liver fibrosis. We plan to conduct a double-blind, placebo-controlled, Phase 2 trial evaluating miricorilant as a treatment for NASH.
Continued Discovery and Development
We are conducting a Phase 1 trial of our proprietary, selective cortisol modulator CORT113176, which has shown promise in animal models of amyotrophic lateral sclerosis (or “ALS”). We plan to continue identifying selective cortisol modulators and advancing the most promising of them towards the clinic.
COVID-19 Pandemic
Due to the COVID-19 pandemic, residents are subject to public health orders restricting their activities in California, where our headquarters are located, and in the states where most of our clinical specialists and medical science liaisons live. We are exempt from some quarantine requirements in some jurisdictions because pharmaceutical companies are often deemed “essential businesses” with wider freedom to operate. Nonetheless, to protect the public health and the health of our employees, we are conducting a significant portion of our business by means of video and teleconferences and e-mail. Most of our third-party manufacturers, distributors (including the specialty pharmacy that dispenses Korlym), information technology service providers, law and accounting firms, clinical research organizations and others are also subject to pandemic-related restrictions. The response of physicians, medical institutions and patients to the pandemic varies widely from state-to-state and within states, and tends to become more or less stringent as the number of locally-reported cases of COVID-19 rise and fall.
The effect of the COVID-19 pandemic on our 2020 revenue and expenses is uncertain. Many physicians, hospitals and medical clinics have taken steps to reduce the risk of coronavirus infection in their practices, including temporarily suspending office visits by pharmaceutical company representatives, which have reduced the effectiveness of our sales and marketing efforts. When educating physicians about Cushing’s syndrome and Korlym’s potential to benefit their patients, close contact with our clinical specialists is important, especially with physicians who are new to the medication. To maintain physician engagement, we have implemented a program of teleconference and video meetings, which are useful, but not as effective as meeting in-person. In addition, many physicians have reduced the frequency of patient visits, which, together with pandemic-related closures of laboratory facilities and imaging centers and the reluctance of some patients to leave their homes, make diagnosing and optimally treating patients with Cushing’s syndrome more difficult. All of these factors will make it more difficult for us to increase the number of patients who receive Korlym, even though there remain many patients who could benefit from the medication and who have not yet received it.
The pandemic’s impact on our clinical development programs is difficult to estimate. Some of our clinical sites have stopped enrolling new patients or have reduced the frequency with which physicians see study participants. Some sites have suspended or halted the initiation of new clinical trials. At others, new patient enrollment and new study initiations continue, but at a slower pace. These changes will lengthen the time it takes us to complete our development programs, although the magnitude of pandemic-related impacts depends on the indication being studied. Trials in patients with immediately life-threatening diseases, such as advanced cancers, have experienced fewer disruptions and delays.
Please see the risk factor under Item 1A of this Quarterly Report, “The COVID-19 pandemic or other public health emergencies, natural disasters, terrorism or other catastrophes could disrupt our activities and render our own or our vendors’ facilities and equipment inoperable or inaccessible and require us to curtail or cease operations.”
Results of Operations
Net Product Revenue – Net product revenue is gross product revenue from sales to our customers less deductions for estimated government rebates and chargebacks.
Net product revenue was $86.3 million and $268.1 million for the three and nine months ended September 30, 2020, respectively, compared to $81.5 million and $218.6 million for the comparable periods in 2019, respectively. An increase in the average price of Korlym accounted for all of the increase in revenue for the three months ended September 30, 2020 and 60.8 percent of the increase for the nine months ended September 30, 2020, with the remainder of the increase due to increased Korlym shipments. Korlym’s average price increased due to (i) price increases taken on August 1, 2019 and January 1, 2020, (ii) a decrease in the percentage of patients taking Korlym who are covered by Medicaid (which reimburses for Korlym at a lower rate than private insurers and other government programs) and (iii) statutorily-mandated increases in the price paid by certain government programs.
Cost of sales – Cost of sales includes the cost of API, tableting, packaging, personnel, overhead, stability testing and distribution.
Cost of sales was $1.2 million and $4.3 million for the three and nine months ended September 30, 2020, respectively, as compared to $1.5 million and $4.1 million for the comparable periods in 2019. Cost of sales as a percentage of revenue was 1.4 percent and 1.6 percent for the three and nine months ended September 30, 2020, respectively, compared to 1.8 percent and 1.9 percent for the comparable periods in 2019. Cost of sales as a percentage of revenue declined due to an increase in the average price of Korlym as well as a decrease in it's cost of manufacture.
Research and development expenses – Research and development expenses include the cost of (1) clinical trials, (2) recruiting and compensating development personnel, (3) drug product and preclinical studies in support of clinical trials and regulatory submissions, (4) the development of drug formulations and manufacturing processes and (5) discovery research.
Research and development expenses increased to $33.9 million for the three months ended September 30, 2020 from $22.8 million for the comparable period in 2019 and increased to $86.5 million for the nine months ended September 30, 2020 from $64.7 million for the comparable period in 2019. The increases for the three and nine months ended September 30, 2020 were primarily due to increased spending on the advancement of our oncology and endocrinology development programs and on the recruitment and compensation of development personnel.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Development programs:
Oncology	$9,048	$4,270	$27,336	$14,392
Endocrinology	14,351	10,158	34,932	25,730
Pre-clinical and early phase clinical activities[1]	4,651	3,077	7,494	9,106
Unallocated activities, including manufacturing and regulatory activities	1,780	2,950	7,289	8,643
Stock-based compensation	4,039	2,350	9,438	6,834
Total research and development expense	$33,869	$22,805	$86,489	$64,705
1A portion of expenses for the nine months ended September 30, 2020 relating to pre-clinical and early phase clinical activities was allocated between their respective development programs.
It is difficult to predict the timing and cost of development activities, which are subject to many uncertainties and risks, including trial delays and other effects of the COVID-19 pandemic, inconclusive or negative results, slow patient enrollment, adverse side effects and difficulties in the formulation or manufacture of study drugs and the lack of drug-candidate efficacy. In addition, clinical development is subject to intensive government oversight and regulations that may change unpredictably and without notice. Our research and development expense in 2020 will be higher than it was in 2019 as our clinical programs advance. Research and development spending in future years will depend on the outcome of our pre-clinical and clinical trials and our development plans.
Selling, general and administrative expenses - Selling, general and administrative expenses include (1) compensation of employees, consultants and contractors engaged in commercial and administrative activities, (2) legal and accounting fees and (3) the cost of vendors supporting commercial activities.
Selling, general and administrative expenses for the three months ended September 30, 2020 increased to $26.5 million from $24.2 million for the comparable period in 2019 and increased to $79.6 million for the nine months ended September 30, 2020 from $73.2 million for the comparable period in 2019. The increases for the three and nine months ended September 30, 2020 were primarily due to increases in employee recruiting and compensation expenses, increased legal costs, volume-related pharmacy and other distribution costs and professional service fees.
Our selling, general and administrative expenses will be higher in 2020 than in 2019, due to increased commercial and administrative activities arising from increased sales volumes, litigation and support for increased research and development activity. Selling, general and administrative activities in future years will depend on the cost and extent of our commercial activities, the scope of our research and development programs and the progress and magnitude of our litigation.
Interest and other income - Interest and other income for the three months ended September 30, 2020 decreased to $0.6 million from $1.3 million for the comparable period in 2019. Interest and other income for the nine months ended September 30, 2020 decreased to $3.1 million from $3.6 million for the comparable period in 2019. These decreases were primarily due to market-wide reductions in interest rates.
Income tax expense - Income tax expense for the three and nine months ended September 30, 2020 was $3.7 million and $20.8 million, respectively, compared to $8.0 million and $15.4 million for the three and nine months ended September 30, 2019, respectively. The increases in income tax expense were primarily due to decreased discrete benefits from exercises of non-qualified stock options during the three and nine months ended September 30, 2020, as compared to the comparable periods in 2019.
Liquidity and Capital Resources
Since 2015, we have relied on revenue from the sale of Korlym to fund our operations.
Based on our current plans and expectations, which include fully funding our commercial operations, advancing our proprietary cortisol modulators in Cushing’s syndrome, certain solid tumors, antipsychotic-induced weight gain and NASH, we expect to fund our operations without needing to raise additional funds, although we may choose to raise additional funds for other reasons. If we were to raise funds, equity financing would be dilutive. Debt financing could involve restrictive covenants. Funds raised through collaborations with other companies may require us to relinquish certain rights in our product candidates.
At September 30, 2020, we had cash, cash equivalents and marketable securities of approximately $444.2 million, consisting of cash and cash equivalents of $30.6 million and marketable securities of $413.7 million, compared to cash and cash equivalents of $31.3 million and marketable securities of $284.0 million at December 31, 2019.
The cash in our bank accounts and our marketable securities could be affected if the financial institutions holding them were to fail or severely adverse conditions were to arise in the markets for public or private debt securities. We have never experienced a loss or lack of access to cash.
Net cash provided by operating activities for the nine months ended September 30, 2020 was $116.9 million, compared to $87.7 million for the comparable period in 2019. This increase was primarily due to greater revenue, as we shipped Korlym to more patients.
Net cash used in investing activities for the nine months ended September 30, 2020 was $130.5 million, compared to $55.8 million for the comparable period in 2019. This increase was primarily due to increased purchases of marketable securities with cash generated by our operating activities.
Net cash provided by financing activities for the nine months ended September 30, 2020 was $12.9 million compared to net cash used in financing activities of $28.5 million for the comparable period in 2019. Stock option exercises provided $13.2 million in the nine months ended September 30, 2020, compared to $6.6 million in the comparable period in 2019. In the first quarter of 2020, we purchased from our Chief Executive Officer $0.3 million of our common stock at the current market price to provide him liquidity to satisfy tax liability arising from his net (cashless) exercise in 2019 of stock options that were about to expire.
In the nine months ended September 30, 2019, we repurchased an aggregate of $31.0 million of our common stock in accordance with our now-terminated stock repurchase program and paid an additional $4.2 million to satisfy statutory withholding requirements for the net settlement of a cashless option exercise in March 2019.
At September 30, 2020, we had retained earnings of $56.5 million.
Contractual Obligations and Purchase Commitments
Our contractual payment obligations and purchase commitments as of December 31, 2019 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. Other than the addition of a commitment to purchase $5.9 million of API from PCAS, our payment obligations and purchase commitments have not changed materially during the nine months ended September 30, 2020. See Note 5 to our Unaudited Condensed Consolidated Financial Statements for more information regarding our purchase commitments.

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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks as of September 30, 2020 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. Although the COVID-19 pandemic has significantly increased volatility in the equity markets, the market risks associated with our cash, cash equivalents and marketable securities, which consists entirely of debt instruments with original maturities of less than 18 months, have not changed materially during the nine months ended September 30, 2020.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures provide a reasonable level of assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and (ii) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, so as to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that our disclosures are accurate and timely.
Changes in internal control over financial reporting. Our Chief Financial Officer and other members of management have evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2020 and concluded that there was no change during the quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On July 6, 2018, we filed an amended complaint against Teva, asserting infringement of U.S. Patent No. 9,943,526 (the “’526 patent”). On February 8, 2019, we filed a second lawsuit against Teva, asserting infringement of U.S. Patent Nos. 10,166,242 (the “ʼ242 patent”), 10,166,243 (the “ʼ243 patent”) and 10,195,214 (the “ʼ214 patent”). On December 13, 2019, we filed a third lawsuit against Teva, asserting infringement of U.S. Patent Nos. 10,500,216 (“the ʼ216 patent”). The District Court consolidated our lawsuits against Teva into a single action and set a trial date of February 2, 2021. On September 24, 2020, the Court vacated the February 2, 2021 trial date and ordered the parties to complete trial preparations by March 17, 2021. A new trial date has not been set.
No new 30-month stay resulted from the filing of the amended complaint or new lawsuits.
On May 7, 2019, Teva submitted to the PTAB a petition for post-grant review (“PGR”) of the ’214 patent, which we opposed. On November 20, 2019 the PTAB granted Teva’s petition. The PTAB heard oral argument in the PGR on September 2, 2020. A PTAB decision is expected on or about November 19, 2020, subject to appeal to the United States Court of Appeals for the Federal Circuit.
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
The Notice Letter alleges that the Korlym Patents will not be infringed by Sun Ltd.’s proposed product, are invalid and/or are unenforceable. On July 22, 2019, we filed a lawsuit in the U.S. District Court for the District of New Jersey against Sun Pharma Global FZE (“Sun FZE”), Sun Pharma Global Inc. (“Sun Pharma”), Sun Pharmaceutical Industries, Inc. (“Sun Inc.”), and Sun Ltd. (collectively, “Sun”) for infringement of the ’348, ’214, and ’495 patents. On January 23, 2020, we filed an amended complaint against Sun asserting infringement of the ’216 patent. Sun has denied our allegations.
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
We moved to dismiss the consolidated complaint on January 27, 2020. Rather than oppose our motion to dismiss, on March 20, 2020, the lead plaintiff filed a second amended complaint. On May 11, 2020, we moved to dismiss the second amended complaint. We received plaintiff’s opposition to our motion on June 25, 2020 and filed our reply on July 27, 2020. Oral argument of our motion to dismiss was set for October 8, 2020, but the Court cancelled oral argument and will decide the matter based on the briefs already submitted by the parties. The Court did not state when it expects to arrive at a decision.
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
•natural disasters or other catastrophes, such as the COVID-19 pandemic, that reduce the ability or willingness of physicians to see patients or of patients to bear the risk of leaving their homes to seek medical care;

•the introduction of competing treatments, including a generic version of Korlym;
•lack of availability of` government or private insurance, which may be exacerbated if (i) the U.S. Supreme Court strikes down the Affordable Care Act, which greatly increased the number of Americans with health insurance or (ii) significant increases in unemployment cause patients to lose employer-provided private health insurance and either shift to Medicaid, which reimburses Korlym at a significantly lower price, or become uninsured, which would increase the burden on our financial assistance and free drug programs and on the independent charities we support; and
•negative publicity and political concerns about Korlym’s active ingredient, mifepristone, which is approved in another drug for the termination of pregnancy.
Failure to generate sufficient Korlym revenue could prevent us from fully funding our planned commercial and clinical activities and would likely cause our stock price to decline.
The COVID-19 pandemic or other public health emergencies, natural disasters, terrorism or other catastrophes could disrupt our activities and render our own or our vendors’ facilities and equipment inoperable or inaccessible and require us to curtail or cease operations.
Since first being reported in December 2019, COVID-19, a serious and sometimes fatal illness, has spread globally, including to every state in the United States. Many countries, including most states of the United States, have reacted by instituting quarantines, “lockdowns” and other public health restrictions on leisure activities, work and travel. In California, where our headquarters are located, and in the states where our clinical specialists and medical science liaisons live and work, residents are subject to significant public health restrictions. Attempts by some states to lift these restrictions have led to a sharp increase in the number of new COVID-19 infections, which has in turn led to reimposition of restrictions in some states, as well as to voluntary reductions in public activities by residents concerned for their health. Although many of these orders designate pharmaceutical companies as “essential businesses” with wide freedom to operate, we have been managing our business primarily by video conference, teleconference and email, because we believe the public good and the safety of our employees requires it. We rely on third-party manufacturers, distributors (including the specialty pharmacy that dispenses Korlym), information technology and software service providers, law and accounting firms, clinical research organizations and consultants who are subject to, or may become subject to, pandemic-related controls. If these third parties cannot perform the services we require in a timely way and we cannot successfully implement replacements or workarounds, our business, results of operations and financial condition could be harmed.
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
We have sued Teva and Sun in Federal District Court with respect to their proposed generic versions of Korlym. In addition, Teva has challenged the validity of one of our patents in a proceeding before the Patent Trial and Appeals Board. Legal action to enforce or defend intellectual property rights is complex, costly and involves significant commitments of management time. There can be no assurance of a successful outcome. Please see “Part II, Item 1, Legal Proceedings.” Furthermore, the 30-month stay provided by the Hatch-Waxman Act expired on August 2, 2020, which means Teva now has final approval from the FDA to market its generic version of Korlym and may choose to do so at any time, notwithstanding any ongoing litigation or administrative disputes with us. Even if we prevail in our legal actions and Teva withdraws its product and pays us damages, the temporary availability of a generic version of Korlym would materially harm our results of operations and financial condition.
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
Strongbridge Biopharma plc (“Strongbridge”) has received orphan drug designation in the United States and the EU for the use of the cortisol synthesis inhibitor levoketoconazole to treat patients with Cushing’s syndrome. Levoketoconazole is an enantiomer of the generic anti-fungal medication, ketoconazole, that is prescribed off-label to treat patients with Cushing’s syndrome. Strongbridge has completed two Phase 3 trials, which met their primary endpoints of reducing cortisol synthesis, and expects to submit a new drug application (“NDA”) to the FDA in the first quarter of 2021.
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
The COVID-19 pandemic has caused a global economic contraction that may last a long time. Significant increases in unemployment stemming from the pandemic may cause some patients to lose their employer-sponsored insurance, which pays significantly more for Korlym than do state Medicaid plans, and may increase patient reliance on Medicaid and our financial assistance and free drug programs and on the independent charities we support. In addition, there may be delays in coverage as patients secure authorization for Korlym treatment from a new insurer. If the pandemic causes any of these effects, our revenue would decline and our charitable donation expense would increase.
In many foreign markets, drug prices and the profitability of prescription medications are subject to government control. In the United States, we expect that there will continue to be federal and state proposals for similar controls. Also, the trends toward managed health care in the United States and recent laws and legislation intended to increase the public visibility of drug prices and reduce the cost of government and private insurance programs could significantly influence the purchase of health care services and products and may result in lower prices for Korlym.
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
We are subject to FDA regulations governing the promotion and sale of medications. Although physicians are permitted to prescribe drugs for any indication they choose, manufacturers may only promote products for their FDA-approved use. All other uses are referred to as “off-label.” In the United States, we market Korlym to treat hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and for whom surgery has failed or is not an option. We provide promotional materials and training programs to physicians covering the use of Korlym for this indication. The FDA may change its policies or enact new regulations at any time that restrict our ability to promote our products. In addition, if the FDA were to determine that we engaged in off-label promotion, the FDA could require us to change our practices and subject us to regulatory enforcement actions, including issuance of a public “warning letter,” injunction, seizure, civil fine or criminal penalties. Other federal or state enforcement authorities might act if they believe that the alleged improper promotion led to the submission and payment of claims for an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Even if it is determined that we are not in violation of these laws, we may receive negative publicity, incur significant expenses and be forced to devote management time to defending our position.
In addition to laws restricting off-label promotion, we are also subject to federal and state healthcare fraud and abuse laws and regulations designed to prevent fraud, kickbacks, self-dealing, and other abusive practices. The U.S. healthcare laws and regulations that may affect our ability to operate include, but are not limited to:
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
COVID-19 may increase our cybersecurity risks, due to our reliance on internet technology and the number of our employees that are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. In addition, system failures could cause the loss, theft, exposure, or unauthorized access or use of valuable clinical trial data as a result of accidents, errors or malfeasance by our employees, independent contractors or others working with us or on our behalf or otherwise disrupt our clinical and commercial activities and be expensive and time-consuming to remedy. Our servers and systems, and those of our vendors, may be vulnerable to computer malware, break-ins, denial-of-service attacks, and similar disruptions from unauthorized tampering with our computer systems, which could result in someone obtaining unauthorized access to our confidential information, including our clinical data, or the confidential information of our patients or employees.
The computer systems of the CRO that managed one of our early-stage clinical trials was breached and confidential information, including information about some of the patients who participated in our trial, was exposed. Under applicable law, this breach is the responsibility of the CRO, which has notified the affected patients and is cooperating closely with regulatory and law enforcement authorities. We do not expect this breach to have any impact on our development programs or financial performance.
We have experienced “phishing” attacks, hacking incidents and other unauthorized access to certain data and information, and there is no assurance that our cybersecurity systems and processes will be effective in preventing unauthorized access in the future. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that remain undetected for an extended period.
Disruptions or security breaches that result in the disclosure of confidential or proprietary information could cause us to incur liability and delay or otherwise harm our research, development and commercialization efforts. We may be liable for losses suffered by patients or employees or other individuals whose confidential information is stolen as a result of a breach of the security of the systems that we or third parties and our vendors store this information on, and any such liability could be material. Even if we are not liable for such losses, any breach of these systems could expose us to material costs in notifying affected individuals, as well as regulatory fines or penalties. In addition, any breach of these systems could disrupt our normal business operations and expose us to reputational damage and harm our business, operating results and financial condition. Any insurance we maintain against the risk of this type of loss may not be sufficient to cover actual losses, or may not apply to the circumstances relating to any particular loss.
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
We are dependent on the continued functioning of the FDA and other federal instrumentalities. Inadequate funding of these instrumentalities, their partial or complete closure, their division of resources to work on pandemic-related issues, or their inability to hire and retain talented professionals could materially harm our business.
The government’s ability to carry out its mandated functions is affected by a variety of factors, including adequate government funding, the ability to hire and retain key personnel, statutory, regulatory and policy changes, possible diversion of resources and limited operating capacity and diversion of resources caused by the COVID-19 pandemic or other events that may reduce the government’s ability to perform routine functions. Disruptions at the FDA and other agencies may slow the time to review new drug applications and respond to other inquiries. Disruptions at the Securities and Exchange Commission (“SEC”) may temporarily stop its ability to review and approve proposed financing transactions. Several times in the last few years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down and many regulatory agencies, including the FDA and SEC, have had to furlough employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impair the FDA, SEC and other authorities’ ability to process our submissions, which could materially harm our business.
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
We conduct clinical trials at sites in the United States, Canada, Europe and Israel. In all of these places, authorities have imposed significant public health restrictions of varying degrees of severity which are likely to persist until a COVID-19 vaccine or effective treatment is available. In addition, physicians, patients and medical institutions have changed their behavior in an attempt to reduce the risk of infection that makes clinical trials more expensive, time-consuming and risky to initiate and conduct.
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
We cannot assure investors that a liquid trading market for our common stock will exist at any particular time. As a result, holders of our common stock may not be able to sell shares quickly or at the current market price. During the 52-week period ended October 28, 2020, our average daily trading volume was approximately 1,502,203 shares and the intra-day sales prices per share of our common stock on The Nasdaq Stock Market ranged from $9.70 to $23.48. As of October 28, 2020, our officers, directors and principal stockholders beneficially owned approximately 17 percent of our common stock.
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
As of October 28, 2020, our officers and directors beneficially owned approximately 17 percent of our common stock. Acting together, these stockholders could significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling stockholders.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
The table below describes our purchases of our common stock during the three months ended September 30, 2020 (in thousands, except per share data):

Fiscal Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Approximate Dollar Amount of Shares

July 1, 2020 to July 31, 2020	—	$—	$—
August 1, 2020 to August 31, 2020	11	$13.70	155
September 1, 2020 to September 30, 2020	—	$—	—
Total	11	$13.70	$155
1On August 13, 2020, we issued 16,413 shares of common stock as part of a net-share settlement of a cashless option exercise, of which 11,298 shares were tendered to us in satisfaction of related exercise costs.
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
10.1
Sixth Amendment to Office Lease Agreement by and between Exponent Realty, LLC and Corcept Therapeutics Incorporated, made and entered into as of July Sixth Amendment to Office Lease Agreement by and between Exponent Realty, LLC and Corcept Therapeutics Incorporated, made and entered into as of July 22, 2020.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Charles Robb, Chief Financial Officer of the registrant.
32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.
32.2	18 U.S.C. Section 1350 Certifications of Charles Robb, Chief Financial Officer of the registrant.
101	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2020 and 2019, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2020 and 2019, (iv) Unaudited Condensed Consolidated Statement of Stockholder’s Equity and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date:	November 3, 2020	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D.
Chief Executive Officer

Date:	November 3, 2020	/s/ Charles Robb
Charles Robb
Chief Financial Officer