Form 10-K
period 2020-12-31
CORCEPT THERAPEUTICS INC
filed 2021-02-23
CIK 1088856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Acts. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2020 was $1,632,998,185, based on the closing price of $16.82 for shares of the Registrant’s common stock as reported on the Nasdaq Stock Market on June 30, 2020. Shares of common stock beneficially owned by each executive officer, director and holder of more than 10% of our common stock have been excluded, in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
On February 17, 2021 there were 117,312,341 shares of common stock outstanding at a par value of $0.001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

TABLE OF CONTENTS
Form 10-K
For the year ended December 31, 2020

PART I
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (“Securities Act”). All statements contained in this Form 10-K, other than statements of historical fact, are forward-looking statements. When used in this report, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “should, “would,” “could,” “seek” and similar expressions are forward-looking statements based on management’s current expectations. The absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, statements about:
•our ability to manufacture, market and sell Korlym® (mifepristone) 300 mg Tablets (“Korlym”);
•our estimates regarding enrollment in and the completion dates of our clinical trials and the anticipated results of these trials;
•the progress and timing of our research and development programs and the regulatory activities associated with them;
•our ability to realize the benefits of orphan drug designation for Korlym and the impact of possible future competition for Korlym or our product candidates;
•our estimates for future performance, including revenue and profits;
•the timing of regulatory submissions seeking approval of product candidates and the commercialization of any product candidates that are approved;
•our ability to manufacture, market, commercialize and achieve market acceptance for our product candidates;
•uncertainties associated with obtaining and enforcing patents; and
•estimates regarding our future revenue, income and capital requirements.
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
ITEM 1. BUSINESS
Overview
We are a commercial-stage company engaged in the discovery and development of drugs to treat severe metabolic, oncologic and psychiatric disorders by modulating the effects of the steroid hormone cortisol.
Cortisol plays a significant role in the body’s response to stress and is essential for survival. Cortisol influences metabolism and the immune system and contributes to emotional stability. Cortisol levels follow a diurnal rhythm that is essential to health, peaking upon awakening and decreasing during the day. Insufficient cortisol activity may lead to dehydration, hypotension, shock, fatigue and hypoglycemia. Excessive cortisol activity, known as hypercortisolism, may lead to a suppressed immune response, impaired glucose tolerance, diabetes, obesity, fatty liver disease, depressed mood, psychosis, wasting of the arms and legs, edema, fatigue, hypertension and other problems.
In addition, pre-clinical and clinical data suggest that cortisol reduces a patient’s immune response to oncogenesis, shields certain cancer cells from the apoptotic effects of chemotherapy and facilitates the growth of others. Pre-clinical and clinical data also indicate that modulating cortisol activity may improve outcomes in patients suffering from weight gain caused by antipsychotic medications (“AIWG”) and in patients with fatty liver disease and non-alcoholic steatohepatitis (“NASH”), precursors of liver fibrosis and cirrhosis.

Since 2012, we have marketed the cortisol modulator Korlym in the United States for the treatment of patients with a form of hypercortisolism known as endogenous Cushing’s syndrome. The challenge in treating a patient with Cushing’s syndrome is modulating cortisol’s effects without suppressing them below normal levels or disrupting cortisol’s normal diurnal rhythm. Simply reducing or destroying the ability of the body to make cortisol can cause serious harm. Cortisol activity can be modulated effectively by a drug that competes with cortisol as it attempts to bind to the glucocorticoid receptor (“GR”). We do not sell Korlym internationally.
Because Korlym’s active ingredient, mifepristone, reduces the binding of excess cortisol to GR, it can modulate the effects of abnormal levels and release patterns of cortisol without compromising cortisol’s healthy functions and rhythms. However, mifepristone also binds to the progesterone receptor (“PR”), thereby terminating pregnancy and causing other adverse effects, including endometrial thickening and vaginal bleeding, a debilitating condition suffered by a significant portion of women who take Korlym.
We have discovered more than 1,000 proprietary cortisol modulators that bind to GR but have no affinity for PR and so do not cause Korlym’s PR-related side effects. These novel molecules share Korlym’s affinity for the glucocorticoid receptor GR, but, unlike Korlym, do not bind to the PR and therefore do not cause effects arising from antagonism of progesterone activity, such as termination of pregnancy, endometrial thickening and vaginal bleeding. They are “selective” cortisol modulators. The composition of these compounds and their methods of use in a wide range of indications are covered by U.S. and foreign patents.
Our lead compounds have entered the clinic as potential treatments for a variety of serious disorders – Cushing’s syndrome, solid tumors (i.e., advanced, high-grade serous ovarian cancer, metastatic pancreatic cancer, castration-resistant prostate cancer and adrenocortical cancer with cortisol excess), AIWG and NASH.
COVID-19 Pandemic
Due to the COVID-19 pandemic, much of the world is subject to public health orders of varying degrees of stringency, including in California, where our headquarters are located, and the states where most of our clinical specialists and medical science liaisons live. Restrictions have also been implemented in the jurisdictions where our clinical trial sites are located. We are exempt from some of these restrictions in some jurisdictions because pharmaceutical companies are often deemed “essential businesses” that are allowed wider freedom to operate. Nonetheless, to protect the public health and the health of our employees, we are conducting a significant portion of our business by means of video and teleconferences and e-mail. Most of our third-party manufacturers, distributors (including the specialty pharmacy that dispenses Korlym), information technology service providers, law and accounting firms, clinical research organizations and others are also subject to pandemic-related restrictions.
Public health restrictions, as well as measures taken by patients, physicians, hospitals and medical clinics to reduce the risk of coronavirus infection have reduced our sales and made it difficult to grow our Korlym business. Many hospitals and medical practices have suspended or severely restricted visits by pharmaceutical company representatives, which has reduced the effectiveness of our sales and marketing efforts. When educating physicians about Cushing’s syndrome and Korlym’s potential to benefit their patients, close contact with our clinical specialists is important, especially for physicians who are new to the medication. While we have implemented a program of teleconference and video meetings, which are useful, they are not as effective as meeting in-person. Many physicians and patients have reduced the frequency of office visits, which, together with pandemic-related closures of laboratory facilities and imaging centers and the reluctance of many patients to leave their homes, has made diagnosing and optimally treating patients with Cushing’s syndrome difficult. All of these factors make it difficult to increase the number of patients who receive Korlym, which has reduced our sales, even though there remain many patients who could benefit from the medication but have not received it.
The pandemic’s impact on the pace of our clinical development programs has been variable. Enrollment has slowed significantly in trials of indications not considered immediately life-threatening, such as Cushing’s syndrome, CRPC, AIWG and NASH. In addition, to reduce the risk of COVID-19 transmission and preserve medical resources for the treatment of patients with COVID-19, some clinical sites have stopped enrolling new patients or have reduced the frequency with which physicians see study participants. Some sites have suspended or halted the initiation of new clinical trials. These changes have lengthened the time it will take to complete most of our development programs, although trials in patients with immediately life-threatening diseases, such as advanced pancreatic and ovarian cancer, have experienced many fewer disruptions and delays.
Please see the risk factor under Item 1A of this Annual Report, “The COVID-19 pandemic or other public health emergencies, natural disasters, terrorism or other catastrophes could disrupt our activities and render our own or our vendors’ facilities and equipment inoperable or inaccessible and require us to curtail or cease operations.”

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
Most people with Cushing’s syndrome have one or more of the following symptoms: high blood sugar, diabetes, high blood pressure, upper body obesity, rounded face, increased fat around the neck, thinning arms and legs, severe fatigue and weak muscles. Irritability, anxiety, cognitive disturbances and depression are also common. Cushing’s syndrome can affect every organ system in the body and can be lethal if not treated. The preferred treatment is surgery, which, if successful, can cure the disease. In approximately half of patients, surgery is not successful because the tumor cannot be located or removed completely. Depending on the type of tumor, surgery can also result in a range of complications.
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
Relacorilant to Treat Patients with Cushing’s Syndrome. We are conducting two Phase 3 trials of our proprietary, selective cortisol modulator, relacorilant, as a potential treatment for hypercortisolism. Relacorilant was well-tolerated in its Phase 1 and Phase 2 trials. Patients in the Phase 2 trial exhibited meaningful improvements in glucose control and hypertension, as well as weight loss, improved liver function, coagulopathy, cognition, mood, insulin resistance and quality of life. Importantly, relacorilant shares Korlym’s affinity for GR, but unlike Korlym, has no affinity for PR and so does not cause the effects associated with PR affinity, including termination of pregnancy, endometrial thickening and vaginal bleeding. Relacorilant also does not appear to cause hypokalemia (low potassium), a potentially serious adverse event that is the leading cause of patients stopping treatment with Korlym. Forty-four percent of patients in Korlym’s pivotal trial experienced hypokalemia.
Our Phase 3 “GRACE” trial has a planned enrollment of 130 patients at sites in the United States, Canada, Europe and Israel. Each patient in GRACE will receive relacorilant for 22 weeks. Those who exhibit pre-specified improvements in hypertension or glucose metabolism will enter a 12-week, double-blind, “randomized withdrawal” phase, in which half of the patients will continue receiving relacorilant and the rest will receive placebo. GRACE’s primary endpoints are the rate and degree of relapse in patients receiving placebo compared to those continuing treatment with relacorilant. If successful, we expect GRACE to provide the basis for a new drug application (“NDA”) for relacorilant to treat patients with all etiologies of Cushing’s syndrome.
Last year, we initiated our double-blind, placebo-controlled Phase 3 “GRADIENT” trial to evaluate relacorilant as a potential treatment for patients whose Cushing’s syndrome is caused by an adrenal tumor. Patients with this etiology of Cushing’s syndrome typically have a more indolent course of disease, although their health outcomes are poor. This etiology of Cushing’s syndrome has not been rigorously studied. Patients with adrenal Cushing’s syndrome would benefit from an improved understanding of the role cortisol modulation may play in their treatment.
GRADIENT has a planned enrollment of 130 patients, half of whom will receive relacorilant and half of whom will receive placebo for 26 weeks. GRADIENT’s primary endpoints are improvements in hypertension and glucose metabolism. Many of the clinical sites in GRACE are participating in GRADIENT. Pandemic-related restrictions and disruptions have slowed enrollment in these trials.
The United States Food and Drug Association (“FDA”) and the European Commission (“EC”) have designated relacorilant as an orphan drug for the treatment of Cushing’s syndrome. In the United States, relacorilant’s orphan designation confers tax credits, reduced regulatory fees and, provided we obtain approval for the treatment of Cushing’s syndrome, seven years of exclusive marketing rights for the treatment of patients with Cushing’s syndrome. Benefits of orphan drug designation by the EC are similar, but also include protocol assistance from the European Medicines Agency (“EMA”), access to the EU’s centralized marketing authorization procedure and, if we obtain approval, ten years of exclusive marketing rights in the

European Union (“EU”) for the treatment of patients with Cushing’s syndrome. The EC based its orphan designation on its finding that there was plausible evidence of relacorilant’s efficacy and potential to confer significant clinical benefit compared to already approved treatments.
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
Oncology
There is substantial in vitro, in vivo and clinical evidence that cortisol’s activity allows certain solid tumors to resist treatment. In some cancers, cortisol activity promotes tumor growth. In other cancers, cortisol stimulates genes that retard cellular apoptosis. Cortisol also suppresses the body’s immune response. However, activating, not suppressing, the immune system is beneficial in fighting certain cancers. Adding a cortisol modulator to a treatment regimen may help the patient’s immune system combat the disease. Many types of solid tumors express GR and are potential targets for cortisol modulation therapy, among them pancreatic, ovarian, castration-resistant prostate and adrenocortical cancer. We own, or have exclusively licensed, several patents covering the use of cortisol modulators to treat pancreatic, cervical, breast and prostate cancers.
Relacorilant in Patients with Solid Tumors. In July 2020, we completed enrollment in our 178-patient, controlled, Phase 2 trial of relacorilant in combination with nab-paclitaxel in patients with advanced, high-grade serous ovarian tumors. We randomized two-thirds of the patients to receive relacorilant plus nab-paclitaxel, while the rest receive nab-paclitaxel alone. The trial’s primary endpoint is progression-free survival, as measured using the Response Evaluation Criteria in Solid Tumors. Secondary endpoints include overall response rate, duration of response, best overall response and overall survival. We expect data from this trial to be available in the first half of 2021.
We are also conducting a Phase 3 trial (“RELIANT”) of relacorilant plus nab-paclitaxel to treat patients with metastatic pancreatic cancer. RELIANT is expected to enroll 80 patients, all of whom will receive relacorilant plus nab-paclitaxel. We plan to perform an interim analysis of data from the first 43 patients (the last of which enrolled in January 2021) in the first half of 2021.
We have initiated an open-label, Phase 1b trial of relacorilant plus the PD-1 checkpoint inhibitor pembrolizumab in 20 patients with advanced adrenocortical cancer with cortisol excess. Because adrenocortical tumors produce cortisol, these patients suffer from both cancer and Cushing’s syndrome. Our trial will evaluate whether relacorilant can, by reducing the effects of excess cortisol activity, treat these patients’ Cushing’s syndrome and, by reversing cortisol-induced immune suppression, help pembrolizumab achieve its maximum tumor-killing effect.
Cortisol Modulators to Treat Patients with CRPC. Because androgens stimulate prostate tumor growth, androgen deprivation is a common treatment for metastatic prostate cancer. Tumors eventually escape androgen deprivation therapy through the proliferation of cells for which cortisol’s stimulation of GR and cortisol’s stimulation of mutated androgen receptors are primary growth factors. Combining a cortisol modulator with an androgen modulator such as Xtandi (enzalutamide) may block this escape route.
We are conducting a dose-finding trial of our proprietary, selective cortisol modulator exicorilant in combination with Xtandi in patients with metastatic CRPC. Independently, investigators at the University of Chicago are conducting a dose-finding trial of relacorilant combined with Xtandi in the same patient population. We are providing relacorilant.
Relacorilant has been designated an orphan drug in both the United States and the EU for the treatment of pancreatic cancer. In addition, we hold U.S. and international patents covering relacorilant’s composition of matter and U.S. patents covering its use to treat patients with pancreatic and ovarian cancer. In addition, we own or have exclusively licensed U.S. and European patents covering relacorilant’s composition of matter and its use to treat a variety of disorders, including pancreatic cancer, castration-resistance prostate cancer (“CRPC”) and other solid tumors.

Metabolic Disorders
Antipsychotic-Induced Weight Gain (“AIWG”). In animal models, our proprietary selective cortisol modulator miricorilant prevents and reverses the weight gain caused by the antipsychotic medication olanzapine. These findings are similar to the results generated with mifepristone in the same animal models and from placebo-controlled clinical trials in which mifepristone significantly reduced the weight gain and adverse metabolic effects experienced by healthy subjects administered olanzapine or the antipsychotic medication risperidone. The results of these trials were published in the journals Advances in Therapy, Gross et al (2009) and Obesity, Gross et al (2010).
Extensive pre-clinical and clinical data suggest that our propriety, selective cortisol modulator miricorilant can prevent weight gain and other metabolic side-effects caused by antipsychotic medications such as olanzapine. In a double-blind, placebo-controlled Phase 1b trial, 96 healthy subjects received daily doses of olanzapine (10 mg) and either miricorilant (600 mg or 900 mg) or placebo for 14 days. Study participants who received miricorilant gained less weight than subjects receiving placebo. In addition, markers of liver damage that rise temporarily at the start of olanzapine therapy increased less sharply in subjects receiving miricorilant, suggesting that miricorilant may have protective effects in the liver.
We are conducting two Phase 2, double-blind, placebo-controlled trials of miricorilant in the reversal of AIWG – “GRATITUDE” and “GRATITUDE II.”
GRATITUDE has a planned enrollment of 100 patients with schizophrenia or bipolar disorder with recent weight gain at 30 sites in the United States. Study participants will receive their established antipsychotic medication and either miricorilant (600 mg) or placebo for 12 weeks. GRATITUDE II has a planned enrollment of 150 patients with schizophrenia and long-standing AIWG at 35 centers in the United States. The primary endpoint in both trials is reduction in body weight.
NASH. Miricorilant is potent in animal models of fatty liver and liver fibrosis, which are precursors of cirrhosis. We are conducting a double-blind, placebo-controlled, Phase 2 trial that is expected to enroll 150 patients with NASH, as determined by MRI, at 15 sites in the United States. Patients will receive a daily dose of miricorilant (600 mg or 900 mg) or placebo for 12 weeks. The primary endpoint is reduction in liver fat content.
Development of our Other Selective Cortisol Modulators
Our portfolio of proprietary selective cortisol modulators consists of four structurally distinct series totaling more than 1,000 compounds, including relacorilant, exicorilant and miricorilant. These compounds potently bind to GR but not the progesterone, estrogen or androgen receptors. We hold U.S. and foreign patents covering these compounds and their methods of use in a wide range of indications. We have applied, and will continue to apply, for patents covering the composition and method of use of our products and product candidates. See “Business – Intellectual Property.”
Many of our proprietary compounds have demonstrated positive results in animal or in vitro models of cortisol modulation. One such molecule, CORT113176, has shown promise in animal models of amyotrophic lateral sclerosis (“ALS”). It has completed Phase 1 and we plan to advance it to Phase 2 as a potential treatment for that disease. We plan to continue identifying selective cortisol modulators and advancing the most promising of them towards the clinic.
Studies by Independent Investigators
For many years we have advanced our understanding of cortisol modulation by supporting the work of independent academic investigators. These researchers have studied the potential utility of mifepristone or our proprietary selective cortisol modulators in a wide range of disorders, including central serous retinopathy, post-traumatic stress disorder, anxiety, alcoholism, cocaine addiction, Alzheimer’s disease, ALS, Cushing’s syndrome, metabolic syndrome, atherosclerosis, fatty liver disease and solid tumors, including triple-negative breast, prostate, ovarian and non-small cell lung cancers, as well as sarcoma and melanoma.
Clinical Trial Agreements
We typically conduct our clinical trials with the assistance of clinical research organizations (“CROs”). ICON plc is helping us conduct our GRACE and GRADIENT trials. IQVIA Inc. is helping us conduct our Phase 2 trial of relacorilant to treat patients with metastatic ovarian cancer and our dose-finding trial of exicorilant to treat patients with CRPC. Medpace, Inc. is helping us conduct our GRATITUDE, GRATITUDE II and RELIANT trials. We may terminate our agreements with ICON and IQVIA on 60 days’ written notice. Our agreement with Medpace may be terminated by us without cause at any time.

Research and Development Spending
We incurred $114.8 million, $89.0 million and $75.2 million of research and development expenses in the years ended December 31, 2020, 2019 and 2018, respectively, which accounted for 51 percent, 46 percent and 47 percent, respectively, of our total operating expenses in those years.
Manufacturing Korlym
We rely on contract manufacturers to produce Korlym and our product candidates. In March 2014, we entered into an agreement with Produits Chimiques Auxiliaires et de Synthese SA (“PCAS”) to produce mifepristone, the active pharmaceutical ingredient (“API”) in Korlym. In 2018, we amended this agreement and extended its term to December 31, 2021, with two one-year renewals that will occur automatically unless either party gives 12 months advance written notice of its intent not to renew. The amendment also provides for exclusivity between PCAS and Corcept, unless PCAS is unable to meet our requirements, in which case we may purchase mifepristone from another supplier.
We have agreements with two third-party manufacturers to produce and bottle Korlym tablets.
Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act (“FDCA”)
The FDCA establishes an approval process for generic versions of already approved (or “Innovator”) drugs through the submission of an Abbreviated New Drug Application (“ANDA”). The proposed generic drug must have the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, as the Innovator drug. ANDAs are termed “abbreviated” because they need not include data establishing safety or efficacy. Generally, generic applicants must only demonstrate that their product is bioequivalent to, or performs in the same manner as, the Innovator drug.
ANDA applicants must certify that any patents listed by the owner of the Innovator drug in the Orange Book are expired, invalid or will not be infringed by the manufacture, use or sale of the proposed generic product. This is known as a “Paragraph IV certification.” If the owner of the Innovator drug sues the ANDA applicant for infringement of one or more Orange Book patents within 45-days of receiving notice of a Paragraph IV certification, the FDA approval of the ANDA application is automatically stayed until the earlier of (i) 30 months from the receipt of the Paragraph IV certification or (ii) a trial court decision finding the asserted Orange Book patents are invalid, unenforceable or not infringed. This prohibition is commonly referred to as the “30-month stay.” Owners of Innovator drugs regularly challenge paragraph IV certifications and trigger 30-month stays.
We are engaged in ANDA litigation with Teva Pharmaceuticals USA, Inc. (“Teva”) and Sun Pharmaceutical Industries Limited (“Sun Ltd.”) with respect to their proposed generic versions of Korlym. In addition, Teva challenged the validity of one of our patents in a post grant review (“PGR”) proceeding before the Patent Trial and Appeal Board (“PTAB”). In November 2020, the PTAB decided all of Teva’s claims in this PGR in Corcept’s favor. Teva has until March 12, 2021 to file its appeal brief with Federal Circuit Court of Appeals. In addition, on February 1, 2021, we received a Paragraph IV Notice Letter advising that Hikma Pharmaceuticals USA Inc. (“Hikma”) submitted an ANDA to the FDA seeking authorization from the FDA to manufacture, use or sell a generic version of Korlym in the United States. Under the terms of the Hatch Waxman Act, we have until March 15, 2021 to bring suit against Hikma.
See “Part I, Item 3, Legal Proceedings.”
Competition for Korlym
Korlym competes with established treatments, including surgery, radiation and other medications, including “off-label” uses of drugs such as ketoconazole, an anti-fungal medication. Korlym also competes with Signifor® (pasireotide) Injection and Isturisa® (osilodrostat). Both drugs are sold by the Italian pharmaceutical company Recordati S.p.A. (“Recordati”). Both drugs are approved by the FDA for the treatment of adult patients with Cushing’s disease who are not candidates for pituitary surgery or for whom surgery did not work. Cushing’s disease is a subset of Cushing’s syndrome. In the EU, Isturisa is also approved as a treatment for Cushing’s syndrome.
The orphan drug marketing exclusivity period for Korlym ended in February 2019, which means a competitor that receives FDA approval for a generic equivalent of Korlym may market its drug to patients with Cushing’s syndrome, provided doing so would not infringe any of our patents. Korlym may also experience competition from new compounds. Strongbridge Biopharma plc is seeking approval in the United States and Europe to market levoketoconazole, a chiral form of the commonly-prescribed cortisol synthesis inhibitor ketoconazole, as a treatment for patients with Cushing’s syndrome.

Intellectual Property
Patents and other proprietary rights are important to our business. We own ten U.S. composition of matter patents covering our selective cortisol modulators and 55 U.S. patents covering the use of cortisol modulators to treat a variety of serious disorders, including Cushing’s syndrome and own an extensive portfolio of patents in countries around the world. We have applied, and will continue to apply, for U.S. and foreign patents covering the composition and method of use of our products and product candidates.
Korlym. The composition of matter patent covering Korlym’s active ingredient, mifepristone, has expired. The only other FDA-approved use of mifepristone is to terminate pregnancy. We hold 16 U.S. method of use patents listed in the FDA Orange Book covering various uses of Korlym in the treatment of patients with Cushing’s syndrome, with additional patent applications that may be suitable for listing in the Orange Book under examination at the USPTO. Our current Orange Book patents have expiration dates ranging from 2028 to 2038.
To protect our market for Korlym we rely on (1) our method of use patents, (2) the significant restrictions imposed by the FDA on the use of mifepristone to terminate pregnancy and (3) the different patient populations, administering physicians and treatment settings between the use of mifepristone to terminate pregnancy and to treat Cushing’s syndrome.
Oncology. We have exclusively licensed eight U.S. method of use patents from the University of Chicago covering the use of glucocorticoid receptor antagonists, including mifepristone, in the treatment of castration-resistant prostate cancer in combination with androgen deprivation agents and triple-negative breast cancer in combination with anti-cancer agents. This license also covers related applications in countries around the world. See “Business - License Agreements.”
Other Method of Use Patents. In addition to our patents relating to Cushing’s syndrome, we own U.S. and foreign patents for the use of cortisol modulators in the treatment of pancreatic cancer, weight gain caused by antipsychotic medications, mild cognitive impairment, delirium, catatonia, psychosis induced by interferon-alpha therapy, migraine headaches, gastroesophageal reflux disease, neurological damage in premature infants and in the treatment of diseases using combination steroid and GR antagonist therapy. We own patents covering the optimization of mifepristone plasma levels in the treatment of patients suffering from disorders, including Cushing’s syndrome, amenable to treatment with mifepristone. We also own patents covering prevention and treatment of stress disorders, improvement of therapeutic response to electroconvulsive therapy and inhibition of cognitive deterioration in adults with Down’s Syndrome. The expiration dates of these patents and their foreign counterparts range from 2020 to 2039.
Composition of Matter Patents Covering Our Proprietary, Selective Cortisol Modulators. We have ten U.S. composition of matter patents containing claims relating to our next-generation cortisol modulators. Foreign counterparts of five of these patents have issued in Europe. The expiration dates of these patents and their foreign counterparts range from 2025 to 2034.
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
License Agreements
We have exclusively licensed from the University of Chicago eight U.S. patents for (a) the use of cortisol modulators in the treatment of triple-negative breast cancer, and (b) the use of cortisol modulators to treat castration-resistant prostate cancer. We are required to pay the University of Chicago customary milestone fees and royalties on revenue from products commercialized under the issued patents or patents that may issue pursuant to the pending applications. Our license will end upon expiration of the licensed patents in 2031 and 2033 or upon notification by us to the University of Chicago. Three patents that were licensed from Stanford University expired in October 2018. See “Business – Intellectual Property.”
Government Regulation
Prescription pharmaceutical products are subject to extensive pre- and post-approval regulation governing the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and promotion of the products under the Federal Food, Drug and Cosmetic Act. All of our product candidates require regulatory approval by government agencies prior to commercialization and are subject to continued regulatory oversight thereafter. Before a new drug may be marketed in the United States the FDA generally requires completion of preclinical laboratory and animal testing, performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug’s intended use and approval by the FDA. Complying with these and other federal and state statutes and regulations involves significant time and expense.
If the FDA approves the marketing of a new drug, physicians may prescribe it to patients in the United States. The FDA may withdraw its approval at any time if compliance with regulatory standards is not maintained. The drug developer must submit periodic reports to the FDA, including reports of adverse patient experiences, which could cause the FDA to impose marketing restrictions through labeling changes or remove the drug from the market. The FDA may also require post-approval studies, referred to as “Phase 4 studies,” to monitor or further explore the effect of approved products, and may limit marketing of the drug based on the results of such studies.
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
Facilities involved in the manufacture of drugs must comply with FDA-mandated current Good Manufacturing Practices regulations (“cGMP”) and are subject to periodic inspection by the FDA and other regulatory authorities. Failure to comply with statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, including suspension of manufacturing or a product recall.
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
Other Healthcare Laws
We are subject to healthcare regulation and enforcement by the federal government and the states where we conduct business. These laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security and physicians’ sunshine laws and regulations. Foreign governments have comparable regulations.
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
In addition, there has been increased federal and state regulation of payments made to physicians and other healthcare providers. The Patent Protection and Affordable Care Act (“ACA”), among other things, imposes new reporting requirements on drug manufacturers for payments made by them to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain health care professionals beginning in 2022 and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in significant civil monetary penalties for any payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers must report such payments to the government by the 90th day of each calendar year. Certain states also mandate implementation of commercial compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.
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
Certain state and foreign laws also govern the privacy and security of health information in ways that differ significantly from one another and are not preempted by HIPAA. For example, California recently enacted legislation, the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context. In Europe, the General Data Protection Regulation, or GDPR, went into effect in May 2018 and imposes stringent data protection requirements for controllers and processors of personal data of persons within the EU. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition, the United Kingdom leaving the EU could also lead to further legislative and regulatory changes. It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfer to the United Kingdom from the EU will be regulated, especially following the United Kingdom’s departure from the EU on January 31, 2020. However, the United Kingdom has transposed the GDPR into domestic law with the Data Protection Act 2018, which remains in force following the United Kingdom’s departure from the EU.

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
Data Privacy and Security
Numerous state, federal and foreign laws and regulations govern the collection of, disclosure of, use of, access to, transfer of, and confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, imposes requirements relating to the privacy, security and transmission of protected health information on HIPAA covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates who conduct certain activities for or on their behalf involving protected health information on their behalf. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by the U.S. Department of Health and Human Services, or HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Further, entities that knowingly receive individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA may be subject to criminal penalties.
Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.
Certain state and foreign laws also govern the privacy and security of health information in ways that differ significantly from one another and are not preempted by HIPAA. For example, California recently enacted legislation, the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for health-related information, including clinical trial data, it may regulate or impact our processing of personal information depending on the context. Further, the California Privacy Rights Act (CPRA), recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required.
In Europe, the General Data Protection Regulation, or GDPR, went into effect in May 2018 and imposes stringent data protection requirements for controllers and processors of personal data of persons within the EU. The GDPR applies to any company established in the EU or the EEA as well as to those outside the EU or the EEA if they collect and use personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the EC does not recognize as having “adequate” data protection laws; in July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could increase our costs and our ability to efficiently process personal data from the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition, the United Kingdom leaving the EU could also lead to further legislative and regulatory changes. Relatedly, following the United Kingdom’s withdrawal from the European Economic Area and the European Union, and the expiry of the transition period, companies have to comply with both the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which may expose us to further compliance risk.
Employees
We are managed by experienced pharmaceutical executives and also enlist the expertise of independent advisors with extensive pharmaceutical experience. As of December 31, 2020, we had 236 employees. We consider our employee relations to be good. Our employees are not covered by a collective bargaining agreement.
We seek to hire, retain and motivate smart, ethical, hard-working employees, officers and directors. To achieve this goal, we offer a collegial work environment where creativity, collaboration and initiative are encouraged. We offer competitive salaries and industry-leading health benefits. To align our people’s goals with Corcept’s goals, we offer annual performance-based cash bonuses and stock-based compensation.
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
Summary of Principal Risks
The following bullet points summarize the principal risks we face, each of which could adversely affect our business, operations, and financial results. For clarity of presentation, we have arranged these risks by the part of our business they most directly affect – (i) commercial operations, (ii) research and development, (iii) capital need and financial results, (iv) intellectual property and (v) our stock price. A sixth group of “general risks” lists risks that affect our business as a whole.
Risks Related to our Commercial Activities
•Failure to generate sufficient revenue from the sale of Korlym would harm our financial results and would likely cause our stock price to decline.
•The COVID-19 pandemic or other public health emergencies, natural disasters, terrorism or other catastrophes could disrupt our activities and render our own or our vendors’ facilities and equipment inoperable or inaccessible and require us to curtail or cease operations.
•If generic versions of Korlym are approved and successfully commercialized, our business, results of operations and financial position would be adversely affected.
•Other companies offer or are attempting to develop different medications to treat patients with Cushing’s syndrome. The availability of competing treatments could limit our revenue from Korlym.

•If we cannot continue to obtain acceptable prices or adequate insurance coverage and reimbursement for Korlym, we will be unable to generate significant revenues.
•We depend on vendors to manufacture Korlym’s active ingredient, form it into tablets, package it and dispense it to patients. We also depend on vendors to manufacture the API and capsules or tablets for our product candidates. If our suppliers become unable or unwilling to perform these functions and we cannot transfer these activities to replacement vendors in a timely manner, our business will be harmed.
Risks Related to our Research and Development Activities
•Clinical drug development is lengthy, expensive and often unsuccessful. Results of early studies and trials are often not predictive of later trial results. Failure can occur at any stage of drug development. Our efforts to discover, develop and commercialize our product candidates may not succeed.
•The COVID-19 pandemic has made initiating and advancing our clinical development programs more difficult.
•Vendors manufacture and distribute the drug product we use in our trials, conduct and manage some of our clinical trials and perform data collection and analysis. Failure of these vendors to perform their duties or meet expected timelines may prevent or delay approval of our product candidates.
•Our products and product candidates may cause undesirable side effects that halt their clinical development, prevent their regulatory approval, limit their commercial potential or cause us significant liability.
Risks Related to our Capital Needs and Financial Results
•We may need additional capital to fund our operations or for strategic reasons. Such capital may not be available on acceptable terms or at all.
Risks Relating to Our Intellectual Property
•To succeed, we must secure and maintain adequate patent protection for the composition and methods of use of our proprietary, selective cortisol modulators and for the use of Korlym to treat Cushing’s syndrome and other disorders.
•Third parties may allege that our patents infringe their rights. Defending against such allegations may result in costly litigation and may require us to obtain a license or bar us from commercializing our product candidates or Korlym for a new indication.
Risks Related to Our Stock
•The price of our common stock fluctuates widely and is likely to continue to do so. Opportunities for the sale of shares at any particular time may be limited.
•Our stock price may decline if our financial performance does not meet the guidance we have provided to the public, estimates published by research analysts or other investor expectations.
General Risks
•We are subject to government regulation and other legal obligations relating to privacy and data protection. Compliance with these requirements is complex and costly. Failure to comply could materially harm our business.
•We may be unable to obtain or maintain regulatory approvals for our product or product candidates.
•Anti-takeover provisions in our charter and bylaws and under Delaware law may make an acquisition of us or a change in our management more expensive or difficult, even if an acquisition or a management change would be beneficial to our stockholders.
•We rely heavily on information technology systems to conduct our business. A breakdown or breach of these systems or our failure to protect confidential information concerning our business, patients or employees could interrupt the operation of our business and subject us to liability.
•Our officers, directors and principal stockholders, acting as a group, could significantly influence corporate actions.
Risk Factors - Discussion
The following section discusses the principal risks listed above, as well as other risks we believe to be material.

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
•the introduction of competing treatments, including generic versions of Korlym;
•lack of availability of government or private insurance, which may be exacerbated if (i) the U.S. Supreme Court strikes down the Affordable Care Act, which greatly increased the number of Americans with health insurance or (ii) significant increases in unemployment cause patients to lose employer-provided private health insurance and either shift to Medicaid, which reimburses Korlym at a significantly lower price, or become uninsured, which would decrease our revenue and increase the burden on our financial assistance and free drug programs and on the independent charities we support; and
•negative publicity and political concerns about Korlym’s active ingredient, mifepristone, which is approved in another drug for the termination of pregnancy
Failure to generate sufficient Korlym revenue could prevent us from fully funding our planned commercial and clinical activities and would likely cause our stock price to decline.
The COVID-19 pandemic or other public health emergencies, natural disasters, terrorism or other catastrophes could disrupt our activities and render our own or our vendors’ facilities and equipment inoperable or inaccessible and require us to curtail or cease operations.
COVID-19, a serious and sometimes fatal illness, has spread to every country in the world and throughout the United States. Many countries, including most states of the United States, have reacted by instituting quarantines, “lockdowns” and other public health restrictions on leisure activities, work and travel. In California, where our headquarters are located, and in the states where our clinical specialists and medical science liaisons live and work, residents are subject to significant public health restrictions. Attempts by some states to lift these restrictions have led to a sharp increase in the number of new COVID-19 infections, hospitalizations and deaths, which in turn has led to the reimposition of restrictions, as well as to voluntary reductions in public activities by residents concerned for their health. Although many jurisdictions consider pharmaceutical companies as “essential businesses” with wide freedom to operate, we have been managing our business primarily by video conference, teleconference and email. We rely on third-party manufacturers, distributors (including the specialty pharmacy that dispenses Korlym), information technology and software service providers, law and accounting firms, clinical research organizations and consultants who are subject to, or may become subject to, pandemic-related controls. If these third parties cannot perform the services we require in a timely way and we cannot successfully implement replacements or workarounds, our business, results of operations and financial condition could be harmed.
COVID-19 has made it more difficult to interact with physicians who treat patients with Cushing’s syndrome. Steps physicians have taken to reduce the risk of COVID-19 infection in their practices include reducing the frequency of patient office visits and barring office visits by third parties, including our clinical specialists and medical science liaisons. Pandemic-related closures of clinical laboratories and imaging centers, as well as the reluctance of patients to leave the safety of their homes, has made it difficult for many physicians to identify patients who may benefit from Korlym, begin their treatment, titrate to an optimum dose and maintain their regimen, which has reduced our revenue. If physicians do not prescribe Korlym to new patients or have difficulty increasing a patient’s Korlym dose to its optimal level, or if patients already receiving Korlym discontinue treatment, our revenue will be unlikely to grow and may decline further.

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
The marketing exclusivity provided by Korlym’s orphan drug designation expired in February 2019, which means other companies may now seek to introduce generic equivalents of Korlym for the treatment of Cushing’s syndrome, provided they receive FDA approval and can show that they would not infringe our applicable patents or that those patents are invalid or unenforceable. If our patents are successfully challenged and a generic version of Korlym becomes available, our sales of Korlym tablets and their price could decline rapidly and significantly, which would reduce our revenue and materially harm our results of operations and financial position. Competition from a generic version of Korlym may also cause our revenue to be materially less than the public guidance we have provided, which would likely cause the price of our common stock to decline.
We have sued Teva and Sun in Federal District Court with respect to their proposed generic versions of Korlym. In addition, Teva has challenged the validity of one of our patents in a proceeding before the Patent Trial and Appeals Board. Legal action to enforce or defend intellectual property rights is complex, costly and involves significant commitments of management time. There can be no assurance of a successful outcome. Please see “Part I, Item 3, Legal Proceedings.” Furthermore, the 30-month stay provided by the Hatch-Waxman Act expired on August 2, 2020, which means Teva now has final approval from the FDA to market its generic version of Korlym and may choose to do so at any time, notwithstanding any ongoing litigation or administrative disputes with us. Even if we prevail in our legal actions and Teva withdraws its product and pays us damages, the temporary availability of a generic version of Korlym would materially harm our results of operations and financial condition.
On February 1, 2021, we received a Paragraph IV notice from Hikma stating that is seeking FDA approval to market a generic version of Korlym. It is likely that other companies will do the same. While we will vigorously protect our intellectual property, there can be no assurance our efforts will be successful.
Other companies offer or are attempting to develop different medications to treat patients with Cushing’s syndrome. The availability of competing treatments could limit our revenue from Korlym.
Since 2012, a medication owned by the Italian pharmaceutical company Recordati-S.p.A., the somatostatin analogue Signifor® (pasireotide) Injection, has been marketed in both the United States and the EU for adult patients with Cushing’s disease (a subset of Cushing’s syndrome). On March 6, 2020, the FDA granted Recordati approval to market another cortisol synthesis inhibitor, Isturisa® (osilodrostat) tablets, to treat patients with Cushing’s disease. Osilodrostat is approved in the EU for the treatment of patients with Cushing’s syndrome. Osilodrostat has been designated an orphan drug in both the EU and the United States.
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
The COVID-19 pandemic has caused a global economic contraction that may last a long time. Significant increases in unemployment stemming from the pandemic may cause some patients to lose their employer-sponsored insurance and may increase patient reliance on Medicaid (which pays significantly less for Korlym) and our financial assistance and free drug programs and on the independent charities we support. There may also be delays in coverage as patients secure authorization for Korlym treatment from a new insurer. If the pandemic causes any of these effects, our revenue would decline and our charitable donation expense would increase.
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
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. The Patient Protection and Affordable Care Act, or ACA, which was passed in 2010, substantially changed the way health care is financed by both governmental and private insurers. The ACA, among other things, expanded Medicaid program eligibility and access to commercial health insurance coverage, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and promoted a new Medicare Part D coverage gap discount program. The ACA also appropriated funding to comparative clinical effectiveness research, although it remains unclear how the research will affect Medicare coverage and reimbursement or how new information will influence other third-party payer policies.
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, the Tax Cuts and Jobs Acts (the “Tax Act”) was enacted, which, among other things, removed penalties for not complying with the individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review the case, although it is unclear when the decision will be made or how these decisions, subsequent appeals, if any, and the Supreme Court will rule. In addition, there may be other efforts to challenge, replace or repeal the ACA that may affect the law or our business. Any new limitations on, changes to, or uncertainty with respect to the ability of individuals to enroll in governmental reimbursement programs or other third-party payer insurance plans could reduce Korlym sales, which in turn could affect our ability to successfully develop and commercialize new products.
Other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of 2 percent per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. In addition, the American Taxpayer Relief Act of 2012, which further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Moreover, the federal government and the individual states in the United States have become increasingly active in developing proposals, passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, formulary flexibility, marketing cost disclosure and transparency measures.
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
A single third-party manufacturer, PCAS, supplies the API in Korlym. Two other third-party manufacturers produce and bottle Korlym tablets. Our agreement with PCAS automatically renews for two one-year terms, unless either party provides 12-months’ written notice of its intent not to renew. A single specialty pharmacy, Optime Care, Inc. (“Optime”) dispenses Korlym directly to patients and collects payments from insurers representing approximately 99 percent of our revenue. If Optime does not adhere to its agreements with payers, it may not be able to collect some or all of the payments due to us. Our agreement with Optime has a five-year term and renews upon the written consent of both parties, subject to customary termination provisions, including the right of Optime to terminate in the event of a material breach by us that we do not cure in a reasonable period of time after receiving written notice. In addition, we may terminate the agreement for convenience. In the event any of these vendors fails to perform its contractual obligations to us or is materially impaired in its performance by the COVID-19 pandemic or for any other reason, we may experience disruptions and delays in our supply chain and our ability to deliver Korlym to patients, which would adversely affect our business, results of operations and financial position.
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
•federal “sunshine” laws, including the federal Physician Payment Sunshine Act, that require transparency regarding financial arrangements with health care providers, such as the reporting and disclosure requirements imposed by the ACA on drug manufacturers regarding any “transfer of value” made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain health care professionals beginning in 2022, teaching hospitals, and ownership or investment interests held by physicians and their immediate family members. Manufacturers are required to submit reports detailing these financial arrangements by the 90th day of each calendar year;

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
The COVID-19 pandemic has made initiating and advancing our clinical development programs more difficult.
We conduct clinical trials at sites in the United States, Canada, Europe and Israel. In all of these places, authorities have imposed significant public health restrictions of varying degrees of severity which are likely to persist until a COVID-19 vaccine or effective treatment is widely available. In addition, physicians, patients and medical institutions have changed their behavior in an attempt to reduce the risk of infection that makes clinical trials more expensive, time-consuming and risky to initiate and conduct.
Some of the sites where we are conducting clinical trials have stopped enrolling new patients or reduced the frequency with which enrolled patients see their physicians. Some clinical sites have temporarily stopped initiating new trials. Many patients are reluctant to participate in procedures required by our clinical trial protocols because they fear infection. In general, COVID-19 has slowed the pace of our clinical trials, including our studies in Cushing’s syndrome, AIWG and NASH. Studies of diseases perceived to be acutely life-threatening, such as advanced solid tumors, have been experienced less delay and disruption.
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

•we could be sued and held liable for harm caused to patients;
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
We cannot assure investors that a liquid trading market for our common stock will exist at any particular time. As a result, holders of our common stock may not be able to sell shares quickly or at the current market price. During the 52-week period ended February 17, 2021, our average daily trading volume was approximately 1,466,131 shares and the intra-day sales prices per share of our common stock on The Nasdaq Stock Market ranged from $9.70 to $31.18. As of February 17, 2021, our officers, directors and principal stockholders beneficially owned approximately 16 percent of our common stock.
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
The guidance we provide as to our expected 2021 revenue is only an estimate of what we believe is realizable at the time we give such guidance. It is difficult to predict our revenue and our actual results may vary materially from our guidance. The effect on our business of the COVID-19 pandemic is difficult to estimate. In addition, the rate of physician adoption of Korlym and the actions of government and private payers is uncertain. We may experience competition from generic versions of Korlym, which our public revenue guidance does not anticipate. We may not meet our financial guidance or other investor expectations for other reasons, including those arising from the risks and uncertainties described in this report and in our other public filings and public statements. Research analysts publish estimates of our future revenue and earnings based on their own analysis. The revenue guidance we provide may be one factor they consider when determining their estimates.
General Risk Factors
We are subject to government regulation and other legal obligations relating to privacy and data protection. Compliance with these requirements is complex and costly. Failure to comply could materially harm our business.
We and our partners are subject to federal, state and foreign laws and regulations concerning data privacy and security, including HIPAA and the EU General Data Protection Regulation, or the GDPR. These and other regulatory frameworks are evolving rapidly as new rules are enacted and existing ones updated and made more stringent.
In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy, laws, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, violating consumers’ privacy or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.
In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Confidentiality of Medical Information Act imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. Further, on June 28, 2018, California enacted the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Similar laws have been proposed at the federal level and in other states.
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
We have experienced “phishing” attacks and other unauthorized access to certain data and information. There is no assurance that our cybersecurity systems and processes will be effective in preventing unauthorized access in the future. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that remain undetected for an extended period.
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
We are dependent on the continued functioning of the FDA and other federal instrumentalities. Inadequate funding of these instrumentalities, their partial or complete closure, their diversion of resources to work on pandemic-related issues, or their inability to hire and retain talented professionals could materially harm our business.
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
New laws and regulations, as well as changes to existing laws and regulations, including statutes and regulations concerning taxes and the development, approval, and marketing of medications, the provisions of the ACA requiring the reporting of aggregate spending related to health care professionals, the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the SEC and by The Nasdaq Stock Market have and will likely continue to increase our cost of doing business and divert management’s attention from revenue-generating activities.

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
As of February 17, 2021, our officers and directors beneficially owned approximately 16 percent of our common stock. Acting together, these stockholders could significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling stockholders.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease 36,062 square feet of office space in Menlo Park, California for our corporate facilities. Our current lease expires in March 2022.
ITEM 3. LEGAL PROCEEDINGS
Teva ANDA Litigation.
In February 2018, we received a Paragraph IV Notice Letter advising that Teva had submitted an Abbreviated New Drug Application (“ANDA”) to the FDA seeking authorization to manufacture, use or sell a generic version of Korlym in the United States prior to the expiration of certain of our patents related to Korlym - U.S. Patent No. 8,921,348 (the “’348 patent”) and U.S. Patent No. 9,829,495 (the “’495 patent”) - which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). Teva’s February 5, 2018 Notice Letter alleges that the ’348 patent, with an expiration date in August 2028, and the ’495 patent, with an expiration date in August 2036, will not be infringed by Teva’s proposed product, are invalid and/or are unenforceable. On March 15, 2018, we filed a lawsuit in the U.S. District Court for the District of New Jersey against Teva for infringement of these patents. On October 12, 2018, Teva received tentative approval from the FDA for its ANDA. In accordance with the Hatch-Waxman Act, however, as a result of filing a timely lawsuit against Teva, FDA final approval of Teva’s ANDA was stayed for 30 months, until August 1, 2020.

On July 6, 2018, we filed an amended complaint against Teva, asserting infringement of U.S. Patent No. 9,943,526 (the “’526 patent”). On February 8, 2019, we filed a second lawsuit against Teva, asserting infringement of U.S. Patent Nos. 10,166,242 (the “ʼ242 patent”), 10,166,243 (the “ʼ243 patent”) and 10,195,214 (the “ʼ214 patent”). On December 13, 2019, we filed a third lawsuit against Teva, asserting infringement of U.S. Patent Nos. 10,500,216 (the “ʼ216 patent”). The District Court consolidated our lawsuits against Teva into a single action and set a trial date of February 2, 2021. On September 24, 2020, the Court vacated the February 2, 2021 trial date and ordered the parties to complete trial preparations by March 17, 2021. A new trial date has not been set.
No new 30-month stay resulted from the filing of the amended complaint or new lawsuits.
On May 7, 2019, Teva submitted to the PTAB a petition for post-grant review (“PGR”) of the ’214 patent, which we opposed. On November 20, 2019, the PTAB granted Teva’s petition. On November 19, 2020, the PTAB issued a decision upholding the validity of the ’214 patent against all of Teva’s claims. Teva has until March 12, 2021 to file its appeal brief with Federal Circuit Court of Appeals.
We will vigorously enforce our intellectual property rights relating to Korlym, but cannot predict the outcome of these matters.
Sun ANDA Litigation
On June 10, 2019, we received a Paragraph IV Notice Letter advising that Sun had submitted an ANDA to the FDA seeking authorization to manufacture, use or sell a generic version of Korlym in the United States prior to the expiration of certain of our patents related to Korlym listed in the Orange Book (the “Korlym Patents”).
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
Hikma Paragraph IV Notice Letter
On February 1, 2021, we received a Paragraph IV Notice Letter advising that Hikma had submitted an ANDA to the FDA seeking authorization to manufacture, use or sell a generic version of Korlym in the United States.
The Notice Letter contains Paragraph IV certifications against certain of our patents related to Korlym, specifically U.S. Patent Nos. ’348, ’495, 10,006,924 (the “ʼ924 patent”), ’526, 10,151,763 (the “ʼ763 patent”), ’242, ’243, ’214, 10,231,983 (the “ʼ983 patent”), 10,314,850 (the “ʼ850 patent”), 10,495,650 (the “ʼ650 patent”), ʼ216, 10,660,904 (the “ʼ904 patent”), 10,780,097 (the “ʼ097 patent”), 10,842,800 (the “ʼ800 patent”), and 10,842,801 (the “ʼ801 patent”) (collectively, the “Korlym Patents”), which are listed in the Orange Book. The Notice Letter alleges that the Korlym Patents will not be infringed by Hikma’s proposed product, are invalid and/or are unenforceable.
We intend to vigorously enforce our intellectual property rights relating to Korlym, but we cannot predict the outcome of any litigation that could be filed.
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

We moved to dismiss the consolidated complaint on January 27, 2020. Rather than oppose our motion to dismiss, on March 20, 2020, the lead plaintiff filed a second amended complaint. On May 11, 2020, we moved to dismiss the second amended complaint. We received plaintiff’s opposition to our motion on June 25, 2020 and filed our reply on July 27, 2020. On November 20, 2020, the Court granted our motion to dismiss in full and granted plaintiff leave to file a third amended complaint, which plaintiff did on December 21, 2020. On February 19, 2021, we filed our motion to dismiss the third amended complaint. Plaintiff’s opposition to our motion is due on April 20, 2021 and our reply is due on June 4, 2021.
We will respond vigorously to plaintiff’s claims but cannot predict the outcome of this matter.
On September 30, 2019, a purported shareholder derivative complaint was filed in the United States District Court for the District of Delaware by Lauren Williams, and captioned Lauren Williams v. G. Leonard Baker, et al., Civil Action No. 1:19-cv-01830. The complaint named our board of directors, including our Chief Executive Officer and Chief Financial Officer as defendants and us as nominal defendant. The complaint alleges breach of fiduciary duty, violation of Section 14(a) of the Exchange Act, insider selling, misappropriation of insider information and waste of corporate assets and seeks damages in an amount to be proved at trial. On October 23, 2019, this action was stayed pending a resolution of our motions to dismiss the Melucci litigation. We will respond to this complaint vigorously but cannot predict the outcome of this matter.
On December 19, 2019, a second purported shareholder derivative complaint was filed in the United States District Court for the District of Delaware by Jeweltex Pension Plan, and captioned Jeweltex Pension Plan v. James N. Wilson, et al., Civil Action No. 1:19-cv-02308. The complaint named our board of directors, including our Chief Executive Officer, as well as our Chief Financial Officer as defendants and Corcept Therapeutics Incorporated as nominal defendant. The complaint seeks to allege causes of action for breach of fiduciary duty, violation of section 14(a) of the Exchange Act, waste of corporate assets, contribution and indemnification, aiding and abetting, and gross mismanagement. The complaint seeks an amount of damages to be proved at trial. On April 6, 2020, this action was stayed pending a resolution of our motions to dismiss the Melucci litigation. On December 20, 2020, the case was further stayed pending a resolution of Corcept’s forthcoming motion to dismiss the third amended complaint. We will respond to this complaint vigorously but cannot predict the outcome of this matter.
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
Stockholders of Record and Dividends
As of February 17, 2021, we had 117,312,341 shares of common stock outstanding held by 29 stockholders of record. Because almost all of our common stock is held by brokers, nominees and other institutions on behalf of stockholders, we are unable to estimate the actual number of our stockholders. We have never declared or paid cash dividends. We do not anticipate paying cash dividends in the foreseeable future.
Sale of Unregistered Securities
None.
Repurchases of Securities
The following table contains information relating to the repurchases of our common stock as part of a publicly announced stock repurchase program (“Stock Repurchase Program”) in the three months ended December 31, 2020 (in thousands, except per share data):

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program(1)

October 1, 2020 to October 31, 2020	—	$—	$—
November 1, 2020 to November 30, 2020	450	21.05	190,526
December 1, 2020 to December 31, 2020	9	22.64	190,331
Total	459	$21.08	$190,331
(1) On November 3, 2020, our Board of Directors authorized the repurchase of up to $200 million of our common stock pursuant to our Stock Repurchase Program. Unless terminated or suspended prior, the Stock Repurchase Program will remain in effect until September 30, 2021.
The following table contains information relating to the repurchases of our common stock as part of the cashless net exercises of stock options in the three months ended December 31, 2020 (in thousands, except per share data):

Fiscal Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Approximate Dollar Amount of Shares

October 1, 2020 to October 31, 2020	—	$—	$—
November 1, 2020 to November 30, 2020	31	22.88	714
December 1, 2020 to December 31, 2020	58	24.74	1,443
Total	89	$24.09	$2,157
(2) In November 2020, we issued 50,000 shares of common stock as part of a net-share settlement of a cashless option exercise, of which 31,225 shares were tendered to us in satisfaction of related exercise costs. In December 2020, we issued 89,902 shares of common stock as part of a net-share settlement of a cashless option exercise, of which 58,324 shares were tendered to us in satisfaction of related exercise costs.
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

ITEM 6. SELECTED FINANCIAL DATA
SELECTED FINANCIAL DATA
(in thousands, except per share data)
The selected financial data set forth below are derived from our audited consolidated financial statements. The statement of operations data for the years ended December 31, 2020, 2019 and 2018 and the balance sheet data as of December 31, 2020 and 2019 are derived from our audited consolidated financial statements included in this Annual Report. The statement of operations data for the years ended December 31, 2017 and 2016 and the balance sheet data as of December 31, 2018, 2017 and 2016 have been derived from our audited financial statements, which are not included in this Annual Report. Our historical results are not necessarily indicative of our results for any future period. The selected financial data set forth below should be read in conjunction with our financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands, except per share data)
Statement of Operations Data:
Product revenue, net	$353,874	$306,486	$251,247	$159,201	$81,321
Operating expenses:
Cost of sales	5,582	5,504	5,215	3,554	2,058
Research and development	114,764	89,017	75,247	40,376	23,844
Selling, general and administrative	105,326	100,359	81,289	62,416	45,240
Total operating expenses	225,672	194,880	161,751	106,346	71,142
Income from operations	128,202	111,606	89,496	52,855	10,179
Interest and other income (expense), net	3,400	5,070	2,657	(49)	(2,039)
Income before income taxes	131,602	116,676	92,153	52,806	8,140
Income tax expense (benefit)	25,591	22,495	16,743	(76,316)	—
Net income	$106,011	$94,181	$75,410	$129,122	$8,140
Net income per share:
Basic	$0.92	$0.82	$0.65	$1.14	$0.07
Diluted	$0.85	$0.77	$0.60	$1.04	$0.07
Weighted average shares – basic	115,412	114,349	115,343	113,527	110,566
Weighted average shares – diluted	124,194	122,566	126,688	124,515	116,139
Includes certain non-cash expenses, of the following:
Stock-based compensation
Cost of sales	$66	$144	$259	$—	$—
Research and development	11,222	9,541	7,012	3,743	1,312
Selling, general and administrative	22,251	19,628	16,476	9,618	5,746
Total stock-based compensation	33,539	29,313	23,747	13,361	7,058
Non-operating expense related to accretion of interest on long-term obligation	—	—	—	456	1,929
Total non-cash expenses	$33,539	$29,313	$23,747	$13,817	$8,987

	December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$476,892	$315,314	$206,760	$104,025	$51,536
Working capital	431,007	268,517	201,247	94,616	38,315
Total assets	571,731	412,312	311,694	220,537	68,753
Debt obligation - current portion	—	—	—	—	14,664
Total stockholders’ equity	523,338	371,182	275,882	190,968	41,379

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
Overview
We are a commercial-stage company engaged in the discovery and development of drugs that treat severe metabolic, oncologic and psychiatric disorders by modulating the effects of the hormone cortisol. Since 2012, we have marketed Korlym® (mifepristone) for the treatment of patients who suffer from Cushing’s syndrome. Our portfolio of proprietary selective cortisol modulators consists of four structurally distinct series totaling more than 1,000 compounds, including relacorilant, exicorilant and miricorilant.
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
Relacorilant. We are conducting two Phase 3 trials of our proprietary, selective cortisol modulator, relacorilant, as a treatment for patients with Cushing’s Syndrome.
Our Phase 3 GRACE trial is expected to enroll 130 patients at sites in the United States, Canada, Europe and Israel. Each patient in GRACE will receive relacorilant for 22 weeks. Patients who exhibit pre-specified improvements in hypertension or glucose metabolism enter a 12-week, double-blind, “randomized withdrawal” phase in which half of the patients continue receiving relacorilant and the rest receive placebo. If successful, we expect GRACE to provide the basis for a new drug application to treat patients with all etiologies of Cushing’s syndrome.
Our Phase 3 GRADIENT trial is expected to enroll 130 patients whose Cushing’s syndrome is caused by an adrenal tumor. Half of patients will receive relacorilant for 26 weeks and half will receive placebo. Many of the clinical sites in GRACE are participating in GRADIENT.
The United States Food and Drug Association (“FDA”) and the European Commission (“EC”) have designated relacorilant as an orphan drug for the treatment of Cushing’s syndrome. In the United States, relacorilant’s orphan designation confers tax credits, reduced regulatory fees and, provided we obtain approval, seven years of exclusive marketing rights for the treatment of patients with Cushing’s syndrome. Benefits of orphan drug designation by the EC are similar, but also, include protocol assistance from the European Medicines Agency (“EMA”), access to the centralized marketing authorization procedure in the European Union (“EU”) and, if we obtain approval, ten years of exclusive marketing rights in the EU for the treatment of patients with Cushing’s syndrome.
Oncology
Relacorilant in Patients with Solid Tumors. In July 2020, we completed enrollment in a 178-patient, controlled Phase 2 trial of relacorilant in combination with nab-paclitaxel in patients with advanced, high-grade serous ovarian tumors, which we are conducting at sites in the United States and Europe. We expect top-line data from this trial to be available in the first half of 2021.
In addition, our Phase 3 RELIANT trial of relacorilant plus nab-paclitaxel in patients with metastatic pancreatic cancer is expected to enroll 80 patients, all of whom will receive relacorilant plus nab-paclitaxel. We expect to complete an interim analysis of data from the first 43 patients in the first half of 2021.
We are also conducting an open-label, Phase 1b trial of relacorilant plus the PD-1 checkpoint inhibitor pembrolizumab in 20 patients with advanced adrenocortical cancer with cortisol excess.
Cortisol Modulators in Patients with CRPC. We are conducting an open label, dose-finding trial of our proprietary, selective cortisol modulator exicorilant in combination with Xtandi in patients with metastatic CRPC. Investigators at the University of Chicago are conducting a dose-finding trial of relacorilant combined with Xtandi in the same patient population. We are providing relacorilant.
Metabolic Diseases
Antipsychotic-Induced Weight Gain (“AIWG”). We are studying our selective cortisol modulator miricorilant as a potential treatment for AIWG. In 2020, we completed a double-blind, placebo-controlled Phase 1b trial, in which 96 healthy subjects received daily doses of the antipsychotic medication olanzapine (10 mg) and either miricorilant (600 mg or 900 mg) or placebo for 14 days. Study participants who received miricorilant gained less weight than subjects receiving placebo. In addition, markers of liver damage that rise temporarily at the start of olanzapine therapy increased less sharply in subjects receiving miricorilant.
Our double-blind, placebo-controlled, Phase 2 GRATITUDE trial is studying the ability of miricorilant to reverse recent AIWG, with a planned enrollment of 100 patients with schizophrenia or bipolar disorder at 30 sites in the United States. Study participants receive their established antipsychotic medication plus either miricorilant or placebo for 12 weeks. Our double-blind, placebo-controlled Phase 2 GRATITUDE II trial is studying the ability of miricorilant to reverse long-standing AIWG in 120 patients with schizophrenia at 35 centers in the United States.
Liver Disease. We are conducting a double-blind, placebo-controlled, Phase 2 trial of miricorilant as a potential treatment for NASH. The trial has a planned enrollment of 150 patients at 15 sites in the United States. Patients will receive a daily dose of miricorilant (600 mg or 900 mg) or placebo for 12 weeks.
Continued Discovery and Development
Our selective cortisol modulator CORT113176, which has shown promise in animal models of amyotrophic lateral sclerosis (or “ALS”), has completed its Phase 1 trial. We plan to advance it to Phase 2 as a potential treatment for that disease. In addition, we continue to identify selective cortisol modulators and plan to advance the most promising of them towards the clinic.
COVID-19 Pandemic
Much of the world is subject to pandemic-related public health restrictions, including in California, where we are headquartered, and in the states where we sell Korlym and where our clinical trial sites are located. Most of our third-party manufacturers, distributors (including the specialty pharmacy that dispenses Korlym), information technology service providers, law and accounting firms, clinical research organizations and others are also subject to pandemic-related restrictions.
These restrictions, as well as measures voluntarily undertaken by patients, physicians, hospitals and medical clinics to reduce the risk of coronavirus infection have reduced our revenue and make it difficult to grow our Korlym business. The pandemic’s impact on the pace of our clinical development programs has been variable. Enrollment has slowed significantly in trials of indications not considered immediately life-threatening, such as Cushing’s syndrome, CRPC, AIWG and NASH. In addition, some clinical sites have stopped enrolling new patients or have reduced the frequency with which physicians see study participants. Some sites have suspended or halted the initiation of new clinical trials. These changes lengthen the time it takes us to complete our development programs, although trials in patients with immediately life-threatening diseases, such as advanced pancreatic and ovarian cancer, have experienced many fewer disruptions and delays.
Please see "COVID-19 Pandemic" under Item 1 of this Annual Report and the risk factor under Item 1A of this Annual Report, “The COVID-19 pandemic or other public health emergencies, natural disasters, terrorism or other catastrophes could disrupt our activities and render our own or our vendors’ facilities and equipment inoperable or inaccessible and require us to curtail or cease operations.”

Results of Operations
Net Product Revenue – Net product revenue is gross product revenue from sales to our customers less deductions for estimated government rebates and chargebacks.
Net product revenue was $353.9 million for the year ended December 31, 2020, compared to $306.5 million and $251.2 million for the years ended December 31, 2019 and 2018, respectively. For the years ended December 31, 2020, 2019 and 2018, higher sales volumes accounted for 31.9 percent, 58.4 percent and 85.7 percent of the increases in net revenue, respectively, as we shipped Korlym to more patients. Increases in the average price of Korlym tablets accounted for the remainder of the increases. The increase in Korlym’s price for the year ended December 31, 2020 was due to a relative decrease in the number of patients covered by Medicaid (which reimburses Korlym at a lower rate), a statutorily-mandated increase in the price paid by other government programs, one price increase that took effect on August 1, 2019 and another on January 1, 2020.
Cost of sales – Cost of sales includes the cost of API, tableting, packaging, personnel, overhead, stability testing and distribution.
Cost of sales was $5.6 million for the year ended December 31, 2020, compared to $5.5 million and $5.2 million for the years ended December 31, 2019 and 2018, respectively. The dollar value of our cost of sales increased in both years due to greater sales unit volumes. Cost of sales was 1.6 percent, 1.8 percent and 2.1 percent of our net product revenue for the years ended December 31, 2020, 2019 and 2018, respectively. Cost of sales as a percentage of revenue declined due to an increase in the average price of Korlym as well as a decrease in its cost of manufacture.
Research and development expenses – Research and development expenses include the cost of (1) recruiting and compensating development personnel, (2) clinical trials, (3) drug product and preclinical studies in support of clinical trials and regulatory submissions, (4) discovery research and (5) the development of drug formulations and manufacturing processes.
Research and development expenses increased to $114.8 million for the year ended December 31, 2020 from $89.0 million for the comparable period in 2019. The increase was due to increased spending on the advancement of our oncology and endocrinology development programs and on the recruitment and compensation of development personnel.
Research and development expenses increased to $89.0 million for the year ended December 31, 2019 from $75.2 million in 2018. The increase was primarily due to increased spending on the recruitment and compensation of development personnel and on the discovery and advancement of new selective cortisol modulators, partially offset by the completion of drug-drug interaction studies related to relacorilant.

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Development programs:
Oncology	$34,163	$21,098	$11,965
Endocrinology	$48,435	$35,988	$18,392
Pre-clinical and clinical selective cortisol modulators	$11,580	$11,120	$29,380
Unallocated activities, including pre-clinical, manufacturing and regulatory activities	$9,364	$11,270	$8,498
Stock-based compensation	$11,222	$9,541	$7,012
Total research and development expense	$114,764	$89,017	$75,247
It is difficult to predict the timing and cost of development activities, which are subject to many uncertainties and risks, including inconclusive or negative results, slow patient enrollment, adverse side effects and difficulties in the formulation or manufacture of study drugs and the lack of drug-candidate efficacy. In addition, clinical development is subject to intensive government oversight and regulations that may change unpredictably and without notice. We expect our research and development expense to be higher in 2021 than in 2020 as our clinical programs advance. Research and development spending in future years will depend on the outcome of our pre-clinical and clinical trials and our development plans.
Selling, general and administrative expenses - Selling, general and administrative expenses include (1) compensation of employees, consultants and contractors engaged in commercial and administrative activities, (2) the cost of vendors supporting commercial activities and (3) legal and accounting fees.

Selling, general and administrative expenses increased to $105.3 million for the year ended December 31, 2020 from $100.4 million for the comparable period in 2019. The increase in selling, general and administrative expenses was primarily due to increases in employee recruiting and compensation expenses, increased legal and marketing costs, volume-related pharmacy and other distribution costs and professional service fees.
Selling, general and administrative expenses increased to $100.4 million for the year ended December 31, 2019 from $81.3 million for the comparable period in 2018. The increase in selling, general and administrative expenses was primarily due to increased spending on the recruitment and compensation of additional employees, increased legal and marketing costs, and added distribution expenses arising from increased Korlym sales volumes.
We expect our selling, general and administrative expenses to be higher in 2021 than in 2020 due to increased commercial and administrative activities arising from increased sales volumes, litigation and administrative support for increased research and development activities.
Interest and other income - Interest and other income for the years ended December 31, 2020, 2019 and 2018 was $3.4 million, $5.1 million and $2.7 million, respectively, and consisted primarily of interest income from marketable securities. Interest and other income decreased for the year ended December 31, 2020 from the comparable period in 2019 primarily due to market-wide reductions in interest rates. The increase from the year ended December 31, 2019 from the comparable period in 2018 was due to growth in our holdings of cash and marketable securities.
Income tax expense - Income tax expense for the years ended December 31, 2020, 2019 and 2018 was $25.6 million, $22.5 million, and $16.7 million, respectively. The increases in income tax expense during the years ended December 31, 2020, 2019 and 2018 were primarily due to increases in net income and decreased discrete benefits from exercises of non-qualified stock options.
Liquidity and Capital Resources
Since 2015, we have relied on revenues from the sale of Korlym to fund our operations. Based on our current plans and expectations, we expect to fund our operations and planned research and development activities without needing to raise additional funds, although we may choose to raise additional funds for other reasons. If we were to raise funds, equity financing would be dilutive. Debt financing could involve restrictive covenants. Funds raised through collaborations with other companies may require us to relinquish certain rights in our product candidates.
As of December 31, 2020, we had cash, cash equivalents and marketable securities of $476.9 million, consisting of cash and cash equivalents of $76.2 million and marketable securities of $400.7 million, compared to cash and cash equivalents of $31.3 million and marketable securities of $284.0 million as of December 31, 2019.
The cash in our bank accounts and our marketable securities could be affected if the financial institutions holdings them were to fail or severely adverse conditions were to rise in the markets for public or private debt securities. We have never experienced a loss or lack of access to cash.
Net cash provided by operating activities for the years ended December 31, 2020, 2019 and 2018 was $152.0 million, $136.1 million and $115.7 million, respectively. These increases were primarily due to greater revenue, as a result of an increase in Korlym’s price as well as shipping Korlym to more patients.
Net cash used in investing activities for the years ended December 31, 2020, 2019 and 2018 was $119.3 million, $117.8 million and $90.8 million, respectively, primarily due to increased purchases of marketable securities with cash generated by our operating activities.
Net cash provided by financing activities for the year ended December 31, 2020 was $12.2 million. Net cash used in financing activities for the years ended December 31, 2019 and 2018 was $28.6 million and $14.3 million, respectively. For the same periods, stock option exercises provided $23.2 million, $8.4 million and $9.3 million, respectively. We repurchased an aggregate of $9.7 million of our common stock during the year ended December 31, 2020 pursuant to our program to repurchase up to $200 million of our common stock (the “Stock Repurchase Program”). In the first quarter of 2020, we purchased from our Chief Executive Officer $0.3 million of our common stock at the current market price to provide him liquidity to satisfy tax liability arising from his net (cashless) exercise in 2019 of stock options that were about to expire. We repurchased an aggregate of $31.0 million and $23.7 million during the years ended December 31, 2019 and 2018, respectively, pursuant to our program to repurchase up to $100 million of our common stock that expired on June 30, 2019. During the years ended December 31, 2020 and 2019, we also acquired 0.1 million and 0.5 million shares at a cost of $1.1 million and $6.1 million, respectively, in satisfaction tax withholding requirements for the settlement of employee option exercises. We had no such transactions in 2018.

As of December 31, 2020, we had retained earnings of $82.5 million.
Contractual Obligations and Commitments
The following table presents our estimates of obligations under contractual agreements as of December 31, 2020.

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Manufacturing purchase commitments(1)	$159	$159	$—	$—	$—
Lease obligations(2)	$2,639	$2,109	$530	$—	$—
Research and development studies(3)	$116	$116	$—	$—	$—
Total other contractual obligations	$2,914	$2,384	$530	$—	$—
(1) As of December 31, 2020, we had no remaining commitments to purchase API from PCAS and have a $0.2 million commitment to purchase Korlym tablets.
(2) In October 2019, we amended our office lease to add more space and extend its term from March 31, 2020 through March 31, 2022 for the original office space and on April 1, 2020, the lease term would begin for additional space through March 31, 2022. In June 2020, we amended our office lease to commence the additional space on June 15, 2020. As of December 31, 2020, the remaining minimum rental payments due under the lease were $2.6 million.
(3) In December 2013, we entered into an agreement with Quotient Sciences Limited (“Quotient”), a clinical research organization, to assist in the management and conduct of our Phase 1 studies of miricorilant and our other selective cortisol modulators. As of December 31, 2020, the total non-cancelable commitment under the agreement was approximately $0.1 million.
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
Leases
We account for leases in accordance with ASC 842, Leases, which requires lease transactions with terms longer than 12 months to be recognized on the balance sheet as a liability (“lease liabilities”), offset by an asset of equal amount (“right-of-use assets”).
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is to preserve principal. As of December 31, 2020, the fair value of our cash and cash equivalents and marketable securities was $476.9 million. Our marketable securities consisted primarily of commercial paper, corporate notes, asset-backed securities, repurchase agreements, U.S. Treasury securities and a money market fund invested in short-term U.S. Treasury securities maintained at a major U.S. financial institution. To minimize our exposure to interest rate and other market risks, we have limited the maturities of our investments to less than three years, with the duration of our portfolio not to exceed two years. Due to the short-term nature and high liquidity of these instruments, an increase or decrease in market interest rates by 25 basis points would not have a material impact on the total value of our portfolio as of December 31, 2020.
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
As of December 31, 2020, our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on their evaluation, they concluded that they are effective.
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of December 31, 2020, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure at the reasonable assurance level.
Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. It is set forth below.
(c) Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Corcept Therapeutics Incorporated
Opinion on Internal Control over Financial Reporting
We have audited Corcept Therapeutics Incorporated’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Corcept Therapeutics Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2020 and 2019, the related consolidated statements comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 23, 2021 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Redwood City, California
February 23, 2021
ITEM 9B. OTHER INFORMATION
None.

PART III
Certain information required by Part III is omitted from this Form 10-K because we expect to file with the U.S. Securities and Exchange Commission, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, a definitive proxy statement (“Proxy Statement”), pursuant to Regulation 14A in connection with the solicitation of proxies for our 2021 Annual Meeting of Stockholders, and certain information included therein is incorporated herein by reference.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

10.10†
Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Charles Robb, dated September 1, 2011 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on November 8, 2011).

10.11†	Employment offer letter to Charles Robb dated August 12, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 8, 2011).

10.12†	Corcept Therapeutics Incorporated 2012 Incentive Award Plan (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 21, 2012).

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

10.39†
Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Hazel Hunt, dated August 3, 2020 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 4, 2020).

10.40†
Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Joseph Douglas (“J.D.”) Lyon, dated August 3, 2020 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on August 4, 2020).

10.41†
Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Sean Maduck, dated August 3, 2020 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on August 4, 2020).

10.42
Fifth Amendment to Office Lease Agreement by and between Exponent Realty, LLC and Corcept Therapeutics Incorporated, made and entered into as of June 17, 2020 (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed on August 4, 2020).

10.43
Sixth Amendment to Office Lease Agreement by and between Exponent Realty, LLC and Corcept Therapeutics Incorporated, made and entered into as of July 22, 2020 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 3, 2020).

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (See signature page)

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Charles Robb

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Charles Robb

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

#	Confidential treatment granted

†	Management contract or compensatory plan or arrangement
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

By:	/s/ JOSEPH K. BELANOFF
Joseph K. Belanoff, M.D.,
Chief Executive Officer and President
Date:	February 23, 2021
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Joseph K. Belanoff and Charles Robb, and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Exchange Act, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOSEPH K. BELANOFF	Chief Executive Officer, President and Director	February 23, 2021
Joseph K. Belanoff, M.D.	(Principal Executive Officer)

/s/ CHARLES ROBB	Chief Financial Officer and Secretary	February 23, 2021
Charles Robb	(Principal Financial Officer)

/s/ JOSEPH DOUGLAS LYON	Chief Accounting Officer	February 23, 2021
Joseph Douglas Lyon	(Principal Accounting Officer)

/s/ JAMES N. WILSON	Director and Chairman of the Board of Directors	February 23, 2021
James N. Wilson

/s/ GREGG ALTON	Director	February 23, 2021
Gregg Alton

/s/ G. LEONARD BAKER, JR.	Director	February 23, 2021
G. Leonard Baker, Jr.

/s/ GILLIAN CANNON	Director	February 23, 2021
Gillian Cannon

/s/ DAVID L. MAHONEY	Director	February 23, 2021
David L. Mahoney

/s/ KIMBERLY PARK	Director	February 23, 2021
Kimberly Park

/s/ DANIEL N. SWISHER, JR	Director	February 23, 2021
Daniel N. Swisher, Jr.

CORCEPT THERAPEUTICS INCORPORATED
1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Corcept Therapeutics Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Corcept Therapeutics Incorporated (the Company) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2021 expressed an unqualified opinion thereon.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
2

Inventory Excess and Obsolescence Reserve
Description of the Matter
As of December 31, 2020, the Company had $21.2 million of inventory which included $1.7 million of raw materials, $12.9 million of work in progress and $6.6 million of finished goods. As disclosed in Note 1, inventories are stated at the lower of cost or net realizable value. The Company assesses its inventory levels each reporting period and writes down inventory that is either expected to be at risk of expiration prior to sale, or has a cost basis in excess of its expected net realizable value, or for which there are inventory quantities in excess of expected requirements.

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
Redwood City, California
February 23, 2021
3

CORCEPT THERAPEUTICS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$76,190	$31,269
Short-term marketable securities	364,506	244,693
Trade receivables, net of allowances	26,198	19,928
Inventory	4,910	5,424
Prepaid expenses and other current assets	6,697	6,044
Total current assets	478,501	307,358
Strategic inventory	16,247	11,981
Operating lease right-of-use asset	2,509	3,446
Property and equipment, net of accumulated depreciation	1,675	1,050
Long-term marketable securities	36,196	39,352
Other assets	5,000	3,448
Deferred tax assets, net	31,603	45,677
Total assets	$571,731	$412,312
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,554	$7,537
Accrued clinical expenses	13,704	6,477
Accrued and other liabilities	21,186	23,269
Short-term operating lease liability	2,050	1,558
Total current liabilities	47,494	38,841
Long-term operating lease liability	501	1,903
Long-term accrued income taxes	398	386
Total liabilities	48,393	41,130
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000 shares authorized and no shares outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock, par value $0.001 per share, 280,000 shares authorized and 122,586 issued and 116,735 outstanding at December 31, 2020 and 119,767 shares issued and 114,549 outstanding at December 31, 2019	122	120
Treasury stock; at cost; 5,851 shares of common stock at December 31, 2020 and 5,218 shares of common stock at December 31, 2019	(75,795)	(62,704)
Additional paid-in capital	516,140	457,060
Accumulated other comprehensive gain	415	261
Retained earnings (accumulated deficit)	82,456	(23,555)
Total stockholders’ equity	523,338	371,182
Total liabilities and stockholders’ equity	$571,731	$412,312
The accompanying notes are an integral part of these consolidated financial statements.
4

CORCEPT THERAPEUTICS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Product revenue, net	$353,874	$306,486	$251,247
Operating expenses:
Cost of sales	5,582	5,504	5,215
Research and development	114,764	89,017	75,247
Selling, general and administrative	105,326	100,359	81,289
Total operating expenses	225,672	194,880	161,751
Income from operations	128,202	111,606	89,496
Interest and other income	3,400	5,070	2,657
Income before income taxes	131,602	116,676	92,153
Income tax expense	25,591	22,495	16,743
Net income	$106,011	$94,181	$75,410
Other comprehensive income:
Net unrealized (loss) gain on available-for-sale investments, net of tax impact of $15, $(104) and $22	(50)	327	5
Foreign currency translation gain, net of tax	204	4	—
Total comprehensive income	$106,165	$94,512	$75,415

Basic net income per share	$0.92	$0.82	$0.65

Diluted net income per share	$0.85	$0.77	$0.60

Weighted average shares outstanding used in computing net income per share
Basic	115,412	114,349	115,343
Diluted	124,194	122,566	126,688
The accompanying notes are an integral part of these consolidated financial statements.
5

CORCEPT THERAPEUTICS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$106,011	$94,181	$75,410
Adjustments to reconcile net income to net cash provided by operations:
Stock-based compensation	33,539	29,313	23,747
Amortization (accretion) of interest income	1,303	(1,738)	(1,721)
Depreciation and amortization of property and equipment	525	703	236
Deferred income taxes	14,089	16,877	14,067
Non-cash amortization of right-of-use asset	1,712	1,468	—
Others	148	—	—
Changes in operating assets and liabilities:
Trade receivables	(6,270)	(2,340)	(2,288)
Other receivable	—	—	12,896
Inventory	(3,514)	(1,044)	(7,779)
Prepaid expenses and other current assets	(653)	1,696	(5,071)
Other assets	(1,552)	(3,398)	—
Accounts payable	3,161	(735)	(389)
Accrued clinical expenses	7,227	2,956	1,274
Accrued and other liabilities	(2,083)	(517)	5,044
Long-term accrued income taxes	12	147	239
Operating lease liability	(1,685)	(1,452)	—
Net cash provided by operating activities	151,970	136,117	115,665
Cash flows from investing activities:
Purchases of property and equipment	(1,238)	(1,088)	(298)
Proceeds from maturities of marketable securities	302,089	182,295	142,655
Purchases of marketable securities	(420,114)	(299,035)	(233,124)
Net cash used in investing activities	(119,263)	(117,828)	(90,767)
Cash flows from financing activities:
Proceeds from exercise of stock options, net of issuance costs	23,226	8,419	9,322
Repurchase of common stock	(9,945)	(30,975)	(23,657)
Cash paid to satisfy statutory withholding requirement for the net settlement of cashless option exercise	(1,067)	(6,089)	—
Net cash provided by (used in) financing activities	12,214	(28,645)	(14,335)
Net increase (decrease) in cash and cash equivalents	44,921	(10,356)	10,563
Cash and cash equivalents, at beginning of period	31,269	41,625	31,062
Cash and cash equivalents, at end of period	$76,190	$31,269	$41,625

Supplemental disclosure:
Income taxes paid	$10,856	$6,744	$1,351
Cost of shares repurchased for net settlement of cashless option exercise	$2,079	$1,983	$—
Recognition of right-of-use asset and lease liability	$775	$4,913	$—
The accompanying notes are an integral part of these consolidated financial statements
6

CORCEPT THERAPEUTICS INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2017	114,717	$115	$384,074	$—	$(75)	$(193,146)	$190,968
Issuance of common stock upon exercise of options	2,121	2	9,320	—	—	—	9,322
Stock-based compensation related to employee and director options	—	—	23,834	—	—	—	23,834
Other comprehensive loss, net of tax	—	—	—	—	5	—	5
Purchase of treasury stock	(1,807)	—	—	(23,657)	—	—	(23,657)
Net income	—	—	—	—	—	75,410	75,410
Balance at December 31, 2018	115,031	117	417,228	(23,657)	(70)	(117,736)	275,882
Issuance of common stock upon exercise of options	2,929	3	10,399	—	—	—	10,402
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(631)	—	—	(8,072)	—	—	(8,072)
Stock-based compensation related to employee and director options	—	—	29,201	—	—	—	29,201
Stock-based compensation related to non-employee options	—	—	232	—	—	—	232
Other comprehensive income, net of tax	—	—	—	—	331	—	331
Purchase of treasury stock	(2,780)	—	—	(30,975)	—	—	(30,975)
Net income	—	—	—	—	—	94,181	94,181
Balance at December 31, 2019	114,549	120	457,060	(62,704)	261	(23,555)	371,182
Issuance of common stock upon exercise of options	2,819	2	25,303	—	—	—	25,305
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(154)	—		(3,146)	—	—	(3,146)
Stock-based compensation related to employee and director options	—	—	33,777	—	—	—	33,777
Other comprehensive income, net of tax	—	—	—	—	154	—	154
Purchases of treasury stock	(479)	—	—	(9,945)	—	—	(9,945)
Net income	—	—	—	—	—	106,011	106,011
Balance at December 31, 2020	116,735	$122	$516,140	$(75,795)	$415	$82,456	$523,338
The accompanying notes are an integral part of these consolidated financial statements
7

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8

1. Basis of Presentation and Summary of Significant Accounting Policies
Description of Business and Basis of Presentation
Corcept Therapeutics Incorporated is a commercial-stage pharmaceutical company engaged in the discovery and development of medications that treat severe metabolic, oncologic and psychiatric disorders by modulating the effect of the hormone cortisol. In 2012, the U.S. Food and Drug Administration (“FDA”) approved Korlym (“mifepristone”) 300 mg tablets, as a once-daily oral medication for the treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. We have discovered and patented four structurally distinct series of selective cortisol modulators, consisting of more than 1,000 compounds. We are developing compounds from these series as potential treatments for a broad range of serious disorders.
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
9

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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
Net Product Revenue
We sell Korlym directly to patients through a single specialty pharmacy. We also sell Korlym to a specialty distributor (“SD”), for which we recognize revenue at the time the SD receives Korlym. SD sales were less than one percent of our net revenue in the years ended December 31, 2020, 2019 and 2018.
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
10

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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
Patient Assistance Program and Charitable Support: It is our policy that no patient be denied Korlym due to inability to pay. We provide financial assistance to eligible patients whose insurance policies have high deductibles or co-payments and deduct the amount of such assistance from gross revenue. We determine the assistance we provide each patient by applying our program guidelines to that patient’s financial position and their insurance policy’s co-payment and deductible requirements for the purchase of Korlym. We donate cash to charities that help patients with financial need pay for the treatment of Cushing’s syndrome. We do not include payments from these charities in revenue, but as a deduction to selling, general and administrative expenses. We provide Korlym at no cost to uninsured patients who do not qualify for charitable support.
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
The following table summarizes activity in each of the product revenue allowance and reserve categories for the year ended December 31, 2020:

	Chargebacks	Government Rebates	Total
	(in thousands)
Balance at December 31, 2017:	$927	$7,961	$8,888
Provision recorded during the period	2,687	28,628	31,315
Provision related to prior period sales	—	532	532
Credit or payments made during the period	(3,268)	(25,988)	(29,256)
Balance at December 31, 2018:	346	11,133	11,479
Provision related to current period sales	783	24,374	25,157
Provision related to prior period sales	—	(95)	(95)
Credit or payments made during the period	(852)	(27,203)	(28,055)
Balance at December 31, 2019:	277	8,209	8,486
Provision related to current period sales	519	27,698	28,217
Provision related to prior period sales	(3)	(631)	(634)
Credit or payments made during the period	(630)	(25,864)	(26,494)
Balance at December 31, 2020:	$163	$9,412	$9,575
Leases
We determine whether an arrangement contains a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. To determine whether a contract is or contains a lease, we consider all relevant facts and circumstances to assess whether the customer has the right to both (i) obtain substantially all of the economic benefits from use of the identified asset and (ii) direct the use of the identified asset.
11

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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
The Company did not have any finance leases at either December 31, 2020 or 2019.
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
12

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU No. 2019-12 (ASC Topic 740), “Simplifying the Accounting for Income Taxes.” This standard simplifies accounting for income taxes by removing certain exceptions to the general principles and clarifying existing guidance. This standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. We will adopt the new standard in the first quarter of 2021. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.
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
Manufacturing Agreements Related to Korlym
We purchase all of our API for Korlym from PCAS. On July 25, 2018, we amended our agreement with PCAS to add a second manufacturing site and extend its term to December 31, 2021, with two one-year automatic renewals, unless either party provides 12 months advance written notice of its intent not to renew. The amendment provides exclusivity between PCAS and Corcept. In the event PCAS cannot meet our requirements, we may purchase API from another supplier. As of December 31, 2020, there were no minimum future purchase obligations under this agreement.
We have agreements with two third-party manufacturers to produce and bottle Korlym tablets.
Lease Agreement
See discussion below in Note 5, Leases, regarding our office lease.
13

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3. Available for Sale Securities and Fair Value Measurements
The available-for-sale securities in our Consolidated Balance Sheets are as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Cash equivalents	$50,524	$18,461
Short-term marketable securities	364,506	244,693
Long-term marketable securities	36,196	39,352
Total marketable securities	$451,226	$302,506
The following table presents our available-for-sale securities grouped by asset type:

	Fair Value Hierarchy Level	December 31, 2020				December 31, 2019
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Corporate bonds	Level 2	$96,999	$74	$(9)	$97,064	$109,780	$136	$(6)	$109,910
Commercial paper	Level 2	139,791	—	—	139,791	41,237	—	—	41,237
Asset-backed securities	Level 2	39,243	15	(1)	39,257	57,195	63	(5)	57,253
Repurchase agreements	Level 2	—	—	—	—	18,000	—	—	18,000
U.S. treasury securities	Level 1	124,461	131	(2)	124,590	75,574	71	—	75,645
Money market funds	Level 1	50,524	—	—	50,524	461	—	—	461
Total Marketable securities		$451,018	$220	$(12)	$451,226	$302,247	$270	$(11)	$302,506
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
Unrealized losses on our available-for-sale debt securities as of December 31, 2020 were not significant and were primarily due to changes in interest rates, and not increased credit risk. Accordingly, we have not recorded an allowance for credit losses associated with these investments.
We do not intend to sell the investments that are currently in an unrealized loss position, and it is highly unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
We classified accrued interest on our marketable securities of $1.3 million and $1.0 million as of December 31, 2020 and 2019, respectively, as prepaid and other current assets on our consolidated balance sheet.
As of December 31, 2020, all our marketable securities had original maturities of less than two years. The weighted-average maturity of our holdings was five months. As of December 31, 2020, our long-term marketable securities had remaining maturities ranging from 13 to 17 months. None of our marketable securities changed from one fair value hierarchy to another during the year ended December 31, 2020.
14

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

4. Composition of Certain Balance Sheet Items
Inventory

	Year Ended December 31,
	2020	2019
	(in thousands)
Raw materials	$1,685	$1,389
Work in progress	12,916	10,086
Finished goods	6,556	5,930
Total inventory	21,157	17,405
Less strategic inventory classified as non-current	(16,247)	(11,981)
Total inventory classified as current	$4,910	$5,424
Because we rely on a single manufacturer for the API for Korlym, we have purchased and hold significant quantities of API. We classify inventory we do not expect to sell within 12 months of the balance sheet date as “Strategic Inventory,” a long-term asset.
Property and Equipment

	Year Ended December 31,
	2020	2019
	(in thousands)
Furniture and equipment	$810	$304
Software	1,485	1,541
Leasehold improvements	1,233	533
	3,528	2,378
Less accumulated depreciation	(1,853)	(1,328)
Property and equipment, net of accumulated depreciation	$1,675	$1,050
Accrued and other liabilities

	Year Ended December 31,
	2020	2019
	(in thousands)
Accrued compensation	$10,144	$12,331
Government rebates	9,412	8,209
Accrued selling and marketing costs	665	491
Legal fees	612	1,087
Professional fees	151	367
Other	202	784
Total accrued and other liabilities	$21,186	$23,269
    Other assets
    As of December 31, 2020 and 2019, other assets includes $4.8 million and $3.3 million of deposits for clinical trials, respectively.
15

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

5. Leases
We lease our office facilities in Menlo Park, California. In January 2019, we recognized a right-of-use asset and a corresponding lease liability of $1.9 million. In October 2019, we amended the lease to extend its term from March 31, 2020 to March 31, 2022 and to add more space beginning April 1, 2020. In June 2020, we amended our lease commencement date for additional space to June 15, 2020. As a result of this amendment, we recognized an additional right-of-use asset and corresponding lease liability of $0.8 million. The right-of-use asset and lease liability recognized equals the present value of the remaining payments due under our amended lease.
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
Operating lease expense for the years ended December 31, 2020 and 2019 was approximately $1.9 million and $1.5 million, respectively. Rent expense for the year ended December 31, 2018 was $1.3 million.
Our right-of-use assets and related lease liabilities were as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Cash paid for operating lease liabilities	$1,840	$1,551
Right-of-use assets obtained in connection with operating lease obligations	$775	$4,913
Weighted-average remaining lease term (years)	15 months	27 months
Weighted-average discount rate	4.8%	5.0%
As of December 31, 2020, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

2021	$2,109
2022	530
2,639
Less imputed interest	(88)
Total operating lease liabilities	$2,551
6. Related Party Transactions
In February 2020, we purchased from our Chief Executive Officer $0.3 million of our common stock at a price of $13.54 per share, which was the last quoted price per share on the Nasdaq Capital Market on the date of purchase. We purchased the shares in order to provide him with liquidity to satisfy the tax liability arising from his net (cashless) exercise in 2019 of stock options that were about to expire.
There were no other related party transactions during the years ended December 31, 2020, 2019, and 2018.
7. Preferred Stock and Stockholders’ Equity
Preferred Stock
Our Board of Directors is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue up to an aggregate of 10,000,000 shares of preferred stock at $0.001 par value in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences. The rights of the holders of common stock will be subject to the rights of holders of any preferred stock that may be issued in the future. As of December 31, 2020 and 2019, we had no outstanding shares of preferred stock.
16

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Common Stock
Significant stock transactions
On November 3, 2020, we announced that our Board of Directors approved a program to repurchase up to $200 million of our common stock (the “Stock Repurchase Program”). Unless it is terminated or suspended prior to its expiration, the Stock Repurchase Program will remain in effect until September 30, 2021. The timing and amount of any repurchases pursuant to it will be determined based on market conditions, stock price and other factors. The Stock Repurchase Program does not require us to acquire any specific number of shares and it may be modified, suspended or discontinued at any time without notice. Repurchases pursuant to the Stock Repurchase Program may be made through a variety of methods, including open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions or any combination of such methods.
During the year ended December 31, 2020, we repurchased 0.5 million shares of common stock under the Stock Repurchase Program in open market transactions at a cost of $9.7 million (average price of $21.08 per share). During the years ended December 31, 2019 and 2018, we repurchased 2.8 million and 1.8 million shares of common stock at a cost of $31.0 million and $23.7 million, respectively, under a Stock Repurchase Program that expired on June 30, 2019. We recorded repurchased shares as treasury stock on our consolidated balance sheet, at cost. We have not decided whether repurchased shares will be retired or sold.
During the years ended December 31, 2020, 2019 and 2018, we issued 2.8 million, 2.9 million and 2.1 million shares, respectively, of our common stock upon the exercise of stock options.
We have never declared or paid any dividends.
Shares of common stock reserved for future issuance as of December 31, 2020 are as follows:

Common stock:	(in thousands)
Exercise of outstanding options	24,946
Shares available for grant under stock option plans	9,041
33,987
On February 4, 2021, our Board of Directors authorized an additional increase of 4.7 million shares in the number of shares available under the 2012 Equity Incentive Plan (the “2012 Plan”), which was equivalent to 4% of the shares of our common stock outstanding at December 31, 2020.
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
Under the 2012 Plan, we can issue options, stock purchase and stock appreciation rights and restricted stock awards to our employees, officers, directors and consultants. The 2012 Plan provides that the exercise price for incentive stock options will be no less than 100 percent of the fair value of our common stock as of the date of grant. Options granted under the 2012 Plan carry a contractual term of ten years and are expected to vest over periods ranging from one year to four years. We assume the vesting period of the options that we grant under the 2012 Plan to be equal to the option grantee’s period of service.
17

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Upon exercise of options, new shares are issued.
Option activity during 2018, 2019 and 2020
The following table summarizes all activity under the 2004 Plan and the 2012 Plan:

		Outstanding Options
	Shares Available For Future Grant	Options Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)	(in thousands)		(in years)	(in thousands)
Balance at December 31, 2019	8,624	23,600	$8.77
Increase in shares authorized for grant	4,582	—
Shares granted	(5,225)	5,225	$13.84
Shares exercised	—	(2,819)	$8.97
Shares canceled and forfeited	1,060	(1,060)	$13.11
Balance at December 31, 2020	9,041	24,946	$9.62	6.17	$412,494

Options exercisable at December 31, 2020		17,047	$7.83	5.09	$312,481

Options fully vested and expected to vest at December 31, 2020		24,254	$9.51	6.10	$403,738
The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $28.8 million, $26.6 million and $26.6 million, respectively, based on the difference between the closing price of our common stock on the date of exercise of the options and the exercise price.
The total fair value of options that vested during the years ended December 31, 2020, 2019 and 2018 was $34.0 million, $30.2 million and $22.6 million, respectively.
Stock-Based Compensation related to Employee and Director Options
The following table summarizes the weighted-average assumptions and resultant fair value-based measurements for options granted to employees and directors.

	Year Ended December 31,
	2020	2019	2018
Weighted-average assumptions for stock options granted:
Risk-free interest rate	1.20%	2.34%	2.68%
Expected term	6.0 years	6.0 years	5.9 years
Expected volatility of stock price	59.1%	67.4%	67.9%
Dividend rate	0%	0%	0%
Weighted-average grant date fair value-based measurement	$7.55	$7.09	$10.11
The expected term of options reflected in the table above has been based on a formula that considers the expected service period and expected post-vesting termination behavior depending on whether the option holder is an employee, officer or director.
18

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The expected volatility of our stock used in determining the fair value-based measurement of option grants to employees, officers and directors is based on the volatility of our stock price. The volatility is based on historical data of the price for our common stock for periods of time equal to the expected term of these grants.
We calculate employee stock-based compensation expense using the number of options we expect to vest, based on our estimate of the option grantees’ average length of employment, and reduced by our estimate of option forfeitures. We estimate forfeitures at the time of option grant and revise this estimate in subsequent periods if actual forfeitures differ from our estimates.
As of December 31, 2020, we had $54.8 million of unrecognized compensation expense for employee and director options outstanding as of that date, which had a weighted-average remaining vesting period of 2.39 years.
Summary of Stock-based Compensation
The following table presents a summary of stock-based compensation by financial statement classification.

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Stock-based compensation capitalized in inventory	$238	$120	$87
Cost of sales	66	144	259
Research and development	11,222	9,541	7,012
Selling, general and administrative	22,251	19,628	16,476
Total stock-based compensation	$33,777	$29,433	$23,834
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
The following table shows the computation of net income per share for each period:

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except per share data)
Numerator:
Net income	$106,011	$94,181	$75,410
Denominator:
Weighted-average shares used to compute basic net income per share	115,412	114,349	115,343
Dilutive effect of employee stock options	8,782	8,217	11,345
Weighted-average shares used to compute diluted net income per share	124,194	122,566	126,688
Net income per share
Basic	$0.92	$0.82	$0.65
Diluted	$0.85	$0.77	$0.60
As of December 31, 2020, 2019, and 2018 we had 24.9 million, 23.6 million, and 22.8 million stock options outstanding, respectively.
Because including them would have reduced dilution, we excluded from the computation of diluted net income per share, on a weighted-average basis 11.2 million, 9.9 million and 5.0 million stock options outstanding during the years ended December 31, 2020, 2019, and 2018, respectively,
19

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

9. Income Taxes
The domestic and foreign components of income before income taxes were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Domestic	$131,634	$116,676	$92,153
Foreign	(32)	—	—
Income before income taxes	$131,602	$116,676	$92,153
The income tax expense for the year ended December 31, 2020, 2019, and 2018 consisted of the following:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
U.S. federal taxes:
Current	$6,094	$1,716	$—
Deferred	14,418	15,944	14,243
Total U.S. federal taxes	20,512	17,660	14,243
State taxes:
Current	5,368	3,900	2,676
Deferred	520	935	(176)
Total state taxes	5,888	4,835	2,500
Foreign taxes:
Current	$41	$—	$—
Deferred	$(850)	$—	$—
Total foreign taxes	(809)	—	—
Total	$25,591	$22,495	$16,743
20

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	Year Ended December 31,
	2020	2019
Deferred tax assets:	(in thousands)
Federal and state net operating losses	$5,412	$7,391
Capitalized research and patent costs	5,139	7,317
Research credits	15,107	26,164
Stock-based compensation costs	14,043	12,026
Operating lease liability	630	857
Other	3,473	4,186
Total deferred tax assets	43,804	57,941
Valuation allowance	(11,581)	(11,410)
Deferred tax liabilities
Operating lease right-of-use asset	(620)	(854)
Total deferred tax liabilities	(620)	(854)
Net deferred tax assets	$31,603	$45,677
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
The valuation allowance increased by $0.2 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively, and decreased by $1.3 million for the year ended December 31, 2018.
At December 31, 2020, we had California net operating loss carryforwards of $75.2 million, which will begin to expire in the year 2032, and net operating loss carryforwards from other states of $2.9 million, which will begin to expire in the year 2024 if not utilized. On June 29, 2020, the California governor signed Assembly Bill 85 (“AB 85”) into law. AB 85 limits the use of business incentive tax credits and suspends the use of California net operating losses for 2020, 2021 and 2022 for companies with taxable income of $1 million or more. AB 85 will not have a material impact on our condensed consolidated financial statements.
At December 31, 2020, we also had federal research and development tax credits of $6.8 million and orphan drug tax credits of $7.8 million, respectively, and California research and development credits of $8.5 million. The federal research credits will expire in the years 2039 through 2040 and the California research credits have no expiration date.
21

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The following table presents a reconciliation from the statutory federal income tax rate to the effective rate.

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
U.S. federal taxes at statutory rate	$27,636	$24,502	$19,354
R&D and other credits	(6,666)	(4,504)	(2,178)
State income taxes	4,651	3,819	1,975
Non-deductible compensation	1,508	657	394
Stock-based compensation	(1,551)	(2,107)	(3,165)
Other	13	128	363
Total	$25,591	$22,495	$16,743
We maintain liabilities for uncertain tax positions. The measurement of these liabilities involves considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other pertinent information.
The aggregate annual changes in the balance of gross unrecognized tax benefits are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning Balance	$6,029	$4,756	$4,139
Increase in tax positions for prior years	158	261	—
Decrease in tax positions for prior years	—	—	(135)
Increase in tax positions for current year	1,284	1,012	752
Decrease in tax positions for current year	—	—	—
Ending Balance	$7,471	$6,029	$4,756
As of December 31, 2020, the amount of unrecognized tax benefits that would favorably impact the effective tax rate were approximately $6.1 million, and approximately $1.4 million of unrecognized tax benefits would be offset by a change in valuation allowance. A valuation allowance is maintained on the remaining tax benefits related to California deferred tax assets and would not impact the effective tax rate. We had no or immaterial amounts of accrued interest and no accrued penalties related to unrecognized tax benefits as of December 31, 2020, 2019 and 2018. We do not expect our unrecognized tax benefits to change materially over the next 12 months.
While we believe we have adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the recorded position. Accordingly, our provisions on federal and state tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.
The Company’s primary tax jurisdiction is the United States. For federal and state tax purposes, the years 1999 through 2020 remain open and subject to tax examination by the appropriate federal or state taxing authorities.
10. Commitments and contingencies
We have entered into a number of agreements to purchase API for the manufacturing of relacorilant, miricorilant and exicorilant. We have also entered into a number of agreements to perform clinical studies on miricorilant and CORT113176. See the discussion in Note 2, Significant Agreements, for further discussion regarding the commitments under these agreements.
In March 2020, to ensure we have sufficient API to meet future demand for Korlym tablets, we committed to purchase an additional 400 kilograms of API from Produits Chimiques Auxiliaires et de Synthese SA (“PCAS,” a member of the Seqens Group) for a total price of $5.9 million. As of December 31, 2020, there remained no obligation in connection with this purchase commitment.
22

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

In the ordinary course of business, we may be subject to legal claims and regulatory actions that could have a material adverse effect on our business or financial position. We assess our potential liability in such situations by analyzing the possible outcomes of various litigation, regulatory and settlement strategies. If we determine a loss is probable and its amount can be reasonably estimated, we accrue an amount equal to the estimated loss.
No losses and no provision for a loss contingency have been recorded to date.
11. Quarterly Financial Data (Unaudited)
The following table is in thousands, except per share amounts:

Quarter Ended	March 31	June 30	September 30	December 31
2020
Product revenue, net	$93,247	$88,565	$86,327	$85,735
Gross profit on product revenue	91,369	87,331	85,111	84,481
Net income	30,065	28,327	21,625	25,994
Basic net income per share	$0.26	$0.25	$0.19	$0.22
Diluted net income per share	$0.25	$0.23	$0.17	$0.20

2019
Product revenue, net	$64,829	$72,257	$81,505	$87,895
Gross profit on product revenue	63,589	70,880	80,054	86,459
Net income	18,274	20,186	26,340	29,381
Basic net income per share	$0.16	$0.18	$0.23	$0.26
Diluted net income per share	$0.15	$0.17	$0.22	$0.24
23