Form 10-Q
period 2021-03-31
CORCEPT THERAPEUTICS INC
filed 2021-05-06
CIK 1088856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On April 28, 2021, there were 116,630,692 shares of common stock outstanding at a par value of $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2021	December 31, 2020
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$52,381	$76,190
Short-term marketable securities	320,578	364,506
Trade receivables, net of allowances	22,200	26,198
Inventory	4,948	4,910
Prepaid expenses and other current assets	9,517	6,697
Total current assets	409,624	478,501
Strategic inventory	15,384	16,247
Operating lease right-of-use asset	2,020	2,509
Property and equipment, net of accumulated depreciation	1,481	1,675
Long-term marketable securities	81,834	36,196
Other assets	5,030	5,000
Deferred tax assets, net	37,025	31,603
Total assets	$552,398	$571,731
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,969	$10,554
Accrued clinical expenses	13,566	13,704
Accrued and other liabilities	17,999	21,186
Short-term operating lease liability	2,067	2,050
Total current liabilities	40,601	47,494
Long-term operating lease liability	—	501
Long-term accrued income taxes	995	398
Total liabilities	41,596	48,393
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock	—	—
Common stock	124	122
Additional paid-in capital	536,363	516,140
Treasury stock	(131,855)	(75,795)
Accumulated other comprehensive income	249	415
Retained earnings	105,921	82,456
Total stockholders’ equity	510,802	523,338
Total liabilities and stockholders’ equity	$552,398	$571,731
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Product revenue, net	$79,437	$93,247
Operating expenses:
Cost of sales	1,268	1,878
Research and development	29,022	26,123
Selling, general and administrative	29,509	27,535
Total operating expenses	59,799	55,536
Income from operations	19,638	37,711
Interest and other income	275	1,471
Income before income taxes	19,913	39,182
Income tax benefit (expense)	3,552	(9,117)
Net income	$23,465	$30,065
Other comprehensive income:
Net unrealized (loss) gain on available-for-sale investments, net of tax effect of $61 and $(20), respectively	(192)	61
Foreign currency translation gain (loss), net of tax	26	(12)
Total comprehensive income	$23,299	$30,114

Basic net income per share	$0.20	$0.26

Diluted net income per share	$0.18	$0.25

Weighted-average shares outstanding used in computing net income per share
Basic	116,818	114,575
Diluted	129,668	122,226
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$23,465	$30,065
Adjustments to reconcile net income to net cash provided by operations:
Stock-based compensation	10,101	7,918
Deferred income taxes	(5,360)	5,095
Amortization (accretion) of interest income	1,194	(177)
Depreciation and amortization of property and equipment	254	238
Non-cash amortization of right-of-use asset	489	364
Changes in operating assets and liabilities:
Trade receivables	3,998	(6,756)
Inventory	866	1,328
Prepaid expenses and other assets	(2,850)	358
Accounts payable	(3,493)	(2,600)
Accrued clinical expenses	(138)	1,461
Accrued and other liabilities	(3,217)	(3,676)
Long-term accrued income taxes	597	—
Operating lease liability	(484)	(349)
Net cash provided by operating activities	25,422	33,269
Cash flows from investing activities:
Purchases of property and equipment	(126)	(42)
Proceeds from maturities of marketable securities	124,230	68,245
Purchases of marketable securities	(127,388)	(48,469)
Net cash (used in) provided by investing activities	(3,284)	19,734
Cash flows from financing activities:
Proceeds from exercise of stock options, net of issuance costs	4,038	480
Repurchase of common stock	(33,541)	(275)
Cash paid to satisfy statutory withholding requirement for net settlement of cashless option exercises	(16,444)	—
Net cash (used in) provided by financing activities	(45,947)	205
Net (decrease) increase in cash and cash equivalents	(23,809)	53,208
Cash and cash equivalents, at beginning of period	76,190	31,269
Cash and cash equivalents, at end of period	$52,381	$84,477

Supplemental disclosure:
Cost of shares repurchased for net settlement of cashless option exercises	$6,045	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	114,549	$120	$457,060	$(62,704)	$261	$(23,555)	$371,182
Issuance of common stock upon exercise of options	67	—	480	—	—	—	480
Purchases of treasury stock	(20)	—	—	(275)	—	—	(275)
Stock-based compensation	—	—	7,988	—	—	—	7,988
Other comprehensive income, net of tax	—	—	—	—	49	—	49
Net income	—	—	—	—	—	30,065	30,065
Balance at March 31, 2020	114,596	$120	$465,528	$(62,979)	$310	$6,510	$409,489

Balance at December 31, 2020	116,735	$122	$516,140	$(75,795)	$415	$82,456	$523,338
Issuance of common stock upon exercise of options	1,832	2	10,081	—	—	—	10,083
Purchases of treasury stock	(1,282)	—	—	(33,540)	—	—	(33,540)
Shares purchased to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(808)	—	—	(22,520)	—	—	(22,520)
Stock-based compensation	—	—	10,142	—	—	—	10,142
Other comprehensive loss, net of tax	—	—	—	—	(166)	—	(166)
Net income	—	—	—	—	—	23,465	23,465
Balance at March 31, 2021	116,477	$124	$536,363	$(131,855)	$249	$105,921	$510,802
The accompanying notes are an integral part of these condensed consolidated financial statements

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
Description of Business and Basis of Presentation
Corcept Therapeutics Incorporated is a commercial-stage pharmaceutical company engaged in the discovery and development of medications that treat severe metabolic, oncologic and psychiatric disorders by modulating the effect of the hormone cortisol. In 2012, the U.S. Food and Drug Administration (“FDA”) approved Korlym (“mifepristone”) 300 mg tablets, as a once-daily oral medication for the treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. We have discovered four structurally distinct series of selective cortisol modulators, consisting of more than 1,000 compounds. We are developing compounds from these series as potential treatments for a broad range of serious disorders.
We were incorporated in the State of Delaware in May 1998. Our headquarters are located in Menlo Park, California.
Basis of Presentation
We have prepared the following in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X: (i) condensed consolidated balance sheet as of March 31, 2021 and (ii) statements of comprehensive income, cash flows and stockholders’ equity for the three months ended March 31, 2021 and 2020. These do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (which in the applicable periods consist only of normal, recurring adjustments) have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results for the remainder of 2021 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K. The December 31, 2020 balance sheet was derived from audited financial statements at that date.
There have been no material changes in the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2020.
Recently Adopted Accounting Pronouncement
In December 2019, the FASB issued ASU No. 2019-12 (ASC Topic 740), “Simplifying the Accounting for Income Taxes.” This standard simplifies accounting for income taxes by removing certain exceptions to the general principles and clarifying existing guidance. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. We adopted this standard on January 1, 2021. The adoption of this standard had no impact on our condensed consolidated financial statements.
2. Composition of Certain Balance Sheet Items
Inventory

	March 31, 2021	December 31, 2020

	(in thousands)
Raw materials	$—	$1,685
Work in progress	14,889	12,916
Finished goods	5,443	6,556
Total inventory	20,332	21,157
Less strategic inventory classified as non-current	(15,384)	(16,247)
Total inventory classified as current	$4,948	$4,910
Because we rely on a single manufacturer for the active pharmaceutical ingredient (“API”) for Korlym, we have purchased and hold significant quantities of API. We classify inventory we do not expect to sell within 12 months of the balance sheet date as “Strategic Inventory,” a long-term asset.

Property and Equipment

	March 31, 2021	December 31, 2020

	(in thousands)
Furniture and equipment	$871	$810
Software	1,485	1,485
Leasehold improvements	1,232	1,233
Total property and equipment	3,588	3,528
Less accumulated depreciation	(2,107)	(1,853)
Property and equipment, net of accumulated depreciation	$1,481	$1,675
Accrued and other liabilities

	March 31, 2021	December 31, 2020

	(in thousands)
Government rebates	$11,785	$9,412
Accrued compensation	3,992	10,144
Legal fees	713	612
Accrued selling and marketing costs	610	665
Professional fees	585	151
Other	314	202
Total accrued and other liabilities	$17,999	$21,186
Other assets
    As of March 31, 2021 and December 31, 2020, Other assets included $4.8 million of deposits for clinical trials.

3. Available-for-Sale Securities and Fair Value Measurements
The available-for-sale securities in our Condensed Consolidated Balance Sheets are as follows:

	March 31, 2021	December 31, 2020

	(in thousands)
Cash equivalents	$30,540	$50,524
Short-term marketable securities	320,578	364,506
Long-term marketable securities	81,834	36,196
Total marketable securities	$432,952	$451,226
The following table presents our available-for-sale securities grouped by asset type:

	Fair Value Hierarchy Level	March 31, 2021				December 31, 2020
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

		(in thousands)
Corporate bonds	Level 2	$100,413	$19	$(37)	$100,395	$96,999	$74	$(9)	$97,064
Commercial paper	Level 2	124,870	—	—	124,870	139,791	—	—	139,791
Asset-backed securities	Level 2	49,624	3	(15)	49,612	39,243	15	(1)	39,257
U.S. treasury securities	Level 1	127,490	46	(1)	127,535	124,461	131	(2)	124,590
Money market funds	Level 1	30,540	—	—	30,540	50,524	—	—	50,524
Total marketable securities		$432,937	$68	$(53)	$432,952	$451,018	$220	$(12)	$451,226
We estimate the fair value of marketable securities classified as Level 1 using quoted market prices for these or identical investments obtained from a commercial pricing service. We estimate the fair value of marketable securities classified as Level 2 using inputs that may include benchmark yields, reported trades, broker/dealer quotes and issuer spreads.
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
Unrealized losses on our available-for-sale debt securities as of March 31, 2021 were not significant and were due to changes in interest rates. Accordingly, we have not recorded an allowance for credit losses associated with these investments.
We do not intend to sell the investments that currently have unrealized losses. It is highly unlikely that we will sell any of our investments before recovery of their amortized cost basis, which may be at maturity.
We classified accrued interest on our marketable securities of $1.7 million and $1.3 million as of March 31, 2021 and December 31, 2020, respectively, as prepaid and other current assets on our condensed consolidated balance sheets.
As of March 31, 2021, all our marketable securities had original maturities of less than two years. The weighted-average maturity of our holdings was seven months. As of March 31, 2021, our long-term marketable securities had remaining maturities ranging from 14 to 23 months. None of our marketable securities changed from one fair value hierarchy to another during the three months ended March 31, 2021.
4. Commitments and Contingencies
There have been no material changes in our obligations under contractual agreements described in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
5. Stockholders’ Equity
Stock Option Plans
We have two stock option plans – the 2004 Equity Incentive Plan (the “2004 Plan”) and the 2012 Incentive Award Plan (the “2012 Plan”). In February 2021, our Board of Directors authorized a 4.7 million increase in the shares available for grant under the 2012 Plan.
During the three months ended March 31, 2021, we issued 1.8 million shares of our common stock upon the exercise of stock options. Certain option holders exercised their options on a “net exercise” basis, pursuant to which they surrendered to us, and we purchased from them at the current market price, enough shares to cover the exercise price and tax withholding requirements arising from the exercise. We purchased 0.8 million shares in connection with such net option exercises, at a total cost of $16.4 million. We recorded these shares as treasury stock on our condensed consolidated balance sheets, at cost.
During the three months ended March 31, 2020, we issued 0.1 million shares of our common stock upon the exercise of stock options.
Stock Repurchase Program
In November 2020, we announced that our Board of Directors approved a program to repurchase up to $200 million of our common stock (the “Stock Repurchase Program”). Unless it is terminated or suspended prior to its expiration, the Stock Repurchase Program will remain in effect until September 30, 2021. The timing and amount of any repurchases pursuant to it will be determined based on market conditions, stock price and other factors. The Stock Repurchase Program does not require us to acquire any specific number of shares and it may be modified, suspended or discontinued at any time without notice. Repurchases pursuant to the Stock Repurchase Program may be made through a variety of methods, including open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions or any combination of such methods.
During the three months ended March 31, 2021, we repurchased 1.3 million shares of common stock under the Stock Repurchase Program in open market transactions at an average price of $26.15 per share, for an aggregate purchase price of $33.5 million. As of March 31, 2021, $156.8 million of the current authorization remained available for the repurchase of shares of our common stock.
We recorded repurchased shares as treasury stock on our condensed consolidated balance sheet, at cost. As of March 31, 2021 and 2020, we had 7.9 million and 5.2 million treasury shares outstanding, respectively.
Stock-based compensation
The following table summarizes our stock-based compensation by account:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Stock-based compensation capitalized in inventory	$41	$70
Cost of sales	10	23
Research and development	3,505	2,605
Selling, general and administrative	6,586	5,290
Total stock-based compensation	$10,142	$7,988

6. Net Income Per Share
We compute basic and diluted net income per share by dividing our net income by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares. We used the treasury stock method to determine the number of dilutive shares of common stock resulting from the potential exercise of stock options.
The following table shows the computation of net income per share for each period:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Numerator:
Net income	$23,465	$30,065
Denominator:
Weighted-average shares used to compute basic net income per share	116,818	114,575
Dilutive effect of employee stock options	12,850	7,651
Weighted-average shares used to compute diluted net income per share	129,668	122,226
Net income per share
Basic	$0.20	$0.26
Diluted	$0.18	$0.25
As of March 31, 2021 and 2020, we had 26.8 million and 27.0 million stock options outstanding, respectively.
Because including them would have reduced dilution, we excluded from the computation of diluted net income per share, on a weighted-average basis, 2.4 million and 12.5 million stock options outstanding during the three months ended March 31, 2021 and 2020, respectively.
7. Income Taxes
We recorded an income tax benefit of $3.6 million for the three months ended March 31, 2021, and an income tax expense of $9.1 million for the three months ended March 31, 2020. The change to an income tax benefit is the result of increased excess tax benefits for stock option exercises recorded in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
Our effective tax rate differs from the federal statutory rate due to state income taxes and the non-deductible portion of our stock-based compensation, which increased our tax expense, offset by tax benefits for research and development tax credits and the excess tax deduction arising from the exercise of employee stock options, which reduced our taxable income.
During the three months ended March 31, 2021, unrecognized tax benefits increased by $0.2 million. As of March 31, 2021, the Company had unrecognized tax benefits of $6.2 million that, if recognized, would affect the Company’s effective tax rate by resulting in a tax benefit and approximately $1.5 million of unrecognized tax benefits would not impact the effective tax rate as they would be offset by a corresponding change in valuation allowance.
Each quarter, we assess the likelihood that we will generate sufficient taxable income to use our federal and state deferred tax assets. If we believe that recovery of these deferred tax assets is not more likely than not, we establish a valuation allowance offsetting such assets on our balance sheet. Significant judgment is required in assessing the need for a valuation allowance. We consider all available evidence, including our recent operating results and our forecasts of future taxable income. Other than valuation allowances against our California net deferred tax assets, we have determined that it is more likely than not we will realize the benefit related to all other deferred tax assets. To the extent we increase a valuation allowance, we will include an expense in the Condensed Consolidated Statement of Comprehensive Income in the period in which such determination is made.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition and is provided as a supplement to, and should be read in conjunction with our condensed consolidated financial statements and the accompanying notes to financial statements, risk factors and other disclosures included in this Form 10-Q. Our condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).
We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of such forward-looking statements and the potential risks and uncertainties that may affect their accuracy, see the “Risk Factors” section of this Form 10-Q and the “Overview” and “Liquidity and Capital Resources” sections of this MD&A.
Overview
We are a commercial-stage company engaged in the discovery and development of drugs that treat severe metabolic, oncologic and psychiatric disorders by modulating the effects of the hormone cortisol. Since 2012, we have marketed Korlym (mifepristone) for the treatment of patients who suffer from Cushing’s syndrome. Our portfolio of proprietary selective cortisol modulators consists of four structurally distinct series totaling more than 1,000 compounds, including relacorilant, exicorilant and miricorilant.
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
We hold patents listed in the United States Food and Drug Association’s (“FDA”) Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”) covering uses of Korlym in the treatment of patients with Cushing’s syndrome, with additional patent applications that may be suitable for listing in the Orange Book under review by the U.S. Patent and Trademark Office. Our Orange Book patents have expiration dates ranging from 2028 to 2038.
Relacorilant. We are conducting two Phase 3 trials of our proprietary, selective cortisol modulator, relacorilant, as a treatment for patients with Cushing’s syndrome.
Our Phase 3 GRACE trial has a planned enrollment of 130 patients at sites in the United States, Canada, Europe and Israel. Each patient in GRACE receives relacorilant for 22 weeks. Patients who exhibit pre-specified improvements in hypertension or glucose metabolism enter a 12-week, double-blind, “randomized withdrawal” phase, in which half of the patients continue receiving relacorilant and the rest receive placebo. The trial’s primary endpoint will be the rate and degree of relapse in patients receiving placebo measured against the rate and degree of relapse in those continuing relacorilant. If successful, we expect GRACE to provide the basis for a new drug application for relacorilant as a treatment for patients with all etiologies of Cushing’s syndrome.
Our Phase 3 GRADIENT trial has a planned enrollment of 130 patients whose Cushing’s syndrome is caused by an adrenal tumor. Half of the patients will receive relacorilant for 26 weeks and half will receive placebo. The trial’s primary endpoints are improvement in glucose metabolism and hypertension. Many of the clinical sites in GRACE are participating in GRADIENT.
The FDA and the European Commission (“EC”) have designated relacorilant as an orphan drug for the treatment of Cushing’s syndrome. In the United States, relacorilant’s orphan designation confers tax credits, reduced regulatory fees and, provided we obtain approval, seven years of exclusive marketing rights for the treatment of patients with Cushing’s syndrome. Benefits of orphan drug designation by the EC are similar, but also, include protocol assistance from the European Medicines

Agency (“EMA”), access to the centralized marketing authorization procedure in the European Union’s (“EU”) and, if we obtain approval, ten years of exclusive marketing rights in the EU for the treatment of patients with Cushing’s syndrome.
Oncology
Relacorilant in Patients with Solid Tumors. In July 2020, we completed enrollment in a 178-patient, controlled Phase 2 trial of relacorilant in combination with nab-paclitaxel in patients with platinum resistant ovarian cancer, which we are conducting at sites in the United States and Europe. Study participants were randomized to one of three treatment arms: Sixty women received 150 mg of relacorilant “intermittently,” the day before, the day of and the day after their weekly nab-paclitaxel infusion. Fifty-eight women received, in addition to nab-paclitaxel, a daily relacorilant dose of 100 mg per day, with titration to 150 mg per day permitted at the investigator’s discretion. Sixty women received nab-paclitaxel alone. The trial’s primary endpoint was progression-free survival (or “PFS”).
In May 2021, we announced that patients in both of the trial’s two relacorilant plus nab-paclitaxel treatment arms experienced longer PFS compared to patients who received nab-paclitaxel alone. Patients who received a higher dose of relacorilant given “intermittently” exhibited a statistically significant improvement in PFS compared to those who received nab-paclitaxel alone (5.6 months versus 3.8 months, hazard ratio: 0.66; p-value: 0.038). Patients who received a lower dose of relacorilant given daily exhibited a 1.5 month longer median PFS compared to patients who received nab-paclitaxel alone (5.3 months versus 3.8 months, hazard ratio: 0.83; p-value: not significant). Safety and tolerability of relacorilant plus nab-paclitaxel was comparable to nab-paclitaxel monotherapy. We have begun planning a pivotal Phase 3 trial.
In addition, our Phase 3 RELIANT trial of relacorilant plus nab-paclitaxel in patients with metastatic pancreatic cancer, who have received at least two prior lines of therapy, is expected to enroll 80 patients, all of whom will receive relacorilant plus nab-paclitaxel. We expect to complete an interim analysis of data from the first 43 patients in the first half of 2021.
We are also conducting an open-label, Phase 1b trial of relacorilant plus the PD-1 checkpoint inhibitor pembrolizumab in 20 patients with metastatic or unresectable adrenal cancer with cortisol excess.
Cortisol Modulators in Patients with Castration Resistant Prostate Cancer (“CRPC”). We are conducting an open label, dose-finding trial of our proprietary, selective cortisol modulator exicorilant in combination with enzalutamide in patients with metastatic CRPC. Investigators at the University of Chicago are conducting a dose-finding trial of relacorilant combined with enzalutamide in the same patient population. We are providing relacorilant.
Metabolic Diseases
Antipsychotic-Induced Weight Gain (“AIWG”). We are studying our selective cortisol modulator miricorilant as a potential treatment for AIWG. In 2020, we completed a double-blind, placebo-controlled Phase 1b trial, in which 96 healthy subjects received daily doses of the antipsychotic medication olanzapine (10 mg) and miricorilant (600 mg or 900 mg) or placebo for 14 days. Study participants who received miricorilant gained less weight than subjects receiving placebo. In addition, markers of liver damage that rise temporarily at the start of olanzapine therapy increased less sharply in subjects receiving miricorilant.
Our double-blind, placebo-controlled, Phase 2 GRATITUDE trial is studying the ability of a daily dose of miricorilant (600 mg) to reverse recent AIWG, with a planned enrollment of 100 patients with schizophrenia or bipolar disorder at 30 sites in the United States. Study participants receive their established antipsychotic medication plus either miricorilant or placebo for 12 weeks. Our double-blind, placebo-controlled, Phase 2 GRATITUDE II trial is studying the ability of miricorilant to reverse long-standing AIWG in 150 patients with schizophrenia at 35 centers in the United States. Study participants receive their established antipsychotic medication plus either miricorilant (600 mg or 900 mg daily) or placebo for 26 weeks. The primary endpoint in both the GRATITUDE and GRATITUDE II trials is the change in body weight from baseline, relative to placebo.
Liver Disease. We are conducting a double-blind, placebo-controlled, Phase 2 trial of miricorilant as a potential treatment for nonalcoholic steatohepatitis (“NASH”). The trial has a planned enrollment of 150 patients at 15 sites in the United States. Patients receive a daily dose of miricorilant (600 mg or 900 mg) or placebo for 12 weeks. The trial’s primary endpoint is reduction in liver fat. In April 2021, we suspended the trial after observing elevated liver enzymes in four of the first five patients who received miricorilant for four weeks. Our investigation has made two notable findings. First, the elevations in ALT and AST resolved after miricorilant was withdrawn. Second, the patients with elevated liver enzymes exhibited large reductions in liver fat. We are revising our development program with the goal of capturing this benefit safely.

Continued Discovery and Development
Our selective cortisol modulator CORT113176, which has shown promise in animal models of amyotrophic lateral sclerosis (“ALS”) has completed its Phase 1 trial. We plan to advance it to Phase 2 as a potential treatment for that disease. In addition, we continue to identify selective cortisol modulators and plan to advance the most promising of them towards the clinic.
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
These restrictions, as well as measures voluntarily undertaken by patients, physicians, hospitals and medical clinics to reduce the risk of coronavirus infection have reduced our revenue and make it difficult to grow our Korlym business. Many physicians have sought to reduce the risk of COVID-19 infection by reducing the frequency of patient office visits and barring office visits by third parties, including our clinical specialists and medical science liaisons. In addition, many patients have been reluctant to leave the safety of their homes and have postponed visits to their physicians or the clinical laboratories or imaging centers that are essential for optimal care. These changes have made it difficult for physicians to identify patients who may benefit from Korlym, begin their treatment, titrate to an optimum dose and maintain their patients’ regimens, which has reduced our revenue.
The pandemic’s impact on the pace of our clinical development programs has been variable. Enrollment has slowed significantly in trials of indications not considered immediately life-threatening, such as Cushing’s syndrome, CRPC, AIWG and NASH. In addition, some clinical sites have stopped enrolling new patients or have reduced the frequency with which physicians see study participants. Some sites have suspended or halted the initiation of new clinical trials. These changes lengthen the time it takes us to complete our development programs, although trials in patients with immediately life-threatening diseases, such as advanced pancreatic and ovarian cancer, have experienced fewer disruptions and delays.
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
Net product revenue was $79.4 million for the three months ended March 31, 2021, compared to $93.2 million for the comparable period in 2020. For the three months ended March 31, 2021, lower sales volumes accounted for 89.8 percent of the decrease in net revenue as we shipped fewer Korlym tablets to patients as compared to the three months ended March 31, 2020. The decrease in tablet shipments in the three months ended March 31, 2021 was primarily due to the effects of the COVID-19 pandemic on our business as pandemic restrictions have made it difficult for physicians to identify patients who may benefit from Korlym, begin their treatment, titrate to an optimum dose and maintain their patients’ regiments.
We took a price increase of Korlym on March 1, 2021.
Cost of sales – Cost of sales includes the cost of API, tableting, packaging, personnel, overhead, stability testing and distribution.
Cost of sales was $1.3 million (1.6 percent of revenue) for the three months ended March 31, 2021, compared to $1.9 million (2.0 percent of revenue) for the comparable period in 2020. The decrease was due to lower Korlym sales volume as well as reduced manufacturing costs.
Research and development expenses – Research and development expenses include the cost of (1) recruiting and compensating development personnel, (2) clinical trials, (3) drug product and preclinical studies in support of clinical trials and regulatory submissions, (4) discovery research and (5) the development of drug formulations and manufacturing processes.
Research and development expense was $29.0 million for the three months ended March 31, 2021, compared to $26.1 million for the comparable period in 2020. The increase was due to increased spending on the advancement of our Cushing’s syndrome, metabolic diseases, and pre-clinical programs and on the compensation of development personnel, partially offset by decreased spending on our oncology program primarily due to timing of patient enrollments in our clinical trials.

	Three Months Ended March 31,
	2021	2020(1)

	(in thousands)
Development programs:
Oncology	$5,959	$9,254
Cushing’s syndrome	7,634	5,762
Metabolic diseases	5,951	4,397
Pre-clinical and clinical selective cortisol modulators	4,096	2,445
Unallocated activities, including manufacturing and regulatory activities	1,877	1,660
Stock-based compensation	3,505	2,605
Total research and development expense	$29,022	$26,123

(1) Expenses for the three months ended March 31, 2020 previously allocated to Oncology and Endocrinology were re-allocated between their respective Cushing's syndrome, Metabolic diseases and pre-clinical development programs.

It is difficult to predict the timing and cost of development activities, which are subject to many uncertainties and risks, including inconclusive or negative results, slow patient enrollment, adverse side effects and difficulties in the formulation or manufacture of study drugs and lack of drug-candidate efficacy. In addition, clinical development is subject to government oversight and regulations that may change without notice. We expect our research and development expense in 2021 to be higher than in 2020 as our clinical programs advance. Research and development spending in future years will depend on the outcome of our pre-clinical and clinical trials and our development plans.
Selling, general and administrative expenses - Selling, general and administrative expenses include (1) compensation of employees, consultants and contractors engaged in commercial and administrative activities, (2) the cost of vendors supporting commercial activities and (3) legal and accounting fees.
Selling, general and administrative expense was $29.5 million for the three months ended March 31, 2021, compared to $27.5 million for the comparable period in 2020. The increase was due to increased employee compensation expenses and professional service fees.
We expect our selling, general and administrative expenses in 2021 to be higher than in 2020 due to increased commercial and administrative activities arising from anticipated increased sales volumes, litigation and administrative support for increased research and development.
Interest and other income - Interest and other income was $0.3 million for the three months ended March 31, 2021, compared to $1.5 million for the comparable period in 2020. The decrease in interest and other income was due to market wide reductions in interest rates.
Income tax benefit (expense) - We recorded an income tax benefit of $3.6 million for the three months ended March 31, 2021, compared to income tax expense of $9.1 million for the comparable period in 2020. The change is primarily related to increased excess tax benefits arising from stock option exercises recorded in the three months ended March 31, 2021.
Liquidity and Capital Resources
Since 2015, we have relied on revenues from the sale of Korlym to fund our operations.
Based on our current plans and expectations, we expect to fund our operations and planned research and development activities without needing to raise additional funds, although we may choose to raise additional funds for other reasons. If we were to raise funds, equity financing would be dilutive, debt financing could involve restrictive covenants and funds raised through collaborations with other companies may require us to relinquish certain rights in our product candidates.
As of March 31, 2021, we had cash, cash equivalents and marketable securities of $454.8 million, consisting of cash and cash equivalents of $52.4 million and marketable securities of $402.4 million, compared to cash and cash equivalents of $76.2 million and marketable securities of $400.7 million as of December 31, 2020.

The cash in our bank accounts and our marketable securities could be affected if the financial institutions holdings them were to fail or severely adverse conditions were to rise in the markets for public or private debt securities. We have never experienced a loss or lack of access to cash.
Net cash provided by operating activities was $25.4 million for the three months ended March 31, 2021, compared to $33.3 million for the comparable period in 2020. This decrease was primarily due to lower revenue as a result of a decrease in sales volume.
Net cash used in investing activities was $3.3 million for the three months ended March 31, 2021, compared to net cash provided by investing activities of $19.7 million for the comparable period in 2020. In the three months ended March 31, 2021 we purchased $127.4 million of marketable securities, offset by proceeds from maturities of marketable securities of $124.2 million. In the comparable period in 2020, net cash provided by investing activities was due to fewer purchases of marketable securities as we kept cash on hand in response to the uncertainties associated with the beginning of the COVID-19 pandemic.
Net cash used in financing activities was $45.9 million for the three months ended March 31, 2021, compared to net cash provided by financing activities of $0.2 million for the comparable period in 2020. Stock option exercises provided $4.0 million in the three months ended March 31, 2021, compared to $0.5 million in the comparable period in 2020. We repurchased an aggregate of $33.5 million of our common stock during the three months ended March 31, 2021 pursuant to our program to repurchase up to $200 million of our common stock (the “Stock Repurchase Program”). During the three months ended March 31, 2021, we paid $16.4 million to acquire shares in connection with the net exercise of employee and director stock options. In addition, in February 2020, we purchased from our Chief Executive Officer $0.3 million of our common stock at the then-current market price to provide him with liquidity to satisfy the tax liability arising from his net exercise in 2019 of stock options that were about to expire.
As of March 31, 2021, we had retained earnings of $105.9 million.
Contractual Obligations and Commitments
Our contractual payment obligations and purchase commitments are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. Our payment obligations and purchase commitments did not change materially during the three months ended March 31, 2021. See Note 4 to our Unaudited Condensed Consolidated Financial Statements for more information regarding our purchase commitments.
Off-Balance Sheet Arrangements
None.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and judgments that affect the amount of assets, liabilities and expenses we report. We base our estimates on historical experience and on other assumptions we believe to be reasonable. Actual results may differ from our estimates. Our significant accounting policies are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There were no changes that occurred during the fiscal quarter covered by this report that materially affected, or are reasonably likely to materially affect, our critical accounting policies and estimates.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks as of March 31, 2021 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. Although the COVID-19 pandemic has significantly increased volatility in the equity markets, the market risks associated with our cash, cash equivalents and marketable securities, which consists entirely of debt instruments with original maturities of less than 24 months, did not change materially during the three months ended March 31, 2021.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. As of March 31, 2021, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure at the reasonable assurance level.
Changes in internal control over financial reporting. During the quarter ended March 31, 2021, we completed the implementation of an enterprise resource planning (“ERP”) system, which we expect will improve the efficiency of certain financial and related transactional processes. We have changed our internal controls so that they continue to operate effectively folliwing the ERP implementation. Our Chief Financial Officer and other members of management have evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2021 and concluded that there was no change during the quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Teva ANDA Litigation.
In February 2018, we received a Paragraph IV Notice Letter advising that Teva had submitted an Abbreviated New Drug Application (“ANDA”) to the FDA seeking authorization to manufacture, use or sell a generic version of Korlym in the United States prior to the expiration of patents related to Korlym that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). Teva’s February 5, 2018 Notice Letter alleged that our patents would not be infringed by Teva’s proposed product, were invalid and/or were unenforceable. On March 15, 2018, we filed a lawsuit in the U.S. District Court for the District of New Jersey against Teva for infringement of our patents. On October 12, 2018, Teva received tentative approval from the FDA for its ANDA. In accordance with the Hatch-Waxman Act, however, as a result of filing a timely lawsuit against Teva, FDA final approval of Teva’s ANDA was stayed for 30 months, until August 1, 2020.
On July 6, 2018, we filed an amended complaint and on February 8, 2019, we filed a separate lawsuit against Teva, asserting infringement of several patents, including U.S. Patent No. 10,195,214 (the “ʼ214 patent”). On December 13, 2019, we filed a third lawsuit against Teva, asserting infringement of U.S. Patent Nos. 10,500,216 (the “ʼ216 patent”). The District Court consolidated our lawsuits against Teva into a single action and set a trial date of February 2, 2021. On September 24, 2020, the Court vacated the February 2, 2021 trial date. A new trial date has not been set.
No new 30-month stay resulted from the filing of the amended complaint or new lawsuits. Our current, consolidated, lawsuit against Teva asserts the ‘214 patent and the ‘216 patent.
On May 7, 2019, Teva submitted to the PTAB a petition for post-grant review (“PGR”) of the ’214 patent, which we opposed. On November 20, 2019, the PTAB granted Teva’s petition. On November 19, 2020, the PTAB issued a decision upholding the validity of the ’214 patent against all of Teva’s claims. On March 12, 2021, Teva appealed its loss to the Federal Circuit Court of Appeals. Our response is due May 21, 2021.
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
Hikma Paragraph IV Notice Letter
On February 1, 2021, we received a Paragraph IV Notice Letter advising that Hikma Pharmaceuticals USA Inc. (“Hikma”) had submitted an ANDA to the FDA seeking authorization to manufacture, use or sell a generic version of Korlym in the United States.
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
On March 12, 2021, we filed a lawsuit in the U.S. District Court for the District of New Jersey against Hikma for infringement of the ’214, ʼ216, ʼ800 and ʼ801 patents. The 30-month stay of FDA approval of Hikma’s ANDA expires on August 1, 2023. Hikma has until May 17, 2021 to respond to our complaint.
We intend to vigorously enforce our intellectual property rights relating to Korlym, but we cannot predict the outcome of this matter.
Other matters
On March 14, 2019, a purported securities class action complaint was filed in the U.S. District Court for the Northern District of California by Nicholas Melucci (Melucci v. Corcept Therapeutics Incorporated, et al., Case No. 5:19-cv-01372-LHK) (the “Melucci litigation”). The complaint named us and certain of our executive officers as defendants asserting violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and alleges that the defendants made false and materially misleading statements and failed to disclose adverse facts about our business, operations, and prospects. The complaint asserts a putative class period extending from August 2, 2017 to February 5, 2019 and seeks unspecified monetary relief, interest and attorneys’ fees. On October 7, 2019, the Court appointed a lead plaintiff and lead counsel. The lead plaintiff’s consolidated complaint was filed on December 6, 2019.
We moved to dismiss the consolidated complaint on January 27, 2020. Rather than oppose our motion to dismiss, on March 20, 2020, the lead plaintiff filed a second amended complaint. On May 11, 2020, we moved to dismiss the second amended complaint. On November 20, 2020, the Court granted our motion to dismiss in full, while granting plaintiff leave to file a third amended complaint, which plaintiff did on December 21, 2020. On February 19, 2021, we moved to dismiss this third amended complaint. We received plaintiff’s opposition to our motion on April 20, 2021. Our reply is due June 4, 2021.
We will respond vigorously to plaintiff’s claims but cannot predict the outcome of this matter.
On September 30, 2019, a purported shareholder derivative complaint was filed in the United States District Court for the District of Delaware by Lauren Williams, captioned Lauren Williams v. G. Leonard Baker, et al., Civil Action No. 1:19-cv-01830. The complaint named our board of directors, Chief Executive Officer and Chief Financial Officer as defendants, and the Company as nominal defendant. The complaint alleges breach of fiduciary duty, violation of Section 14(a) of the Exchange Act, insider selling, misappropriation of insider information and waste of corporate assets and seeks damages in an amount to be proved at trial. On October 23, 2019, this action was stayed pending a resolution of our motions to dismiss the Melucci litigation. On December 20, 2020, the case was further stayed pending a resolution of the Company’s forthcoming motion to dismiss the third amended complaint in the Melucci litigation.
We will respond to this complaint vigorously but cannot predict the outcome of this matter.
On December 19, 2019, a second purported shareholder derivative complaint was filed in the United States District Court for the District of Delaware by Jeweltex Pension Plan, captioned Jeweltex Pension Plan v. James N. Wilson, et al., Civil Action No. 1:19-cv-02308. The complaint named our board of directors, Chief Executive Officer and Chief Financial Officer as defendants, and the Company as nominal defendant. The complaint alleges causes of action for breach of fiduciary duty, violation of section 14(a) of the Exchange Act, waste of corporate assets, contribution and indemnification, aiding and abetting, and gross mismanagement. The complaint seeks an amount of damages to be proved at trial. On April 6, 2020, this action was stayed pending a resolution of our motions to dismiss the Melucci litigation. On December 20, 2020, the case was further stayed pending a resolution of the Company’s forthcoming motion to dismiss the third amended complaint in the Melucci litigation.
We will respond to this complaint vigorously but cannot predict the outcome of this matter.
In the ordinary course of business we are involved, from time-to-time, in legal proceedings in addition to the matters described above. Although the outcome of any such matters and the amount, if any, of our liability with respect to them cannot be predicted with certainty, we do not believe that they will have a material adverse effect on our business, results of operations or financial position.
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
Risks Related to our Research and Development Activities
•Our efforts to discover, develop and commercialize our product candidates may not succeed. Clinical drug development is lengthy, expensive and often unsuccessful. Results of early studies and trials are often not predictive of later trial results. Failure can occur at any time.
•The COVID-19 pandemic has lengthened the time it takes to initiate and advance our clinical development programs.
•Vendors perform many of the activities necessary to carry out our clinical trials, including drug product distribution, trial management and oversight and data collection and analysis. Failure of these vendors to perform their duties or meet expected timelines may prevent or delay approval of our product candidates.
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
Risks Relating to Our Intellectual Property
•To succeed, we must secure, maintain and effectively assert adequate patent protection for the composition and methods of use of our proprietary, selective cortisol modulators and for the use of Korlym to treat Cushing’s syndrome and other disorders.
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
•We rely on information technology systems to conduct our business. A breakdown or breach of these systems or our failure to protect confidential information concerning our business, patients or employees could interrupt the operation of our business and subject us to liability.
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
•the preference of some physicians for off-label treatments for Cushing’s syndrome;
•competition from non-medical treatments, such as surgery and radiation;
•natural disasters or other catastrophes, such as the COVID-19 pandemic, that reduce the ability or willingness of physicians to see patients or of patients to bear the risk of leaving their homes to seek medical care;
•the introduction of competing treatments, including generic versions of Korlym; and
•lack of availability of government or private insurance, which may be exacerbated if (i) the U.S. Supreme Court strikes down the Affordable Care Act, which greatly increased the number of Americans with health insurance or (ii) significant increases in unemployment cause patients to lose employer-provided private health insurance and either shift to Medicaid, which reimburses Korlym at a significantly lower price, or become uninsured, which would decrease our revenue and increase the burden on our financial assistance and free drug programs and on the independent charities we support.
Failure to generate sufficient Korlym revenue could prevent us from fully funding our planned commercial and clinical activities and would likely cause our stock price to decline.
The COVID-19 pandemic has adversely affected and is continuing to adversely affect our business. Other public health emergencies, natural disasters, terrorism or other catastrophes could disrupt our activities and render our own or our vendors’ facilities and equipment inoperable or inaccessible and require us to curtail or cease operations.
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
COVID-19 has made it difficult to grow our commercial business. Many physicians have sought to reduce the risk of COVID-19 infection by reducing the frequency of patient office visits and barring office visits by third parties, including our clinical specialists and medical science liaisons. In addition, many patients have been reluctant to leave the safety of their homes and have postponed visits to their physicians or the clinical laboratories or imaging centers, the reprioritization of healthcare resources toward COVID-19, that are essential for optimal care. These changes have made it difficult for many physicians to identify patients who may benefit from Korlym, begin their treatment, titrate to an optimum dose and maintain their patients’ regimens, which has reduced our revenue. Despite the increased availability of vaccines, due to the evolving nature of the COVID-19 pandemic, we are not able to accurately predict the duration or extent of these impacts on our business. If physicians do not prescribe Korlym to new patients or have difficulty increasing a patient’s Korlym dose to its optimal level, or if patients already receiving Korlym discontinue treatment, our revenue will be unlikely to grow and may decline further.
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
We have sued Teva, Sun and Hikma in Federal District Court with respect to their proposed generic versions of Korlym. In November 2020, the PTAB ruled against Teva in a challenge Teva had brought to one of our patents. Teva has appealed its loss to the Federal Circuit Court of Appeals. Legal action to enforce or defend intellectual property rights is complex, costly and involves significant commitments of management time. There can be no assurance of a successful outcome. Please see “Part I, Item 3, Legal Proceedings.” Because Teva has received FDA approval, Teva may choose to begin marketing its generic product at any time, notwithstanding our ongoing litigation. We would seek a court order stopping such a course of action, but even if we were to prevail Teva were to withdraw its product and pays us damages, the temporary availability of a generic version of Korlym would materially harm our results of operations and financial condition.
It is likely that companies other than Teva, Sun and Hikma will seek FDA approval to market a generic version of Korlym. While we will vigorously protect our intellectual property, there can be no assurance our efforts will be successful.
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
Strongbridge Biopharma plc (“Strongbridge”) has received orphan drug designation in the United States and the EU for the use of the cortisol synthesis inhibitor levoketoconazole to treat patients with Cushing’s syndrome. Levoketoconazole is an enantiomer of the generic anti-fungal medication, ketoconazole, that is prescribed off-label to treat patients with Cushing’s syndrome. Strongbridge completed two Phase 3 trials, which met their primary endpoints of reducing cortisol synthesis, and submitted a new drug application (“NDA”) to the FDA on March 2, 2021.
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
Significant increases in unemployment stemming from the COVID-19 pandemic may cause some patients to lose their employer-sponsored insurance and increase their reliance on Medicaid (which pays significantly less for Korlym) and on our financial assistance and free drug programs and the independent charities we support. There may also be delays in coverage as patients secure authorization for Korlym treatment from new insurers. If the pandemic causes any of these effects, our revenue would decline and our charitable donation expense would increase.
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
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, the Tax Cuts and Jobs Acts (the “Tax Act”) was enacted, which, among other things, removed penalties for not complying with the individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review the case, and the court heard oral argument in November 2020. A Supreme Court ruling is expected by summer 2021, and it is unclear how the Supreme Court will rule. In addition, there may be other efforts to challenge, replace or repeal the ACA that may affect the law or our business. Any new limitations on, changes to, or uncertainty with respect to the ability of individuals to enroll in governmental reimbursement programs or other third-party payer insurance plans could reduce Korlym sales, which in turn could affect our ability to successfully develop and commercialize new products.
Other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of 2 percent per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021. In addition, the American Taxpayer Relief Act of 2012, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Moreover, the federal government and the individual states in the United States have become increasingly active in developing proposals, passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, formulary flexibility, marketing cost disclosure and transparency measures.
These new laws and the regulations and policies implementing them, as well as other healthcare-related measures that may be adopted in the future, could materially reduce our Korlym revenues and our ability to develop and commercialize our product candidates.
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
Risks Related to our Research and Development Activities
Our efforts to discover, develop and commercialize our product candidates may not succeed. Clinical drug development is lengthy, expensive and often unsuccessful. Results of early studies and trials are often not predictive of later trial results. Failure can occur at any time.
Clinical development is costly, time-consuming and unpredictable. Positive data from clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The results from early clinical trials are often not predictive of results in later clinical trials. Product candidates may fail to show the desired safety and efficacy traits despite having produced positive results in preclinical studies and initial clinical trials. Many companies have suffered significant setbacks in late-stage clinical trials due to lack of efficacy or unanticipated or unexpectedly severe adverse events.
Our current clinical trials may prove inadequate to support marketing approvals. Even trials that generate positive results may have to be confirmed in much larger, more expensive and lengthier trials before we could seek regulatory approval.
Clinical trials may take longer to complete, cost more than expected and fail for many reasons, including:
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

A trial may also be suspended or terminated by us, the trial’s data safety monitoring board, the IRBs governing the sites where the trial is being conducted or the FDA for many reasons, including failure to comply with regulatory requirements or clinical protocols, negative findings in an inspection of our clinical trial operations or trial sites by the FDA or other authorities, unforeseen safety issues, failure to demonstrate a benefit or changes in government regulations. Disruptions caused by the COVID-19 pandemic increase the likelihood of delays in initiating or completing our planned and ongoing clinical trials, thereby increasing their costs. Please see the risk factor, “The COVID-19 pandemic has made initiating and advancing our clinical development programs more difficult.”
During the development of a product candidate, we may decide, or the FDA or other regulatory authorities may require us, to conduct more pre-clinical or clinical studies or to change the size or design of a trial already underway, thereby delaying or preventing the completion of development and increase its cost. Even if we conduct the clinical trials and supportive studies that we consider appropriate and the results are positive, we may not receive regulatory approval. Following regulatory approval, there are significant risks to its commercial success, such as development of competing products by other companies or the reluctance of physicians to prescribe it.
The COVID-19 pandemic has lengthened the time it takes to initiate and advance our clinical development programs.
We conduct clinical trials at sites in the United States, Canada, Europe and Israel. In the United States, Canada and Europe, authorities have imposed significant public health restrictions of varying degrees of severity which are likely to persist until COVID-19 vaccines have been widely administered. In addition, physicians, patients and medical institutions have changed their behavior in an attempt to reduce the risk of infection, which makes clinical trials more expensive, time-consuming and risky to initiate and conduct.
Some of the sites where we are conducting clinical trials have stopped enrolling new patients or reduced the frequency with which enrolled patients see their physicians. Some clinical sites have temporarily stopped initiating new trials. Many patients are reluctant to participate in procedures required by our clinical trial protocols because they fear infection. In general, COVID-19 has slowed the pace of our clinical trials, including our studies in Cushing’s syndrome, AIWG and NASH. Studies of diseases perceived to be acutely life-threatening, such as advanced solid tumors, have experienced less delay and disruption.
We may continue to experience disruptions from the COVID-19 pandemic, which could have a material adverse impact on our clinical trial plans and timelines, including:
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
Vendors perform many of the activities necessary to carry out our clinical trials, including drug product distribution, trial management and oversight and data collection and analysis. Failure of these vendors to perform their duties or meet expected timelines may prevent or delay approval of our product candidates.
Third-party clinical investigators and clinical sites enroll patients and CROs manage many of our trials and perform data collection and analysis. Although we control only certain aspects of these third parties’ activities, we are responsible for ensuring that every study adheres to its protocol and meets regulatory and scientific standards. If any of our vendors does not perform its duties or meet expected deadlines or fails to adhere to applicable GCP, or if the quality or accuracy of the data it produces is compromised, affected clinical trials may be extended, delayed or terminated and we may be unable to obtain approval for our product candidates. Failure of our manufacturing vendors to perform their duties or comply with cGMPs may require us to recall drug product or repeat clinical trials, which would delay regulatory approval. If our agreements with any of these vendors terminate, we may not be able to enter into alternative arrangements in a timely manner or on reasonable terms.
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
Risks Relating to Our Intellectual Property
To succeed, we must secure, maintain and effectively assert adequate patent protection for the composition and methods of use of our proprietary, selective cortisol modulators and for the use of Korlym to treat Cushing’s syndrome and other disorders.
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
We do not believe that we infringe any patents or other proprietary rights. We are not obligated to pay royalties relating to the use of intellectual property except to the University of Chicago. To maintain our licenses from the University of Chicago, we must make milestone and royalty payments. If we do not comply with our obligations under these licenses, we may lose the right to commercialize cortisol modulators, including mifepristone, for the treatment of Triple-Negative Breast Cancer (“TNBC”) and CRPC.
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
We cannot assure investors that a liquid trading market for our common stock will exist at any particular time. As a result, holders of our common stock may not be able to sell shares quickly or at the current market price. During the 52-week period ended April 28, 2021, our average daily trading volume was approximately 1,338,731 shares and the intra-day sales prices per share of our common stock on The Nasdaq Stock Market ranged from $11.91 to $31.18. As of April 28, 2021, our officers, directors and principal stockholders beneficially owned approximately 16 percent of our common stock.
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
•general market and economic conditions, including the effects of the COVID-19 pandemic;
•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our inventions;

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
•conditions in the pharmaceutical industry, including the market valuations of companies similar to ours;
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
The guidance we provide as to our expected 2021 revenue is only an estimate of what we believe is realizable at the time we give such guidance. It is difficult to predict our revenue and our actual results may vary materially from our guidance. The effect on our business of the COVID-19 pandemic is difficult to forecast. In addition, the rate of physician adoption of Korlym and the actions of government and private payers is uncertain. We may experience competition from generic versions of Korlym, which our public revenue guidance does not anticipate. We may not meet our financial guidance or other investor expectations for other reasons, including those arising from the risks and uncertainties described in this report and in our other public filings and public statements. Research analysts publish estimates of our future revenue and earnings based on their own analysis. The revenue guidance we provide may be one factor they consider when determining their estimates.
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
We rely on information technology systems to conduct our business. A breakdown or breach of these systems or our failure to protect confidential information concerning our business, patients or employees could interrupt the operation of our business and subject us to liability.
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
We are dependent on the continued functioning of the FDA and other federal instrumentalities. Their partial or complete closure, whether due to public health concerns or a budgetary dispute, or their diversion of significant resources to advance pandemic-related issues could materially harm our business.
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
Our earnings are subject to federal, state and local taxes. We offset a portion of our earnings using net operating losses and our taxes using research and development tax credits, which reduces the amount of tax we pay. Some jurisdictions require that we pay taxes or fees calculated as a percentage of sales, payroll expense, or other indicia of our activities. Please see “Part I, Item I, Notes to Unaudited Condensed Consolidated Financial Statements - Income Taxes.” Changes to existing tax laws could materially increase the amounts we must pay, which would reduce our net income.
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
The pharmaceutical industry is competitive and subject to rapid technological change. Our potential competitors include large pharmaceutical companies and innovative biotechnology companies, many of which have greater clinical, marketing and sales resources than our own and may develop and commercialize medications that are superior to and less expensive than ours, which could negatively affect our financial results and the prospects of our product candidates.
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
As of April 28, 2021, our officers and directors beneficially owned approximately 16 percent of our common stock. Acting together, these stockholders could significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling stockholders.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
The following table contains information relating to the repurchases of our common stock as part our publicly announced Stock Repurchase Program in the three months ended March 31, 2021 (in thousands, except per share data):

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Dollar Amount of Shares That May Yet be Purchased Under the Program(1)

January 1, 2021 to January 31, 2021	—	$—	$190,331
February 1, 2021 to February 28, 2021	868	27.13	166,788
March 1, 2021 to March 31, 2021	414	24.12	156,790
Total	1,282	$26.15	$156,790
(1) On November 3, 2020, our Board of Directors authorized the repurchase of up to $200 million of our common stock pursuant to our Stock Repurchase Program. Unless terminated or suspended prior, the Stock Repurchase Program will remain in effect until September 30, 2021.
The following table contains information relating to the purchase of shares of our common stock as part of the cashless net exercises of stock options in the three months ended March 31, 2021 (in thousands, except per share data):

Fiscal Period	Total Number of Shares Purchased(2)	Average Price Per Share	Dollar Amount of Shares(3)

January 1, 2021 to January 31, 2021	740	$28.06	$20,760
February 1, 2021 to February 28, 2021	47	26.55	1,243
March 1, 2021 to March 31, 2021	21	24.56	517
Total	808	$27.88	$22,520
(2) In January 2021, we issued 1,251,852 shares of common stock as part of a net-share settlement of a cashless option exercise, of which 739,827 shares were surrendered to us in satisfaction of related exercise cost and tax obligations. In February 2021, we issued 71,104 shares of common stock as part of a net-share settlement of a cashless option exercise, of which 46,804 shares were surrendered to us. In March 2021, we issued 32,280 shares of common stock as part of a net-share settlement of a cashless option exercise, of which 21,066 shares were surrendered to us.
(3) We paid $16.4 million to satisfy the tax withholding obligations associated with the net-share settlement of these cashless option exercises.
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
10.1
Offer of Employment to Atabak Mokari, dated March 1, 2021 (incorporated by reference to Exhibit 10.1 to the registrant's Form 8-K filed on March 1, 2021).Offer of Employment to Atabak Mokari, dated March 1, 2021 (incorporated by reference to Exhibit 10.1 to the registrant's Form 8-K filed on March 1, 2021)

10.2
Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Atabak Mokari, dated March 1, 2021 (incorporated by reference to Exhibit 10.2 to the registrant's Form 8-K filed on March 1, 2021).

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Atabak Mokari, Chief Financial Officer of the registrant.
32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.
32.2	18 U.S.C. Section 1350 Certifications of Atabak Mokari, Chief Financial Officer of the registrant.
101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2021 and 2020, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2021 and 2020, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Equity and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date:	May 6, 2021	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D.
Chief Executive Officer

Date:	May 6, 2021	/s/Atabak Mokari
Atabak Mokari
Chief Financial Officer

Date:	May 6, 2021	/s/Joseph D. Lyon
Joseph D. Lyon
Chief Accounting Officer