Form 10-Q
period 2021-06-30
CORCEPT THERAPEUTICS INC
filed 2021-07-29
CIK 1088856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On July 22, 2021, there were 115,926,629 shares of common stock outstanding at a par value of $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2021	December 31, 2020
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$95,430	$76,190
Short-term marketable securities	274,552	364,506
Trade receivables, net of allowances	27,620	26,198
Inventory	4,669	4,910
Prepaid expenses and other current assets	8,999	6,697
Total current assets	411,270	478,501
Strategic inventory	14,734	16,247
Operating lease right-of-use asset	1,524	2,509
Property and equipment, net of accumulated depreciation	1,414	1,675
Long-term marketable securities	101,657	36,196
Other assets	4,140	5,000
Deferred tax assets, net	33,741	31,603
Total assets	$568,480	$571,731
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,216	$10,554
Accrued clinical expenses	13,113	13,704
Accrued and other liabilities	21,514	21,186
Short-term operating lease liability	1,559	2,050
Total current liabilities	45,402	47,494
Long-term operating lease liability	—	501
Long-term accrued income taxes	403	398
Total liabilities	45,805	48,393
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock	—	—
Common stock	125	122
Additional paid-in capital	554,154	516,140
Treasury stock	(164,263)	(75,795)
Accumulated other comprehensive income	215	415
Retained earnings	132,444	82,456
Total stockholders’ equity	522,675	523,338
Total liabilities and stockholders’ equity	$568,480	$571,731
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product revenue, net	$91,588	$88,565	$171,025	$181,812
Operating expenses:
Cost of sales	1,384	1,234	2,652	3,112
Research and development	28,232	26,497	57,254	52,620
Selling, general and administrative	30,029	25,572	59,538	53,107
Total operating expenses	59,645	53,303	119,444	108,839
Income from operations	31,943	35,262	51,581	72,973
Interest and other income	110	1,010	385	2,481
Income before income taxes	32,053	36,272	51,966	75,454
Income tax expense	(5,530)	(7,945)	(1,978)	(17,062)
Net income	26,523	28,327	49,988	58,392
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale investments, net of tax effect of $16, $(170), $77 and $(190), respectively	(50)	545	(242)	606
Foreign currency translation gain (loss), net of tax	16	(15)	42	(27)
Total comprehensive income	$26,489	$28,857	$49,788	$58,971

Basic net income per share	$0.23	$0.25	$0.43	$0.51

Diluted net income per share	$0.21	$0.23	$0.39	$0.48

Weighted-average shares outstanding used in computing net income per share
Basic	116,294	115,006	116,555	114,790
Diluted	126,680	123,234	128,204	122,756
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$49,988	$58,392
Adjustments to reconcile net income to net cash provided by operations:
Stock-based compensation	21,169	16,407
Deferred income taxes	(2,061)	10,017
Amortization (accretion) of interest income	2,471	(72)
Depreciation and amortization of property and equipment	514	362
Non-cash amortization of right-of-use asset	985	749
Others	—	148
Changes in operating assets and liabilities:
Trade receivables	(1,422)	(2,797)
Inventory	1,858	1,414
Prepaid expenses and other current assets	(2,047)	721
Other assets	860	(1,088)
Accounts payable	(1,304)	(1,251)
Accrued clinical expenses	(591)	4,812
Accrued and other liabilities	333	(628)
Operating lease liability	(992)	(731)
Net cash provided by operating activities	69,761	86,455
Cash flows from investing activities:
Purchases of property and equipment	(245)	(89)
Proceeds from maturities of marketable securities	244,971	153,193
Purchases of marketable securities	(223,268)	(219,314)
Net cash provided by (used in) investing activities	21,458	(66,210)
Cash flows from financing activities:
Proceeds from exercise of stock options, net of issuance costs	8,786	7,347
Repurchase of common stock	(62,711)	(275)
Cash paid to satisfy statutory withholding requirement for net settlement of cashless option exercises	(18,054)	(63)
Net cash (used in) provided by financing activities	(71,979)	7,009
Net increase in cash and cash equivalents	19,240	27,254
Cash and cash equivalents, at beginning of period	76,190	31,269
Cash and cash equivalents, at end of period	$95,430	$58,523

Supplemental disclosure:
Cost of shares repurchased for net settlement of cashless option exercises	$7,704	$772
Recognition of right-of-use asset and lease liability	$—	$775
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	114,549	$120	$457,060	$(62,704)	$261	$(23,555)	$371,182
Issuance of common stock upon exercise of options	67	—	480	—	—	—	480
Purchases of treasury stock	(20)	—	—	(275)	—	—	(275)
Stock-based compensation	—	—	7,988	—	—	—	7,988
Other comprehensive income, net of tax	—	—	—	—	49	—	49
Net income	—	—	—	—	—	30,065	30,065
Balance at March 31, 2020	114,596	120	465,528	(62,979)	310	6,510	409,489
Issuance of common stock upon exercise of options	1,011	1	7,638	—	—	—	7,639
Shares purchased to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(54)	—	—	(835)	—	—	(835)
Stock-based compensation	—	—	8,548	—	—	—	8,548
Other comprehensive income, net of tax	—	—	—	—	530	—	530
Net income	—	—	—	—	—	28,327	28,327
Balance at June 30, 2020	115,553	$121	$481,714	$(63,814)	$840	$34,837	$453,698

Balance at December 31, 2020	116,735	$122	$516,140	$(75,795)	$415	$82,456	$523,338
Issuance of common stock upon exercise of options	1,832	2	10,081	—	—	—	10,083
Purchases of treasury stock	(1,282)	—	—	(33,540)	—	—	(33,540)
Shares purchased to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(808)	—	—	(22,520)	—	—	(22,520)
Stock-based compensation	—	—	10,142	—	—	—	10,142
Other comprehensive loss, net of tax	—	—	—	—	(166)	—	(166)
Net income	—	—	—	—	—	23,465	23,465
Balance at March 31, 2021	116,477	124	536,363	(131,855)	249	105,921	510,802
Issuance of common stock upon exercise of options	855	1	6,660	—	—	—	6,661
Purchases of treasury stock	(1,365)	—	—	(29,170)	—	—	(29,170)
Shares purchased to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(146)	—	—	(3,238)	—	—	(3,238)
Stock-based compensation	—	—	11,131	—	—	—	11,131
Other comprehensive loss, net of tax	—	—	—	—	(34)	—	(34)
Net income	—	—	—	—	—	26,523	26,523
Balance at June 30, 2021	115,821	$125	$554,154	$(164,263)	$215	$132,444	$522,675
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
Basis of Presentation
We have prepared the following in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X: (i) condensed consolidated balance sheet as of June 30, 2021 and (ii) condensed consolidated statements of comprehensive income and stockholders’ equity for the three- and six-month periods ended June 30, 2021 and 2020 and (iii) condensed consolidated statements of cash flows for the six-month periods ended June 30, 2021 and 2020. These do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (which in the applicable periods consist only of normal, recurring adjustments) have been included. Operating results for the three- and six-month periods ended June 30, 2021 are not necessarily indicative of the results for the remainder of 2021 or any other period. These financial statements and notes should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K. The December 31, 2020 consolidated balance sheet was derived from audited financial statements at that date.
There have been no material changes in the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2020.
Recently Adopted Accounting Pronouncement
In December 2019, the FASB issued ASU No. 2019-12 (ASC Topic 740), “Simplifying the Accounting for Income Taxes.” This standard simplifies accounting for income taxes by removing certain exceptions to the general principles and clarifying existing guidance, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. We adopted this standard on January 1, 2021. The adoption had no impact on our condensed consolidated financial statements.

2. Composition of Certain Balance Sheet Items
Inventory

	June 30, 2021	December 31, 2020

	(in thousands)
Raw materials	$—	$1,685
Work in progress	14,379	12,916
Finished goods	5,024	6,556
Total inventory	19,403	21,157
Less strategic inventory classified as non-current	(14,734)	(16,247)
Total inventory classified as current	$4,669	$4,910
Because we rely on a single manufacturer for the active pharmaceutical ingredient (“API”) for Korlym, we have purchased and hold significant quantities of API, including API held in our work in progress inventory. We classify inventory we do not expect to sell within 12 months of the balance sheet date as “Strategic Inventory,” a long-term asset.
Property and Equipment

	June 30, 2021	December 31, 2020

	(in thousands)
Furniture and equipment	$1,034	$810
Software	1,485	1,485
Leasehold improvements	1,262	1,233
Total property and equipment	3,781	3,528
Less accumulated depreciation	(2,367)	(1,853)
Property and equipment, net of accumulated depreciation	$1,414	$1,675
Accrued and other liabilities

	June 30, 2021	December 31, 2020

	(in thousands)
Government rebates	$10,638	$9,412
Accrued compensation	7,740	10,144
Professional fees	760	151
Accrued selling and marketing costs	729	665
Legal fees	670	612
Income taxes payable	665	—
Other	312	202
Total accrued and other liabilities	$21,514	$21,186
Other assets
    As of June 30, 2021 and December 31, 2020, Other assets included $3.9 million and $4.8 million of deposits for clinical trials, respectively.

3. Available-for-Sale Securities and Fair Value Measurements
The available-for-sale securities in our Condensed Consolidated Balance Sheets are as follows:

	June 30, 2021	December 31, 2020

	(in thousands)
Cash equivalents	$69,303	$50,524
Short-term marketable securities	274,552	364,506
Long-term marketable securities	101,657	36,196
Total marketable securities	$445,512	$451,226
The following table presents our available-for-sale securities grouped by asset type:

	Fair Value Hierarchy Level	June 30, 2021				December 31, 2020
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

		(in thousands)
Corporate bonds	Level 2	$103,226	$15	$(38)	$103,203	$96,999	$74	$(9)	$97,064
Commercial paper	Level 2	125,882	—	—	125,882	139,791	—	—	139,791
Asset-backed securities	Level 2	57,007	6	(19)	56,994	39,243	15	(1)	39,257
U.S. treasury securities	Level 1	90,127	10	(7)	90,130	124,461	131	(2)	124,590
Money market funds	Level 1	69,303	—	—	69,303	50,524	—	—	50,524
Total marketable securities		$445,545	$31	$(64)	$445,512	$451,018	$220	$(12)	$451,226
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
Unrealized losses on our available-for-sale debt securities as of June 30, 2021 were insignificant. Accordingly, we have not recorded an allowance for credit losses associated with these investments.
We do not intend to sell the investments that currently have unrealized losses. It is highly unlikely that we will sell any of our investments before recovery of their amortized cost basis, which may be at maturity.
We classified accrued interest on our marketable securities of $1.4 million and $1.3 million as of June 30, 2021 and December 31, 2020, respectively, as prepaid and other current assets on our condensed consolidated balance sheets.
As of June 30, 2021, all our marketable securities had original maturities of less than two years. The weighted-average maturity of our holdings was eight months. As of June 30, 2021, our long-term marketable securities had remaining maturities ranging from 14 to 21 months. None of our marketable securities changed from one fair value hierarchy to another during the three and six months ended June 30, 2021.
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
During the three and six months ended June 30, 2021, we issued 0.9 million and 2.7 million shares of our common stock upon the exercise of stock options, respectively. Certain option holders exercised their options on a “net exercise” basis, pursuant to which they surrendered to us, and we purchased from them at the current market price, enough shares to cover the exercise price and tax withholding requirements arising from the exercise. During the three and six months ended June 30, 2021, we purchased 0.1 million and 1.0 million shares in connection with such option net exercises, respectively. In connection with the shares purchased, during the three and six months ended June 30, 2021, we paid $1.6 million and $18.1 million, respectively, to satisfy the tax withholding obligations associated with the net-share settlement of these cashless option exercises. We recorded these shares as treasury stock on our condensed consolidated balance sheets, at cost.
During the three and six months ended June 30, 2020, we issued 1.0 million and 1.1 million shares of our common stock upon the exercise of stock options, respectively. During each of the three and six months ended June 30, 2020, we purchased 0.1 million shares in connection with net option exercises, at a total cost of $0.1 million.
Stock Repurchase Program
In November 2020, we announced that our Board of Directors approved a program to repurchase up to $200 million of our common stock (the “Stock Repurchase Program”). Unless it is terminated or suspended prior to its expiration, the Stock Repurchase Program will remain in effect until September 30, 2021. The timing and amount of any repurchases pursuant to it will be determined based on market conditions, stock price and other factors. The Stock Repurchase Program does not require us to acquire any specific number of shares and it may be modified, suspended or discontinued at any time without notice. Repurchases pursuant to the Stock Repurchase Program may be made through a variety of methods, including open market purchases, privately negotiated transactions, block trades and accelerated share repurchase transactions.
During the three and six months ended June 30, 2021, we repurchased 1.4 million and 2.6 million shares of common stock under the Stock Repurchase Program in open market transactions at an average price of $21.38 and $23.69 per share, for an aggregate purchase price of $29.2 million and $62.7 million, respectively. As of June 30, 2021, $127.6 million of the current authorization remained available for the repurchase of shares of our common stock.
We recorded repurchased shares as treasury stock on our condensed consolidated balance sheets, at cost. As of June 30, 2021 and December 31, 2020 we had 9.5 million and 5.9 million treasury shares outstanding, respectively.
Stock-based compensation
The following table summarizes our stock-based compensation by account:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Stock-based compensation capitalized in inventory	$63	$59	$104	$129
Cost of sales	16	15	26	38
Research and development	3,825	2,794	7,330	5,399
Selling, general and administrative	7,227	5,680	13,813	10,970
Total stock-based compensation	$11,131	$8,548	$21,273	$16,536

6. Net Income Per Share
We compute basic and diluted net income per share by dividing our net income by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares. We used the treasury stock method to determine the number of dilutive shares of common stock resulting from the potential exercise of stock options.
The following table shows the computation of net income per share for each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Numerator:
Net income	$26,523	$28,327	$49,988	$58,392
Denominator:
Weighted-average shares used to compute basic net income per share	116,294	115,006	116,555	114,790
Dilutive effect of employee stock options	10,386	8,228	11,649	7,966
Weighted-average shares used to compute diluted net income per share	126,680	123,234	128,204	122,756
Net income per share
Basic	$0.23	$0.25	$0.43	$0.51
Diluted	$0.21	$0.23	$0.39	$0.48
As of June 30, 2021 and 2020, we had 26.0 million and 26.4 million stock options outstanding, respectively.
Because including them would have reduced dilution, we excluded from the computation of diluted net income per share, on a weighted-average basis, 4.6 million and 3.5 million stock options outstanding during the three and six months ended June 30, 2021, respectively, and 13.4 million and 13.0 million stock options outstanding during the three and six months ended June 30, 2020, respectively.
7. Income Taxes
We recorded income tax expense of $5.5 million and $2.0 million for the three and six months ended June 30, 2021, respectively. In the three and six months ended June 30, 2020, respectively, our income tax expense was $7.9 million and $17.1 million. The decrease is primarily related to lower profit before tax as well as increased excess tax benefits for stock option exercises recorded in the three and six months ended June 30, 2021, as compared to the corresponding periods in 2020.
Our effective tax rate differs from the federal statutory rate due to state income taxes and the non-deductible portion of our stock-based compensation, which increased our tax expense, offset by tax benefits for research and development tax credits and the excess tax deduction arising from the exercise of employee stock options, which reduced our taxable income.
During the three and six months ended June 30, 2021, unrecognized tax benefits increased by $0.6 million and $0.8 million, respectively. As of June 30, 2021, the Company had unrecognized tax benefits of $6.7 million that, if recognized, would affect the Company’s effective tax rate and approximately $1.6 million of unrecognized tax benefits would not impact the effective tax rate as they would be offset by a corresponding change in valuation allowance.
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
Overview
We are a commercial-stage company engaged in the discovery and development of drugs that treat severe metabolic, oncologic and psychiatric disorders by modulating the effects of the hormone cortisol. Since 2012, we have marketed Korlym (mifepristone) for the treatment of patients suffering from Cushing’s syndrome. Our portfolio of proprietary selective cortisol modulators consists of four structurally distinct series totaling more than 1,000 compounds, including relacorilant, exicorilant and miricorilant.
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
We hold patents listed in the United States Food and Drug Administration’s (“FDA’s”) Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”) covering uses of Korlym in the treatment of patients with Cushing’s syndrome, with additional patent applications that may be suitable for listing in the Orange Book under review by the U.S. Patent and Trademark Office. Our Orange Book patents have expiration dates ranging from 2028 to 2038.
Relacorilant. We are conducting two Phase 3 trials of our proprietary, selective cortisol modulator, relacorilant, as a treatment for patients with Cushing’s syndrome. Relacorilant was well-tolerated in its Phase 1 and Phase 2 trials. Patients in the Phase 2 trial exhibited meaningful improvements in glucose control, hypertension, weight loss, liver function, coagulopathy, cognition, mood, insulin resistance and quality of life measures. Relacorilant shares Korlym’s affinity for the glucocorticoid receptor (“GR”), but, unlike Korlym, has no affinity for the progesterone receptor (“PR”), and so is not the “abortion pill” and does not cause the effects associated with PR affinity, including endometrial thickening and vaginal bleeding. Relacorilant also does not appear to cause hypokalemia (low potassium), a potentially serious adverse event that is a leading cause of patients stopping treatment with Korlym. Forty-four percent of patients in Korlym’s pivotal trial experienced hypokalemia.
Our Phase 3 GRACE trial has a planned enrollment of 130 patients with all etiologies of Cushing’s syndrome at sites in the United States, Canada, Europe and Israel. Each patient in GRACE receives relacorilant for 22 weeks. Patients who exhibit pre-specified improvements in hypertension or glucose metabolism enter a 12-week, double-blind, “randomized withdrawal” phase, in which half of the patients continue receiving relacorilant and the rest receive placebo. The trial’s primary endpoint is the rate and degree of relapse in patients receiving placebo measured against the rate and degree of relapse in those continuing relacorilant. If successful, we expect GRACE to provide the basis for a new drug application for relacorilant as a treatment for patients with all etiologies of Cushing’s syndrome.
We are conducting a second Phase 3 trial of relacorilant, GRADIENT, in patients whose Cushing’s syndrome is caused by a benign adrenal tumor. These patients often exhibit less severe symptoms or have a slower course of disease than patients with other etiologies of Cushing’s syndrome, although their health outcomes are ultimately poor. Half of the patients in

GRADIENT will receive relacorilant for 26 weeks and half will receive placebo. The trial’s primary endpoints are improvement in glucose metabolism and hypertension. The planned enrollment for this study is 130 patients. Many of the clinical sites in GRACE are participating in GRADIENT.
The FDA and the European Commission (“EC”) have designated relacorilant as an orphan drug for the treatment of Cushing’s syndrome. In the United States, relacorilant’s orphan designation confers tax credits, reduced regulatory fees and, provided we obtain approval for the treatment of patients with Cushing’s syndrome, seven years of exclusive marketing rights. Benefits of orphan drug designation by the EC are similar, but also include protocol assistance from the European Medicines Agency (“EMA”), access to the centralized marketing authorization procedure in the European Union’s (“EU”) and, if we obtain approval, ten years of exclusive marketing rights in the EU for the treatment of patients with Cushing’s syndrome.
Oncology
There is substantial in vitro, in vivo and clinical evidence that cortisol’s activity allows certain types of solid tumors to resist treatment. In some cancers, cortisol activity promotes tumor growth. In other cancers, cortisol stimulates genes that retard cellular apoptosis. Cortisol also suppresses the body’s immune response; activating, not suppressing, the immune system is beneficial in fighting certain cancers. Adding a cortisol modulator to a treatment regimen may help the patient’s immune system combat the disease. Many types of solid tumors express GR and are potential targets for cortisol modulation therapy, among them ovarian, pancreatic, adrenocortical and castration-resistant prostate cancer.
Relacorilant in Patients with Solid Tumors. Our trials in ovarian and pancreatic cancer are examining whether adding relacorilant to nab-paclitaxel will suppress cortisol’s anti-apoptotic effect to help nab-paclitaxel achieve its intended tumor-killing effect. In July 2020, we completed enrollment in a 178-patient, controlled Phase 2 trial of relacorilant in combination with nab-paclitaxel in patients with platinum resistant ovarian cancer at sites in the United States and Europe. Study participants were randomized to one of three treatment arms: Sixty women received 150 mg of relacorilant “intermittently,” the day before, the day of and the day after their weekly nab-paclitaxel infusion. Fifty-eight women received a daily relacorilant dose of 100 mg per day, with titration to 150 mg per day permitted at the investigator’s discretion in addition to nab-paclitaxel. Sixty women received nab-paclitaxel alone. The trial’s primary endpoint was progression-free survival (or “PFS”).
Patients in both of the relacorilant plus nab-paclitaxel treatment arms of our Phase 2 ovarian cancer trial experienced longer PFS compared to patients who received nab-paclitaxel alone. Patients who received a higher dose of relacorilant given intermittently exhibited a statistically significant improvement in PFS compared to those who received nab-paclitaxel alone (5.6 months versus 3.8 months, hazard ratio: 0.66; p-value: 0.038). Patients who received a lower dose of relacorilant given daily exhibited a 1.5 month longer median PFS compared to patients who received nab-paclitaxel alone (5.3 months versus 3.8 months, hazard ratio: 0.83; p-value: not significant). Safety and tolerability of relacorilant plus nab-paclitaxel was comparable to nab-paclitaxel monotherapy. Based on these positive results, we plan to initiate a pivotal Phase 3 trial in the first quarter of 2022.
In June 2021, we completed a planned interim analysis of data from the first 43 patients to enroll in our open-label study of relacorilant plus nab-paclitaxel in patients with metastatic pancreatic cancer (the RELIANT trial). All 43 patients in the interim analysis had already received 2-4 prior lines of therapy and 40 had experienced progressive disease while receiving prior nab-paclitaxel. Two of 31 evaluable patients in the interim analysis group exhibited tumor shrinkage qualifying as a partial response by the RECIST 1.1 criteria (“Response Evaluation Criteria in Solid Tumors”). Fifteen patients achieved stable disease for at least 12 weeks. The combination was well-tolerated. While these results suggest that the combination of relacorilant and nab-paclitaxel was active, the apparent level of benefit does not justify its further study as a treatment for end-stage pancreatic cancer. Accordingly, we have stopped enrollment in the trial.
We are also conducting an open-label, Phase 1b trial of relacorilant plus the PD-1 checkpoint inhibitor pembrolizumab in 20 patients with metastatic or unresectable adrenal cancer with cortisol excess. The trial will examine whether adding relacorilant to pembrolizumab therapy reduces cortisol-activated immune suppression sufficiently to help pembrolizumab achieve its intended tumor-killing effect, while relacorilant treats the Cushing’s syndrome caused by excess cortisol activity.
Exicorilant and Relacorilant in Patients with Castration-Resistant Prostate Cancer (“CRPC”). Because androgens stimulate prostate tumor growth, androgen deprivation is the standard treatment for metastatic prostate cancer. Tumors often escape androgen deprivation therapy through cortisol’s stimulation of GR. Combining a cortisol modulator with an androgen modulator may block this escape route. We are conducting an open label, dose-finding trial of our proprietary, selective cortisol modulator exicorilant in combination with enzalutamide in patients with metastatic CRPC. In addition, investigators at the University of Chicago are conducting a dose-finding trial of relacorilant combined with enzalutamide in the same patient population. We are providing relacorilant for this trial.
Metabolic Diseases

Antipsychotic-Induced Weight Gain (“AIWG”). We are studying our selective cortisol modulator miricorilant as a potential treatment for AIWG. In the United States, six million people take antipsychotic medications such as olanzapine and risperidone to treat illnesses such as schizophrenia, bipolar disorder and depression. While these drugs are very effective, they exact a steep price in the form of rapid and sustained weight gain, cardiovascular disease and other metabolic disturbances. Patients can gain 4.0-4.5 kg of weight in the first 10 weeks while they take these medications. These patients have a 10- to 25-year reduction in life expectancy, due in large part to increased cardiovascular events, such as heart attacks and strokes.
In 2020, we completed a double-blind, placebo-controlled Phase 1b trial, in which 96 healthy subjects received daily doses of the antipsychotic medication olanzapine (10 mg) and miricorilant (600 mg or 900 mg) or placebo for 14 days. Study participants who received miricorilant gained less weight than subjects receiving placebo. In addition, markers of liver damage that rise temporarily at the start of olanzapine therapy increased less sharply in subjects receiving miricorilant. These results were consistent with the findings of similar studies we conducted in healthy volunteers using mifepristone (published in Advances in Therapy and Obesity in 2009 and 2010).
Based on these positive results, as well as compelling pre-clinical data, we are conducting two double-blind, placebo-controlled, Phase 2 trials of miricorilant – GRATITUDE and GRATITUDE II.
GRATITUDE is evaluating the ability of a daily dose of miricorilant (600 mg) to reverse recent AIWG, with a planned enrollment of 100 patients with schizophrenia or bipolar disorder at 30 sites in the United States. Study participants receive their established antipsychotic medication plus either miricorilant or placebo for 12 weeks.
GRATITUDE II is evaluating the ability of miricorilant to reverse long-standing AIWG in 150 patients with schizophrenia at 35 centers in the United States. Study participants receive their established antipsychotic medication plus either miricorilant (600 mg or 900 mg daily) or placebo for 26 weeks. The primary endpoint in both the GRATITUDE and GRATITUDE II trials is the change in body weight from baseline, relative to placebo.
Liver Disease. We are also studying miricorilant as a potential treatment for nonalcoholic steatohepatitis (“NASH”). In April 2021, we suspended our Phase 2a trial after observing elevated liver enzymes in four of the first five patients who received miricorilant for four weeks. Our investigation made two notable findings. First, the elevations in ALT and AST resolved after miricorilant was withdrawn. Second, the patients with elevated liver enzymes exhibited large, rapid reductions in liver fat. We are initiating a dose-finding trial with the goal of capturing this benefit safely.
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
COVID-19 Pandemic
Much of the world is subject to varying degrees of pandemic-related public health restrictions, including California, where we are headquartered, and in the states where we sell Korlym and where we conduct clinical trials. Most of our third-party manufacturers, distributors (including the specialty pharmacy that dispenses Korlym), information technology service providers, law and accounting firms, clinical research organizations and others are also subject to pandemic-related restrictions.
These restrictions, as well as measures voluntarily undertaken by patients, physicians, hospitals and medical clinics to reduce the risk of coronavirus infection, have reduced our revenue and make it difficult to grow our Korlym business. Many physicians have sought to reduce the risk of COVID-19 infection by reducing the frequency of patient office visits and barring office visits by third parties, including our clinical specialists and medical science liaisons. In addition, many patients have been reluctant to leave the safety of their homes and have postponed visits to their physicians or the clinical laboratories or imaging centers that are essential for optimal care. These changes have made it difficult for physicians to identify patients who may benefit from Korlym, begin their treatment, titrate to an optimum dose and maintain their patients’ regimens, which has reduced our revenue.
The pandemic’s impact on the pace of our clinical development programs has been variable. Our trials of indications not considered immediately life-threatening, such as Cushing’s syndrome, CRPC and AIWG have experienced slower enrollment. In addition, some clinical sites have stopped enrolling new patients or have reduced the frequency with which physicians see study participants. Some sites have suspended or halted the initiation of new clinical trials. Trials in patients with immediately life-threatening diseases, such as advanced pancreatic and ovarian cancer, did not encounter delays.

We expect that pandemic-related impediments to our business will continue so long as there are COVID-19 outbreaks and spikes in the locations in which we do business and conduct our clinical trials.
Please see the risk factor under Item 1A of this Quarterly Report, “The COVID-19 pandemic has adversely affected and is continuing to adversely affect our business. Other public health emergencies, natural disasters, terrorism or other catastrophes could disrupt our activities and render our own or our vendors’ facilities and equipment inoperable or inaccessible and require us to curtail or cease operations.”
Results of Operations
Net Product Revenue – Net product revenue is gross product revenue from sales to our customers less deductions for estimated government rebates and chargebacks.
Net product revenue was $91.6 million and $171.0 million for the three and six months ended June 30, 2021, respectively, compared to $88.6 million and $181.8 million for the comparable periods in 2020. For the three months ended June 30, 2021, an increase in the average price of Korlym accounted for approximately all of the increase in net product revenue. For the six months ended June 30, 2021, the decrease in net product revenue was due to lower sales volume, partially offset by an increase in the average price of Korlym. The decrease in tablet shipments was primarily due to the effects of the COVID-19 pandemic on our business in the three months ended March 31, 2021.
We took a price increase on Korlym effective March 1, 2021.
Cost of sales – Cost of sales includes the cost of API, tableting, packaging, personnel, overhead, stability testing and distribution.
Cost of sales was $1.4 million and $2.7 million for the three and six months ended June 30, 2021, respectively, compared to $1.2 million and $3.1 million for the comparable periods in 2020. Cost of sales as a percentage of revenue was 1.5 percent and 1.6 percent for the three and six months ended June 30, 2021, respectively, compared to 1.4 percent and 1.7 percent for the comparable periods in 2020. The decrease in cost of sales as a percentage of revenue for the six months ended June 30, 2021 was due to reduced manufacturing costs.
Research and development expenses – Research and development expenses include the cost of (1) recruiting and compensating development personnel, (2) clinical trials, (3) drug product and preclinical studies in support of clinical trials and regulatory submissions, (4) discovery research and (5) the development of drug formulations and manufacturing processes.
Research and development expense was $28.2 million and $57.3 million for the three and six months ended June 30, 2021, respectively, compared to $26.5 million and $52.6 million for the comparable period in 2020. The increases were due to increased spending on the advancement of our Cushing’s syndrome and pre-clinical programs and on the compensation of development personnel, partially offset by decreased spending on our oncology program primarily due to timing of patient enrollments in our clinical trials.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020(1)	2021	2020(1)

	(in thousands)
Development programs:
Oncology	$2,069	$9,083	$8,028	$18,337
Cushing’s syndrome	8,480	4,303	16,114	10,065
Metabolic diseases	5,169	5,298	11,120	9,695
Pre-clinical and clinical selective cortisol modulators	6,261	3,129	10,357	5,574
Unallocated activities, including manufacturing and regulatory activities	2,428	1,890	4,305	3,550
Stock-based compensation	3,825	2,794	7,330	5,399
Total research and development expense	$28,232	$26,497	$57,254	$52,620

(1) Beginning in the first quarter of 2021, expenses for the three and six months ended June 30, 2020 previously allocated to Oncology and Endocrinology were re-allocated between their respective Cushing's syndrome, Metabolic diseases and pre-clinical development programs.

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
Selling, general and administrative expense was $30.0 million and $59.5 million for the three and six months ended June 30, 2021, respectively, compared to $25.6 million and $53.1 million for the comparable periods in 2020. The increases were due to increased employee compensation and sales and marketing expenses.
We expect our selling, general and administrative expenses in 2021 to be higher than in 2020 due to increased commercial and administrative activities arising from anticipated increased sales volumes, litigation and administrative support for increased research and development.
Interest and other income - Interest and other income was $0.1 million and $0.4 million for the three and six months ended June 30, 2021, respectively, compared to $1.0 million and $2.5 million for the comparable periods in 2020. The decreases in interest and other income were due to market wide reductions in interest rates.
Income tax expense - We recorded an income tax expense of $5.5 million and $2.0 million for the three and six months ended June 30, 2021, respectively, compared to income tax expense of $7.9 million and $17.1 million for the comparable periods in 2020. The decrease is primarily related to lower profit before tax as well as increased excess tax benefits for stock option exercises recorded in the three and six months ended June 30, 2021, as compared to the corresponding periods in 2020.
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
As of June 30, 2021, we had cash, cash equivalents and marketable securities of $471.6 million, consisting of cash and cash equivalents of $95.4 million and marketable securities of $376.2 million, compared to cash, cash equivalents and marketable securities of $476.9 million, consisting of cash and cash equivalents of $76.2 million and marketable securities of $400.7 million as of December 31, 2020.
The cash in our bank accounts and our marketable securities could be affected if the financial institutions holding them were to fail or severely adverse conditions were to arise in the markets for public or private debt securities. We have never experienced a loss or lack of access to cash.
Net cash provided by operating activities was $69.8 million for the six months ended June 30, 2021, compared to $86.5 million for the comparable period in 2020. This decrease was primarily due to lower revenue as a result of a decrease in sales volume.
Net cash provided by investing activities was $21.5 million for the six months ended June 30, 2021, compared to net cash used in investing activities of $66.2 million for the comparable period in 2020. The change in net cash from investing activities was primarily due to allocation of cash generated by our operating activities towards share repurchases instead of marketable securities.
In the six months ended June 30, 2021, we spent $80.8 million acquiring shares of our common stock ($62.7 million pursuant to our Stock Repurchase Program and $18.1 million in connection with the net exercise of employee and director stock options), offset by $8.8 million received from the exercise of stock options, resulting in net cash used in financing activities of $72.0 million. In the comparable period in 2020, we spent $0.3 million to acquire from our Chief Executive Officer shares of our common stock at the then-current market price to provide him with liquidity to satisfy the tax liability arising from his net exercise in 2019 of stock options that were about to expire, offset by $7.3 million received from the exercise of stock options, resulting in net cash provided by financing activities of $7.0 million.

As of June 30, 2021, we had retained earnings of $132.4 million.
Contractual Obligations and Commitments
Our contractual payment obligations and purchase commitments are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. Our payment obligations and purchase commitments did not change materially during the six months ended June 30, 2021. See Note 4 to our Unaudited Condensed Consolidated Financial Statements for more information regarding our purchase commitments.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks as of June 30, 2021 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. The market risks associated with our cash, cash equivalents and marketable securities, which consist entirely of debt instruments with original maturities of less than 24 months, did not change materially during the six months ended June 30, 2021.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. As of June 30, 2021, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure at the reasonable assurance level.
Changes in internal control over financial reporting. During the quarter ended March 31, 2021, we completed the implementation of an enterprise resource planning (“ERP”) system, which we expect will improve the efficiency of certain financial and related transactional processes. We have changed our internal controls so that they continue to operate effectively following the ERP implementation. Our Chief Financial Officer and other members of management have evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2021 and concluded that there was no change during the quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Teva ANDA Litigation
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
No new 30-month stay resulted from the filing of the amended complaint or new lawsuits. Our current, consolidated, lawsuit against Teva asserts the ‘214 patent and the ‘216 patent. The parties have completed briefing cross-motions for summary judgment regarding infringement of the ’214 patent. There is no timetable as to when the Court will rule on these motions and there are currently no further calendared dates for the litigation.
On May 7, 2019, Teva submitted to the PTAB a petition for post-grant review (“PGR”) of the ’214 patent, which we opposed. On November 20, 2019, the PTAB granted Teva’s petition. On November 19, 2020, the PTAB issued a decision upholding the validity of the ’214 patent against all of Teva’s claims. On March 12, 2021, Teva appealed its loss to the Federal Circuit Court of Appeals. We expect oral argument to be held late this year or next year.
We will vigorously enforce our intellectual property rights relating to Korlym but cannot predict the outcome of these matters.
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
On June 9, 2021, we entered into an agreement with Sun resolving this litigation. Pursuant to the agreement, we have granted Sun the right to sell a generic version of Korlym in the United States beginning October 1, 2034 or earlier under circumstances customary for settlement agreements of this type. As required by law, we and Sun have submitted the settlement agreement to the United States Federal Trade Commission and the United States Department of Justice for review.
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
On March 12, 2021, we filed a lawsuit in the U.S. District Court for the District of New Jersey against Hikma for infringement of the ’214, ʼ216, ʼ800 and ʼ801 patents. The 30-month stay of FDA approval of Hikma’s ANDA expires on August 1, 2023. Hikma responded to our complaint on May 17, 2021, denying our claims. On July 13, 2021, the Court entered a schedule for the case setting a fact discovery deadline of July 1, 2022.
We intend to vigorously enforce our intellectual property rights relating to Korlym but cannot predict the outcome of this matter.
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
We moved to dismiss the consolidated complaint on January 27, 2020. Rather than oppose our motion to dismiss, on March 20, 2020, the lead plaintiff withdrew its consolidated complaint and filed a second amended complaint. On May 11, 2020, we moved to dismiss the second amended complaint. On November 20, 2020, the Court granted our motion to dismiss, while granting plaintiff leave to file a third amended complaint, which plaintiff did on December 21, 2020. On February 19, 2021, we moved to dismiss this third amended complaint. Plaintiff filed its opposition to our motion on April 20, 2021 and we filed our reply on June 4, 2021. There is no timetable as to when the Court will rule on these motions.
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
On December 19, 2019, a second purported shareholder derivative complaint was filed in the United States District Court for the District of Delaware by Jeweltex Pension Plan, captioned Jeweltex Pension Plan v. James N. Wilson, et al., Civil Action No. 1:19-cv-02308. The complaint named our board of directors, Chief Executive Officer and Chief Financial Officer as defendants, and the Company as nominal defendant. The complaint alleges causes of action for breach of fiduciary duty, violation of section 14(a) of the Exchange Act, waste of corporate assets, contribution and indemnification, aiding and abetting, and gross mismanagement. The complaint seeks damages in an amount to be proved at trial. On April 6, 2020, this action was stayed pending a resolution of our motions to dismiss the Melucci litigation. On December 20, 2020, the case was further stayed pending a resolution of the Company’s forthcoming motion to dismiss the third amended complaint in the Melucci litigation.
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
•The COVID-19 pandemic has adversely affected and is continuing to adversely affect our business. Other public health emergencies, natural disasters, terrorism or other catastrophes could disrupt our activities and render our own or our vendors’ facilities and equipment inoperable or inaccessible and require us to curtail or cease operations.
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
•the introduction of competing treatments, including generic versions of Korlym; and
•lack of availability of government or private insurance, which may be exacerbated if significant increases in unemployment cause patients to lose employer-provided private health insurance and either shift to Medicaid, which reimburses Korlym at a significantly lower price, or become uninsured, which would decrease our revenue and increase the burden on our financial assistance and free drug programs and on the independent charities we support.
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
COVID-19, a serious and sometimes fatal illness, has spread to every country in the world and throughout the United States. Many countries, including most states of the United States, reacted by instituting quarantines, “lockdowns” and other public health restrictions on leisure activities, work and travel. In California, where our headquarters are located, and in the states where our clinical specialists and medical science liaisons live and work, residents have been subject to significant public health restrictions. Although many jurisdictions consider pharmaceutical companies as “essential businesses” with wide freedom to operate, we have been managing our business with limited in-person activities, supplemented primarily by video conference, teleconference and email. Although some pandemic-related restrictions have recently been removed in certain geographies, including California, our business remains subject to pandemic-related controls, which may become more restrictive at any time. We rely on third-party manufacturers, distributors (including the specialty pharmacy that dispenses Korlym), information technology and software service providers, law and accounting firms, clinical research organizations and consultants who are subject to, or may become subject to, pandemic-related controls. If these third parties cannot perform the services we require in a timely way and we cannot successfully implement replacements or workarounds, our business, results of operations and financial condition could be harmed.

COVID-19 has made it difficult to grow our commercial business. Many physicians have sought to reduce the risk of COVID-19 infection by reducing the frequency of patient office visits and barring office visits by third parties, including our clinical specialists and medical science liaisons. In addition, many patients have been reluctant to leave the safety of their homes and have postponed visits to their physicians or testing at clinical laboratories or imaging centers. These changes have made it hard for many physicians to identify patients who may benefit from Korlym, begin their treatment, titrate to an optimum dose and maintain their patients’ regimens, which has reduced our revenue. Despite the increased availability of vaccines, due to the evolving nature of the COVID-19 pandemic, we are not able to accurately predict the duration or extent of these impacts on our business. If physicians do not prescribe Korlym to new patients or have difficulty increasing a patient’s Korlym dose to its optimal level, or if patients already receiving Korlym discontinue treatment, our revenue will be unlikely to grow and may decline further.
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
We have sued Teva and Hikma in Federal District Court with respect to their proposed generic versions of Korlym. In November 2020, the PTAB ruled against Teva in a challenge Teva had brought to one of our patents. Teva has appealed its loss to the Federal Circuit Court of Appeals. We had also sued Sun with respect to its proposed generic version of Korlym, although we settled that lawsuit in June 2021. The terms of the settlement are subject to customary review by the Federal Trade Commission and Department of Justice. Legal action to enforce or defend intellectual property rights is complex, costly and involves significant commitments of management time. There can be no assurance of a successful outcome. Please see “Part I, Item 3, Legal Proceedings.” Because Teva has received FDA approval, Teva may choose to begin marketing its generic product at any time, notwithstanding our ongoing litigation. We would seek a court order stopping such a course of action, but even if we were to prevail (Teva were to withdraw its product and pays us damages), the temporary availability of a generic version of Korlym might materially harm our results of operations and financial condition.
It is likely that other companies will seek FDA approval to market a generic version of Korlym. While we will vigorously protect our intellectual property, there can be no assurance our efforts will be successful.
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
Crinetics Pharmaceuticals, Inc, is conducting a Phase 1 trial of CRN04894, an oral adrenocorticotrophic hormone antagonist, for the treatment of Cushing’s disease.

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
Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how healthcare reform measures enacted by Congress or implemented by the Biden administration or other efforts, if any, to challenge, replace or repeal the ACA may affect the law or our business. Any new limitations on, changes to, or uncertainty with respect to the ability of individuals to enroll in governmental reimbursement programs or other third-party payer insurance plans could reduce Korlym sales, which in turn could affect our ability to successfully develop and commercialize new products.
Other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of 2 percent per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional Congressional action is taken. In addition, the American Taxpayer Relief Act of 2012, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In March 2021, the American Rescue Plan Act of 2021 was also signed into law, which, among other things, eliminated the statutory cap on drug manufacturers’ Medicaid Drug Rebate Program rebate liability, effective January 1, 2024. Under current law enacted as part of the ACA, drug manufacturers’ Medicaid Drug Rebate Program rebate liability is capped at 100% of the average manufacturer price for a covered outpatient drug. Moreover, the federal government and the individual states in the United States have become increasingly active in developing proposals, passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, formulary flexibility, marketing cost disclosure and transparency measures.
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
The facilities used by our vendors to manufacture and package the API and drug product for Korlym and our product candidates must be approved by the FDA and, in some cases, the EMA or the Medicines and Healthcare products Regulatory Agency (“MHRA”). We do not control the activities of these vendors, including whether they maintain adequate quality control and hire qualified personnel. We are dependent on them for compliance with the regulatory requirements known as current good manufacturing practices (“cGMPs”). If our vendors cannot manufacture material that conforms to our specifications and the strict requirements of the FDA or others, they will not be able to maintain regulatory authorizations for their facilities and we could be prohibited from using the API or drug product they have provided. If the FDA, EMA, MHRA or other regulatory authorities withdraw regulatory authorizations of these facilities, we may need to find alternative vendors or facilities, which would be time-consuming, complex and expensive and could significantly hamper our ability to develop, obtain regulatory approval for and market our products. Sanctions could be imposed on us, including fines, injunctions, civil penalties, refusal of regulators to approve our product candidates, delays, suspensions or withdrawals of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business.
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
Some of the sites where we are conducting clinical trials have stopped enrolling new patients or reduced the frequency with which enrolled patients see their physicians. Some clinical sites have temporarily stopped initiating new trials. Many patients are reluctant to participate in procedures required by our clinical trial protocols because they fear infection. In general, COVID-19 has slowed the pace of our clinical trials, including our studies in Cushing’s syndrome and AIWG. Studies of diseases perceived to be acutely life-threatening, such as advanced solid tumors, have not experienced delay or disruption.
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
We cannot assure investors that a liquid trading market for our common stock will exist at any particular time. As a result, holders of our common stock may not be able to sell shares quickly or at the current market price. During the 52-week period ended July 22, 2021, our average daily trading volume was approximately 1,238,944 shares and the intra-day sales prices per share of our common stock on The Nasdaq Stock Market ranged from $12.20 to $31.18. As of July 22, 2021, our officers, directors and principal stockholders beneficially owned approximately 17 percent of our common stock.
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
In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Confidentiality of Medical Information Act imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. Further, on June 28, 2018, California enacted the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act, or CPRA, recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. Similar laws have also been proposed at the federal level and in other states.
The GDPR went into effect in 2018 and imposes stringent requirements for controllers and processors of personal data of individuals within the EEA, particularly with respect to clinical trials. The GDPR provides that EEA member states may make their own further laws and regulations limiting the processing of health data, which could limit our ability to use and share personal data or could cause our costs to increase and harm our business and financial condition. In addition, the GDPR increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. Recent legal developments have also created complexity and compliance uncertainty regarding certain transfers of information from the EEA to the United States. For example, on June 16, 2020, the Court of Justice of the European Union, or the CJEU, limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield Framework for purposes of international transfers and imposing further restrictions on use of the standard contractual clauses, or SCCs. These restrictions include a requirement for companies to carry out a transfer impact assessment which, among other things, assesses the laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. The GDPR imposes substantial fines for breaches of data protection requirements, which can be up to four percent of global revenue for the preceding financial year or €20 million, whichever is greater, and it also confers a private right of action on data subjects for breaches of data protection requirements. Compliance with European data protection laws is a rigorous and time intensive process that may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our European activities. From January 1, 2021, we have to comply with the GDPR and separately United Kingdom GDPR, which, together with the amended United Kingdom Data Protection Act 2018, retains the GDPR in United Kingdom national law, each regime having the ability to fine up to the greater of €20 million/ £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term. On June 28, 2021, the European Commission adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in June 2025 unless the European Commission renews or extends that decision and remains under review by the Commission during this period.
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
Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would be appropriate. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
As of July 22, 2021, our officers and directors beneficially owned approximately 17 percent of our common stock. Acting together, these stockholders could significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling stockholders.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
The following table contains information relating to the repurchases of our common stock as part our publicly announced Stock Repurchase Program in the three months ended June 30, 2021 (in thousands, except per share data):

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Dollar Amount of Shares That May Yet be Purchased Under the Program(1)

April 1, 2021 to April 30, 2021	—	$—	$156,790
May 1, 2021 to May 31, 2021	650	21.27	142,965
June 1, 2021 to June 30, 2021	715	21.48	127,620
Total	1,365	$21.38	$127,620
(1) On November 3, 2020, our Board of Directors authorized the repurchase of up to $200 million of our common stock pursuant to our Stock Repurchase Program. Unless terminated or suspended prior, the Stock Repurchase Program will remain in effect until September 30, 2021.
The following table contains information relating to the purchase of shares of our common stock as part of the cashless net exercises of stock options in the three months ended June 30, 2021 (in thousands, except per share data):

Fiscal Period	Total Number of Shares Purchased(2)	Average Price Per Share	Dollar Amount of Shares(3)

April 1, 2021 to April 30, 2021	91	$22.95	$2,077
May 1, 2021 to May 31, 2021	34	20.70	703
June 1, 2021 to June 30, 2021	21	21.70	458
Total	146	$22.24	$3,238
(2) In April 2021, we issued 156,516 shares of common stock as part of a net-share settlement of a cashless option exercise, of which 90,517 shares were surrendered to us in satisfaction of related exercise cost and tax obligations. In May 2021, we issued 70,641 shares of common stock as part of a net-share settlement of a cashless option exercise, of which 33,946 shares were surrendered to us. In June 2021, we issued 27,361 shares of common stock as part of a net-share settlement of a cashless option exercise, of which 21,127 shares were surrendered to us.
(3) We paid $1.6 million to satisfy the tax withholding obligations associated with the net-share settlement of these cashless option exercises.
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
101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2021 and 2020, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2021 and 2020, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Equity and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date:	July 29, 2021	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D.
Chief Executive Officer

Date:	July 29, 2021	/s/Atabak Mokari
Atabak Mokari
Chief Financial Officer

Date:	July 29, 2021	/s/Joseph D. Lyon
Joseph D. Lyon
Chief Accounting Officer