Form 10-Q
period 2021-09-30
CORCEPT THERAPEUTICS INC
filed 2021-11-03
CIK 1088856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On October 27, 2021, there were 115,451,895 shares of common stock outstanding at a par value of $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2021	December 31, 2020
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$94,688	$76,190
Short-term marketable securities	266,643	364,506
Trade receivables, net of allowances	26,508	26,198
Inventory	4,994	4,910
Prepaid expenses and other current assets	9,067	6,697
Total current assets	401,900	478,501
Strategic inventory	13,659	16,247
Operating lease right-of-use asset	1,022	2,509
Property and equipment, net of accumulated depreciation	1,226	1,675
Long-term marketable securities	133,845	36,196
Other assets	4,106	5,000
Deferred tax assets, net	29,641	31,603
Total assets	$585,399	$571,731
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,558	$10,554
Accrued clinical expenses	12,844	13,704
Accrued and other liabilities	24,309	21,186
Short-term operating lease liability	1,046	2,050
Total current liabilities	44,757	47,494
Long-term operating lease liability	—	501
Long-term accrued income taxes	413	398
Total liabilities	45,170	48,393
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock	—	—
Common stock	126	122
Additional paid-in capital	571,377	516,140
Treasury stock	(194,304)	(75,795)
Accumulated other comprehensive income	115	415
Retained earnings	162,915	82,456
Total stockholders’ equity	540,229	523,338
Total liabilities and stockholders’ equity	$585,399	$571,731
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product revenue, net	$96,131	$86,327	$267,156	$268,139
Operating expenses:
Cost of sales	1,275	1,216	3,927	4,328
Research and development	28,091	33,869	85,345	86,489
Selling, general and administrative	30,533	26,523	90,071	79,630
Total operating expenses	59,899	61,608	179,343	170,447
Income from operations	36,232	24,719	87,813	97,692
Interest and other income	72	622	457	3,103
Income before income taxes	36,304	25,341	88,270	100,795
Income tax expense	(5,833)	(3,716)	(7,811)	(20,778)
Net income	30,471	21,625	80,459	80,017
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale investments, net of tax effect of $8, $109, $85 and $(81), respectively	(23)	(347)	(265)	259
Foreign currency translation gain (loss), net of tax	(77)	84	(35)	57
Total comprehensive income	$30,371	$21,362	$80,159	$80,333

Basic net income per share	$0.26	$0.19	$0.69	$0.70

Diluted net income per share	$0.24	$0.17	$0.63	$0.65

Weighted-average shares outstanding used in computing net income per share
Basic	115,791	115,734	116,297	115,107
Diluted	125,136	124,464	127,173	123,337
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$80,459	$80,017
Adjustments to reconcile net income to net cash provided by operations:
Stock-based compensation	32,121	25,109
Deferred income taxes	2,047	11,778
Amortization of interest income	3,805	404
Depreciation and amortization of property and equipment	783	447
Non-cash amortization of right-of-use asset	1,487	1,228
Others	—	148
Changes in operating assets and liabilities:
Trade receivables	(310)	(2,029)
Inventory	2,655	694
Prepaid expenses and other current assets	(2,288)	(1,882)
Other assets	894	(1,562)
Accounts payable	(3,961)	(988)
Accrued clinical expenses	(860)	9,055
Accrued and other liabilities	3,138	(4,315)
Operating lease liability	(1,505)	(1,205)
Net cash provided by operating activities	118,465	116,899
Cash flows from investing activities:
Purchases of property and equipment	(404)	(807)
Proceeds from maturities of marketable securities	308,864	193,418
Purchases of marketable securities	(312,805)	(323,094)
Net cash used in investing activities	(4,345)	(130,483)
Cash flows from financing activities:
Proceeds from exercise of stock options, net of issuance costs	13,182	13,240
Repurchase of common stock	(88,485)	(275)
Cash paid to satisfy statutory withholding requirement for net settlement of cashless option exercises	(20,319)	(90)
Net cash (used in) provided by financing activities	(95,622)	12,875
Net increase (decrease) in cash and cash equivalents	18,498	(709)
Cash and cash equivalents, at beginning of period	76,190	31,269
Cash and cash equivalents, at end of period	$94,688	$30,560

Supplemental disclosure:
Cost of shares repurchased for net settlement of cashless option exercises	$9,705	$900
Recognition of right-of-use asset and lease liability	$—	$775
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	114,549	$120	$457,060	$(62,704)	$261	$(23,555)	$371,182
Issuance of common stock upon exercise of options	67	—	480	—	—	—	480
Purchases of treasury stock	(20)	—	—	(275)	—	—	(275)
Stock-based compensation	—	—	7,988	—	—	—	7,988
Other comprehensive income, net of tax	—	—	—	—	49	—	49
Net income	—	—	—	—	—	30,065	30,065
Balance at March 31, 2020	114,596	120	465,528	(62,979)	310	6,510	409,489
Issuance of common stock upon exercise of options	1,011	1	7,638	—	—	—	7,639
Shares purchased to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(54)	—	—	(835)	—	—	(835)
Stock-based compensation	—	—	8,548	—	—	—	8,548
Other comprehensive income, net of tax	—	—	—	—	530	—	530
Net income	—	—	—	—	—	28,327	28,327
Balance at June 30, 2020	115,553	121	481,714	(63,814)	840	34,837	453,698
Issuance of common stock upon exercise of options	626	—	6,020	—	—	—	6,020
Shares purchased to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(11)	—	—	(155)	—	—	(155)
Stock-based compensation	—	—	8,755	—	—	—	8,755
Other comprehensive income, net of tax	—	—	—	—	(263)	—	(263)
Net income	—	—	—	—	—	21,625	21,625
Balance at September 30, 2020	116,168	$121	$496,489	$(63,969)	$577	$56,462	$489,680

Balance at December 31, 2020	116,735	$122	$516,140	$(75,795)	$415	$82,456	$523,338
Issuance of common stock upon exercise of options	1,832	2	10,081	—	—	—	10,083
Purchases of treasury stock	(1,282)	—	—	(33,540)	—	—	(33,540)
Shares purchased to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(808)	—	—	(22,520)	—	—	(22,520)
Stock-based compensation	—	—	10,142	—	—	—	10,142
Other comprehensive loss, net of tax	—	—	—	—	(166)	—	(166)
Net income	—	—	—	—	—	23,465	23,465
Balance at March 31, 2021	116,477	124	536,363	(131,855)	249	105,921	510,802
Issuance of common stock upon exercise of options	855	1	6,660	—	—	—	6,661
Purchases of treasury stock	(1,365)	—	—	(29,170)	—	—	(29,170)
Shares purchased to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(146)	—	—	(3,238)	—	—	(3,238)
Stock-based compensation	—	—	11,131	—	—	—	11,131
Other comprehensive loss, net of tax	—	—	—	—	(34)	—	(34)
Net income	—	—	—	—	—	26,523	26,523
Balance at June 30, 2021	115,821	125	554,154	(164,263)	215	132,444	522,675
Issuance of common stock upon exercise of options	904	1	6,224	—	—	—	6,225
Purchases of treasury stock	(1,220)	—	—	(25,775)	—	—	(25,775)
Shares purchased to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(202)	—	—	(4,266)	—	—	(4,266)

Stock-based compensation	—	—	10,999	—	—	—	10,999
Other comprehensive loss, net of tax	—	—	—	—	(100)	—	(100)
Net income	—	—	—	—	—	30,471	30,471
Balance at September 30, 2021	115,303	$126	$571,377	$(194,304)	$115	$162,915	$540,229
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
Basis of Presentation
We have prepared the following in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X: (i) condensed consolidated balance sheet as of September 30, 2021, (ii) condensed consolidated statements of comprehensive income and stockholders’ equity for the three- and nine-month periods ended September 30, 2021 and 2020 and (iii) condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2021 and 2020. These do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (which in the applicable periods consist only of normal, recurring adjustments) have been included. Operating results for the three- and nine-month periods ended September 30, 2021 are not necessarily indicative of the results for the remainder of 2021 or any other period. These financial statements and notes should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K. The December 31, 2020 consolidated balance sheet was derived from audited financial statements at that date.
There have been no material changes in the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2020.
Recently Adopted Accounting Pronouncement
In December 2019, the FASB issued ASU No. 2019-12 (ASC Topic 740), “Simplifying the Accounting for Income Taxes.” This standard simplifies and clarifies existing guidance, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. We adopted this standard on January 1, 2021. The adoption had no impact on our condensed consolidated financial statements.

2. Composition of Certain Balance Sheet Items
Inventory

	September 30, 2021	December 31, 2020

	(in thousands)
Raw materials	$—	$1,685
Work in progress	13,727	12,916
Finished goods	4,926	6,556
Total inventory	18,653	21,157
Less strategic inventory classified as non-current	(13,659)	(16,247)
Total inventory classified as current	$4,994	$4,910
Because we rely on a single manufacturer to produce Korlym’s active pharmaceutical ingredient (“API”), we have purchased and hold significant quantities of API, including in our work in progress inventory. We classify inventory we do not expect to sell within 12 months of the balance sheet date as “Strategic Inventory,” a long-term asset.
Property and Equipment

	September 30, 2021	December 31, 2020

	(in thousands)
Furniture and equipment	$1,093	$810
Software	1,508	1,485
Leasehold improvements	1,261	1,233
Total property and equipment	3,862	3,528
Less accumulated depreciation	(2,636)	(1,853)
Property and equipment, net of accumulated depreciation	$1,226	$1,675
Accrued and other liabilities

	September 30, 2021	December 31, 2020

	(in thousands)
Government rebates	$11,146	$9,412
Accrued compensation	10,474	10,144
Accrued selling and marketing costs	871	665
Legal fees	756	612
Professional fees	544	151
Other	518	202
Total accrued and other liabilities	$24,309	$21,186
Other assets
    As of September 30, 2021 and December 31, 2020, other assets included $3.9 million and $4.8 million of deposits for clinical trials, respectively.

3. Available-for-Sale Securities and Fair Value Measurements
The available-for-sale securities in our Condensed Consolidated Balance Sheets are as follows:

	September 30, 2021	December 31, 2020

	(in thousands)
Cash equivalents	$73,180	$50,524
Short-term marketable securities	266,643	364,506
Long-term marketable securities	133,845	36,196
Total marketable securities	$473,668	$451,226
The following table presents our available-for-sale securities grouped by asset type:

	Fair Value Hierarchy Level	September 30, 2021				December 31, 2020
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

		(in thousands)
Corporate bonds	Level 2	$135,204	$15	$(37)	$135,182	$96,999	$74	$(9)	$97,064
Commercial paper	Level 2	127,395	—	—	127,395	139,791	—	—	139,791
Asset-backed securities	Level 2	63,220	6	(49)	63,177	39,243	15	(1)	39,257
U.S. treasury securities	Level 1	74,726	9	(1)	74,734	124,461	131	(2)	124,590
Money market funds	Level 1	73,180	—	—	73,180	50,524	—	—	50,524
Total marketable securities		$473,725	$30	$(87)	$473,668	$451,018	$220	$(12)	$451,226
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
Unrealized losses on our available-for-sale debt securities as of September 30, 2021 were not material. Accordingly, we have not recorded an allowance for credit losses associated with these investments.
We do not intend to sell investments that currently have unrealized losses and it is highly unlikely that we will sell any investment before recovery of its amortized cost basis, which may be at maturity.
We classified accrued interest on our marketable securities of $1.4 million and $1.3 million as of September 30, 2021 and December 31, 2020, respectively, as prepaid and other current assets on our condensed consolidated balance sheets.
As of September 30, 2021, all our marketable securities had original maturities of less than two years. The weighted-average maturity of our holdings was eight months. As of September 30, 2021, our long-term marketable securities had remaining maturities ranging from 13 to 22 months. None of our marketable securities changed from one fair value hierarchy to another during the three and nine months ended September 30, 2021.
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
During the three and nine months ended September 30, 2021, we issued 0.9 million and 3.6 million shares of our common stock, respectively, upon the exercise of stock options. Certain option holders exercised their options on a “net exercise” basis, pursuant to which they surrendered to us, and we purchased from them at the current market price, enough shares to cover the exercise price and tax withholding requirements arising from the exercise. During the three and nine months ended September 30, 2021, we purchased 0.2 million and 1.2 million shares, respectively, in connection with such option net exercises. In connection with the shares purchased, during the three and nine months ended September 30, 2021, we paid $2.3 million and $20.3 million, respectively, to satisfy the tax withholding obligations associated with the net-share settlement of these cashless option exercises. We recorded these shares as treasury stock on our condensed consolidated balance sheets, at cost.
During the three and nine months ended September 30, 2020, we issued 0.6 million and 1.7 million shares of our common stock upon the exercise of stock options, respectively.
Stock Repurchase Program
In November 2020, we announced that our Board of Directors approved a program to repurchase up to $200 million of our common stock (the “Stock Repurchase Program”). The terms of this program did not require us to acquire any shares and allowed for repurchases by a variety of methods, including open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions or any combination of such methods.
The Stock Repurchase Program expired by its terms on September 30, 2021.
During the three and nine months ended September 30, 2021, we repurchased 1.2 million and 3.9 million shares of common stock under the Stock Repurchase Program in open market transactions at an average price of $21.13 and $22.88 per share, for an aggregate purchase price of $25.8 million and $88.5 million, respectively. Over the term of the Stock Repurchase Program, we repurchased 4.3 million shares at an average price of $22.69 per share and a total cost of $98.2 million.
We recorded repurchased shares as treasury stock on our condensed consolidated balance sheets, at cost. As of September 30, 2021 and December 31, 2020 we had 10.9 million and 5.3 million treasury shares outstanding, respectively.
Stock-based compensation
The following table summarizes our stock-based compensation by account:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Stock-based compensation capitalized in inventory	$47	$53	$151	$182
Cost of sales	12	13	38	51
Research and development	3,434	2,958	10,764	8,357
Selling, general and administrative	7,506	5,731	21,319	16,701
Total stock-based compensation	$10,999	$8,755	$32,272	$25,291

6. Net Income Per Share
We compute basic and diluted net income per share by dividing our net income by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares. We used the treasury stock method to determine the number of dilutive shares of common stock resulting from the potential exercise of stock options.
The following table shows the computation of net income per share for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Numerator:
Net income	$30,471	$21,625	$80,459	$80,017
Denominator:
Weighted-average shares used to compute basic net income per share	115,791	115,734	116,297	115,107
Dilutive effect of employee stock options	9,345	8,730	10,876	8,230
Weighted-average shares used to compute diluted net income per share	125,136	124,464	127,173	123,337
Net income per share
Basic	$0.26	$0.19	$0.69	$0.70
Diluted	$0.24	$0.17	$0.63	$0.65
As of September 30, 2021 and 2020, we had 25.5 million and 26.0 million stock options outstanding, respectively.
Because including them would have reduced dilution, we excluded from the computation of diluted net income per share 5.3 million and 4.1 million stock options outstanding, on a weighted-average basis, during the three and nine months ended September 30, 2021, respectively, and 10.5 million and 12.7 million stock options outstanding during the three and nine months ended September 30, 2020, respectively.
7. Income Taxes
We recorded income tax expense of $5.8 million and $7.8 million for the three and nine months ended September 30, 2021, respectively. In the three and nine months ended September 30, 2020, respectively, our income tax expense was $3.7 million and $20.8 million. The increase in income tax expense during the three months ended September 30, 2021 was primarily due to increased net income compared to the corresponding period in 2020. The decrease in income tax expense during the nine months ended September 30, 2021 compared to the corresponding period in 2020 was primarily due to increased excess tax benefits for stock option exercises.
Our effective tax rate differs from the federal statutory rate due to state income taxes and the non-deductible portion of our stock-based compensation, which increased our tax expense, offset by tax benefits for research and development tax credits and the excess tax deduction arising from the exercise of employee stock options, which reduced our taxable income.
During the three and nine months ended September 30, 2021, unrecognized tax benefits increased by $0.6 million and $1.4 million, respectively. As of September 30, 2021, the Company had unrecognized tax benefits of $7.2 million that, if recognized, would affect the Company’s effective tax rate and approximately $1.8 million of unrecognized tax benefits that would not impact the effective tax rate as they would be offset by a corresponding change in valuation allowance.
Each quarter, we assess the likelihood that we will generate sufficient taxable income to make use of our federal and state deferred tax assets. If we believe that recovery of these deferred tax assets is not more likely than not, we establish a valuation allowance offsetting such assets on our balance sheet. Significant judgment is required in assessing the need for a valuation allowance. We consider all available evidence, including our recent operating results and our forecasts of future taxable income. Other than valuation allowances against our California net deferred tax assets, we have determined that it is more likely than not we will realize the benefit related to all other deferred tax assets. To the extent we increase a valuation allowance, we include an expense in the Condensed Consolidated Statement of Comprehensive Income in the period in which we make that determination.

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
Overview
We are a commercial-stage company engaged in the discovery and development of drugs that treat severe metabolic, oncologic and psychiatric disorders by modulating the effects of the hormone cortisol. Since 2012, we have marketed Korlym (mifepristone) for the treatment of patients suffering from Cushing’s syndrome. Our portfolio of proprietary selective cortisol modulators consists of four structurally distinct series totaling more than 1,000 compounds.
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
Relacorilant. We are conducting two Phase 3 trials (named GRACE and GRADIENT) of our proprietary, selective cortisol modulator, relacorilant, as a treatment for patients with Cushing’s syndrome. Relacorilant was well-tolerated in its Phase 1 and Phase 2 trials. Patients in the Phase 2 trial exhibited meaningful improvements in glucose control, hypertension, weight loss, liver function, coagulopathy, cognition, mood, insulin resistance and quality of life measures. Relacorilant shares Korlym’s affinity for the glucocorticoid receptor (“GR”), but, unlike Korlym, has no affinity for the progesterone receptor (“PR”), and so is not the “abortion pill” and does not cause the effects associated with PR affinity, including endometrial thickening and vaginal bleeding. Relacorilant also does not appear to cause hypokalemia (low potassium), a potentially serious adverse event that is a leading cause of patients stopping treatment with Korlym. Forty-four percent of patients in Korlym’s pivotal trial experienced hypokalemia.
GRACE has a planned enrollment of 130 patients with any etiology of endogenous Cushing’s syndrome at sites in the United States, Canada, Europe and Israel. Each patient in GRACE receives relacorilant for 22 weeks. Patients who exhibit pre-specified improvements in hypertension or glucose metabolism enter a 12-week, double-blind, “randomized withdrawal” phase, in which half of the patients continue receiving relacorilant and half receive placebo. The trial’s primary endpoint is the rate and degree of relapse in patients receiving placebo measured against the rate and degree of relapse in those continuing relacorilant. If successful, we expect GRACE to provide the basis for a new drug application for relacorilant as a treatment for patients with any etiology of endogenous Cushing’s syndrome.
Our second Phase 3 trial of relacorilant, GRADIENT, is studying patients whose Cushing’s syndrome is caused by a benign adrenal tumor. These patients often exhibit less severe symptoms or have a more gradual course of disease than patients with other etiologies of Cushing’s syndrome, although their health outcomes are ultimately poor. Half of the patients in

GRADIENT will receive relacorilant for 26 weeks and half will receive placebo. The trial’s primary endpoints are improvement in glucose metabolism and hypertension. The planned enrollment for this study is 130 patients. Many of the clinical sites in GRACE are participating in GRADIENT.
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
Oncology
Many types of solid tumors express GR and are potential targets for cortisol modulation therapy, among them ovarian, pancreatic, adrenocortical and castration-resistant prostate cancer. There is substantial in vitro, in vivo and clinical evidence that cortisol’s activity allows certain types of solid tumors to resist treatment. In some cancers, cortisol activity promotes tumor growth. In other cancers, cortisol retards cellular apoptosis – the tumor-killing effect many treatments are meant to stimulate. Cortisol also suppresses the body’s immune response; activating, not suppressing, the immune system is beneficial in fighting certain cancers. Modulating cortisol’s activity may help existing anti-cancer treatments achieve their intended effect.
Relacorilant in Patients with Solid Tumors. In May 2021, we announced preliminary results from our 178-patient, controlled, multi-center, Phase 2 trial of relacorilant combined with nab-paclitaxel in patients with platinum resistant ovarian cancer. Study participants were randomized to one of three treatment arms: 60 women received 150 mg of relacorilant intermittently (the day before, the day of and the day after their weekly nab-paclitaxel infusion) and 58 women received a daily relacorilant dose of 100 mg per day, with titration to 150 mg per day permitted at the investigator’s discretion, in addition nab-paclitaxel. Sixty women received nab-paclitaxel alone. The trial’s primary endpoint was progression-free survival (“PFS”).
Patients in both of the relacorilant plus nab-paclitaxel treatment arms experienced longer PFS than did the patients who received nab-paclitaxel alone. Patients who received a higher dose of relacorilant intermittently exhibited a statistically significant improvement in median PFS (5.6 months versus 3.8 months, hazard ratio: 0.66; p-value: <0.05). Patients who received a lower dose of relacorilant daily exhibited a median PFS that was 1.5 months longer than did the patients who received nab-paclitaxel alone (5.3 months versus 3.8 months, hazard ratio: 0.83; p-value: not significant). Patients who received relacorilant intermittently also had a longer median duration of response (5.6 months versus 3.7 months, hazard ratio: 0.36; p-value: 0.006) compared to those who received nab-paclitaxel alone. While the overall survival (“OS”) data was only 63% mature at the time of the database cut-off (March 2021), the women who received relacorilant intermittently exhibited a median OS of 12.9 months versus 10.4 months for those who received nab-paclitaxel alone (hazard ratio: 0.63; p-value: 0.12). We expect updated overall survival data from the Phase 2 trial in the first quarter of 2022. Safety and tolerability of relacorilant plus nab-paclitaxel was comparable to nab-paclitaxel monotherapy. Based on these positive results, we plan to initiate a pivotal Phase 3 trial in the first quarter of 2022.
We are also conducting an open-label, Phase 1b trial of relacorilant plus the PD-1 checkpoint inhibitor pembrolizumab in 20 patients with metastatic or unresectable adrenal cancer with cortisol excess. The trial is examining whether adding relacorilant to pembrolizumab therapy reduces cortisol-activated immune suppression sufficiently to help pembrolizumab achieve its intended tumor-killing effect, while relacorilant treats the Cushing’s syndrome caused by excess cortisol activity.
Exicorilant and Relacorilant in Patients with Castration-Resistant Prostate Cancer (“CRPC”). Androgen deprivation is the standard treatment for metastatic prostate cancer because androgens stimulate prostate tumor growth. Tumors often escape androgen deprivation therapy when cortisol’s activity at GR supplants androgen’s in stimulating tumor growth. Combining a cortisol modulator with an androgen modulator may block this escape route. We are conducting a dose-finding trial of our proprietary, selective cortisol modulator exicorilant in combination with enzalutamide in patients with metastatic CRPC. Investigators at the University of Chicago are conducting a dose-finding trial of relacorilant combined with enzalutamide in the same patient population.
Metabolic Diseases
Antipsychotic-Induced Weight Gain (“AIWG”). In the United States, six million people take antipsychotic medications such as olanzapine and risperidone to treat illnesses such as schizophrenia, bipolar disorder and depression. While these drugs are very effective, they often cause rapid and sustained weight gain, other metabolic disturbances and, ultimately, cardiovascular disease. Patients taking these medications experience a 10 to 25-year reduction in life expectancy, due in large part to increased cardiovascular events, such as heart attacks and strokes. We are studying our selective cortisol modulator miricorilant as a potential treatment for AIWG.

In 2020, we completed a double-blind, placebo-controlled Phase 1b trial, in which 96 healthy subjects received daily doses of the antipsychotic medication olanzapine (10 mg) and either miricorilant (600 mg or 900 mg) or placebo for 14 days. Study participants who received miricorilant gained less weight than subjects receiving placebo. In addition, markers of liver damage that rise temporarily at the start of olanzapine therapy increased less sharply in subjects receiving miricorilant. The results of this study were published in the Journal of Clinical Psychopharmacology (Hunt et al., 2021) and are consistent with the findings of similar studies we conducted in healthy volunteers using mifepristone (published in Advances in Therapy and Obesity in 2009 and 2010).
Based on these positive results in healthy subjects and compelling pre-clinical data, we are conducting two double-blind, placebo-controlled, Phase 2 trials of miricorilant – GRATITUDE and GRATITUDE II.
GRATITUDE is evaluating whether a daily dose of miricorilant (600 mg) can reverse recent AIWG. Study participants receive their established antipsychotic medication plus either miricorilant or placebo for 12 weeks. GRATITUDE has planned enrollment of 100 patients with schizophrenia or bipolar disorder and is being conducted at 30 sites in the United States.
GRATITUDE II is evaluating whether miricorilant can reverse long-standing AIWG. Study participants receive their established antipsychotic medication plus either miricorilant (600 mg or 900 mg daily) or placebo for 26 weeks. GRATITUDE II has planned enrollment of 150 patients with schizophrenia and is being conducted at 35 centers in the United States.
The primary endpoint in both the GRATITUDE and GRATITUDE II trials is the change in body weight from baseline, relative to placebo.
Liver Disease. We are also studying miricorilant as a potential treatment for nonalcoholic steatohepatitis (“NASH”). In April 2021, we suspended our Phase 2a trial after observing elevated liver enzymes in four of the five patients who received miricorilant, which resolved after miricorilant was withdrawn. The patients with elevated liver enzymes exhibited large, rapid reductions in liver fat. We have initiated a Phase 1b dose-finding trial in patients with presumed NASH to see if an alternative dosing regimen can capture this benefit without causing liver irritation.
Continued Discovery and Development
Our selective cortisol modulator CORT113176, which has shown promise in animal models of amyotrophic lateral sclerosis (“ALS”), has completed its Phase 1 trial. We plan to advance it to Phase 2 as a potential treatment for that disease. In addition, we continue to identify selective cortisol modulators and plan to advance the most promising of them towards the clinic.
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
These restrictions, as well as measures voluntarily undertaken by patients, physicians, hospitals and medical clinics, have reduced our revenue and make it difficult to grow our Korlym business. Many physicians have reduced the frequency of patient office visits and have barred visits by third parties, including our clinical specialists and medical science liaisons. Many patients have postponed visits to their physicians or the clinical laboratories or imaging centers that are essential for optimal care. These restrictions have made it more difficult for physicians to identify patients who may benefit from Korlym, begin their treatment, titrate to an optimum dose and maintain their patients’ regimens.
The pandemic’s impact on the pace of our clinical development programs has been variable. Our trials of indications not considered immediately life-threatening, such as Cushing’s syndrome, CRPC and AIWG have experienced slower enrollment. In addition, some clinical sites have stopped enrolling new patients or have reduced the frequency with which physicians see study participants. Some sites have suspended or halted the initiation of new clinical trials. Our trials in patients with immediately life-threatening diseases, such as advanced pancreatic and ovarian cancer, did not encounter delays.
We expect that pandemic-related impediments to our business will continue so long as there are COVID-19 public health restrictions and risk-reducing behavior by physicians and patients in the locations where we do business and conduct our clinical trials.
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
Net product revenue was $96.1 million and $267.2 million for the three and nine months ended September 30, 2021, respectively, compared to $86.3 million and $268.1 million for the comparable periods in 2020. For the three months ended September 30, 2021, higher sales volume accounted for 60.7% of the increase as we shipped Korlym to more patients. An increase in the average price of Korlym, due to a price increase effective March 1, 2021, accounted for the remaining growth. For the nine months ended September 30, 2021, the decrease in net product revenue was due to lower sales volume, partially offset by an increase in the Korlym’s average price. The decrease in tablet shipments was primarily due to the effects of the COVID-19 pandemic on our business in the three months ended March 31, 2021.
Cost of sales – Cost of sales includes the cost of API, tableting, packaging, personnel, overhead, stability testing and distribution.
Cost of sales was $1.3 million and $3.9 million for the three and nine months ended September 30, 2021, respectively, compared to $1.2 million and $4.3 million for the comparable periods in 2020. Cost of sales as a percentage of revenue was 1.3 percent and 1.5 percent for the three and nine months ended September 30, 2021, respectively, compared to 1.4 percent and 1.6 percent for the comparable periods in 2020. The decrease in cost of sales as a percentage of revenue for the nine months ended September 30, 2021 was due to reduced manufacturing costs.
Research and development expenses – Research and development expenses include the cost of (1) recruiting and compensating development personnel, (2) clinical trials, (3) drug product and preclinical studies in support of clinical trials and regulatory submissions, (4) discovery research and (5) the development of drug formulations and manufacturing processes.
Research and development expense was $28.1 million and $85.3 million for the three and nine months ended September 30, 2021, respectively, compared to $33.9 million and $86.5 million for the comparable period in 2020. The decreases were primarily due to a decline in spending on our oncology program due to timing and completion of patient enrollments in our clinical trials. The decreases were partially offset by increased spending on the advancement of our pre-clinical programs and on the compensation of development personnel.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020(1)	2021	2020(1)

	(in thousands)
Development programs:
Oncology	$4,521	$9,375	$12,549	$27,712
Cushing’s syndrome	5,779	6,827	21,893	19,011
Metabolic diseases	5,009	7,823	16,129	15,399
Pre-clinical and early-stage selective cortisol modulators	6,379	5,071	16,736	10,645
Unallocated activities, including manufacturing and regulatory activities	2,969	1,815	7,274	5,365
Stock-based compensation	3,434	2,958	10,764	8,357
Total research and development expense	$28,091	$33,869	$85,345	$86,489

(1) Beginning in the first quarter of 2021, expenses for the three and nine months ended September 30, 2020 previously allocated to oncology and endocrinology were re-allocated between Cushing's syndrome, metabolic diseases and pre-clinical development programs.

It is difficult to predict the timing and cost of development activities, which are subject to many uncertainties and risks, including inconclusive or negative results, slow patient enrollment, adverse side effects, difficulties in the formulation or manufacture of study drugs and lack of drug-candidate efficacy. In addition, clinical development is subject to government oversight and regulations that may change without notice. We expect our research and development expense in 2021 to be approximately the same as our research and development expense in 2020. Research and development spending in future years will depend on the outcome of our pre-clinical and clinical trials and our development plans.
Selling, general and administrative expenses - Selling, general and administrative expenses include (1) compensation of employees, consultants and contractors engaged in commercial and administrative activities, (2) the cost of vendors supporting commercial activities and (3) legal and accounting fees.
Selling, general and administrative expense was $30.5 million and $90.1 million for the three and nine months ended September 30, 2021, respectively, compared to $26.5 million and $79.6 million for the comparable periods in 2020. The increases were due to increased employee compensation and sales and marketing expenses.
We expect our selling, general and administrative expenses in 2021 to be higher than in 2020 due to increased commercial and administrative activities, including litigation and administrative support for increased research and development.
Interest and other income - Interest and other income was $0.1 million and $0.5 million for the three and nine months ended September 30, 2021, respectively, compared to $0.6 million and $3.1 million for the comparable periods in 2020. The decreases in interest and other income were due to market wide reductions in interest rates.
Income tax expense - We recorded income tax expense of $5.8 million and $7.8 million for the three and nine months ended September 30, 2021, respectively, compared to $3.7 million and $20.8 million for the comparable periods in 2020. The increase in income tax expense during the three months ended September 30, 2021 was primarily due to an increase in net income compared to the corresponding period in 2020. The decrease in income tax expense during the nine months ended September 30, 2021 was primarily due to increased excess tax benefits for stock option exercises, compared to the corresponding period in 2020.
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
As of September 30, 2021, we had cash, cash equivalents and marketable securities of $495.2 million, consisting of cash and cash equivalents of $94.7 million and marketable securities of $400.5 million, compared to cash, cash equivalents and marketable securities of $476.9 million, consisting of cash and cash equivalents of $76.2 million and marketable securities of $400.7 million as of December 31, 2020.
The cash in our bank accounts and our marketable securities could be affected if the financial institutions holding them were to fail or severely adverse conditions were to arise in the markets for public or private debt securities. We have never experienced a loss or lack of access to cash.
Net cash provided by operating activities was $118.5 million for the nine months ended September 30, 2021, compared to $116.9 million for the comparable period in 2020. The increase was primarily due to higher net income as a result of lower income tax expense.
Net cash used in investing activities was $4.3 million for the nine months ended September 30, 2021, compared to $130.5 million for the comparable period in 2020. The change in net cash from investing activities was primarily due to our use of cash for financing activities (specifically, the repurchase of our common stock) instead of increasing our investment in marketable securities.
In the nine months ended September 30, 2021, we spent $108.8 million acquiring shares of our common stock ($88.5 million pursuant to our Stock Repurchase Program and $20.3 million in connection with the net exercise of employee and director stock options), offset by $13.2 million received from the exercise of stock options, resulting in net cash used in financing activities of $95.6 million. In the comparable period in 2020, we spent $0.3 million to acquire from our Chief Executive Officer shares of our common stock at the then-current market price to provide him with liquidity to satisfy the tax liability arising from his net exercise in 2019 of stock options, offset by $13.2 million received from the exercise of stock options, resulting in net cash provided by financing activities of $12.9 million.
As of September 30, 2021, we had retained earnings of $162.9 million.

Contractual Obligations and Commitments
Our contractual payment obligations and purchase commitments are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. Our payment obligations and purchase commitments did not change materially during the nine months ended September 30, 2021. See Note 4 to our Unaudited Condensed Consolidated Financial Statements for more information regarding our purchase commitments.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks as of September 30, 2021 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. The market risks associated with our cash, cash equivalents and marketable securities, which consist entirely of debt instruments with original maturities of less than 24 months, did not change materially during the nine months ended September 30, 2021.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. As of September 30, 2021, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure at the reasonable assurance level.
Changes in internal control over financial reporting. During the quarter ended March 31, 2021, we completed the implementation of an enterprise resource planning (“ERP”) system, which we expect will improve the efficiency of certain financial and related transactional processes. We have changed our internal controls so that they continue to operate effectively following the ERP implementation. Our Chief Financial Officer and other members of management have evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2021 and concluded that there was no change during the quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our current lawsuit against Teva asserts the ‘214 patent and the ‘216 patent. The parties have completed briefing cross-motions for summary judgment regarding infringement of the ’214 patent. There is no timetable as to when the Court will rule on these motions and there are currently no further calendared dates for the litigation.
On May 7, 2019, Teva submitted to the PTAB a petition for post-grant review (“PGR”) of the ’214 patent. On November 20, 2019, the PTAB agreed to initiate the PGR, and issued a decision upholding the validity of the ’214 patent against all of Teva’s claims on November 19, 2020. On March 12, 2021, Teva appealed its loss to the Federal Circuit Court of Appeals. Oral argument in this case was heard October 5, 2021. There is no timetable for the Federal Circuit to issue its decision.
We will vigorously enforce our intellectual property rights relating to Korlym but cannot predict the outcome of these matters.
Sun ANDA Litigation and Settlement
On June 10, 2019, we received a Paragraph IV Notice Letter advising that Sun had submitted an ANDA to the FDA seeking authorization to manufacture, use or sell a generic version of Korlym in the United States prior to the expiration of certain of our patents related to Korlym listed in the Orange Book.
On July 22, 2019, we filed a lawsuit in the U.S. District Court for the District of New Jersey against Sun for infringement of our patents. On January 23, 2020, we filed an amended complaint against Sun asserting infringement of two additional patents.
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
Hikma ANDA Litigation
On February 1, 2021, we received a Paragraph IV Notice Letter advising that Hikma Pharmaceuticals USA Inc. (“Hikma”) had submitted an ANDA to the FDA seeking authorization to manufacture, use or sell a generic version of Korlym in the United States.
The Notice Letter contains Paragraph IV certifications against certain of our patents related to Korlym, alleging that these patents will not be infringed by Hikma’s proposed product, are invalid and/or are unenforceable.
On March 12, 2021, we filed a lawsuit in the U.S. District Court for the District of New Jersey against Hikma for infringement of the ’214 patent, the ʼ216 patent, U.S. Patent Nos. 10,842,800, and U.S. Patent Nos. 10,842,801. The 30-month stay of FDA approval of Hikma’s ANDA expires on August 1, 2023. Hikma responded to our complaint on May 17, 2021, denying our claims. On July 13, 2021, the Court entered a schedule for the case setting a fact discovery deadline of July 1, 2022.
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
On August 24, 2021, the Court granted our motion in part, but also denied it in part, which means certain of plaintiff’s claims may proceed to discovery.
We will respond vigorously to plaintiff’s claims but cannot predict the outcome of this matter.
On September 30, 2019, a purported shareholder derivative complaint was filed in the United States District Court for the District of Delaware by Lauren Williams, captioned Lauren Williams v. G. Leonard Baker, et al., Civil Action No. 1:19-cv-01830. The complaint named our board of directors, Chief Executive Officer and Chief Financial Officer as defendants, and the Company as nominal defendant. The complaint alleges breach of fiduciary duty, violation of Section 14(a) of the Exchange Act, insider selling, misappropriation of insider information and waste of corporate assets and seeks damages in an amount to be proved at trial. On October 23, 2019, this action was stayed pending a resolution of our motions to dismiss the Melucci litigation. On December 20, 2020, the case was further stayed pending a resolution of the Company’s motion to dismiss the third amended complaint in the Melucci litigation. The case remains stayed.
We will respond to this complaint vigorously but cannot predict the outcome of this matter.
On December 19, 2019, a second purported shareholder derivative complaint was filed in the United States District Court for the District of Delaware by Jeweltex Pension Plan, captioned Jeweltex Pension Plan v. James N. Wilson, et al., Civil Action No. 1:19-cv-02308. The complaint named our board of directors, Chief Executive Officer and Chief Financial Officer as defendants, and the Company as nominal defendant. The complaint alleges causes of action for breach of fiduciary duty, violation of section 14(a) of the Exchange Act, waste of corporate assets, contribution and indemnification, aiding and abetting, and gross mismanagement. The complaint seeks damages in an amount to be proved at trial. On April 6, 2020, this action was stayed pending a resolution of our motions to dismiss the Melucci litigation. On December 20, 2020, the case was further stayed pending a resolution of the Company’s motion to dismiss the third amended complaint in the Melucci litigation. The case remains stayed.
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
•If new government regulations or changes to existing regulations make it difficult or impossible for us to obtain acceptable prices or adequate insurance coverage and reimbursement for Korlym, our results of operations and financial position would be adversely affected.
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
•The COVID-19 pandemic has lengthened the time it takes to initiate and advance some of our clinical trials.
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
Risks Relating to our Intellectual Property
•To succeed, we must secure, maintain and effectively assert adequate patent protection for the composition and methods of use of our proprietary, selective cortisol modulators and for the use of Korlym to treat Cushing’s syndrome.
Risks Related to our Stock
•The price of our common stock fluctuates widely and is likely to continue to do so. An investor’s ability to sell shares at any particular time may be limited.
•Our stock price may decline if one or more of our clinical development efforts fail or if our financial performance does not meet the guidance we have provided to the public, estimates published by research analysts or other investor expectations.

General Risks
•We are subject to government regulation and other legal obligations relating to privacy and data protection. Compliance with these requirements is complex and costly. Failure to comply could materially harm our business.
•We may be unable to hire and retain the skilled, experienced people we need to grow our business.
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
Many factors could limit our Korlym revenue, including:
•the preference of some physicians for competing treatments for Cushing’s syndrome, including off-label treatments and generic versions of Korlym, should any be introduced;
•natural disasters or other catastrophes, such as the COVID-19 pandemic, that reduce the ability or willingness of physicians to see patients or of patients to bear the risk of leaving their homes to seek medical care; and
•lack of availability of government or private insurance, the shift of a significant number of patients to Medicaid, which reimburses Korlym at a significantly lower price or the introduction of government price controls or other price-reducing regulations.
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
COVID-19, a serious and sometimes fatal illness, has spread to every country in the world and throughout the United States. Many countries, including most states of the United States, reacted by instituting quarantines, “lockdowns” and other public health restrictions on leisure activities, work and travel. In California, where our headquarters are located, and in the states where our clinical specialists and medical science liaisons live and work, residents have been subject to significant public health restrictions. We have been managing our business with limited in-person activities, supplemented primarily by video conference, teleconference and email. Although pandemic-related restrictions have been eased or removed in certain geographies, including California, our business remains subject to pandemic-related controls, which may become more restrictive at any time. We rely on third-party manufacturers, distributors (including the specialty pharmacy that dispenses Korlym), information technology and software service providers, law and accounting firms, clinical research organizations and consultants who are subject to, or may become subject to, pandemic-related controls. If these third parties cannot perform the services we require in a timely way and we cannot successfully implement replacements or workarounds, our business, results of operations and financial condition could be harmed.
COVID-19 has made it difficult to grow our commercial business. Many physicians have reduced the frequency of patient office visits and barred office visits by third parties, including our clinical specialists and medical science liaisons. In addition, many patients have postponed visits to their physicians or testing at clinical laboratories or imaging centers. These precautions have made it harder for physicians to identify patients who may benefit from Korlym, begin their treatment, titrate to an optimum dose and maintain their patients’ regimens.

We cannot predict the duration of these impacts on our business or how severe future impacts may be. If physicians do not prescribe Korlym to new patients or have difficulty increasing a patient’s Korlym dose to its optimal level, or if patients already receiving Korlym discontinue treatment, our revenue will be unlikely to grow and may decline.
Other disasters could harm our business, operating results and financial condition. Our headquarters are in the San Francisco Bay Area, which experiences earthquakes. Our specialty pharmacy, tablet manufacturers and warehouses are in areas subject to hurricanes and tornadoes. Political considerations relating to mifepristone put us and our manufacturers at increased risk of protests and disruptive events. If a disaster were to occur, we might not be able to operate our business. Our insurance, if available at all, would likely be insufficient to cover losses resulting from disasters or other business interruptions.
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
We have sued Teva and Hikma in Federal District Court with respect to their proposed generic versions of Korlym. In November 2020, the PTAB ruled against Teva in a challenge Teva had brought to one of our patents. Teva has appealed its loss to the Federal Circuit Court of Appeals. We had also sued Sun with respect to its proposed generic version of Korlym, although we settled that lawsuit in June 2021. The terms of the settlement are subject to customary review by the Federal Trade Commission and Department of Justice. Legal action to enforce or defend intellectual property rights is complex, costly and involves significant commitments of management time. There can be no assurance of a successful outcome. Please see “Part I, Item 3, Legal Proceedings.” Because Teva has received FDA approval, Teva may choose to begin marketing its generic product at any time, notwithstanding our ongoing litigation. We would seek a court order stopping such a course of action, but even if we were to prevail (i.e., Teva were to withdraw its product and pay us damages), the temporary availability of a generic version of Korlym might materially harm our results of operations and financial condition.
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
Xeris Biopharma Holdings, Inc. (“Xeris”) has received orphan drug designation in the United States and the EU for the use of the cortisol synthesis inhibitor levoketoconazole to treat patients with Cushing’s syndrome. Levoketoconazole is an enantiomer of the generic anti-fungal medication, ketoconazole, that is prescribed off-label to treat patients with Cushing’s syndrome. Xeris completed two Phase 3 trials, which met their primary endpoints of reducing cortisol synthesis, and submitted a new drug application (“NDA”) to the FDA on March 2, 2021.
Crinetics Pharmaceuticals, Inc. is conducting a Phase 1 trial of CRN04894, an oral adrenocorticotrophic hormone antagonist, for the treatment of Cushing’s disease.
New laws, government regulations, or changes to existing laws and regulations could make it difficult or impossible for us to obtain acceptable prices or adequate insurance coverage and reimbursement for Korlym, which would adversely affect our results of operations and financial position.
The commercial success of Korlym depends on the availability of acceptable pricing and adequate insurance coverage and reimbursement. Government payers, including Medicare, Medicaid and the Veterans Administration, as well as private insurers and health maintenance organizations, are increasingly attempting to contain healthcare costs by limiting reimbursement for medicines. If government or private payers cease to provide adequate and timely coverage, pricing and reimbursement for Korlym, physicians may not prescribe the medication and patients may not purchase it, even if it is prescribed, or the price we receive may be reduced, which would reduce our revenue.
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
Other legislative and regulatory changes have been adopted in the United States since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of 2 percent per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional Congressional action is taken. In addition, the American Taxpayer Relief Act of 2012, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In March 2021, the American Rescue Plan Act of 2021 was also signed into law, which, among other things, eliminated the statutory cap on drug manufacturers’ Medicaid Drug Rebate Program rebate liability, effective January 1, 2024. Under current law enacted as part of the ACA, drug manufacturers’ Medicaid Drug Rebate Program rebate liability is capped at 100% of the average manufacturer price for a covered outpatient drug. Moreover, the federal government and the individual states in the United States have become increasingly active in developing proposals, passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, formulary flexibility, marketing cost disclosure and transparency measures.
There also continue to be federal and state initiatives to contain healthcare costs, in part informed by the current atmosphere of mounting criticism of prescription drug costs in the U.S. We expect governmental oversight and scrutiny of pharmaceutical companies will continue to increase and there will continue to be proposals to change the healthcare system in ways that could harm our ability to sell Korlym profitably. We anticipate that the U.S. Congress, state legislatures, and regulators may implement healthcare policies intended to curb healthcare costs, such as federal and state controls on reimbursement for drugs (including under Medicare and commercial health plans), new or increased requirements to pay prescription drug rebates and penalties to government health care programs and policies that require drug companies to disclose and justify the prices they charge. For example, measures have been introduced in Congress that would impose caps on prescription drug prices and would require manufacturers to negotiate drug pricing with the government.
Recently enacted laws and the regulations and policies implementing them, as well as other healthcare-related measures that may be adopted in the future, could materially reduce our Korlym revenues and our ability to develop and commercialize our product candidates.
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
A single third-party manufacturer, Produits Chimiques Auxiliaires et de Synthese SA (“PCAS”), supplies the API in Korlym. Two other third-party manufacturers produce and bottle Korlym tablets. Our agreement with PCAS automatically renews for two one-year terms, unless either party provides 12-months’ written notice of its intent not to renew. A single specialty pharmacy, Optime Care, Inc. (“Optime”) dispenses Korlym directly to patients and collects payments from insurers representing approximately 99 percent of our revenue. If Optime does not adhere to its agreements with payers, it may not be able to collect some or all of the payments due to us. Our agreement with Optime has a five-year term and renews upon the written consent of both parties, subject to customary termination provisions, including the right of Optime to terminate in the event of a material breach by us that we do not cure in a reasonable period of time after receiving written notice. In addition, we may terminate the agreement for convenience. In the event any of these vendors fails to perform its contractual obligations to us or is materially impaired in its performance by the COVID-19 pandemic or for any other reason, we may experience disruptions and delays in our supply chain and our ability to deliver Korlym to patients, which would adversely affect our business, results of operations and financial position.
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
•failure to show efficacy or acceptable safety;
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
The COVID-19 pandemic has lengthened the time it takes to initiate and advance some of our clinical trials.
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
•patient discontinuations due to fear of infection with COVID-19 or public health restrictions implemented by clinical trial sites which make trial participation more time consuming or difficult;
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
We may be unable to obtain or maintain regulatory approvals for our product candidates, which would prevent us from commercializing our product candidates.
We cannot sell a product without the approval of the FDA or comparable foreign regulatory authority. Obtaining such approval is difficult, uncertain, lengthy and expensive. Failure can occur at any stage. In order to receive FDA approval, we must demonstrate to the FDA’s satisfaction that the new drug is safe and effective for its intended use and that our manufacturing processes comply with cGMPs. Our inability or the inability of our vendors to comply with applicable FDA and other regulatory requirements can result in delays in or denials of new product approvals, warning letters, fines, consent decrees restricting or suspending manufacturing operations, injunctions, civil penalties, recall or seizure of products, total or partial suspension of product sales and criminal prosecution. We may seek to commercialize our products in international markets, which would require us to receive a marketing authorization and, in many cases, pricing approval, from the appropriate regulatory authorities. Approval procedures vary between countries and can require additional pre-clinical or clinical studies. Obtaining approval may take longer than it does in the United States. Although approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by others, failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Any of these or other regulatory actions could materially harm our business and financial condition.
If we receive regulatory approval for a product candidate, we will be subject to ongoing requirements and oversight by the FDA and other regulatory authorities, such as continued safety and other reporting requirements, as well as post-approval marketing restrictions and additional costly clinical trials. If we are not able to maintain regulatory compliance, we may be required to stop development of a product candidate or to stop selling a product that has already been approved. We may also be subject to product recalls or seizures. Future governmental action or changes in regulatory authority policy or personnel may also result in delays or rejection of pending or anticipated product approvals.
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
Risks Relating to our Intellectual Property
To succeed, we must secure, maintain and effectively assert adequate patent protection for the composition and methods of use of our proprietary, selective cortisol modulators and for the use of Korlym to treat Cushing’s syndrome.
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
Risks Related to our Stock
The price of our common stock fluctuates widely and is likely to continue to do so. Opportunities for investors to sell shares may be limited.
We cannot assure investors that a liquid trading market for our common stock will exist at any particular time. As a result, holders of our common stock may not be able to sell shares quickly or at the current market price. During the 52-week period ended October 27, 2021, our average daily trading volume was approximately 632,308 shares and the intra-day sales prices per share of our common stock on The Nasdaq Stock Market ranged from $16.52 to $31.18. As of October 27, 2021, our officers, directors and principal stockholders beneficially owned approximately 17 percent of our common stock.
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
•changes in the expected or actual timing of our competitors’ development programs;
•general market and economic conditions, including the effects of the COVID-19 pandemic;
•disputes or other developments relating to our intellectual property, including developments in ANDA litigation and proceedings before the PTAB;
•short-selling of our common stock, the publication of speculative opinions about our business or other market manipulation activities that are intended to lower our stock price or increase its volatility;
•changes in estimates or recommendations by securities analysts or the failure of our performance to meet the published expectations of those analysts or public guidance we have provided;
•actual or anticipated regulatory approvals of our product candidates or competing products;
•purchases or sales of our common stock by our officers, directors or stockholders;
•changes in laws or regulations applicable to Korlym, our product candidates or our competitors’ products;
•technological innovations by us, our collaborators or our competitors;
•conditions in the pharmaceutical industry, including the market valuations of companies similar to ours;

•additions or departures of key personnel;
•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments; and
•additional financing activities.
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
Failure to accomplish any of these tasks, which are more difficult during the COVID-19 pandemic, could harm our business.
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
The GDPR went into effect in 2018 and imposes stringent requirements for controllers and processors of personal data of individuals within the EEA, particularly with respect to clinical trials. The GDPR provides that EEA member states may make their own further laws and regulations limiting the processing of health data, which could limit our ability to use and share personal data or could cause our costs to increase and harm our business and financial condition. In addition, the GDPR increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. Recent legal developments have also created complexity and compliance uncertainty regarding certain transfers of information from the EEA to the United States. For example, on June 16, 2020, the Court of Justice of the European Union, or the CJEU, limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield Framework for purposes of international transfers and imposing further restrictions on use of the standard contractual clauses, or SCCs. These restrictions include a requirement for companies to carry out a transfer impact assessment which, among other things, assesses the laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. The GDPR imposes substantial fines for breaches of data protection requirements, which can be up to four percent of global revenue for the preceding financial year or €20 million, whichever is greater, and it also confers a private right of action on data subjects for breaches of data protection requirements. Compliance with European data protection laws is a rigorous and time intensive process that may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our European activities. From January 1, 2021, we have had to comply with the GDPR and separately the United Kingdom GDPR, which, together with the amended United Kingdom Data Protection Act 2018, retains the GDPR in United Kingdom national law, each regime having the ability to fine up to the greater of €20 million/ £17.5 million or 4% of global turnover. It is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term and these changes may lead to additional costs and increase our overall risk exposure. On June 28, 2021, the European Commission adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in June 2025 unless the European Commission renews or extends that decision and remains under review by the Commission during this period.
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
Changes in laws and regulations may significantly increase our costs or reduce our revenue, which could harm our financial results.
New laws and regulations, as well as changes to existing laws and regulations, including statutes and regulations concerning taxes and the development, approval, marketing and pricing of medications, the provisions of the ACA requiring the reporting of aggregate spending related to health care professionals, the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the SEC and by The Nasdaq Stock Market have and will likely continue to increase our cost of doing business and divert management’s attention from revenue-generating activities.
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
As of October 27, 2021, our officers and directors beneficially owned approximately 17 percent of our common stock. Acting together, these stockholders could significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling stockholders.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities
The following table contains information relating to the repurchases of our common stock in the three months ended September 30, 2021 as part of our publicly announced Stock Repurchase Program (in thousands, except average price per share):

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Dollar Amount of Shares That May Yet be Purchased Under the Program(1)

July 1, 2021 to July 31, 2021	—	$—	$127,620
August 1, 2021 to August 31, 2021	493	21.26	117,139
September 1, 2021 to September 30, 2021	727	21.04	101,845
Total	1,220	$21.13	$101,845

(1) On November 3, 2020, our Board of Directors authorized the repurchase of up to $200 million of our common stock pursuant to our Stock Repurchase Program. The Stock Repurchase Program expired on September 30, 2021.

The following table contains information relating to the purchase of shares of our common stock as part of the cashless net exercises of stock options in the three months ended September 30, 2021 (in thousands, except average price per share):

Fiscal Period	Total Number of Shares Purchased(2)	Average Price Per Share	Total Purchase Price of Shares(3)

July 1, 2021 to July 31, 2021	31	$20.61	$636
August 1, 2021 to August 31, 2021	167	21.22	3,538
September 1, 2021 to September 30, 2021	4	20.46	92
Total	202	$21.11	$4,266

(2) In July 2021, we issued 50,521 shares of common stock as part of a net-share settlement of a cashless option exercise, of which 30,833 shares were surrendered to us in satisfaction of related exercise cost and tax obligations. In August 2021, we issued 260,184 shares of common stock as part of a net-share settlement of a cashless option exercise, of which 166,708 shares were surrendered to us. In September 2021, we issued 5,884 shares of common stock as part of a net-share settlement of a cashless option exercise, of which 4,519 shares were surrendered to us.

(3) We paid $2.3 million to satisfy the tax withholding obligations associated with the net-share settlement of these cashless option exercises.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2012).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on February 13, 2017).
10.1	Separation Agreement by and between the registrant and Andreas Grauer, M.D. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 10, 2021).
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Atabak Mokari, Chief Financial Officer of the registrant.
32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.
32.2	18 U.S.C. Section 1350 Certifications of Atabak Mokari, Chief Financial Officer of the registrant.
101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2021 and 2020, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2021 and 2020, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Equity and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date:	November 3, 2021	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D.
Chief Executive Officer

Date:	November 3, 2021	/s/Atabak Mokari
Atabak Mokari
Chief Financial Officer

Date:	November 3, 2021	/s/Joseph D. Lyon
Joseph D. Lyon
Chief Accounting Officer