Form 10-K/A
period 2020-12-31
CORCEPT THERAPEUTICS INC
filed 2021-11-15
CIK 1088856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Form 10-K

For the year ended December 31, 2020

EXPLANATORY NOTE

Corcept Therapeutics Incorporated (“Corcept” or “we”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Original Form 10-K”), which we filed with the Securities and Exchange Commission on February 23, 2021. The Amendment replaces in its entirety Part II, Item 9A “Controls and Procedures” (“Item 9A”) of the Original Form 10-K, which inadvertently used language that no longer met the requirements of Item 308(a) of Regulation S-K.

The new Item 9A provided by this Amendment clarifies the framework our management uses to assess the effectiveness of Corcept’s disclosure controls and procedures as of the end of our fiscal year ended December 31, 2020, including a statement regarding the conclusion of our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were effective as of such date.

The Amendment does not amend the Original Form 10-K in any other way. Specifically, it does not update the Original Form 10-K to reflect events occurring after February 23, 2021.

The complete text of Item 9A, including the revised language of Item 9A(b), is provided below.

Item 9A. Controls and procedures.

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

As of December 31, 2020, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

/s/ Ernst & Young LLP

Redwood City, California

February 23, 2021

EXHIBITS INDEX

Item 601 of Regulation S-K requires the exhibits listed below.

(A)	EXHIBITS

Exhibit Number	Description of Document

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Atabak Mokari

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

By:	/s/ JOSEPH K. BELANOFF
Joseph K. Belanoff, M.D.,
Chief Executive Officer and President

Date:	November 15, 2021

4