Form 10-Q
period 2022-03-31
CORCEPT THERAPEUTICS INC
filed 2022-05-05
CIK 1088856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On April 28, 2022, there were 106,250,716 shares of common stock outstanding at a par value of $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2022	December 31, 2021
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$61,862	$77,617
Short-term marketable securities	283,665	145,918
Trade receivables, net of allowances	27,178	27,625
Inventory	5,079	4,988
Prepaid expenses and other current assets	10,436	10,315
Total current assets	388,220	266,463
Strategic inventory	13,098	12,962
Operating lease right-of-use asset	2,816	514
Property and equipment, net of accumulated depreciation	726	1,002
Long-term marketable securities	22,566	112,277
Other assets	2,984	3,083
Deferred tax assets, net	37,713	27,455
Total assets	$468,123	$423,756
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,269	$6,908
Accrued research and development expenses	13,051	12,442
Accrued and other liabilities	32,660	27,665
Short-term operating lease liability	2,264	526
Total current liabilities	57,244	47,541
Long-term operating lease liability	552	—
Long-term accrued income taxes payable	2,516	409
Total liabilities	60,312	47,950
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock	—	—
Common stock	128	127
Treasury stock	(417,448)	(410,411)
Additional paid-in capital	608,717	591,349
Accumulated other comprehensive loss	(1,351)	(227)
Retained earnings	217,765	194,968
Total stockholders’ equity	407,811	375,806
Total liabilities and stockholders’ equity	$468,123	$423,756
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Product revenue, net	$93,688	$79,437
Operating expenses:
Cost of sales	1,250	1,268
Research and development	28,120	29,022
Selling, general and administrative	37,549	29,509
Total operating expenses	66,919	59,799
Income from operations	26,769	19,638
Interest and other income	80	275
Income before income taxes	26,849	19,913
Income tax (expense) benefit	(4,052)	3,552
Net income	$22,797	$23,465
Other comprehensive income:
Unrealized loss on available-for-sale investments, net of tax effect of $323 and $61, respectively	(1,019)	(192)
Foreign currency translation (loss) gain, net of tax	(105)	26
Total comprehensive income	$21,673	$23,299

Basic net income per share	$0.22	$0.20

Diluted net income per share	$0.20	$0.18

Weighted-average shares outstanding used in computing net income per share
Basic	106,012	116,818
Diluted	115,037	129,668
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$22,797	$23,465
Adjustments to reconcile net income to net cash provided by operations:
Stock-based compensation	10,761	10,101
Amortization of interest income	1,106	1,194
Depreciation and amortization of property and equipment	288	254
Deferred income taxes	(9,935)	(5,360)
Non-cash amortization of right-of-use asset	514	489
Changes in operating assets and liabilities:
Trade receivables	447	3,998
Inventory	(163)	866
Prepaid expenses and other current assets	(9)	(2,850)
Accounts payable	2,256	(3,493)
Accrued research and development expenses	609	(138)
Accrued and other liabilities	4,995	(3,217)
Long-term accrued income taxes	2,107	597
Operating lease liability	(526)	(484)
Net cash provided by operating activities	35,247	25,422
Cash flows from investing activities:
Purchases of property and equipment	(12)	(126)
Proceeds from maturities of marketable securities	42,127	124,230
Purchases of marketable securities	(92,611)	(127,388)
Net cash used in investing activities	(50,496)	(3,284)
Cash flows from financing activities:
Proceeds from exercise of stock options, net of issuance costs	1,382	4,038
Repurchase of common stock	—	(33,541)
Cash paid to satisfy statutory withholding requirement for net settlement of cashless option exercises	(1,888)	(16,444)
Net cash used in financing activities	(506)	(45,947)
Net decrease in cash and cash equivalents	(15,755)	(23,809)
Cash and cash equivalents, at beginning of period	77,617	76,190
Cash and cash equivalents, at end of period	$61,862	$52,381

Supplemental disclosure:
Cost of shares repurchased for net settlement of cashless option exercises	$5,149	$6,045
Recognition of right-of-use asset and lease liability	$2,816	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	116,735	$122	$516,140	$(75,795)	$415	$82,456	$523,338
Issuance of common stock upon exercise of options	1,832	2	10,081	—	—	—	10,083
Purchases of treasury stock	(1,282)	—	—	(33,540)	—	—	(33,540)
Shares purchased to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(808)	—	—	(22,520)	—	—	(22,520)
Stock-based compensation	—	—	10,142	—	—	—	10,142
Other comprehensive loss, net of tax	—	—	—	—	(166)	—	(166)
Net income	—	—	—	—	—	23,465	23,465
Balance at March 31, 2021	116,477	$124	$536,363	$(131,855)	$249	$105,921	$510,802

Balance at December 31, 2021	105,940	$127	$591,349	$(410,411)	$(227)	$194,968	$375,806
Issuance of common stock upon exercise of options	586	1	6,543	—	—	—	6,544
Shares purchased to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(305)	—	—	(7,037)	—	—	(7,037)
Stock-based compensation	—	—	10,825	—	—	—	10,825
Other comprehensive loss, net of tax	—	—	—	—	(1,124)	—	(1,124)
Net income	—	—	—	—	—	22,797	22,797
Balance at March 31, 2022	106,221	$128	$608,717	$(417,448)	$(1,351)	$217,765	$407,811
The accompanying notes are an integral part of these condensed consolidated financial statements

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
Description of Business and Basis of Presentation
Corcept Therapeutics Incorporated is a commercial-stage pharmaceutical company engaged in the discovery and development of medications that treat severe endocrine, metabolic, oncologic, and neurological disorders by modulating the effects of the hormone cortisol. In 2012, the United States Food and Drug Administration (“FDA”) approved Korlym (“mifepristone”) 300 mg tablets, as a once-daily oral medication for the treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. We have discovered and patented four structurally distinct series of selective cortisol modulators, consisting of more than 1,000 compounds. We are developing compounds from these series as potential treatments for a broad range of serious disorders.
We were incorporated in the State of Delaware in May 1998. Our headquarters are located in Menlo Park, California.
Basis of Presentation
We have prepared the following in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X: (i) condensed consolidated balance sheet as of March 31, 2022 and (ii) condensed consolidated statements of comprehensive income, cash flows and stockholders’ equity for the three-month periods ended March 31, 2022 and 2021. These do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (which in the applicable periods consist only of normal, recurring adjustments) have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results for the remainder of 2022 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K. The December 31, 2021 balance sheet was derived from audited financial statements at that date.
There have been no material changes to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2021.
2. Composition of Certain Balance Sheet Items
Inventory

	March 31, 2022	December 31, 2021
	(in thousands)
Work in progress	$12,637	$11,450
Finished goods	5,540	6,500
Total inventory	18,177	17,950
Less strategic inventory classified as non-current	(13,098)	(12,962)
Total inventory classified as current	$5,079	$4,988
Because we rely on a single manufacturer to produce Korlym’s active pharmaceutical ingredient (“API”), we have purchased and hold significant quantities of API, included in work in progress inventory. We classify inventory we do not expect to sell within 12 months of the balance sheet date as “Strategic Inventory,” a long-term asset.

Property and equipment

	March 31, 2022	December 31, 2021
	(in thousands)
Furniture and equipment	$1,169	$1,157
Software	1,508	1,508
Leasehold improvements	1,262	1,262
Total property and equipment	3,939	3,927
Less accumulated depreciation and amortization	(3,213)	(2,925)
Property and equipment, net of accumulated depreciation and amortization	$726	$1,002
Accrued and other liabilities

	March 31, 2022	December 31, 2021
	(in thousands)
Government rebates	$12,377	$11,174
Accrued income taxes payable	11,523	513
Accrued compensation	4,968	13,339
Legal fees	1,802	842
Accrued selling and marketing costs	861	1,351
Professional fees	652	150
Other	477	296
Total accrued and other liabilities	$32,660	$27,665
Other assets
    As of March 31, 2022 and December 31, 2021, other assets included $2.8 million and $2.9 million of deposits for clinical trials, respectively.

3. Available-for-Sale Securities and Fair Value Measurements
The available-for-sale securities in our Condensed Consolidated Balance Sheets are as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
Cash equivalents	$24,266	$45,088
Short-term marketable securities	283,665	145,918
Long-term marketable securities	22,566	112,277
Total marketable securities	$330,497	$303,283
The following table presents our available-for-sale securities grouped by asset type:

	Fair Value Hierarchy Level	March 31, 2022				December 31, 2021
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Corporate bonds	Level 2	$147,177	$4	$(1,023)	$146,158	$125,370	$3	$(276)	$125,097
Commercial paper	Level 2	56,751	—	—	56,751	30,963	—	—	30,963
Asset-backed securities	Level 2	29,372	—	(110)	29,262	57,801	—	(67)	57,734
U.S. Treasury securities	Level 1	74,363	—	(303)	74,060	44,473	—	(72)	44,401
Money market funds	Level 1	24,266	—	—	24,266	45,088	—	—	45,088
Total marketable securities		$331,929	$4	$(1,436)	$330,497	$303,695	$3	$(415)	$303,283
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
As of March 31, 2022 and December 31, 2021, unrealized losses on our available-for-sale debt securities were $1.4 million and $0.4 million, respectively.
All of our investments, including those with unrealized losses, are not impaired. Unrealized losses on our investments are due to interest rate fluctuations. We do not intend to sell investments that currently have unrealized losses and it is highly unlikely that we will sell any investment before recovery of its amortized cost basis, which may be at maturity. Accordingly, we have not recorded an allowance for credit losses associated with these investments.
We classified accrued interest on our marketable securities of $1.0 million and $1.4 million as of March 31, 2022 and December 31, 2021, respectively, as prepaid and other current assets on our condensed consolidated balance sheets.
As of March 31, 2022, all our marketable securities had original maturities of less than two years. The weighted-average maturity of our holdings was seven months. As of March 31, 2022, our long-term marketable securities had remaining maturities ranging from 12 to 24 months. None of our marketable securities changed from one fair value hierarchy to another during the three months ended March 31, 2022.
4. Commitments and Contingencies
There have been no material changes in our obligations under contractual agreements described in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
5. Leases
We lease our office facilities in Menlo Park, California. In March 2022, we amended our lease to extend its term from March 31, 2022 to June 30, 2023. As a result of this amendment, we recognized an additional right-of-use asset and corresponding lease liability of $2.8 million. The right-of-use asset and lease liability recognized equals the present value of the remaining payments due under our amended lease.
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
Operating lease expense for each of the three months ended March 31, 2022 and 2021 was approximately $0.5 million.
Our right-of-use assets and related lease liabilities were as follows (in thousands, except weighted average amounts):

	Three Months Ended March 31,
	2022	2021
Cash paid for operating lease liabilities	$530	$514
Right-of-use assets obtained in exchange for new operating lease obligations	$2,816	$—
Weighted-average remaining lease term	15 months	12 months
Weighted-average discount rate	4.0%	4.8%
As of March 31, 2022, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

2022 (remainder)	$1,735
2023	1,157
Total lease payments	2,892
Less imputed interest	(76)
Present value of operating lease liabilities	$2,816
6. Stockholders’ Equity
Incentive Award Plan
We have one stock option plan – the 2012 Incentive Award Plan (the “2012 Plan”). In December 2021, our Board of Directors authorized a 4.2 million increase in the shares available for grant under the 2012 Plan.
Stock Options
During the three months ended March 31, 2022, we issued 0.6 million shares of our common stock upon the exercise of stock options. Certain option holders exercised their options on a “net exercise” basis, pursuant to which they surrendered to us, and we purchased from them at the current market price, enough shares to cover the exercise price and tax withholding obligations arising from the exercise. During the three months ended March 31, 2022, we purchased 0.3 million shares in connection with such option net exercises. In connection with the shares purchased, during the three months ended March 31, 2022, we paid $1.9 million to satisfy associated tax withholding obligations.
During the three months ended March 31, 2021, we issued 1.8 million shares of our common stock upon the exercise of stock options. We purchased 0.8 million shares in connection with option net exercises, at a total cost of $16.4 million, to satisfy associated tax withholding obligations.
We recorded purchased shares as treasury stock on our condensed consolidated balance sheets at cost. As of March 31, 2022 and December 31, 2021, we had 21.6 million and 21.3 million treasury shares outstanding, respectively.

Restricted Stock Units (“RSUs”)
During the three months ended March 31, 2022, we granted employees 0.2 million RSUs with a weighted-average grant date fair value of $19.34 per share. No RSUs vested during the period.
Employee Stock Purchase Plan (“ESPP”)
In February 2022 we adopted an ESPP that allows employees to set aside, by means of payroll deductions, up to ten percent of their annual compensation for the purchase of our commons stock. Shares are issued to participating employees from the 2012 Plan on March 1st and September 1st of each year (or, if those dates fall on holidays, on the first business day thereafter) at the then-current fair market value of our stock, as determined at the close of trading on those days. Payroll deductions for participating employees began April 1, 2022, and the first purchase under the plan will take place on September 1, 2022.
For each purchased share held for one year, the purchasing employee will receive one matching share, also issued from the 2012 Plan, net of any applicable tax withholding. There is no vesting requirement with respect to shares issued pursuant to the ESPP. Shares purchased pursuant to the ESPP as well as any matching shares issued upon satisfaction of the one-year holding requirement may be held, sold or otherwise transferred at the employee’s sole discretion.
Stock-based Compensation
Stock-based compensation expense associated with stock options and awards of restricted stock is measured at the grant date based on the fair value of the award, and is recognized, net of forfeitures, as expense over the remaining requisite service period on a straight-line basis.
The Company values restricted stock at the closing market price of the Company’s common stock on the date of grant.
The following table summarizes our stock-based compensation by account:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Stock-based compensation capitalized in inventory	$64	$41
Cost of sales	16	10
Research and development	3,371	3,505
Selling, general and administrative	7,374	6,586
Total stock-based compensation	$10,825	$10,142
7. Net Income Per Share
We compute basic and diluted net income per share by dividing our net income by the weighted-average number of common shares outstanding during the period, including potentially dilutive stock options and RSUs. We use the treasury stock method to determine the number of dilutive shares of common stock resulting from stock options and restricted stock.

The following table shows the computation of net income per share for each period:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Numerator:
Net income	$22,797	$23,465
Denominator:
Weighted-average shares used to compute basic net income per share	106,012	116,818
Dilutive effect of employee stock options and restricted stock	9,025	12,850
Weighted-average shares used to compute diluted net income per share	115,037	129,668
Net income per share
Basic	$0.22	$0.20
Diluted	$0.20	$0.18
As of March 31, 2022, we had 26.0 million stock options and 0.2 million RSUs outstanding. As of March 31, 2021, we had 26.8 million stock options outstanding.
We excluded from the computation of diluted net income per share, on a weighted-average basis, 6.9 million stock options and RSUs outstanding during the three months ended March 31, 2022 and 2.4 million stock options outstanding during the three months ended March 31, 2021, because including them would have reduced dilution.
8. Income Taxes
We recorded income tax expense of $4.1 million for the three months ended March 31, 2022, and an income tax benefit of $3.6 million for the three months ended March 31, 2021. The increase in income tax expense during the three months ended March 31, 2022 was primarily due to increased income before income taxes and decreased excess tax deductions from stock-based compensation as compared to the corresponding period in 2021.
Our effective tax rate differs from the federal statutory rate due to state income taxes and the non-deductible portion of our stock-based compensation, which increased our tax expense, offset by tax benefits for research and development tax credits and the excess tax deduction arising from the exercise of employee stock options, which reduced our taxable income.
During the three months ended March 31, 2022, unrecognized tax benefits increased by $0.4 million. As of March 31, 2022, the Company had unrecognized tax benefits of $7.7 million that, if recognized, would affect the Company’s effective tax rate and approximately $1.9 million of unrecognized tax benefits that would not impact the effective tax rate as they would be offset by a corresponding change in valuation allowance.
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
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminates the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. Although Congress is considering legislation that would defer the amortization requirement to later years, it is not certain that the provision will be repealed or otherwise modified. As of March 31, 2022, the requirement has not been modified. We have capitalized our research and development expenses, which caused our taxes payable to increase to $11.5 million as of March 31, 2022, compared to $0.5 million as of December 31, 2021.

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
Overview
We are a commercial-stage company engaged in the discovery and development of drugs that treat severe endocrine, metabolic, oncologic, and neurological disorders by modulating the effects of the hormone cortisol. Since 2012, we have marketed Korlym (mifepristone) for the treatment of patients suffering from Cushing’s syndrome. Our portfolio of proprietary selective cortisol modulators consists of four structurally distinct series totaling more than 1,000 compounds.
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
Relacorilant. We are conducting two Phase 3 trials (named GRACE and GRADIENT) of our proprietary, selective cortisol modulator, relacorilant, as a treatment for patients with Cushing’s syndrome. Relacorilant was well-tolerated in its Phase 1 and Phase 2 trials. Patients in the Phase 2 trial exhibited meaningful improvements in glucose control, hypertension, weight, liver function, coagulopathy, cognition, mood, insulin resistance and quality of life measures. Relacorilant shares Korlym’s affinity for the glucocorticoid receptor (“GR”), but, unlike Korlym, has no affinity for the progesterone receptor (“PR”), and so is not the “abortion pill” and does not cause the effects associated with the PR affinity, including endometrial thickening and vaginal bleeding. Relacorilant also does not appear to cause hypokalemia (low potassium), a potentially serious adverse event that is a leading cause of patients stopping treatment with Korlym. Forty-four percent of patients in Korlym’s pivotal trial experienced hypokalemia.
In the GRACE trial, each patient receives relacorilant for 22 weeks. Patients who exhibit pre-specified improvements in hypertension and/or glucose metabolism enter a 12-week, double-blind, “randomized withdrawal” phase, in which half of the patients continue receiving relacorilant and half receive placebo. The trial’s primary endpoint is the rate and degree of relapse in patients receiving placebo measured against the rate and degree of relapse in those continuing relacorilant. GRACE has a planned enrollment of 130 patients with Cushing’s syndrome at sites in the United States, Canada, Europe and Israel. If successful, we expect GRACE to provide the basis for a new drug application (“NDA”) for relacorilant as a treatment for patients with any etiology of endogenous Cushing’s syndrome.
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

The United States Food and Drug Administration (“FDA”) and the European Commission (“EC”) have designated relacorilant as an orphan drug for the treatment of Cushing’s syndrome. In the United States, relacorilant’s orphan designation confers tax credits, reduced regulatory fees and, provided we obtain approval for the treatment of patients with Cushing’s syndrome, seven years of exclusive marketing rights. Benefits of orphan drug designation by the EC are similar, but also include protocol assistance from the European Medicines Agency (“EMA”), access to the centralized marketing authorization procedure in the European Union (“EU”) and, if we obtain approval, ten years of exclusive marketing rights in the EU for the treatment of patients with Cushing’s syndrome.
Oncology
There is substantial in vitro, in vivo and clinical evidence that cortisol’s activity allows certain solid tumors to resist treatment. In some cancers, cortisol retards cellular apoptosis – the tumor-killing effect many treatments are meant to stimulate. In other cancers, cortisol activity promotes tumor growth. Cortisol also suppresses the body’s immune response; activating – not suppressing – the immune system is beneficial in fighting certain cancers. Modulating cortisol’s activity may help existing anti-cancer treatments achieve their intended effect. Many types of solid tumors express the GR, and are potential targets for cortisol modulation therapy, among them ovarian, adrenal and prostate cancer.
Relacorilant in Patients with Advanced Ovarian Cancer. In May 2021, we announced preliminary results from our 178-patient, controlled, multi-center, Phase 2 trial of relacorilant combined with nab-paclitaxel in patients with platinum-resistant ovarian cancer. Study participants were randomized to one of three treatment arms: 60 women received 150 mg of relacorilant intermittently (the day before, the day of and the day after their weekly nab-paclitaxel infusion) and 58 women received a daily relacorilant dose of 100 mg per day in addition to nab-paclitaxel. Sixty women received nab-paclitaxel alone. The trial’s primary endpoint was progression-free survival (“PFS”).
Patients in both of the relacorilant plus nab-paclitaxel treatment arms experienced longer PFS than did the patients who received nab-paclitaxel alone. Patients who received a higher dose of relacorilant intermittently exhibited a statistically significant improvement in median PFS (5.6 months versus 3.8 months, hazard ratio: 0.66; p-value: <0.038). Patients who received a lower dose of relacorilant daily exhibited a median PFS that was 1.5 months longer than did the patients who received nab-paclitaxel alone (5.3 months versus 3.8 months, hazard ratio: 0.83; p-value: not significant). Patients who received relacorilant intermittently also had a longer median duration of response (“DoR”) (5.6 months versus 3.7 months, hazard ratio: 0.36; p-value: 0.006) compared to those who received nab-paclitaxel alone.
In March 2022, we announced overall survival (“OS”) data from this trial. OS was assessed after a pre-determined number of patient deaths had occurred. At the time of database cutoff, 128 of the 178 patients who enrolled in the study had died. Patients who received relacorilant intermittently lived longer (median OS: 13.9 months versus 12.2 months, hazard ratio: 0.67; p-value: 0.066) compared to those who received nab-paclitaxel alone.
As is typical of late-stage clinical trials, Corcept’s upcoming Phase 3 trial will exclude patients with either primary platinum-refractory disease or who have already received four or more prior lines of therapy, both indicators of a very poor prognosis. Excluding such patients, women in the intermittent arm experienced significantly improved PFS (median PFS: 5.6 months versus 3.8 months, hazard ratio: 0.58; p-value: 0.016) and OS relative to patients in the comparator arm (median OS: 13.9 months versus 12.2 months, hazard ratio: 0.52; p-value: 0.010). The patients in the intermittent arm also experienced a significant improvement in DoR relative to those in the comparator arm (median DoR: 5.6 months versus 3.6 months, hazard ratio: 0.26; p-value: 0.001).
Safety and tolerability of relacorilant plus nab-paclitaxel were comparable to nab-paclitaxel monotherapy. Based on these positive results, we plan to initiate a pivotal Phase 3 trial in the second quarter of 2022.
Relacorilant in Patients with Adrenal Cancer with Cortisol Excess. We are conducting an open-label, Phase 1b trial of relacorilant plus the PD-1 checkpoint inhibitor pembrolizumab in 20 patients with metastatic or unresectable adrenal cancer whose tumors produce cortisol. The trial is examining whether adding relacorilant to pembrolizumab therapy reduces cortisol-activated immune suppression sufficiently to help pembrolizumab achieve its intended tumor-killing effect. Relacorilant is also expected to treat the patients’ Cushing's syndrome generated by their tumors’ excess production of cortisol.
Exicorilant and Relacorilant in Patients with Castration-Resistant Prostate Cancer (“CRPC”). Androgen deprivation is the standard treatment for metastatic prostate cancer because androgens stimulate prostate tumor growth. Tumors often escape androgen deprivation therapy when cortisol’s activity at the GR supplants androgen’s in stimulating tumor growth. Combining a cortisol modulator with an androgen modulator may block this escape route. We are conducting a dose-finding trial of our proprietary, selective cortisol modulator exicorilant in combination with enzalutamide in patients with metastatic CRPC. Investigators at the University of Chicago are conducting a dose-finding trial of relacorilant combined with enzalutamide in the same patient population.

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
GRATITUDE is evaluating whether a daily dose of miricorilant (600 mg) can reverse recent AIWG. Study participants receive their established antipsychotic medication plus either miricorilant or placebo for 12 weeks. GRATITUDE has enrolled patients with schizophrenia or bipolar disorder and is being conducted at 30 sites in the United States.
GRATITUDE II is evaluating whether miricorilant can reverse long-standing AIWG. Study participants receive their established antipsychotic medication plus either miricorilant (600 mg or 900 mg daily) or placebo for 26 weeks. GRATITUDE II has enrolled patients with schizophrenia and is being conducted at 35 centers in the United States.
The primary endpoint in both the GRATITUDE and GRATITUDE II trials is the change in body weight from baseline, relative to placebo. Other important metabolic endpoints are also being measured. Both trials have completed enrollment.
Liver Disease. We are studying miricorilant as a potential treatment for nonalcoholic steatohepatitis (“NASH”). In April 2021, we suspended our Phase 2a trial after observing elevated liver enzymes in four of the five patients who received miricorilant, which resolved after miricorilant was withdrawn. The patients with elevated liver enzymes also exhibited large, rapid reductions in liver fat. We are conducting a Phase 1b dose-finding trial in patients with presumed NASH to see if an alternative miricorilant dosing regimen can capture this benefit without causing excessive liver irritation.
Amyotrophic Lateral Sclerosis (“ALS”)
We have completed our Phase 1 trial of our selective cortisol modulator dazucorilant, which has shown promise in animal models of ALS. We plan to advance it to Phase 2 as a potential treatment for ALS.
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
We expect that pandemic-related impediments to our business will continue so long as there are COVID-19 public health restrictions and/or risk-reducing behavior by physicians and patients.
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
Net product revenue was $93.7 million for the three months ended March 31, 2022, compared to $79.4 million for the comparable period in 2021. For the three months ended March 31, 2022, higher sales volumes accounted for 53.6 percent of the increases. Increases in the average price of Korlym accounted for the remaining growth due to price increases effective January 1, 2022 and March 1, 2021.
Cost of sales – Cost of sales includes the cost of API, tableting, packaging, personnel, overhead, stability testing and distribution.
Cost of sales was $1.3 million for each of the three months ended March 31, 2022 and 2021. Cost of sales as a percentage of revenue was 1.3 percent and 1.6 percent for the three months ended March 31, 2022 and 2021, respectively. The decrease in cost of sales as a percentage of revenue was due to reduced manufacturing costs.
Research and development expense – Research and development expense includes the cost of (1) recruiting and compensating development personnel, (2) third-party costs for clinical trials, (3) drug product and preclinical studies in support of clinical trials and regulatory submissions, (4) discovery research and (5) the development of drug formulations and manufacturing processes.
Research and development expense was $28.1 million for the three months ended March 31, 2022, compared to $29.0 million for the comparable period in 2021. The decrease was primarily due to reduced spending on our Phase 2 trial in ovarian cancer and our Phase 3 trial in pancreatic cancer, as patients completed their time on study, partially offset by increased spending on employee recruiting and compensation expenses and the advancement of our other development programs.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Development programs:
Oncology	$3,823	$5,959
Cushing’s syndrome	7,107	7,634
Metabolic diseases	5,377	5,951
Pre-clinical and early-stage selective cortisol modulators	5,306	4,096
Unallocated activities, including manufacturing and regulatory activities	3,136	1,877
Stock-based compensation	3,371	3,505
Total research and development expense	$28,120	$29,022
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
Selling, general and administrative expense – Selling, general and administrative expense includes (1) compensation of employees, consultants and contractors engaged in commercial and administrative activities, (2) the cost of vendors supporting commercial activities and (3) legal and accounting fees.
Selling, general and administrative expense was $37.5 million for the three months ended March 31, 2022, compared to $29.5 million for the comparable period in 2021. The increase was due to increased employee compensation expenses, legal fees, and sales and marketing expenses.

We expect our selling, general and administrative expense to be higher in 2022 than in 2021 due to increased commercial and administrative activities, including litigation and administrative support for increased research and development and marketing efforts.
Interest and other income – Interest and other income was $0.1 million for the three months ended March 31, 2022, compared to $0.3 million for the comparable period in 2021. The decrease in interest and other income was due to a lower cash and investments balance.
Income tax (expense) benefit – Income tax expense was $4.1 million for the three months ended March 31, 2022, compared to an income tax benefit of $3.6 million for the comparable period in 2021. The change was primarily due to an increase in income before income taxes and a decrease in excess tax deductions from stock-based compensation as compared to the corresponding period in 2021.
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
As of March 31, 2022, we had cash, cash equivalents and marketable securities of $368.1 million, consisting of cash and cash equivalents of $61.9 million and marketable securities of $306.2 million, compared to cash, cash equivalents and marketable securities of $335.8 million, consisting of cash and cash equivalents of $77.6 million and marketable securities of $258.2 million as of December 31, 2021.
The cash in our bank accounts and our marketable securities could be affected if the financial institutions holding them were to fail or severely adverse conditions were to arise in the markets for public or private debt securities. We have never experienced a lack of access to cash or material realized losses.
Net cash provided by operating activities was $35.2 million for the three months ended March 31, 2022, compared to $25.4 million for the comparable period in 2021. This increase was primarily due to higher revenue.
Net cash used in investing activities was $50.5 million for the three months ended March 31, 2022, compared to $3.3 million for the comparable period in 2021. The increase was primarily due to allocation of cash generated from our operating activities towards marketable securities instead of share repurchases.
Net cash used in financing activities was $0.5 million for the three months ended March 31, 2022, compared to $45.9 million for the comparable period in 2021. In the three months ended March 31, 2022, we spent $1.9 million acquiring shares of our common stock in connection with the net exercise of employee and executive stock options, offset by $1.4 million received from the exercise of stock options. In the comparable period in 2021, we spent $50.0 million acquiring shares of our common stock ($33.5 million pursuant to our Stock Purchase Program that expired on September 30, 2021 and $16.4 million in connection with the net exercise of employee and director stock options), offset by $4.0 million received from the exercise of stock options.
As of March 31, 2022, we had retained earnings of $217.8 million.
Contractual Obligations and Commitments
Our contractual payment obligations and purchase commitments are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. Our payment obligations and purchase commitments did not change materially during the three months ended March 31, 2022. See Note 4 to our Unaudited Condensed Consolidated Financial Statements for more information regarding our purchase commitments.

Off-Balance Sheet Arrangements
None.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and judgments that affect the amount of assets, liabilities and expenses we report. We base our estimates on historical experience and on other assumptions we believe to be reasonable. Actual results may differ from our estimates. Our significant accounting policies are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There were no changes that occurred during the fiscal quarter covered by this report that materially affected, or are reasonably likely to materially affect, our critical accounting policies and estimates.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks as of March 31, 2022 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. The market risks associated with our cash, cash equivalents and marketable securities, which consist entirely of debt instruments with original maturities of less than 24 months, did not change materially during the three months ended March 31, 2022.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. As of March 31, 2022, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure at the reasonable assurance level.
Changes in internal control over financial reporting. Our Chief Financial Officer and other members of management evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2022 and concluded that there was no change during the quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Teva Litigation
In February 2018, we received a Paragraph IV Notice Letter advising that Teva had submitted an Abbreviated New Drug Application (“ANDA”) to the United States Food and Drug Administration (“FDA”) seeking authorization to manufacture and sell a generic version of Korlym prior to the expiration of patents related to Korlym that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). Teva’s February 5, 2018 Notice Letter alleged that our patents would not be infringed by Teva’s proposed product, were invalid and/or were unenforceable. On March 15, 2018, we filed a lawsuit in the United States District Court for the District of New Jersey against Teva for infringement of our patents. On October 12, 2018, Teva received tentative approval from the FDA for its ANDA. In accordance with the Hatch-Waxman Act, however, FDA final approval of Teva’s ANDA was stayed until August 1, 2020.
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
On May 7, 2019, Teva submitted to the Patent Trial and Appeal Board (“PTAB”) a petition for post-grant review (“PGR”) of the ’214 patent. On November 20, 2019, the PTAB agreed to initiate the PGR, and on November 19, 2020 issued a decision upholding the validity of the ’214 patent in its entirety. Teva appealed its loss to the Federal Circuit Court of Appeals, which on December 7, 2021, ruled in Corcept’s favor.
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
On August 24, 2021, the Court granted our motion in part, but also denied it in part. Certain of plaintiff’s claims have proceeded to discovery. Discovery is currently scheduled to close in April 2023.
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
On January 31, 2022, a purported shareholder derivative complaint was filed in the Delaware Court of Chancery by Joel B. Ritchie, captioned Joel B. Ritchie v. G. Leonard Baker, et al., Case No. 2022-0102-SG. The complaint named our board of directors, Chief Executive Officer, current Chief Business Officer, and President of Corcept Endocrinology as defendants, and us as nominal defendant. The complaint alleges a single cause of action for breach of fiduciary duty. The complaint seeks damages in an amount to be proved at trial. On April 20, 2022, the case was further stayed pending a resolution of the Melucci litigation.
We will respond to this complaint vigorously but cannot predict the outcome of this matter.

In November 2021, we received a records subpoena from the United States Attorney’s Office for the District of New Jersey (the “NJ USAO”) pursuant to Section 248 of the Health Insurance Portability and Accountability Act of 1996 (HIPAA) seeking information relating to the sale and promotion of Korlym, our relationships with and payments to health care professionals who can prescribe or recommend Korlym and prior authorizations and reimbursement for Korlym. The NJ USAO has informed us that it is investigating whether any criminal or civil violations by us occurred in connection with the matters referenced in the subpoena. It has also informed us that it does not currently consider us a defendant but rather an entity whose conduct is within the scope of the government’s investigation.
In addition to the above-described matters, we are involved from time-to-time in other legal proceedings arising in the ordinary course of our business. Although the outcome of any such matters and the amount, if any, of our liability with respect to them cannot be predicted with certainty, we do not believe that they will have a material adverse effect on our business, results of operations or financial position.
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
•The COVID-19 pandemic has adversely affected and is continuing to adversely affect our business. Other public health emergencies, natural disasters, terrorism or other catastrophes could further disrupt our activities and render our own or our vendors’ facilities and equipment inoperable or inaccessible and require us to curtail or cease operations.
•New laws, government regulations, or changes to existing laws and regulations could make it difficult or impossible for us to obtain acceptable prices or adequate insurance coverage and reimbursement for Korlym, which would adversely affect our results of operations and financial position.
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
•We may be unable to obtain or maintain regulatory approvals for our product or product candidates, which would prevent us from commercializing our product candidates.
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
•natural disasters or other catastrophes, such as the COVID-19 pandemic, that reduce the ability or willingness of physicians to see patients or of patients to bear the risk of leaving their homes to seek medical care; and
•lack of availability of government or private insurance, the shift of a significant number of patients to Medicaid, which reimburses Korlym at a significantly lower price, or the introduction of government price controls or other price-reducing regulations.
Failure to generate sufficient Korlym revenue could prevent us from fully funding our planned commercial and clinical activities and would likely cause our stock price to decline.
The COVID-19 pandemic has adversely affected and is continuing to adversely affect our business. Other public health emergencies, natural disasters, terrorism or other catastrophes could further disrupt our activities and render our own or our vendors’ facilities and equipment inoperable or inaccessible and require us to curtail or cease operations.
COVID-19, a serious and sometimes fatal illness, has spread to every country in the world and throughout the United States. Many countries, including most states of the United States, reacted by instituting quarantines, “lockdowns” and other public health restrictions on leisure activities, work and travel. In California, where our headquarters are located, and in the states where our clinical specialists and medical science liaisons live and work, residents have been subject to significant public health restrictions. We have been managing our business with limited in-person activities, supplemented primarily by video conference, teleconference and email. Although pandemic-related restrictions have been eased or removed in some places, including California, our business remains subject to pandemic-related controls, which may become more restrictive at any time. We rely on third-party manufacturers, distributors (including the specialty pharmacy that dispenses Korlym), information technology and software service providers, law and accounting firms, clinical research organizations and consultants who are subject to, or may become subject to, pandemic-related controls. If these third parties cannot perform the services we require in a timely way and we cannot successfully implement replacements or workarounds, our business, results of operations and financial condition could be harmed.
COVID-19 has made it difficult to grow our commercial business. Many physicians have reduced the frequency of patient office visits and barred office visits by third parties, including our clinical specialists and medical science liaisons. In addition, many patients have postponed visits to their physicians or testing at clinical laboratories or imaging centers. These precautions have made it harder for physicians to identify patients who may benefit from Korlym, begin their treatment, arrive at an optimum dose and maintain their patients’ regimens.
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
Legal action to enforce or defend intellectual property rights is complex, costly and involves significant commitments of management time. There can be no assurance of a successful outcome. We have sued Teva and Hikma in Federal District Court with respect to their proposed generic versions of Korlym. In November 2020, the PTAB ruled against Teva in a challenge Teva had brought to one of our patents, a ruling which the Federal Circuit Court of Appeals has affirmed. We had also sued Sun with respect to its proposed generic version of Korlym, although we settled that lawsuit in June 2021. The terms of our settlement with Sun are subject to customary review by the Federal Trade Commission and Department of Justice. Please see “Part II, Item 1, Legal Proceedings.” Because Teva has received FDA approval, Teva may choose to begin marketing its generic product at any time, notwithstanding our ongoing litigation. We would seek a court order stopping such a course of action, but even if we were to prevail (i.e., Teva were to withdraw its product and pay us damages), the temporary availability of a generic version of Korlym might materially harm our results of operations and financial condition.
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
Since 2012, a medication owned by the Italian pharmaceutical company Recordati-S.p.A., the somatostatin analogue Signifor® (pasireotide) Injection, has been marketed in both the United States and the European Union (“EU”) for adult patients with Cushing’s disease (a subset of Cushing’s syndrome). On March 6, 2020, the FDA granted Recordati approval to market another cortisol synthesis inhibitor, Isturisa® (osilodrostat) tablets, to treat patients with Cushing’s disease. Osilodrostat is approved in the EU for the treatment of patients with Cushing’s syndrome.
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
In the United States, there have been and continue to be legislative initiatives to contain healthcare costs. The Patient Protection and Affordable Care Act (“ACA”) which was passed in 2010, substantially changed the way health care is financed by both governmental and private insurers. The ACA, among other things, expanded Medicaid program eligibility and access to commercial health insurance coverage, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and promoted a new Medicare Part D coverage gap discount program. The ACA also appropriated funding to comparative clinical effectiveness research, although it remains unclear how the research will affect Medicare coverage and reimbursement or how new information will influence other third-party payer policies.
Other legislative and regulatory changes have been adopted in the United States since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of 2 percent per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, and a 1 percent reduction from May 1, 2022 through June 30, 2022, unless additional Congressional action is taken. In addition, the American Taxpayer Relief Act of 2012, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In March 2021, the American Rescue Plan Act of 2021 was also signed into law, which, among other things, eliminated the statutory cap on drug manufacturers’ Medicaid Drug Rebate Program rebate liability, effective January 1, 2024. Under current law enacted as part of the ACA, drug manufacturers’ Medicaid Drug Rebate Program rebate liability is capped at 100% of the average manufacturer price for a covered outpatient drug. Moreover, the federal government and the individual states in the United States have become increasingly active in developing proposals, passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, formulary flexibility, marketing cost disclosure and transparency measures.
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
The facilities used by our vendors to manufacture and package the API and drug product for Korlym and our product candidates must be approved by the FDA and, in some cases, the European Medicines Agency (“EMA”) or the Medicines and Healthcare products Regulatory Agency (“MHRA”). We do not control the activities of these vendors, including whether they maintain adequate quality control and hire qualified personnel. We are dependent on them for compliance with the regulatory requirements known as current good manufacturing practices (“cGMPs”). If our vendors cannot manufacture material that conforms to our specifications and the strict requirements of the FDA or others, they will not be able to maintain regulatory authorizations for their facilities and we could be prohibited from using the API or drug product they have provided. If the FDA, EMA, MHRA or other regulatory authorities withdraw regulatory authorizations of these facilities, we may need to find alternative vendors or facilities, which would be time-consuming, complex and expensive and could significantly hamper our ability to develop, obtain regulatory approval for and market our products. Sanctions could be imposed on us, including fines, injunctions, civil penalties, refusal of regulators to approve our product candidates, delays, suspensions or withdrawals of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business.
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
We are subject to oversight by the FDA and other regulatory authorities in the United States and elsewhere with respect to our research, testing, manufacturing, labeling, distribution, adverse event reporting, storage, advertising, promotion, recordkeeping and sales and marketing activities. These requirements include submissions of safety information, annual updates on manufacturing activities and continued compliance with FDA regulations, including cGMPs, good laboratory practices and good clinical practices (“GCP”). The FDA enforces these regulations through inspections of us and the laboratories, manufacturers and clinical sites we use. Foreign regulatory authorities have comparable requirements and enforcement mechanisms. Discovery of previously unknown problems with a product or product candidate, such as adverse events of unanticipated severity or frequency or deficiencies in manufacturing processes or management, as well as failure to comply with FDA or other U.S. or foreign regulatory requirements, may subject us to substantial civil and criminal penalties, injunctions, holds on clinical trials, product seizure, refusal to permit the import or export of products, restrictions on product marketing, withdrawal of the product from the market, product recalls, total or partial suspension of production, refusal to approve pending new drug applications (“NDAs”) or supplemental NDAs, and suspension or revocation of product approvals.
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
In November 2021, we received a records subpoena from the NJ USAO seeking information relating to the sale and promotion of Korlym, our relationships with and payments to health care professionals who can prescribe or recommend Korlym and prior authorizations and reimbursement for Korlym. The NJ USAO has informed us that it is investigating whether any criminal or civil violations by us occurred in connection with the matters referenced in the subpoena. It has also informed us that it does not currently consider us a defendant but rather an entity whose conduct is within the scope of the government’s investigation. We are cooperating with the investigation. Please see “Part II, Item 1, Legal Proceedings.”
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
A trial may also be suspended or terminated by us, the trial’s data safety monitoring board, the IRBs governing the sites where the trial is being conducted or the FDA for many reasons, including failure to comply with regulatory requirements or clinical protocols, negative findings in an inspection of our clinical trial operations or trial sites by the FDA or other authorities, unforeseen safety issues, failure to demonstrate a benefit or changes in government regulations. Disruptions caused by the COVID-19 pandemic increase the likelihood of delays in initiating or completing our planned and ongoing clinical trials, thereby increasing their costs. Please see the risk factor, “The COVID-19 pandemic has lengthened the time it takes to initiate and advance some of our clinical trials.”
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
Some of the sites where we are conducting clinical trials have from time-to-time stopped enrolling new patients or reduced the frequency with which enrolled patients see their physicians. Some clinical sites have temporarily stopped initiating new trials. Many patients are reluctant to participate in procedures required by our clinical trial protocols because they fear infection. In general, COVID-19 has slowed the pace of our clinical trials, including our studies in Cushing’s syndrome and Antipsychotic-Induced Weight Gain (“AIWG”). Studies of diseases perceived to be acutely life-threatening, such as advanced solid tumors, have not experienced delay or disruption.
We may continue to experience disruptions from the COVID-19 pandemic, which could have a material adverse impact on our clinical trial plans and timelines, including:
•delays in enrolling patients or the loss of enrolled patients due to COVID-19 related restrictions;
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
•we may be required to create a Risk Evaluation and Mitigation Strategy, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers and/or other elements to assure safe use;
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

We cannot assure investors that a liquid trading market for our common stock will exist at any particular time. As a result, holders of our common stock may not be able to sell shares quickly or at the current market price. During the 52-week period ended April 28, 2022, our average daily trading volume was approximately 937,877 shares and the intra-day sales prices per share of our common stock on The Nasdaq Stock Market ranged from $15.82 to $25.68. As of April 28, 2022, our officers, directors and principal stockholders beneficially owned approximately 19 percent of our common stock.
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
In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Confidentiality of Medical Information Act imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. Further, on June 28, 2018, California enacted the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act, or CPRA, recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. Similar laws have been passed in Virginia, Colorado and Utah, and have been proposed at the federal level and in other states, reflecting a trend toward more stringent privacy legislation in the United States.
The GDPR went into effect in 2018 and imposes stringent requirements for controllers and processors of personal data of individuals within the European Economic Area (“EEA”), particularly with respect to clinical trials. The GDPR provides that EEA member states may make their own further laws and regulations limiting the processing of health data, which could limit our ability to use and share personal data or could cause our costs to increase and harm our business and financial condition. In addition, the GDPR increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. Recent legal developments have also created complexity and compliance uncertainty regarding certain transfers of information from the EEA to the United States. For example, on June 16, 2020, the Court of Justice of the European Union, or the CJEU, limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield Framework for purposes of international transfers and imposing further restrictions on use of the standard contractual clauses, or SCCs. These restrictions include a requirement for companies to carry out a transfer impact assessment which, among other things, assesses the laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. The European Commission (“EC”) issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. The GDPR imposes substantial fines for breaches of data protection requirements, which can be up to four percent of global revenue for the preceding financial year or €20 million, whichever is greater, and it also confers a private right of action on data subjects for breaches of data protection requirements. Compliance with European data protection laws is a rigorous and time intensive process that may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our European activities. From January 1, 2021, we have had to comply with the GDPR and separately the United Kingdom GDPR, which, together with the amended United Kingdom Data Protection Act 2018, retains the GDPR in United Kingdom national law, each regime having the ability to fine up to the greater of €20 million/ £17.5 million or 4% of global turnover. It is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term and these changes may lead to additional costs and increase our overall risk exposure. On June 28, 2021, the EC adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in June 2025 unless the EC renews or extends that decision and remains under review by the Commission during this period.
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
We and our vendors have experienced data breaches, theft, “phishing” attacks and other unauthorized access to confidential data and information. Russia’s invasion of Ukraine or another war of international dispute may cause a general increase in the number and severity of such malicious incidents. There can be no assurance that our cybersecurity systems and processes will prevent unauthorized access in the future that causes serious harm to us, our patients or employees. We may also experience security breaches that remain undetected for an extended period.
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
Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA began conducting voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities, in circumstances where the FDA determines that such remote evaluation would be appropriate based on mission needs and travel limitations. In July 2021, the FDA resumed standard inspections of domestic facilities, since that time, the FDA has continued to monitor and implement changes to its inspections to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar changes.If a prolonged government shutdown occurs, or if global health concerns continue to hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Changes in federal, state and local tax laws may reduce our net earnings.
Our earnings are subject to federal, state and local taxes. We offset a portion of our earnings using net operating losses and our taxes using research and development tax credits, which reduces the amount of tax we pay. Some jurisdictions require that we pay taxes or fees calculated as a percentage of sales, payroll expense, or other indicia of our activities. Please see “Part I, Item 1, Notes to Unaudited Condensed Consolidated Financial Statements - Income Taxes.” Changes to existing tax laws could materially increase the amounts we pay, which would reduce our after tax net income.
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
As of April 28, 2022, our officers and directors beneficially owned approximately 19 percent of our common stock. Acting together, these stockholders could significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling stockholders.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
The following table contains information relating to the purchases of our common stock in the three months ended March 31, 2022 as part of the cashless net exercises of stock options (in thousands, except average price per share):

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Purchase Price of Shares(2)
January 1, 2022 to January 31, 2022	25	$17.16	$435
February 1, 2022 to February 28, 2022	94	22.51	2,126
March 1, 2022 to March 31, 2022	185	24.14	4,476
Total	305	$23.05	$7,037

(1) In January 2022, we issued 40,000 shares of common stock as part of a net-share settlement of a cashless option exercise, of which 25,350 shares were surrendered to us in satisfaction of related exercise cost and tax obligations. In February 2022, we issued 144,154 shares of common stock as part of net-share settlement of cashless option exercises, of which 94,461 shares were surrendered to us. In March 2022, we issued 256,809 shares of common stock as part of net-share settlement of cashless option exercises, of which 185,457 shares were surrendered to us.

(2) We paid $1.9 million to satisfy the tax withholding obligations associated with the net-share settlement of these cashless option exercises.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2012).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on February 13, 2017).
10.1	Seventh Amendment to Office Lease Agreement by and between Exponent Realty, LLC and Corcept Therapeutics Incorporated, made and entered into as of March 18, 2022.
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Atabak Mokari, Chief Financial Officer of the registrant.
32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.
32.2	18 U.S.C. Section 1350 Certifications of Atabak Mokari, Chief Financial Officer of the registrant.
101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2022 and 2021, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2022 and 2021, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Equity and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date:	May 5, 2022	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D.
Chief Executive Officer

Date:	May 5, 2022	/s/ Atabak Mokari
Atabak Mokari
Chief Financial Officer

Date:	May 5, 2022	/s/ Joseph D. Lyon
Joseph D. Lyon
Chief Accounting Officer