Form 10-Q
period 2022-06-30
CORCEPT THERAPEUTICS INC
filed 2022-08-04
CIK 1088856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On July 27, 2022, there were 107,105,078 shares of common stock outstanding at a par value of $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2022	December 31, 2021
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$35,346	$77,617
Short-term marketable securities	334,740	145,918
Trade receivables, net of allowances	28,164	27,625
Inventory	5,437	4,988
Prepaid expenses and other current assets	15,358	10,315
Total current assets	419,045	266,463
Strategic inventory	11,978	12,962
Operating lease right-of-use asset	2,264	514
Property and equipment, net of accumulated depreciation and amortization	862	1,002
Long-term marketable securities	11,890	112,277
Other assets	1,834	3,083
Deferred tax assets, net	48,491	27,455
Total assets	$496,364	$423,756
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,246	$6,908
Accrued research and development expenses	13,803	12,442
Accrued and other liabilities	24,744	27,665
Short-term operating lease liability	2,264	526
Total current liabilities	49,057	47,541
Long-term accrued income taxes payable	4,981	409
Total liabilities	54,038	47,950
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock	—	—
Common stock	128	127
Treasury stock	(426,814)	(410,411)
Additional paid-in capital	625,976	591,349
Accumulated other comprehensive loss	(2,141)	(227)
Retained earnings	245,177	194,968
Total stockholders’ equity	442,326	375,806
Total liabilities and stockholders’ equity	$496,364	$423,756
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product revenue, net	$103,386	$91,588	$197,074	$171,025
Operating expenses:
Cost of sales	1,316	1,384	2,566	2,652
Research and development	32,825	28,232	60,945	57,254
Selling, general and administrative	37,813	30,029	75,362	59,538
Total operating expenses	71,954	59,645	138,873	119,444
Income from operations	31,432	31,943	58,201	51,581
Interest and other income	630	110	710	385
Income before income taxes	32,062	32,053	58,911	51,966
Income tax expense	(4,650)	(5,530)	(8,702)	(1,978)
Net income	27,412	26,523	50,209	49,988

Net income attributable to common stockholders	27,398	26,523	50,196	49,988

Basic net income per common share	$0.26	$0.23	$0.47	$0.43

Diluted net income per common share	$0.24	$0.21	$0.44	$0.39

Weighted-average shares outstanding used in computing net income per common share
Basic	106,289	116,294	106,151	116,555
Diluted	115,399	126,680	115,222	128,204
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	27,412	26,523	50,209	49,988
Other comprehensive income (loss):
Unrealized loss on available-for-sale investments, net of tax effect of $149, $16, $472 and $77, respectively	(470)	(50)	(1,489)	(242)
Foreign currency translation (loss) gain, net of tax	(320)	16	(425)	42
Total comprehensive income	$26,622	$26,489	$48,295	$49,788
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$50,209	$49,988
Adjustments to reconcile net income to net cash provided by operations:
Stock-based compensation	21,367	21,169
Amortization of interest income	1,870	2,471
Depreciation and amortization of property and equipment	404	514
Deferred income taxes	(20,565)	(2,061)
Non-cash amortization of right-of-use asset	1,066	985
Changes in operating assets and liabilities:
Trade receivables	(539)	(1,422)
Inventory	655	1,858
Prepaid expenses and other current assets	(5,043)	(2,047)
Other assets	1,249	860
Accounts payable	680	(1,304)
Accrued research and development expenses	1,361	(591)
Accrued and other liabilities	(2,921)	328
Long-term accrued income taxes	4,572	5
Operating lease liability	(1,078)	(992)
Net cash provided by operating activities	53,287	69,761
Cash flows from investing activities:
Purchases of property and equipment	(31)	(245)
Proceeds from maturities of marketable securities	87,306	244,971
Purchases of marketable securities	(179,571)	(223,268)
Net cash (used in) provided by investing activities	(92,296)	21,458
Cash flows from financing activities:
Proceeds from exercise of stock options, net of issuance costs	1,932	8,786
Repurchase of common stock	—	(62,711)
Cash paid to satisfy statutory withholding requirement for net settlement of cashless option exercises	(5,194)	(18,054)
Net cash used in financing activities	(3,262)	(71,979)
Net (decrease) increase in cash and cash equivalents	(42,271)	19,240
Cash and cash equivalents, at beginning of period	77,617	76,190
Cash and cash equivalents, at end of period	$35,346	$95,430

Supplemental disclosure:
Cost of shares repurchased for net settlement of cashless option exercises	$11,209	$7,704
Recognition of right-of-use asset and lease liability	$2,816	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	116,735	$122	$516,140	$(75,795)	$415	$82,456	$523,338
Issuance of common stock upon exercise of options	1,832	2	10,081	—	—	—	10,083
Purchases of treasury stock	(1,282)	—	—	(33,540)	—	—	(33,540)
Shares purchased to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(808)	—	—	(22,520)	—	—	(22,520)
Stock-based compensation	—	—	10,142	—	—	—	10,142
Other comprehensive loss, net of tax	—	—	—	—	(166)	—	(166)
Net income	—	—	—	—	—	23,465	23,465
Balance at March 31, 2021	116,477	$124	$536,363	$(131,855)	$249	$105,921	$510,802
Issuance of common stock upon exercise of options	855	1	6,660	—	—	—	6,661
Purchases of treasury stock	(1,365)	—	—	(29,170)	—	—	(29,170)
Shares purchased to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(146)	—	—	(3,238)	—	—	(3,238)
Stock-based compensation	—	—	11,131	—	—	—	11,131
Other comprehensive loss, net of tax	—	—	—	—	(34)	—	(34)
Net income	—	—	—	—	—	26,523	26,523
Balance at June 30, 2021	115,821	$125	$554,154	$(164,263)	$215	$132,444	$522,675

Balance at December 31, 2021	105,940	$127	$591,349	$(410,411)	$(227)	$194,968	$375,806
Issuance of common stock upon exercise of options	586	1	6,543	—	—	—	6,544
Shares purchased to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(305)	—	—	(7,037)	—	—	(7,037)
Stock-based compensation	—	—	10,825	—	—	—	10,825
Other comprehensive loss, net of tax	—	—	—	—	(1,124)	—	(1,124)
Net income	—	—	—	—	—	22,797	22,797
Balance at March 31, 2022	106,221	$128	$608,717	$(417,448)	$(1,351)	$217,765	$407,811
Issuance of common stock upon exercise of options and vesting of restricted stock	873	—	6,597	—	—	—	6,597
Shares purchased to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(436)	—	—	(9,366)	—	—	(9,366)
Stock-based compensation	—	—	10,662	—	—	—	10,662
Other comprehensive loss, net of tax	—	—	—	—	(790)	—	(790)
Net income	—	—	—	—	—	27,412	27,412
Balance at June 30, 2022	106,658	$128	$625,976	$(426,814)	$(2,141)	$245,177	$442,326
The accompanying notes are an integral part of these condensed consolidated financial statements

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
Description of Business and Basis of Presentation
Corcept Therapeutics Incorporated is a commercial-stage pharmaceutical company engaged in the discovery and development of medications to treat severe endocrine, oncologic, metabolic and neurological disorders by modulating the effects of the hormone cortisol. In 2012, the United States Food and Drug Administration (“FDA”) approved Korlym (“mifepristone”) 300 mg tablets, as a once-daily oral medication for the treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. We have discovered and patented four structurally distinct series of selective cortisol modulators, consisting of more than 1,000 compounds. We are developing compounds from these series as potential treatments for a broad range of serious disorders.
We were incorporated in the State of Delaware in May 1998. Our headquarters are located in Menlo Park, California.
Basis of Presentation
We have prepared the following in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X: (i) condensed consolidated balance sheet as of June 30, 2022 and (ii) condensed consolidated statements of income, comprehensive income and stockholders’ equity for the three- and six-month periods ended June 30, 2022 and 2021 and (iii) condensed consolidated statements of cash flows for the six-month periods ended June 30, 2022 and 2021. These do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (which in the applicable periods consist only of normal, recurring adjustments) have been included. Operating results for the three- and six-month periods ended June 30, 2022 are not necessarily indicative of the results for the remainder of 2022 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K. The December 31, 2021 balance sheet was derived from audited financial statements at that date.
There have been no material changes to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2021.
2. Composition of Certain Balance Sheet Items
Inventory

	June 30, 2022	December 31, 2021

	(in thousands)
Work in progress	$11,374	$11,450
Finished goods	6,041	6,500
Total inventory	17,415	17,950
Less strategic inventory classified as non-current	(11,978)	(12,962)
Total inventory classified as current	$5,437	$4,988
Because we rely on a single manufacturer to produce Korlym’s active pharmaceutical ingredient (“API”), we have purchased and hold significant quantities of API, included in work in progress inventory. We classify inventory we do not expect to sell within 12 months of the balance sheet date as “Strategic Inventory,” a long-term asset.

Property and equipment, net of accumulated depreciation and amortization

	June 30, 2022	December 31, 2021

	(in thousands)
Furniture and equipment	$1,204	$1,157
Software	1,508	1,508
Leasehold improvements	1,479	1,262
Total property and equipment	4,191	3,927
Less accumulated depreciation and amortization	(3,329)	(2,925)
Property and equipment, net of accumulated depreciation and amortization	$862	$1,002
Accrued and other liabilities

	June 30, 2022	December 31, 2021

	(in thousands)
Government rebates	$12,015	$11,174
Accrued compensation	8,873	13,339
Legal fees	1,351	842
Accrued selling and marketing costs	1,138	1,351
Professional fees	744	150
Other	623	809
Total accrued and other liabilities	$24,744	$27,665
Other assets
    As of June 30, 2022 and December 31, 2021, other assets included $1.7 million and $2.9 million of deposits for clinical trials, respectively.

3. Available-for-Sale Securities and Fair Value Measurements
The available-for-sale securities in our Condensed Consolidated Balance Sheets are as follows:

	June 30, 2022	December 31, 2021

	(in thousands)
Cash equivalents	$15,239	$45,088
Short-term marketable securities	334,740	145,918
Long-term marketable securities	11,890	112,277
Total marketable securities	$361,869	$303,283
The following table presents our available-for-sale securities grouped by asset type:

	Fair Value Hierarchy Level	June 30, 2022				December 31, 2021
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

		(in thousands)
Corporate bonds	Level 2	$150,169	$—	$(1,380)	$148,789	$125,370	$3	$(276)	$125,097
Commercial paper	Level 2	96,468	—	—	96,468	30,963	—	—	30,963
Asset-backed securities	Level 2	27,733	—	(75)	27,658	57,801	—	(67)	57,734
U.S. Treasury securities	Level 1	74,161	—	(447)	73,714	44,473	—	(72)	44,401
Money market funds	Level 1	15,240	—	—	15,240	45,088	—	—	45,088
Total marketable securities		$363,771	$—	$(1,902)	$361,869	$303,695	$3	$(415)	$303,283
We estimate the fair value of marketable securities classified as Level 1 using quoted market prices obtained from a commercial pricing service for these or identical investments. We estimate the fair value of marketable securities classified as Level 2 using inputs that may include benchmark yields, reported trades, broker/dealer quotes and issuer spreads.
We periodically review our debt securities to determine if any of our investments is impaired due to the issuer’s poor credit or other reasons. If the fair value of our investment is less than our amortized cost, we evaluate quantitative and subjective factors – including, but not limited to, the nature of security, changes in credit ratings and analyst reports concerning the security’s issuer and industry, interest rate fluctuations and general market conditions to determine whether an allowance for credit losses is appropriate.
As of June 30, 2022 and December 31, 2021, unrealized losses on our available-for-sale debt securities were $1.9 million and $0.4 million, respectively.
None of our investments, including those with unrealized losses, are impaired. Unrealized losses on our investments are due to interest rate fluctuations. We do not intend to sell investments that currently have unrealized losses and it is highly unlikely that we will sell any investment before recovery of its amortized cost basis, which may be at maturity. Accordingly, we have not recorded an allowance for credit losses for these investments.
We classified accrued interest on our marketable securities of $1.7 million and $1.4 million as of June 30, 2022 and December 31, 2021, respectively, as prepaid and other current assets on our condensed consolidated balance sheets.
As of June 30, 2022, all our marketable securities had original maturities of less than two years. The weighted-average maturity of our holdings was six months. As of June 30, 2022, our long-term marketable securities had remaining maturities ranging from 12 to 21 months. None of our marketable securities changed from one fair value hierarchy to another during the three and six months ended June 30, 2022.
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
As the operating lease for our facilities does not expressly state an interest rate, we calculated the present value of remaining lease payments using a discount rate equal to the interest rate we would pay on a collateralized loan with monthly payments and a term equal to the monthly payments and remaining term of our lease. We recognize operating lease payments as expenses using the straight-line method over the term of the lease.
Operating lease expense for the three and six months ended June 30, 2022 was $0.6 million and $1.1 million, respectively, compared to $0.5 million and $1.0 million, respectively, for the comparable periods in 2021.
Our right-of-use assets and related lease liabilities were as follows (in thousands, except weighted average amounts):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Cash paid for operating lease liabilities	$578	$530	$1,108	$1,044
Right-of-use assets obtained in exchange for new operating lease obligations	$—	$—	$2,816	$—
Weighted-average remaining lease term			12 months	9 months
Weighted-average discount rate			4.0%	4.8%
As of June 30, 2022, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

2022 (remainder)	$1,157
2023	1,157
Total lease payments	2,314
Less imputed interest	(50)
Present value of operating lease liabilities	$2,264
6. Stockholders’ Equity
Incentive Award Plan
We have one stock option plan – the Corcept Therapeutics Incorporated 2012 Incentive Award Plan (the “2012 Plan”). In December 2021, our Board of Directors authorized a 4.2 million increase in the shares available for grant under the 2012 Plan.
Stock Options
During the three and six months ended June 30, 2022, we issued 0.9 million and 1.5 million, respectively, shares of our common stock upon the exercise of stock options. Some option holders exercised their options on a “net exercise” basis, pursuant to which they surrendered to us, and we purchased from them, at the then current market price, shares equal in value to the associated exercise price and tax withholding obligations. During the three and six months ended June 30, 2022, we purchased 0.4 million and 0.7 million shares in connection with such option net exercises and paid $3.3 million and $5.2 million, respectively, to satisfy associated tax withholding obligations.
During the three and six months ended June 30, 2021, we issued 0.9 million and 2.7 million, respectively, shares of our common stock upon the exercise of stock options. During the three and six months ended June 30, 2021, we purchased

0.1 million and 1.0 million shares in connection with option net exercises and paid $1.6 million and $18.1 million, respectively, to satisfy associated tax withholding obligations.
We recorded purchased shares as treasury stock on our condensed consolidated balance sheets at cost. As of June 30, 2022 and December 31, 2021, we had 22.0 million and 21.3 million treasury shares outstanding, respectively.
Restricted Stock Units (“RSUs”)
During the three months ended March 31, 2022, we granted employees 0.2 million RSUs with a weighted-average grant date fair value of $19.34 per share. No RSUs were granted during the three months ended June 30, 2022.
Restricted Stock Awards (“RSAs”)
During the three and six months ended June 30, 2022, we granted employees 0.1 million RSAs with a weighted-average grant date fair value of $22.58 per share. RSAs include voting and dividend rights and are therefore “participating” shares for the purpose of calculating basic and diluted net income per share. See “Note 7” below. No RSAs vested during the periods.
Employee Stock Purchase Plan (“ESPP”)
In February 2022, we adopted an ESPP that allows employees to set aside, by means of payroll deductions, up to ten percent of their annual cash compensation for the purchase of our common stock. Shares are issued to participating employees from the 2012 Plan on March 1st and September 1st of each year (or, if those dates fall on holidays or weekends, on the first business day thereafter) at the then-current fair market value of our stock, as determined at the close of trading on those days. Payroll deductions for participating employees began April 1, 2022, and the first purchase under the plan will take place on September 1, 2022.
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
The Company values restricted stock at the closing market price of the Company’s common stock on the date of grant.
The following table summarizes our stock-based compensation by account:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Stock-based compensation capitalized in inventory	$56	$63	$120	$104
Cost of sales	14	16	30	26
Research and development	3,186	3,825	6,557	7,330
Selling, general and administrative	7,406	7,227	14,780	13,813
Total stock-based compensation	$10,662	$11,131	$21,487	$21,273

7. Net Income Per Share
We compute our basic and diluted net income per share in conformity with the two-class method required for companies with participating shares. Under the two-class method, net income is determined by allocating net income between common stock and unvested RSAs. We compute basic net income per share by dividing our net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. We compute diluted net income per share by dividing our net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, including potentially dilutive stock options and unvested RSUs, less unvested RSAs. We use the treasury stock method to determine the number of dilutive shares of common stock resulting from stock options and unvested RSUs.
The following table shows the computation of net income per share for each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands, except per share amounts)
Numerator:
Net income attributable to common stockholders	$27,398	$26,523	$50,196	$49,988
Denominator:
Weighted-average shares used to compute basic net income per common share	106,289	116,294	106,151	116,555
Dilutive effect of employee stock options and unvested RSUs	9,110	10,386	9,071	11,649
Weighted-average shares used to compute diluted net income per common share	115,399	126,680	115,222	128,204
Net income per share attributable to common stockholders
Basic	$0.26	$0.23	$0.47	$0.43
Diluted	$0.24	$0.21	$0.44	$0.39
As of June 30, 2022, we had 25.4 million stock options, 0.2 million RSUs and 0.1 million RSAs outstanding. As of June 30, 2021, we had 26.0 million stock options outstanding and no outstanding RSUs or RSAs.
We excluded from the computation of diluted net income per share, on a weighted-average basis, 7.8 million and 7.3 million stock options and unvested RSUs outstanding during the three and six months ended June 30, 2022, respectively, and 4.6 million and 3.5 million stock options outstanding during the three and six months ended June 30, 2021, respectively, because including them would have reduced dilution.
8. Income Taxes
We recorded income tax expense of $4.7 million and $8.7 million for the three and six months ended June 30, 2022, respectively. In the three and six months ended June 30, 2021, our income tax expense was $5.5 million and $2.0 million, respectively. The decrease in income tax expense during the three months ended June 30, 2022 was primarily due to increased research credits generated as compared to the corresponding period in 2021. The increase in income tax expense during the six months ended June 30, 2022 was primarily due to increased income before income taxes and decreased excess tax deductions from stock-based compensation as compared to the corresponding period in 2021.
Our effective tax rate differs from the federal statutory rate due to state income taxes and the non-deductible portion of our stock-based compensation, which increased our tax expense, offset by research and development tax credits and the excess tax deduction arising from the exercise of employee stock options, which reduced our taxable income.
During the three and six months ended June 30, 2022, unrecognized tax benefits increased by $0.6 million and $1.0 million, respectively. As of June 30, 2022, the Company had unrecognized tax benefits of $8.1 million that, if recognized, would reduce the Company’s effective tax rate and approximately $2.1 million of unrecognized tax benefits that would not reduce the effective tax rate, because they would be offset by an increase in the valuation allowance.

Each quarter, we assess the likelihood that we will generate sufficient taxable income to use our federal and state deferred tax assets. If we believe that use of these deferred tax assets is not more likely than not, we establish a valuation allowance offsetting them on our balance sheet. Because it requires us to estimate our future taxable income, significant judgment is required in assessing the need for a valuation allowance. We consider all available evidence, including our recent operating results and our forecasts of future taxable income. Except for the valuation allowances that offsets the value of our California net deferred tax assets, we have determined that it is more likely than not we will realize the benefit related to our deferred tax assets. To the extent we increase a valuation allowance, we will include an expense in the Condensed Consolidated Statement of Comprehensive Income in the period in which such determination is made.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. Although Congress is considering legislation that would defer the amortization requirement to later years, it is not certain that the provision will be repealed or otherwise modified. As of June 30, 2022, the requirement has not been modified. Accordingly, we have capitalized our research and development expenses, resulting in significantly higher cash paid for taxes as compared to prior years.
9. Subsequent Events
On August 1, 2022, we amended the pharmaceutical manufacturer services agreement between us and Optime Care, Inc. (“Optime”), dated as of August 4, 2017 (the “Optime Agreement”), to extend its term to September 30, 2022.
The material terms of the Optime Agreement are described in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2017, as qualified by reference to the original agreement, a copy of which was filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on November 2, 2017.
On August 2, 2022, we entered into a distribution and services agreement (the “Agreement”) with Orsini Pharmaceutical Services, LLC (“Orsini”) under the terms of which, subject to certain exceptions, Orsini will act as the exclusive specialty pharmacy dispensing Korlym in the United States. Pursuant to the Agreement, Orsini will provide services related to pharmacy operations; patient intake, access and reimbursement; patient support; shipping, claims management and accounts receivable; and reporting. The Agreement's initial term ends August 31, 2027, unless earlier terminated.
The Agreement contains customary termination provisions, representations, warranties and covenants. Subject to certain limitations, we will indemnify Orsini for third-party claims related to Korlym. Each party will indemnify the other for certain breaches of representations, warranties, covenants and other specified matters. The Agreement may be extended by the mutual written agreement of the parties.
The foregoing description of the Agreement is qualified in its entirety by reference to the Agreement, which will be filed as an exhibit to our Quarterly Report on Form 10-Q for the period ending September 30, 2022.

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
We make statements in this section that are “forward-looking” within the meaning of the federal securities laws. For a complete discussion of such statements and the potential risks and uncertainties that may affect their accuracy, see the “Risk Factors” section of this Form 10-Q and the “Overview” and “Liquidity and Capital Resources” sections of this MD&A.
Overview
We are a commercial-stage company engaged in the discovery and development of drugs to treat severe endocrine, oncologic, metabolic and neurological disorders by modulating the effects of the hormone cortisol. Since 2012, we have marketed Korlym (mifepristone) for the treatment of patients suffering from Cushing’s syndrome. Our portfolio of proprietary selective cortisol modulators consists of four structurally distinct series totaling more than 1,000 compounds.
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
Relacorilant. We are conducting two Phase 3 trials (named GRACE and GRADIENT) of our proprietary, selective cortisol modulator, relacorilant, as a treatment for patients with Cushing’s syndrome. Relacorilant was well-tolerated in its Phase 1 and Phase 2 trials. Patients in the Phase 2 trial exhibited meaningful improvements in glucose control, hypertension, weight, liver function, coagulopathy, cognition, mood, insulin resistance and quality of life measures. Relacorilant shares Korlym’s affinity for the glucocorticoid receptor (“GR”), but, unlike Korlym, has no affinity for the progesterone receptor (“PR”), and so is not the “abortion pill” and does not cause other effects associated with PR affinity, including endometrial thickening and vaginal bleeding. Relacorilant also does not appear to cause hypokalemia (low potassium), a potentially serious condition that is a leading cause of patients stopping treatment with Korlym. Forty-four percent of patients in Korlym’s pivotal trial experienced hypokalemia.
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
Our second Phase 3 trial of relacorilant, GRADIENT, is studying patients whose Cushing’s syndrome is caused by a benign adrenal tumor. These patients often exhibit less severe symptoms or have a more gradual course of disease than patients with other etiologies of Cushing’s syndrome, although their health outcomes are ultimately poor. Half of the patients in GRADIENT will receive relacorilant for 26 weeks and half will receive placebo. The trial’s primary endpoints are improvements in glucose metabolism and hypertension. The planned enrollment for this study is 130 patients. Many of the clinical sites in GRACE are also participating in GRADIENT.
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
Oncology
There is substantial evidence that cortisol activity at the GR reduces the efficacy of certain anti-cancer therapies and that modulating cortisol’s activity may help anti-cancer treatments achieve their intended effect. In some cancers, cortisol retards cellular apoptosis – the tumor-killing effect many treatments are meant to stimulate. In other cancers, cortisol activity promotes tumor growth. Cortisol also suppresses the body’s immune response; activating – not suppressing – the immune system is beneficial in fighting certain cancers. Many types of solid tumors express the GR and are potential targets for cortisol modulation therapy, among them ovarian, adrenal and prostate cancer.
Relacorilant in Patients with Advanced Ovarian Cancer. In May 2021, we announced preliminary results from our 178-patient, controlled, multi-center, Phase 2 trial of relacorilant combined with nab-paclitaxel in patients with platinum-resistant ovarian cancer. Study participants were randomized to one of three treatment arms: 60 women received 150 mg of relacorilant intermittently (the day before, the day of and the day after their weekly nab-paclitaxel infusion) and 58 women received a daily relacorilant dose of 100 mg per day in addition to nab-paclitaxel. Sixty women received nab-paclitaxel alone. The trial’s primary endpoint was progression-free survival (i.e., the time from random assignment in a clinical trial to disease progression or death from any cause or “PFS”).
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
Safety and tolerability of relacorilant plus nab-paclitaxel were comparable to nab-paclitaxel monotherapy.
In June 2022, we began a pivotal Phase 3 trial (“ROSELLA”). ROSELLA has a planned enrollment of 360 women with recurrent, platinum-resistant ovarian cancer, randomized 1:1 to receive either relacorilant plus nab-paclitaxel or nab-paclitaxel monotherapy. The primary endpoint is PFS, with overall survival as a key secondary endpoint. Patients in ROSELLA will have received prior bevacizumab therapy, which is the standard of care in the United States for patients with platinum-resistant ovarian cancer. Women with a history of tumors that do not respond to initial platinum-based treatments (i.e., women with “primary platinum-refractory” disease) and those who have received more than three prior lines of therapy will be excluded.
In our Phase 2 trial, women who met the entry criteria for ROSELLA and received relacorilant intermittently experienced significantly improved PFS (median: 7.3 months versus 3.7 months, hazard ratio: 0.40; p-value: 0.005) and OS (median: 17.9 months versus 12.6 months, hazard ratio: 0.38; p-value: 0.011) relative to patients in the comparator arm. The patients in the intermittent arm also experienced a significant improvement in DoR relative to those in the comparator arm (median: 5.6 months versus 3.1 months, hazard ratio: 0.29; p-value: 0.016).
Relacorilant in Patients with Adrenal Cancer with Cortisol Excess. We are conducting an open-label, Phase 1b trial of relacorilant plus the PD-1 checkpoint inhibitor pembrolizumab in 20 patients with metastatic or unresectable adrenal cancer whose tumors produce cortisol. The trial is examining whether adding relacorilant to pembrolizumab therapy reduces cortisol-activated immune suppression sufficiently to help pembrolizumab achieve its intended tumor-killing effect. Relacorilant is also expected to treat the patients’ Cushing’s syndrome generated by their tumors’ excess production of cortisol.
Exicorilant and Relacorilant in Patients with Castration-Resistant Prostate Cancer (“CRPC”). Androgen deprivation is the standard treatment for metastatic prostate cancer because androgens stimulate prostate tumor growth. Tumors often escape androgen deprivation therapy when cortisol’s activity at the GR supplants androgen’s activity at the androgren receptor in stimulating tumor growth. Combining a cortisol modulator with an androgen modulator may block this escape route. We have completed a dose-finding trial of our proprietary, selective cortisol modulator exicorilant in combination with enzalutamide in patients with metastatic CRPC. Investigators at the University of Chicago also completed a dose-finding trial of relacorilant combined with enzalutamide in the same patient population. This program will proceed as a randomized, placebo-controlled Phase 2 trial of relacorilant plus enzalutamide in patients with prostate cancer in collaboration with the University of Chicago.
Metabolic Diseases
Antipsychotic-Induced Weight Gain (“AIWG”). In the United States, six million people take antipsychotic medications such as olanzapine and risperidone to treat illnesses such as schizophrenia, bipolar disorder and depression. While these drugs are very effective, they often cause rapid and sustained weight gain, other metabolic disturbances and, ultimately, cardiovascular disease. Patients taking these medications experience a 10 to 25-year reduction in life expectancy, due largely to increased cardiovascular events, such as heart attacks and strokes. We are studying our selective cortisol modulator miricorilant as a potential treatment for AIWG.
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
GRATITUDE II is evaluating whether a daily dose of miricorilant can reverse long-standing AIWG. Study participants receive their established antipsychotic medication plus either miricorilant (600 mg or 900 mg daily) or placebo for 26 weeks. GRATITUDE II has enrolled patients with schizophrenia and is being conducted at 35 sites in the United States.
The primary endpoint in both the GRATITUDE and GRATITUDE II trials is the change in body weight from baseline, relative to placebo. We are also measuring other important metabolic endpoints. In both trials, the last patients have completed their course of treatment. Data is expected by the end of 2022.
Liver Disease. We are studying miricorilant as a potential treatment for nonalcoholic steatohepatitis (“NASH”). In April 2021, we suspended our Phase 2a trial after observing elevated liver enzymes, as well as large, rapid reductions in liver fat, in four of the five patients who had received miricorilant. Liver enzyme levels in all affected patients returned to baseline or below baseline after miricorilant was withdrawn. We are conducting a Phase 1b dose-finding trial in patients with presumed NASH to see if an alternative miricorilant dosing regimen can reduce liver fat without causing excessive liver irritation.
Amyotrophic Lateral Sclerosis (“ALS”)
We are initiating a Phase 2 trial of our selective cortisol modulator dazucorilant (the “DAZALS” trial) in patients with ALS. DAZALS has a planned enrollment of 198 patients, randomized 1:1:1 to receive either 150 mg or 300 mg of dazucorilant or placebo daily for 24 weeks. The primary endpoints are ALS Functional Rating Scale-Revised (ALSFRS-R) total score and safety.
COVID-19 Pandemic
Much of the world has been impacted by the global COVID-19 pandemic, including California, where we are headquartered, and in the jurisdictions where our vendors are located and where we sell Korlym and conduct clinical trials.
Public health restrictions put in place to reduce the impact of COVID-19, as well as measures voluntarily undertaken by patients, physicians, hospitals and medical clinics, have reduced our revenue and make it difficult to grow our Korlym business.
The pandemic’s impact on the pace of our clinical development programs has been variable. Our trials of indications not considered immediately life-threatening, such as Cushing’s syndrome have experienced slower enrollment. In addition, some clinical sites have stopped enrolling new patients or have reduced the frequency with which physicians see study participants. Some sites have suspended or halted the initiation of new clinical trials. Our trials in patients with immediately life-threatening diseases, such as our Phase 2 trial in women with platinum-resistant ovarian cancer, did not encounter delays.

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
Net product revenue was $103.4 million and $197.1 million for the three and six months ended June 30, 2022, respectively, compared to $91.6 million and $171.0 million for the comparable periods in 2021. Higher sales volume accounted for 76.0 percent and 63.7 percent of the increases, respectively. Increases in the average price of Korlym accounted for the remaining growth due to price increases effective January 1, 2022 and March 1, 2021.
Cost of sales – Cost of sales includes the cost of API, tableting, packaging, personnel, overhead, stability testing and distribution.
Cost of sales was $1.3 million and $2.6 million for the three and six months ended June 30, 2022, respectively, compared to $1.4 million and $2.7 million for the comparable periods in 2021. Cost of sales as a percentage of revenue was 1.3 percent for the three and six months ended June 30, 2022, respectively, compared to 1.5 percent and 1.6 percent for the comparable periods in 2021. The decreases in cost of sales as a percentage of revenue were due to reduced manufacturing costs.
Research and development expense – Research and development expense includes the cost of (1) recruiting and compensating development personnel, (2) clinical trials, (3) drug product and preclinical studies in support of clinical trials and regulatory submissions, (4) discovery research and (5) the development of drug formulations and manufacturing processes.
Research and development expense was $32.8 million and $60.9 million for the three and six months ended June 30, 2022, respectively, compared to $28.2 million and $57.3 million for the comparable periods in 2021. The increases were primarily due to increased spending on the advancement of our development programs and employee compensation expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Development programs:
Oncology	$3,807	$2,069	$7,630	$8,028
Cushing’s syndrome	9,084	8,480	16,191	16,114
Metabolic diseases	5,764	5,169	11,141	11,120
Pre-clinical and early-stage selective cortisol modulators	5,811	6,261	11,117	10,357
Unallocated activities, including manufacturing and regulatory activities	5,173	2,428	8,309	4,305
Stock-based compensation	3,186	3,825	6,557	7,330
Total research and development expense	$32,825	$28,232	$60,945	$57,254
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

Selling, general and administrative expense was $37.8 million and $75.4 million for the three and six months ended June 30, 2022, respectively, compared to $30.0 million and $59.5 million for the comparable periods in 2021. The increases were primarily due to increased employee compensation expenses and legal fees.
We expect our selling, general and administrative expense to be higher in 2022 than in 2021 due to increased commercial and administrative activities, including litigation and administrative support for increased research and development and marketing efforts.
Interest and other income - Interest and other income was $0.6 million and $0.7 million for the three and six months ended June 30, 2022, respectively, compared to $0.1 million and $0.4 million for the comparable periods in 2021. The increases were due to a higher cash and investments balance and market-wide increases in interest rates.
Income tax expense - Income tax expense was $4.7 million and $8.7 million for the three and six months ended June 30, 2022, respectively, compared to income tax expense of $5.5 million and $2.0 million for the comparable periods in 2021. The decrease in income tax expense during the three months ended June 30, 2022 was primarily due to increased research credits generated as compared to the corresponding period in 2021. The increase in income tax expense during the six months ended June 30, 2022 was primarily due to increased income before income taxes and decreased excess tax deductions from stock-based compensation year to date as compared to the corresponding period in 2021.
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
As of June 30, 2022, we had cash, cash equivalents and marketable securities of $382.0 million, consisting of cash and cash equivalents of $35.3 million and marketable securities of $346.6 million, compared to cash, cash equivalents and marketable securities of $335.8 million, consisting of cash and cash equivalents of $77.6 million and marketable securities of $258.2 million as of December 31, 2021.
The cash in our bank accounts and our marketable securities could be reduced or our access to them restricted if the financial institutions holding them were to fail or severely adverse conditions were to arise in the markets for public or private debt securities. We have never experienced a lack of access to cash or material realized losses.
Net cash provided by operating activities was $53.3 million for the six months ended June 30, 2022, compared to $69.8 million for the comparable period in 2021. This decrease was primarily due to higher deferred income taxes resulting from the capitalization of research and development costs.
Net cash used by investing activities was $92.3 million for the six months ended June 30, 2022, compared to net cash provided by investing activities of $21.5 million for the comparable period in 2021. The change was primarily due to allocation of cash generated from our operating activities towards marketable securities rather than share repurchases.
Net cash used in financing activities was $3.3 million for the six months ended June 30, 2022, compared to $72.0 million for the comparable period in 2021. In the six months ended June 30, 2022, we spent $5.2 million acquiring shares of our common stock in connection with the net exercise of employee and executive stock options, offset by $1.9 million received from the exercise of stock options. In the comparable period in 2021, we spent $80.8 million acquiring shares of our common stock ($62.7 million pursuant to our Stock Purchase Program that expired on September 30, 2021 and $18.1 million in connection with the net exercise of employee and director stock options), offset by $8.8 million received from the exercise of stock options.
As of June 30, 2022, we had retained earnings of $245.2 million.
Contractual Obligations and Commitments
Our contractual payment obligations and purchase commitments are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. Our payment obligations and purchase commitments did not change materially during the six months ended June 30, 2022. See Note 4 to our Unaudited Condensed Consolidated Financial Statements for more information regarding our purchase commitments.

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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks as of June 30, 2022 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. The market risks associated with our cash, cash equivalents and marketable securities, which consist entirely of debt instruments with original maturities of less than 24 months, did not change materially during the six months ended June 30, 2022.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. As of June 30, 2022, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure at the reasonable assurance level.
Changes in internal control over financial reporting. Our Chief Financial Officer and other members of management evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2022 and concluded that there was no change during the quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Teva Litigation
In February 2018, we received a Paragraph IV Notice Letter advising that Teva Pharmaceuticals USA, Inc. (“Teva”) had submitted an Abbreviated New Drug Application (“ANDA”) to the FDA seeking authorization to manufacture and sell a generic version of Korlym prior to the expiration of patents related to Korlym that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). On March 15, 2018, we filed a lawsuit in the United States District Court for the District of New Jersey against Teva for infringement of our patents. On October 12, 2018, Teva received tentative approval from the FDA for its ANDA. In accordance with the Hatch-Waxman Act, however, FDA final approval of Teva’s ANDA was stayed until August 1, 2020.
On July 6, 2018, we filed an amended complaint, and on February 8, 2019, we filed a separate lawsuit against Teva, asserting infringement of several patents, including U.S. Patent No. 10,195,214 (the “ʼ214 patent”). On December 13, 2019, we filed a third lawsuit against Teva, asserting infringement of U.S. Patent Nos. 10,500,216 (the “ʼ216 patent”). The District Court consolidated our lawsuits against Teva into a single action and set a trial date of February 2, 2021, which it later vacated. A new trial date has not been set.
On May 7, 2019, Teva submitted to the Patent Trial and Appeal Board (“PTAB”) a petition for post-grant review (“PGR”) of the ’214 patent. On November 20, 2019, the PTAB agreed to initiate the PGR, and on November 19, 2020 issued a decision upholding the validity of the ’214 patent in its entirety. Teva appealed its loss to the Federal Circuit Court of Appeals, which on December 7, 2021, ruled in our favor.
The time for Teva to appeal or seek reconsideration of these adverse decisions has passed. This matter is closed.
This lawsuit against Teva currently asserts the ‘214 patent and the ‘216 patent. The parties have completed briefing cross-motions for summary judgment regarding infringement of the ’214 patent. There is no timetable as to when the Court will rule on these motions and there are currently no further calendared dates for the litigation.
We will vigorously enforce our intellectual property rights relating to Korlym but cannot predict the outcome of this matter.
Sun ANDA Litigation and Settlement
On June 10, 2019, we received a Paragraph IV Notice Letter advising that Sun Pharma Global FZE, Sun Pharma Global, Inc., Sun Pharmaceutical Industries, Inc. and Sun Ltd. (collectively, “Sun”) had submitted an ANDA to the FDA seeking authorization to manufacture, use or sell a generic version of Korlym in the United States prior to the expiration of certain of our patents related to Korlym listed in the Orange Book.
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
On March 12, 2021, we filed a lawsuit in the United States District Court for the District of New Jersey against Hikma for infringement of the ’214 patent, the ʼ216 patent, U.S. Patent Nos. 10,842,800 and U.S. Patent Nos. 10,842,801. The 30-month stay of FDA approval of Hikma’s ANDA expires on August 1, 2023. Hikma responded to our complaint on May 17,

2021, denying our claims. The Court initially entered a schedule for the case setting a fact discovery deadline of July 1, 2022, which deadline it subsequently vacated. A new deadline has not been set.
We intend to vigorously enforce our intellectual property rights relating to Korlym but cannot predict the outcome of this matter.
Other Matters
On March 14, 2019, a purported securities class action complaint was filed in the United States District Court for the Northern District of California by Nicholas Melucci (Melucci v. Corcept Therapeutics Incorporated, et al., Case No. 5:19-cv-01372-LHK) (the “Melucci litigation”). The complaint named us and certain of our executive officers as defendants asserting violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and alleges that the defendants made false and materially misleading statements and failed to disclose adverse facts about our business, operations and prospects. The complaint asserts a putative class period extending from August 2, 2017 to February 5, 2019 and seeks unspecified monetary relief, interest and attorneys’ fees. On October 7, 2019, the Court appointed a lead plaintiff and lead counsel. The lead plaintiff’s consolidated complaint was filed on December 6, 2019.
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
On December 19, 2019, a second purported shareholder derivative complaint was filed in the United States District Court for the District of Delaware by Jeweltex Pension Plan, captioned Jeweltex Pension Plan v. James N. Wilson, et al., Civil Action No. 1:19-cv-02308. The complaint named our board of directors, Chief Executive Officer and current Chief Business Officer as defendants, and us as nominal defendant. The complaint alleges causes of action for breach of fiduciary duty, violation of Section 14(a) of the Exchange Act, waste of corporate assets, contribution and indemnification, aiding and abetting and gross mismanagement. The complaint seeks damages in an amount to be proved at trial. On April 6, 2020, this action was stayed pending a resolution of our motions to dismiss the Melucci litigation. On December 20, 2020, the case was further stayed pending a resolution of our motion to dismiss the third amended complaint in the Melucci litigation. On September 30, 2021, the case was further stayed pending a resolution of the Melucci litigation.
We will respond to this complaint vigorously but cannot predict the outcome of this matter.
On January 31, 2022, a purported shareholder derivative complaint was filed in the Delaware Court of Chancery by Joel B. Ritchie, captioned Joel B. Ritchie v. G. Leonard Baker, et al., Case No. 2022-0102-SG. The complaint named our board of directors, Chief Executive Officer, current Chief Business Officer and President of Corcept Endocrinology as defendants, and us as nominal defendant. The complaint alleges a single cause of action for breach of fiduciary duty. The complaint seeks damages in an amount to be proved at trial. On April 20, 2022, the case was further stayed pending a resolution of the Melucci litigation.
We will respond to this complaint vigorously but cannot predict the outcome of this matter.

In November 2021, we received a records subpoena from the United States Attorney’s Office for the District of New Jersey (the “NJ USAO”) pursuant to Section 248 of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) seeking information relating to the sale and promotion of Korlym, our relationships with and payments to health care professionals who can prescribe or recommend Korlym and prior authorizations and reimbursement for Korlym. The NJ USAO has informed us that it is investigating whether any criminal or civil violations by us occurred in connection with the matters referenced in the subpoena. It has also informed us that it does not currently consider us a defendant but rather an entity whose conduct is within the scope of the government’s investigation.
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
Summary of Principal Risks
The following bullet points summarize the principal risks we face, each of which could adversely affect our business, operations and financial results. For clarity of presentation, we have arranged these risks by the part of our business they most directly affect – (i) commercial operations, (ii) research and development, (iii) capital need and financial results, (iv) intellectual property and (v) our stock price. A sixth group of “general risks” lists risks that affect our business as a whole.
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
General Risks
•We rely on information technology to conduct our business. A breakdown or breach of our information technology systems or our failure to protect confidential information concerning our business, patients or employees could interrupt the operation of our business and subject us to liability.
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
We cannot predict the duration of these impacts on our business or how severe future impacts may be, including supply-chain disruptions and inflationary impacts. If physicians do not prescribe Korlym to new patients or have difficulty increasing a patient’s Korlym dose to its optimal level, or if patients already receiving Korlym discontinue treatment, our revenue will be unlikely to grow and may decline.
Natural disasters, some possibly related to the increasing effects of climate change, could damage or destroy clinical trial sites, our office spaces, the residences of our employees or the facilities or residences of our vendors, contractors or consultants, which could significantly harm our operations.
We are vulnerable to natural disasters, including earthquakes, fires, hurricanes, floods, blizzards and the extended periods of extreme heat, cold and precipitation made more frequent and severe by global warming. For example, our headquarters are in the San Francisco Bay Area, which experiences earthquakes, wildfires and flooding. Our specialty pharmacy, tablet manufacturers and warehouses are in areas subject to hurricanes and tornadoes. All our activities, as well as the activities of our vendors, consultants, clinical investigators, patients, physicians and regulators, are subject to the risks posed by global warming.
The loss of life, property damage and disruptions to electrical power distribution, communications, travel and shipping caused by natural disasters could make it difficult or impossible to conduct our commercial activities or complete our drug discovery activities or clinical trials. Patients may be unwilling or unable to travel to clinical trial sites, for example, or clinical materials or data may be lost.
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
There also continue to be federal and state initiatives to contain healthcare costs, in part informed by the current atmosphere of mounting criticism of prescription drug costs in the United States. We expect governmental oversight and scrutiny of pharmaceutical companies will continue to increase and there will continue to be proposals to change the healthcare system in ways that could harm our ability to sell Korlym profitably. We anticipate that the United States Congress, state legislatures and regulators may implement healthcare policies intended to curb healthcare costs, such as federal and state controls on reimbursement for drugs (including under Medicare and commercial health plans), new or increased requirements to pay prescription drug rebates and penalties to government health care programs and policies that require drug companies to disclose and justify the prices they charge. For example, measures have been introduced in Congress that would impose caps on prescription drug prices and would require manufacturers to negotiate drug pricing with the government.

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
A single third-party manufacturer, Produits Chimiques Auxiliaires et de Synthese SA (“PCAS”), supplies the API in Korlym. Two other third-party manufacturers produce and bottle Korlym tablets. Our agreement with PCAS automatically renews for two one-year terms, unless either party provides 12-months’ written notice of its intent not to renew. We use a single specialty pharmacy, Optime, to dispense Korlym and perform related pharmacy operations, patient support and related services, including the collection of payments from insurers representing approximately 99 percent of our revenue. If Optime does not adhere to its agreements with payers, it may not be able to collect some or all of the payments due to us.
Our agreement with Optime expires September 30, 2022. We have contracted with a different company, Orsini, to be our sole specialty pharmacy thereafter under an agreement that will expire, subject to certain conditions, on August 31, 2027. See Note 9 to our Unaudited Condensed Consolidated Financial Statements Moving our pharmacy activities from Optime to Orsini will be difficult, expensive and involve the transfer of significant amounts of confidential patient and commercial data. Errors can occur at any time that may cause the exposure or loss of such data and delays in shipping Korlym to patients.
In the event any of our vendors fails to perform its contractual obligations to us or is materially impaired in its performance by the COVID-19 pandemic or for any other reason, or if we fail to transfer our pharmacy work from Optime to Orsini without errors, we may experience disruptions and delays in our supply chain and our ability to deliver Korlym to patients, which would adversely affect our business, results of operations and financial position.
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
The active ingredient in Korlym, mifepristone, is approved by the FDA in another drug for the termination of early pregnancy. On June 24, 2022, the United States Supreme Court published its decision in the case of Dobbs v. Jackson Women's Health Organization (“Dobbs”), which overturned Roe v. Wade, the 1973 Supreme Court decision establishing a woman’s right to terminate her pregnancy, subject to certain limitations. Dobbs has stimulated many states to enact laws making abortion illegal in virtually every circumstance, including during early pregnancy. More laws banning or heavily restricting termination of pregnancy may be adopted and existing laws may be made more restrictive. Heightened public perception of mifepristone as an abortifacient may draw the attention of hostile state government officials or political activists to Korlym – even though Korlym is not approved for the termination of pregnancy, we do not promote it for that use and we have taken measures to minimize the chance that it will accidentally be prescribed to a pregnant woman. In addition, physicians and patients may choose not to use Korlym as a treatment for Cushing’s syndrome simply to avoid the risk of terminating a pregnancy.
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
We are subject to oversight by the FDA and other regulatory authorities in the United States and elsewhere with respect to our research, testing, manufacturing, labeling, distribution, adverse event reporting, storage, advertising, promotion, recordkeeping and sales and marketing activities. These requirements include submissions of safety information, annual updates on manufacturing activities and continued compliance with FDA regulations, including cGMPs, good laboratory practices and good clinical practices (“GCPs”). The FDA enforces these regulations through inspections of us and the laboratories, manufacturers and clinical sites we use. Foreign regulatory authorities have comparable requirements and enforcement mechanisms. Discovery of previously unknown problems with a product or product candidate, such as adverse events of unanticipated severity or frequency or deficiencies in manufacturing processes or management, as well as failure to comply with FDA or other U.S. or foreign regulatory requirements, may subject us to substantial civil and criminal penalties, injunctions, holds on clinical trials, product seizure, refusal to permit the import or export of products, restrictions on product marketing, withdrawal of the product from the market, product recalls, total or partial suspension of production, refusal to approve pending new drug applications (“NDAs”) or supplemental NDAs, and suspension or revocation of product approvals.
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
In addition to laws prohibiting off-label promotion, we are also subject to federal and state healthcare fraud and abuse laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices. The United States healthcare laws and regulations that may affect our ability to operate include, but are not limited to:
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
•HIPAA, which created federal criminal laws that prohibit executing a scheme to defraud any health care benefit program or making false statements relating to health care matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•federal “sunshine” laws, including the federal Physician Payment Sunshine Act, that require transparency regarding financial arrangements with health care providers, such as the reporting and disclosure requirements imposed by the ACA on drug manufacturers regarding any “transfer of value” made or distributed to physicians, certain non-physician practitioners, teaching hospitals and ownership or investment interests held by physicians and their immediate family members;
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
The risk of being found in violation of these laws and regulations is increased by the fact that many of them have not been definitively interpreted by regulatory authorities or the courts and their provisions are open to a variety of interpretations. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under them, it is possible that some of our business activities, including our relationships with physicians and other healthcare providers (some of whom recommend, purchase and/or prescribe our products) and the manner in which we promote our products, could be subject to challenge. We are also exposed to the risk that our employees, independent contractors, principal investigators, consultants, vendors, distributors and contract research organizations (“CROs”) may engage in fraudulent or other illegal activity. Although we have policies and procedures prohibiting such activity, it is not always possible to identify and deter misconduct and the precautions we take may not be effective in controlling unknown risks or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with applicable laws and regulations.
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
If we are found in violation of any of the laws described above or any other government regulations, we may be subject to civil and criminal penalties, damages, fines, exclusion from governmental health care programs, a corporate integrity agreement or other agreement to resolve allegations of non-compliance, individual imprisonment and the curtailment or restructuring of our operations, any of which could adversely affect our financial results and ability to operate.
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
Some of the sites where we are conducting clinical trials have, from time-to-time, stopped enrolling new patients or reduced the frequency with which enrolled patients see their physicians. Some clinical sites have temporarily stopped initiating new trials. Many patients are reluctant to participate in procedures required by our clinical trial protocols because they fear infection. In general, COVID-19 has slowed the pace of our clinical trials, including our studies in Cushing’s syndrome. Studies of diseases perceived to be acutely life-threatening, such as our Phase 2 trial in women with platinum-resistant ovarian cancer, did not experience delay or disruption.
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
If we receive regulatory approval for a product candidate, we will be subject to ongoing requirements and oversight by the FDA and other regulatory authorities, such as continued safety and other reporting requirements and possibly post-approval marketing restrictions and additional costly clinical trials. If we are not able to maintain regulatory compliance, we may be required to stop development of a product candidate or to stop selling a product that has already been approved. We may also be subject to product recalls or seizures. Future governmental action or changes in regulatory authority policy or personnel may also result in delays or rejection of pending or anticipated product approvals.
Our products and product candidates may cause undesirable side effects that halt their clinical development, prevent their regulatory approval, limit their commercial potential or cause us significant liability.
Patients in clinical trials report changes in their health, including new illnesses, injuries and discomforts, to their study doctor. Often, it is not possible to determine whether or not these conditions were caused by the drug candidate being studied or something else. As we test our product candidates in larger, longer and more extensive clinical trials, or as use of them becomes more widespread if we receive regulatory approval, patients may report serious adverse events that did not occur or went undetected in previous trials. Many times, serious side effects are only detected in large-scale, Phase 3 clinical trials or following commercial approval.
Adverse events reported in clinical trials can slow or stop patient recruitment, prevent enrolled patients from completing a trial and could give rise to liability claims. Regulatory authorities could respond to reported adverse events by interrupting or halting our clinical trials or limiting the scope of, delaying or denying marketing approval. If we elect, or are required by authorities, to delay, suspend or terminate a clinical trial or commercialization efforts, the commercial prospects of the affected product candidates or products may be harmed and our ability to generate product revenues from them may be delayed or eliminated.
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
We cannot assure investors that a liquid trading market for our common stock will exist at any particular time. As a result, holders of our common stock may not be able to sell shares quickly or at the current market price. During the 52-week period ended July 27, 2022, our average daily trading volume was approximately 996,530 shares and the intra-day sales prices per share of our common stock on The Nasdaq Stock Market ranged from $15.82 to $29.93. As of July 27, 2022, our officers, directors and principal stockholders beneficially owned approximately 18 percent of our common stock.
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
In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy, laws and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
Even when HIPAA does not apply, according to the Federal Trade Commission (the “FTC”), violating consumers’ privacy or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Confidentiality of Medical Information Act imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. Further, the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020, created individual privacy rights for California consumers and increased the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act, or CPRA, will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. While some provisions of the CPRA were effective immediately, the majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. Similar laws have been passed in Virginia, Colorado, Connecticut and Utah, and have been proposed at the federal level and in other states, reflecting a trend toward more stringent privacy legislation in the United States.
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
We rely on information technology to conduct our business. A breakdown or breach of our information technology systems or our failure to protect confidential information concerning our business, patients or employees could interrupt the operation of our business and subject us to liability.
We store valuable confidential information relating to our business, patients and employees on our computer networks and on the networks of our vendors. In addition, we rely heavily on internet technology, including video conference, teleconference and file-sharing services, to conduct business. Despite our security measures, our networks and the networks of our vendors are at risk of break-ins, installation of malware or ransomware, denial-of-service attacks, data theft and other forms of malfeasance by persons seeking to commit fraud or theft, which could result in unauthorized access to, and/or misuse of, our clinical data or other confidential information, including confidential information relating to our patients or employees. COVID-19 may continue to increase our cybersecurity risks, due to our reliance on internet technology and the number of our employees that are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities.
We and our vendors have experienced data breaches, theft, “phishing” attacks and other unauthorized access to confidential data and information. Russia’s invasion of Ukraine or another war of international dispute may cause an increase in the number and severity of such malicious incidents. There can be no assurance that our cybersecurity systems and processes will prevent unauthorized access in the future that causes serious harm to us, our patients or employees. We may also experience security breaches that remain undetected for an extended period.
Disruptions or security breaches that result in the disclosure of confidential or proprietary information could cause us to incur liability and delay or otherwise harm our research, development and commercialization efforts. We may be liable for losses suffered by patients or employees or other individuals whose confidential information is stolen as a result of a breach of the security of the systems that we or third parties and our vendors store this information on, and any such liability could be material. Even if we are not liable for such losses, any breach of these systems could expose us to material costs in notifying affected individuals, as well as regulatory fines or penalties. In addition, any breach of these systems could disrupt our normal business operations and expose us to reputational damage and harm our business, operating results and financial condition. Any insurance we maintain against the risk of this type of loss may not be sufficient to cover actual losses or may not apply to the circumstances relating to any particular loss.
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
Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, the FDA announced that, beginning on February 7, 2022, it would resume conducting domestic surveillance inspections given the decline in COVID-19 cases across the country. In addition, the FDA continues to conduct both foreign and domestic mission-critical inspections, as well as to provide oversight of medical products, leveraging a variety of tools, including remote assessments. FDA also continues to conduct prioritized foreign surveillance inspections that have received country clearance and are within the Agency’s acceptable COVID-19 travel recommendations. Regulatory authorities outside the United States may adopt similar changes. If a prolonged government shutdown occurs, or if global health concerns continue to hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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
Sales of a substantial number of shares of our stock in the public market could reduce its price. As additional shares of our stock become available for public resale, whether by the exercise of stock options by employees or directors or because of an equity financing by us, the supply of our stock will increase, which could cause its price to fall. Substantially all of our outstanding shares are eligible for sale, subject to applicable volume and certain other resale restrictions.
Changes in laws and regulations may significantly increase our costs or reduce our revenue, which could harm our financial results.
New laws and regulations, as well as changes to existing laws and regulations, including statutes and regulations concerning taxes and the development, approval, marketing and pricing of medications, the provisions of the ACA requiring the reporting of aggregate spending related to health care professionals, the provisions of the Sarbanes-Oxley Act of 2002, the Dodd Frank Act of 2010 and rules adopted by the SEC and by The Nasdaq Stock Market have and will likely continue to increase our cost of doing business and divert management’s attention from revenue-generating activities.
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
The federal securities laws and regulations, including the corporate governance and other requirements of the Sarbanes-Oxley Act of 2002 and the governance and other requirements of the Dodd Frank Act of 2010, impose complex and continually changing regulatory requirements on our operations and reporting. These developing requirements will continue to increase our compliance costs. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate the effectiveness of, and provide a management report with respect to, our internal controls over financial reporting. It also requires that the independent registered public accounting firm auditing our consolidated financial statements must attest to and report on the effectiveness of our internal controls over financial reporting. If we are unable to complete the required assessment and report or if our independent registered public accounting firm is unable to issue an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors could lose confidence in our financial reporting and our stock price would likely decline.

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
As of July 27, 2022, our officers and directors beneficially owned approximately 18 percent of our common stock. Acting together, these stockholders could significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling stockholders.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
The following table contains information relating to the purchases of our common stock in the three months ended June 30, 2022 as part of the cashless net exercises of stock options (in thousands, except average price per share):

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Purchase Price of Shares(2)

April 1, 2022 to April 30, 2022	19	$24.11	$455
May 1, 2022 to May 31, 2022	106	20.32	2,156
June 1, 2022 to June 30, 2022	311	21.71	6,755
Total	436	$21.48	$9,366
(1) In April 2022, we issued 28 thousand shares of common stock as part of a net-share settlement of a cashless option exercise, of which 19 thousand shares were surrendered to us in satisfaction of related exercise cost and tax obligations. In May 2022, we issued 180 thousand shares of common stock as part of a net-share settlement of a cashless option exercise, of which 106 thousand shares were surrendered to us. In June 2022, we issued 560 thousand shares of common stock as part of a net-share settlement of a cashless option exercise, of which 311 thousand shares were surrendered to us.
(2) We paid $3.3 million to satisfy the tax withholding obligations associated with the net-share settlement of these cashless option exercises.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
On August 2, 2022, we entered into a distribution and services agreement (the “Agreement”) with Orsini Pharmaceutical Services, LLC. See Note 9 to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference to the extent it describes the Agreement, for more information.

The foregoing description of the Agreement is qualified in its entirety by reference to the Agreement, which will be filed as an exhibit to our Quarterly Report on Form 10-Q for the period ending September 30, 2022.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2012).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on February 13, 2017).
10.1†	Form of 2012 Incentive Award Plan Restricted Stock Unit Grant Notice and Agreement
10.2†	Form of 2012 Incentive Award Plan Restricted Stock Award Grant Notice and Agreement
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Atabak Mokari, Chief Financial Officer of the registrant.
32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.
32.2	18 U.S.C. Section 1350 Certifications of Atabak Mokari, Chief Financial Officer of the registrant.
101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, (ii) Unaudited Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2022 and 2021, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2022 and 2021, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2022 and 2021, (v) Unaudited Condensed Consolidated Statement of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

†	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date:	August 3, 2022	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D.
Chief Executive Officer

Date:	August 3, 2022	/s/Atabak Mokari
Atabak Mokari
Chief Financial Officer

Date:	August 3, 2022	/s/Joseph D. Lyon
Joseph D. Lyon
Chief Accounting Officer