Form 10-Q
period 2022-09-30
CORCEPT THERAPEUTICS INC
filed 2022-11-03
CIK 1088856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On October 26, 2022, there were 107,649,854 shares of common stock outstanding at a par value of $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2022	December 31, 2021
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$50,243	$77,617
Short-term marketable securities	346,019	145,918
Trade receivables, net of allowances	29,414	27,625
Inventory	6,046	4,988
Prepaid expenses and other current assets	20,680	10,315
Total current assets	452,402	266,463
Strategic inventory	11,027	12,962
Operating lease right-of-use asset	1,707	514
Property and equipment, net of accumulated depreciation and amortization	801	1,002
Long-term marketable securities	4,895	112,277
Other assets	5,081	3,083
Deferred tax assets, net	57,342	27,455
Total assets	$533,255	$423,756
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,178	$6,908
Accrued research and development expenses	13,771	12,442
Accrued and other liabilities	29,412	27,665
Short-term operating lease liability	1,707	526
Total current liabilities	53,068	47,541
Long-term accrued income taxes payable	6,823	409
Total liabilities	59,891	47,950
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock	—	—
Common stock	130	127
Treasury stock	(453,001)	(410,411)
Additional paid-in capital	648,831	591,349
Accumulated other comprehensive loss	(2,381)	(227)
Retained earnings	279,785	194,968
Total stockholders’ equity	473,364	375,806
Total liabilities and stockholders’ equity	$533,255	$423,756
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product revenue, net	$101,728	$96,131	$298,802	$267,156
Operating expenses:
Cost of sales	1,339	1,275	3,905	3,927
Research and development	33,292	28,091	94,237	85,345
Selling, general and administrative	35,163	30,533	110,525	90,071
Total operating expenses	69,794	59,899	208,667	179,343
Income from operations	31,934	36,232	90,135	87,813
Interest and other income	1,070	72	1,780	457
Income before income taxes	33,004	36,304	91,915	88,270
Income tax benefit (expense)	1,604	(5,833)	(7,098)	(7,811)
Net income	34,608	30,471	84,817	80,459

Net income attributable to common stockholders	34,550	30,471	84,755	80,459

Basic net income per common share	$0.32	$0.26	$0.80	$0.69

Diluted net income per common share	$0.30	$0.24	$0.73	$0.63

Weighted-average shares outstanding used in computing net income per common share
Basic	107,125	115,791	106,479	116,297
Diluted	116,620	125,136	115,818	127,173
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	34,608	30,471	84,817	80,459
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments, net of tax effect of $(23), $8, $449 and $85, respectively	74	(23)	(1,415)	(265)
Foreign currency translation loss, net of tax	(314)	(77)	(739)	(35)
Total comprehensive income	34,368	30,371	82,663	80,159
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$84,817	$80,459
Adjustments to reconcile net income to net cash provided by operations:
Stock-based compensation	31,921	32,121
Amortization of interest income	2,121	3,805
Depreciation and amortization of property and equipment	599	783
Deferred income taxes	(29,438)	2,047
Non-cash amortization of right-of-use asset	1,623	1,487
Changes in operating assets and liabilities:
Trade receivables	(1,789)	(310)
Inventory	1,074	2,655
Prepaid expenses and other current assets	(10,365)	(2,288)
Other assets	(1,998)	894
Accounts payable	515	(3,961)
Accrued research and development expenses	1,329	(860)
Accrued and other liabilities	1,747	3,123
Long-term accrued income taxes	6,414	15
Operating lease liability	(1,635)	(1,505)
Net cash provided by operating activities	86,935	118,465
Cash flows from investing activities:
Purchases of property and equipment	(382)	(404)
Proceeds from maturities of marketable securities	161,718	308,864
Purchases of marketable securities	(258,422)	(312,805)
Net cash used in investing activities	(97,086)	(4,345)
Cash flows from financing activities:
Proceeds from issuance of common stock under our incentive award plan, net of issuance costs	3,596	13,182
Repurchase of common stock	—	(88,485)
Cash paid to satisfy statutory withholding requirement for net settlement of cashless option exercises and vesting of restricted stock grants	(20,819)	(20,319)
Net cash used in financing activities	(17,223)	(95,622)
Net (decrease) increase in cash and cash equivalents	(27,374)	18,498
Cash and cash equivalents, at beginning of period	77,617	76,190
Cash and cash equivalents, at end of period	$50,243	$94,688

Supplemental disclosure:
Exercise cost of shares repurchased for net settlement of cashless option exercises	$21,975	$9,705
Recognition of right-of-use asset and lease liability	$2,816	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	116,735	$122	$516,140	$(75,795)	$415	$82,456	$523,338
Issuance of common stock upon exercise of options	1,832	2	10,081	—	—	—	10,083
Purchases of treasury stock	(1,282)	—	—	(33,540)	—	—	(33,540)
Shares purchased to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(808)	—	—	(22,520)	—	—	(22,520)
Stock-based compensation	—	—	10,142	—	—	—	10,142
Other comprehensive loss, net of tax	—	—	—	—	(166)	—	(166)
Net income	—	—	—	—	—	23,465	23,465
Balance at March 31, 2021	116,477	$124	$536,363	$(131,855)	$249	$105,921	$510,802
Issuance of common stock upon exercise of options	855	1	6,660	—	—	—	6,661
Purchases of treasury stock	(1,365)	—	—	(29,170)	—	—	(29,170)
Shares purchased to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(146)	—	—	(3,238)	—	—	(3,238)
Stock-based compensation	—	—	11,131	—	—	—	11,131
Other comprehensive loss, net of tax	—	—	—	—	(34)	—	(34)
Net income	—	—	—	—	—	26,523	26,523
Balance at June 30, 2021	115,821	$125	$554,154	$(164,263)	$215	$132,444	$522,675
Issuance of common stock upon exercise of options	904	1	6,224	—	—	—	6,225
Purchases of treasury stock	(1,220)	—	—	(25,775)	—	—	(25,775)
Shares purchased to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(202)	—	—	(4,266)	—	—	(4,266)
Stock-based compensation	—	—	10,999	—	—	—	10,999
Other comprehensive loss, net of tax	—	—	—	—	(100)	—	(100)
Net income	—	—	—	—	—	30,471	30,471
Balance at September 30, 2021	115,303	$126	$571,377	$(194,304)	$115	$162,915	$540,229

Balance at December 31, 2021	105,940	$127	$591,349	$(410,411)	$(227)	$194,968	$375,806
Issuance of common stock upon exercise of options	586	1	6,543	—	—	—	6,544
Shares purchased to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(305)	—	—	(7,037)	—	—	(7,037)
Stock-based compensation	—	—	10,825	—	—	—	10,825
Other comprehensive loss, net of tax	—	—	—	—	(1,124)	—	(1,124)
Net income	—	—	—	—	—	22,797	22,797
Balance at March 31, 2022	106,221	$128	$608,717	$(417,448)	$(1,351)	$217,765	$407,811
Issuance of common stock upon exercise of options and vesting of restricted stock	873	—	6,597	—	—	—	6,597
Shares purchased to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(436)	—	—	(9,366)	—	—	(9,366)
Stock-based compensation	—	—	10,662	—	—	—	10,662
Other comprehensive loss, net of tax	—	—	—	—	(790)	—	(790)
Net income	—	—	—	—	—	27,412	27,412
Balance at June 30, 2022	106,658	$128	$625,976	$(426,814)	$(2,141)	$245,177	$442,326

Issuance of common stock under our incentive award plan	1,934	2	12,224	—	—	—	12,226
Shares purchased to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(981)	—	—	(26,187)	—	—	(26,187)
Stock-based compensation	—	—	10,631	—	—	—	10,631
Other comprehensive loss, net of tax	—	—	—	—	(240)	—	(240)
Net income	—	—	—	—	—	34,608	34,608
Balance at September 30, 2022	107,611	$130	$648,831	$(453,001)	$(2,381)	$279,785	$473,364
The accompanying notes are an integral part of these condensed consolidated financial statements

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
Description of Business and Basis of Presentation
Corcept Therapeutics Incorporated (collectively, “Corcept,” the “Company,” “we,” “us” and “our”) is a commercial-stage pharmaceutical company engaged in the discovery and development of medications to treat severe endocrine, oncologic, metabolic and neurological disorders by modulating the effects of the hormone cortisol. In 2012, the United States Food and Drug Administration (“FDA”) approved Korlym (“mifepristone”) 300 mg tablets, as a once-daily oral medication for the treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. We have discovered and patented four structurally distinct series of selective cortisol modulators, consisting of more than 1,000 compounds. We are developing compounds from these series as potential treatments for a broad range of serious disorders.
We were incorporated in the State of Delaware in May 1998. Our headquarters are located in Menlo Park, California.
Basis of Presentation
We have prepared the following in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X: (i) condensed consolidated balance sheet as of September 30, 2022, (ii) condensed consolidated statements of income, comprehensive income and stockholders’ equity for the three- and nine-month periods ended September 30, 2022 and 2021, and (iii) condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2022 and 2021. These do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (which in the applicable periods consist only of normal, recurring adjustments) have been included. Operating results for the three- and nine-month periods ended September 30, 2022 are not necessarily indicative of the results for the remainder of 2022 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K. The December 31, 2021 balance sheet was derived from audited financial statements at that date.
There have been no material changes to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2021.
2. Composition of Certain Balance Sheet Items
Inventory

	September 30, 2022	December 31, 2021

	(in thousands)
Work in progress	$11,171	$11,450
Finished goods	5,902	6,500
Total inventory	17,073	17,950
Less strategic inventory classified as non-current	(11,027)	(12,962)
Total inventory classified as current	$6,046	$4,988
Because we rely on a single manufacturer to produce Korlym’s active pharmaceutical ingredient (“API”), we have purchased and hold significant quantities of API, included in work in progress inventory. We classify inventory we do not expect to sell within 12 months of the balance sheet date as “Strategic inventory,” a long-term asset.

Property and equipment, net of accumulated depreciation and amortization

	September 30, 2022	December 31, 2021

	(in thousands)
Furniture and equipment	$1,220	$1,157
Software	1,508	1,508
Leasehold improvements	1,597	1,262
Total property and equipment	4,325	3,927
Less accumulated depreciation and amortization	(3,524)	(2,925)
Property and equipment, net of accumulated depreciation and amortization	$801	$1,002
Accrued and other liabilities

	September 30, 2022	December 31, 2021

	(in thousands)
Accrued compensation	$12,297	$13,339
Government rebates	11,683	11,174
Legal fees	2,058	842
Accrued selling and marketing costs	1,602	1,351
Professional fees	909	150
Other	863	809
Total accrued and other liabilities	$29,412	$27,665
Other assets
As of September 30, 2022 and December 31, 2021, other assets included $4.9 million and $2.9 million of deposits for clinical trials, respectively.
3. Available-for-Sale Securities and Fair Value Measurements
The available-for-sale securities in our Condensed Consolidated Balance Sheets are as follows:

	September 30, 2022	December 31, 2021

	(in thousands)
Cash equivalents	$24,973	$45,088
Short-term marketable securities	346,019	145,918
Long-term marketable securities	4,895	112,277
Total marketable securities	$375,887	$303,283

The following table presents our available-for-sale securities grouped by asset type:

	Fair Value Hierarchy Level	September 30, 2022				December 31, 2021
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

		(in thousands)
Corporate bonds	Level 2	$151,372	$—	$(1,415)	$149,957	$125,370	$3	$(276)	$125,097
Commercial paper	Level 2	118,993	—	—	118,993	30,963	—	—	30,963
Asset-backed securities	Level 2	8,423	—	(10)	8,413	57,801	—	(67)	57,734
U.S. Treasury securities	Level 1	73,952	—	(402)	73,550	44,473	—	(72)	44,401
Money market funds	Level 1	24,974	—	—	24,974	45,088	—	—	45,088
Total marketable securities		$377,714	$—	$(1,827)	$375,887	$303,695	$3	$(415)	$303,283
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
We classified accrued interest on our marketable securities of $0.9 million and $1.4 million as of September 30, 2022 and December 31, 2021, respectively, as prepaid and other current assets on our condensed consolidated balance sheets.
As of September 30, 2022, all our marketable securities had original maturities of less than two years. The weighted-average maturity of our holdings was five months. As of September 30, 2022, our long-term marketable securities had remaining maturities of 18 months. None of our marketable securities changed from one fair value hierarchy to another during the three and nine months ended September 30, 2022.
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
No losses and no provision for a loss contingency have been recorded to date. For further information about our ongoing legal matters, see Part II. Item 1, Legal Proceedings.
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
Operating lease expense for the three and nine months ended September 30, 2022 was $0.6 million and $1.7 million, respectively, compared to $0.5 million and $1.6 million, respectively, for the comparable periods in 2021.
Our right-of-use assets and related lease liabilities were as follows (in thousands, except weighted average amounts):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Cash paid for operating lease liabilities	$578	$530	$1,687	$1,574
Right-of-use assets obtained in exchange for new operating lease obligations	$—	$—	$2,816	$—
Weighted-average remaining lease term			9 months	6 months
Weighted-average discount rate			4.0%	4.8%
As of September 30, 2022, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

2022 (remainder)	$578
2023	1,157
Total lease payments	1,735
Less imputed interest	(28)
Present value of operating lease liabilities	$1,707
6. Stockholders’ Equity
Incentive Award Plan
We have one stock option plan – the Corcept Therapeutics Incorporated 2012 Incentive Award Plan (the “2012 Plan”). In December 2021, our Board of Directors authorized a 4.2 million increase in the shares available for grant under the 2012 Plan.
Stock Options
During the three and nine months ended September 30, 2022, we issued 1.9 million and 3.3 million, respectively, shares of our common stock upon the exercise of stock options. Some option holders exercised their options on a “net exercise” basis, pursuant to which they surrendered to us, and we purchased from them, at the then current market price, shares equal in value to the associated exercise price and tax withholding obligations. During the three and nine months ended September 30, 2022, we purchased 1.0 million and 1.7 million shares in connection with option net exercises and paid $15.4 million and $20.6 million, respectively, to satisfy associated tax withholding obligations.
During the three and nine months ended September 30, 2021, we issued 0.9 million and 3.6 million, respectively, shares of our common stock upon the exercise of stock options. During the three and nine months ended September 30, 2021, we purchased 0.2 million and 1.2 million shares in connection with option net exercises and paid $2.3 million and $20.3 million, respectively, to satisfy associated tax withholding obligations.
We recorded purchased shares as treasury stock on our condensed consolidated balance sheets at cost. As of September 30, 2022 and December 31, 2021, we had 23.0 million and 21.3 million treasury shares outstanding, respectively.
Restricted Stock Units (“RSUs”)
During the three months ended March 31, 2022, we granted employees 0.2 million RSUs with a weighted-average grant date fair value of $19.34 per share. No RSUs were granted during the three months ended June 30, 2022 and September 30, 2022.
Restricted Stock Awards (“RSAs”)
During the three and nine months ended September 30, 2022, we granted employees 0.2 million and 0.3 million RSAs with a weighted-average grant date fair value of $26.19 and $25.20 per share, respectively. RSAs include voting and dividend rights and are therefore “participating” shares for the purpose of calculating basic and diluted net income per share. See “Note 7” below.
Employee Stock Purchase Plan (“ESPP”)
In February 2022, we adopted an ESPP that allows employees to set aside, by means of payroll deductions, up to ten percent of their annual cash compensation for the purchase of our common stock. Shares are issued to participating employees from the 2012 Plan on March 1st and September 1st of each year (or, if those dates fall on holidays or weekends, on the first business day thereafter) at the then-current fair market value of our stock, as determined at the close of trading on those days. Payroll deductions for participating employees began April 1, 2022, and the first purchase under the plan took place on September 1, 2022.
For each purchased share, the participating employee will receive one matching share, also issued from the 2012 Plan if certain conditions are met. There is no vesting requirement for shares issued pursuant to the ESPP purchase. The matching share will be granted in the form of a RSA that will vest at one year from the respective ESPP purchase date, net of any applicable tax withholding. The vesting condition on the RSA is that the participating employee hold the corresponding share purchased under the ESPP for one year from the purchase date. Shares purchased pursuant to the ESPP as well as any matching shares issued upon satisfaction of the one-year holding requirement may be held, sold or otherwise transferred at the employee’s sole discretion.
Stock-based Compensation
Stock-based compensation expense associated with stock options and awards of restricted stock is measured at the grant date based on the fair value of the award, and is recognized, net of forfeitures, as expense over the remaining requisite service period on a straight-line basis.
The Company values restricted stock at the closing market price of the Company’s common stock on the date of grant.
The following table summarizes our stock-based compensation by account:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Stock-based compensation capitalized in inventory	$77	$47	$197	$151
Cost of sales	19	12	49	38
Research and development	3,149	3,434	9,706	10,764
Selling, general and administrative	7,386	7,506	22,166	21,319
Total stock-based compensation	$10,631	$10,999	$32,118	$32,272
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

The following table shows the computation of net income per share for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Numerator:
Net income attributable to common stockholders	$34,550	$30,471	$84,755	$80,459
Denominator:
Weighted-average shares used to compute basic net income per common share	107,125	115,791	106,479	116,297
Dilutive effect of employee stock options and unvested RSUs	9,495	9,345	9,339	10,876
Weighted-average shares used to compute diluted net income per common share	116,620	125,136	115,818	127,173
Net income per share attributable to common stockholders
Basic	$0.32	$0.26	$0.80	$0.69
Diluted	$0.30	$0.24	$0.73	$0.63
As of September 30, 2022, we had 23.5 million stock options, 0.2 million RSUs and 0.2 million RSAs outstanding. As of September 30, 2021, we had 25.5 million stock options outstanding and no RSUs or RSAs outstanding.
We excluded from the computation of diluted net income per share, on a weighted-average basis, 7.5 million and 7.2 million stock options and unvested RSUs outstanding during the three and nine months ended September 30, 2022, respectively, and 5.3 million and 4.1 million stock options outstanding during the three and nine months ended September 30, 2021, respectively, because including them would have reduced dilution.
8. Income Taxes
We recorded income tax benefit of $1.6 million for the three months ended September 30, 2022 and income tax expense of $7.1 million for the nine months ended September 30, 2022. In the three and nine months ended September 30, 2021, our income tax expense was $5.8 million and $7.8 million, respectively. The income tax benefit during the three months ended September 30, 2022 was due to excess tax deductions from stock-based compensation compared to income tax expense in the corresponding period in 2021. The decrease in income tax expense during the nine months ended September 30, 2022 was due to increased tax credits that were generated and utilized in the current year compared to the corresponding period in 2021.
Our effective tax rate differs from the federal statutory rate due to state income taxes and the non-deductible portion of our stock-based compensation, which increased our tax expense, offset by research and development tax credits and the excess tax deduction arising from the exercise of employee stock options, which reduced our taxable income.
During the three and nine months ended September 30, 2022, unrecognized tax benefits increased by $0.6 million and $1.6 million, respectively. As of September 30, 2022, the Company had unrecognized tax benefits of $8.4 million that, if recognized, would reduce the Company’s effective tax rate and approximately $2.4 million of unrecognized tax benefits that would not reduce the effective tax rate, because they would be offset by an increase in the valuation allowance.
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
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. Congress has considered legislation that would defer the amortization requirement to later years, but as of September 30, 2022, the requirement has not been modified.

Accordingly, we have capitalized our research and development expenses for tax purposes, resulting in higher cash paid for taxes as compared to prior years.

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
Our second Phase 3 trial of relacorilant, GRADIENT, is studying patients whose Cushing’s syndrome is caused by a benign adrenal tumor. These patients often exhibit less severe symptoms or have a more gradual course of disease than patients with other etiologies of Cushing’s syndrome, although their health outcomes are ultimately poor. Half of the patients in GRADIENT will receive relacorilant for 22 weeks and half will receive placebo. The trial’s primary endpoints are improvements in glucose metabolism and hypertension. The planned enrollment for this study is 130 patients. Many of the clinical sites in GRACE are also participating in GRADIENT.
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
In June 2022, we initiated a pivotal Phase 3 trial (“ROSELLA”). ROSELLA has a planned enrollment of 360 women with recurrent, platinum-resistant ovarian cancer, randomized 1:1 to receive either relacorilant plus nab-paclitaxel or nab-paclitaxel monotherapy. The primary endpoint is PFS, with overall survival as a key secondary endpoint. Patients in ROSELLA will have received prior bevacizumab therapy, which is the standard of care in the United States for patients with platinum-resistant ovarian cancer. Women with a history of tumors that do not respond to initial platinum-based treatments (i.e., women with “primary platinum-refractory” disease) and those who have received more than three prior lines of therapy will be excluded.
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
Relacorilant in Patients with Adrenal Cancer with Cortisol Excess. We are conducting an open-label, Phase 1b trial of relacorilant plus the PD-1 checkpoint inhibitor pembrolizumab in patients with metastatic or unresectable adrenal cancer whose tumors produce cortisol. The trial is examining whether adding relacorilant to pembrolizumab therapy reduces cortisol-activated immune suppression sufficiently to help pembrolizumab achieve its intended tumor-killing effect. Relacorilant is also expected to treat the patients’ Cushing’s syndrome generated by their tumors’ excess production of cortisol.
Relacorilant in Patients with Prostate Cancer. Androgen deprivation is the standard treatment for prostate cancer because androgens stimulate prostate tumor growth. Tumors often escape androgen deprivation therapy when cortisol’s activity at the GR stimulates tumor growth. Combining a cortisol modulator with an androgen modulator may block this escape route.

Our collaborators at the University of Chicago plan to initiate a randomized, placebo-controlled Phase 2 trial of relacorilant plus enzalutamide in patients with prostate cancer, pre-prostatectomy. We are providing relacorilant and placebo for the study and have licensed patents covering the use of relacorilant combined with anticancer agents such as enzalutamide in the treatment of patients with this indication.
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
The primary endpoint in both the GRATITUDE and GRATITUDE II trials is the change in body weight from baseline, relative to placebo. We are also measuring other important metabolic endpoints. In both trials, all patients have completed their course of treatment. Data is expected by the end of 2022.
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
Amyotrophic Lateral Sclerosis (“ALS”)
We have initiated a Phase 2 trial of our selective cortisol modulator dazucorilant (the “DAZALS” trial) in patients with ALS. DAZALS has a planned enrollment of 198 patients, randomized 1:1:1 to receive either 150 mg or 300 mg of dazucorilant or placebo daily for 24 weeks. The primary endpoint is the difference between dazucorilant and placebo on the ALS Functional Rating Scale-Revised (ALSFRS-R) total score.
COVID-19 Pandemic
Public health restrictions put in place to reduce the impact of the global COVID-19 pandemic, as well as measures voluntarily undertaken by patients, physicians, hospitals and medical clinics, have reduced our revenue and make it difficult to grow our Korlym business.
The pandemic’s impact on the pace of our clinical development programs has been variable. Some of our trials of indications not considered immediately life-threatening, such as Cushing’s syndrome, have experienced slower enrollment. In addition, some clinical sites have reduced the frequency with which physicians see study participants. Our trials in patients with immediately life-threatening diseases, such as our Phase 2 trial in women with platinum-resistant ovarian cancer, have not encountered delays.

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
Net product revenue was $101.7 million and $298.8 million for the three and nine months ended September 30, 2022, respectively, compared to $96.1 million and $267.2 million for the comparable periods in 2021. Sales volume accounted for 43.8 percent and 60.7 percent of the increases, respectively. Increases in the average price of Korlym accounted for the remaining growth due to price increases effective January 1, 2022 and March 1, 2021.
Cost of sales – Cost of sales includes the cost of API, tableting, packaging, personnel, overhead, stability testing and distribution.
Cost of sales was $1.3 million and $3.9 million for the three and nine months ended September 30, 2022, respectively, compared to $1.3 million and $3.9 million for the comparable periods in 2021. Cost of sales as a percentage of revenue was 1.3 percent for each of the three and nine months ended September 30, 2022, compared to 1.3 percent and 1.5 percent for the comparable periods in 2021. The decrease in cost of sales as a percentage of revenue for the nine months ended September 30, 2022 was due to reduced manufacturing costs.
Research and development expense – Research and development expense includes the cost of (1) recruiting and compensating development personnel, (2) clinical trials, (3) drug product and preclinical studies in support of clinical trials and regulatory submissions, (4) discovery research and (5) the development of drug formulations and manufacturing processes.
Research and development expense was $33.3 million and $94.2 million for the three and nine months ended September 30, 2022, respectively, compared to $28.1 million and $85.3 million for the comparable periods in 2021. The increases were primarily due to increased spending on employee compensation expenses and the advancement of our development programs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Development programs:
Oncology	$5,370	$4,521	$13,000	$12,549
Cushing’s syndrome	6,891	5,779	23,082	21,893
Metabolic diseases	6,593	5,009	17,734	16,129
Pre-clinical and early-stage selective cortisol modulators	5,938	6,379	17,055	16,736
Unallocated activities, including manufacturing and regulatory activities	5,351	2,969	13,660	7,274
Stock-based compensation	3,149	3,434	9,706	10,764
Total research and development expense	$33,292	$28,091	$94,237	$85,345

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
Selling, general and administrative expense was $35.2 million and $110.5 million for the three and nine months ended September 30, 2022, respectively, compared to $30.5 million and $90.1 million for the comparable periods in 2021. The increases were primarily due to increased employee compensation expenses, sales and marketing activities and legal fees.
We expect our selling, general and administrative expense to be higher in 2022 than in 2021 due to increased commercial and administrative activities, including litigation and administrative support for increased research and development and marketing efforts.
Interest and other income – Interest and other income was $1.1 million and $1.8 million for the three and nine months ended September 30, 2022, respectively, compared to $0.1 million and $0.5 million for the comparable periods in 2021. The increases were due to a higher cash and investments balance and market-wide increases in interest rates.
Income tax benefit (expense) – Income tax benefit was $1.6 million for the three months ended September 30, 2022 and income tax expense was $7.1 million for the nine months ended September 30, 2022 compared to income tax expense of $5.8 million and $7.8 million for the comparable periods in 2021. The income tax benefit during the three months ended September 30, 2022 was due to excess tax deductions from stock-based compensation compared to the corresponding period in 2021. The decrease in income tax expense during the nine months ended September 30, 2022 was due to increased tax credits that were generated and utilized in the current year compared to the corresponding period in 2021.
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
As of September 30, 2022, we had cash, cash equivalents and marketable securities of $401.2 million, consisting of cash and cash equivalents of $50.2 million and marketable securities of $350.9 million, compared to cash, cash equivalents and marketable securities of $335.8 million, consisting of cash and cash equivalents of $77.6 million and marketable securities of $258.2 million as of December 31, 2021.
The cash in our bank accounts and our marketable securities could be reduced or our access to them restricted if the financial institutions holding them were to fail or severely adverse conditions were to arise in the markets for public or private debt securities. We have never experienced a lack of access to cash or material realized losses.
Net cash provided by operating activities was $86.9 million for the nine months ended September 30, 2022, compared to $118.5 million for the comparable period in 2021. This decrease was primarily due to higher deferred income taxes resulting from the capitalization of research and development costs for tax purposes.
Net cash used by investing activities was $97.1 million for the nine months ended September 30, 2022, compared to $4.3 million for the comparable period in 2021. The change was primarily due to allocation of cash generated from our operating activities towards marketable securities rather than share repurchases.
Net cash used in financing activities was $17.2 million for the nine months ended September 30, 2022, compared to $95.6 million for the comparable period in 2021. In the nine months ended September 30, 2022, we spent $20.8 million acquiring shares of our common stock in connection with the net exercise of employee and executive stock options, offset by $3.6 million received from the issuances of common stock under our incentive award plan. In the comparable period in 2021, we spent $108.8 million acquiring shares of our common stock ($88.5 million pursuant to our Stock Purchase Program that expired on September 30, 2021 and $20.3 million in connection with the net exercise of employee and director stock options), offset by $13.2 million received from the exercise of stock options.
As of September 30, 2022, we had retained earnings of $279.8 million.

Contractual Obligations and Commitments
Our contractual payment obligations and purchase commitments are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. Our payment obligations and purchase commitments did not change materially during the nine months ended September 30, 2022. See Note 4 to our Unaudited Condensed Consolidated Financial Statements for more information regarding our purchase commitments.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks as of September 30, 2022 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. The market risks associated with our cash, cash equivalents and marketable securities, which consist entirely of debt instruments with original maturities of less than 24 months, did not change materially during the nine months ended September 30, 2022.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. As of September 30, 2022, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure at the reasonable assurance level.
Changes in internal control over financial reporting. Our Chief Financial Officer and other members of management evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2022 and concluded that there was no change during the quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On March 12, 2021, we filed a lawsuit in the United States District Court for the District of New Jersey against Hikma for infringement of the ’214 patent, the ʼ216 patent, U.S. Patent Nos. 10,842,800 and U.S. Patent Nos. 10,842,801. The 30-month stay of FDA approval of Hikma’s ANDA expires on August 1, 2023. Hikma responded to our complaint on May 17, 2021, denying our claims. Discovery is set to close in April 2023. No trial date has been set.

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
On August 24, 2021, the Court granted our motion in part, but also denied it in part. Certain of plaintiff’s claims have proceeded to discovery. Discovery is currently scheduled to close in March 2023.
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
•If generic versions of Korlym are successfully commercialized, our business, results of operations and financial position would be adversely affected.
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

If generic versions of Korlym are successfully commercialized, our business, results of operations and financial position would be adversely affected.
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
On December 30, 2021, Xeris Biopharma Holdings, Inc. received FDA approval to market the cortisol synthesis inhibitor Recorlev® (levoketoconazole) to treat patients with Cushing’s syndrome in the United States. Levoketoconazole is an enantiomer of the generic anti-fungal medication, ketoconazole, that is prescribed off-label to treat patients with Cushing’s syndrome.
Osilodrostat and levoketoconazole have been designated orphan drugs in both the EU and the United States.

Physician preference for any of these medications, or for the off-label use of generic medications such as ketoconazole, to treat patients with Cushing’s syndrome could reduce our revenue materially and harm our results of operations, which would cause our stock price to decline.
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

We depend on vendors to manufacture Korlym’s active ingredient, form it into tablets, package it and dispense it to patients. We also depend on vendors to manufacture the active pharmaceutical ingredient (“API”) and capsules or tablets for our product candidates. If our suppliers become unable or unwilling to perform these functions and we cannot transfer these activities to replacement vendors in a timely manner, our business will be harmed.
A single third-party manufacturer, Produits Chimiques Auxiliaires et de Synthese SA (“PCAS”), supplies the API in Korlym. Two other third-party manufacturers produce and bottle Korlym tablets. Our agreement with PCAS automatically renews for two one-year terms, unless either party provides 12-months’ written notice of its intent not to renew. We use a single specialty pharmacy, Optime, to dispense Korlym and perform related pharmacy operations, patient support and related services, including the collection of payments from insurers representing approximately 99 percent of our revenue. If Optime does not adhere to its agreements with payers, it may not be able to collect some or all of the payments due to us. Our agreement with Optime extends to March 31, 2024, subject to customary termination provisions, including the right of Optime to terminate in the event of a material breach by us that we do not cure in a reasonable period of time after receiving written notice. In addition, we may terminate the agreement for convenience.
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
In November 2021, we received a records subpoena from the United States Attorney’s Office for the District of New Jersey (the “NJ USAO”) seeking information relating to the sale and promotion of Korlym, our relationships with and payments to health care professionals who can prescribe or recommend Korlym and prior authorizations and reimbursement for Korlym. The NJ USAO has informed us that it is investigating whether any criminal or civil violations by us occurred in connection with the matters referenced in the subpoena. It has also informed us that it does not currently consider us a defendant but rather an entity whose conduct is within the scope of the government’s investigation. We are cooperating with the investigation. Please see “Part II, Item 1, Legal Proceedings.”
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
Third-party clinical investigators and clinical sites enroll patients and CROs manage many of our trials and perform data collection and analysis. Although we control only certain aspects of these third parties’ activities, we are responsible for ensuring that every study adheres to its protocol and meets regulatory and scientific standards. If any of our vendors does not perform its duties or meet expected deadlines or fails to adhere to applicable GCPs, or if the quality or accuracy of the data it produces is compromised, affected clinical trials may be extended, delayed or terminated and we may be unable to obtain approval for our product candidates. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our clinical trials. Problems with the timeliness or quality of the work of a CRO may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay our trials, and it may be challenging to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost. Failure of our manufacturing vendors to perform their duties or comply with cGMPs may require us to recall drug product or repeat clinical trials, which would delay regulatory approval. If our agreements with any of these vendors terminate, we may not be able to enter into alternative arrangements in a timely manner or on reasonable terms.
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
We cannot assure investors that a liquid trading market for our common stock will exist at any particular time. As a result, holders of our common stock may not be able to sell shares quickly or at the current market price. During the 52-week period ended October 26, 2022, our average daily trading volume was approximately 1,011,342 shares and the intra-day sales prices per share of our common stock on The Nasdaq Stock Market ranged from $15.82 to $29.93. As of October 26, 2022, our officers, directors and principal stockholders beneficially owned approximately 18 percent of our common stock.

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
As of October 26, 2022, our officers and directors beneficially owned approximately 18 percent of our common stock. Acting together, these stockholders could significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling stockholders.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities
The following table contains information relating to the purchases of our common stock in the three months ended September 30, 2022 as part of the cashless net exercises of stock options (in thousands, except average price per share):

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Purchase Price of Shares(2)

July 1, 2022 to July 31, 2022	563	$26.35	$14,834
August 1, 2022 to August 31, 2022	327	27.51	8,988
September 1, 2022 to September 30, 2022	91	25.87	2,365
Total	981	$26.69	$26,187
(1) In July 2022, we issued 1.0 million shares of common stock as part of a net-share settlement of a cashless option exercise, of which 0.6 million shares were surrendered to us in satisfaction of related exercise cost and tax obligations. In August 2022, we issued 0.7 million shares of common stock as part of a net-share settlement of a cashless option exercise, of which 0.3 million shares were surrendered to us. In September 2022, we issued 0.1 million shares of common stock as part of a net-share settlement of a cashless option exercise, of which 0.1 million shares were surrendered to us.
(2) We paid $15.4 million to satisfy the tax withholding obligations associated with the net-share settlement of these cashless option exercises.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2012).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on February 13, 2017).
10.1#	Distribution Services Agreement, dated August 4, 2017, between Corcept Therapeutics Incorporated and Optime Care, Inc.
10.2#	Task Order Number One to Distribution Services Agreement, dated August 4, 2017, between Corcept Therapeutics Incorporated and Optime Care, Inc.
10.3#	Amendment to Distribution Services Agreement by and between Optime Care, Inc. and Corcept Therapeutics Incorporated, made and entered into as of August 1, 2022.
10.4#	Amendment No. 2 to Distribution Services Agreement by and between Optime Care, Inc. and Corcept Therapeutics Incorporated, made and entered into as of September 16, 2022.
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Atabak Mokari, Chief Financial Officer of the registrant.
32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.
32.2	18 U.S.C. Section 1350 Certifications of Atabak Mokari, Chief Financial Officer of the registrant.
101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021, (ii) Unaudited Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2022 and 2021, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2022 and 2021, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2022 and 2021, (v) Unaudited Condensed Consolidated Statement of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
#	Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) information that the registrant treats as private or confidential. The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date:	November 3, 2022	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D.
Chief Executive Officer

Date:	November 3, 2022	/s/Atabak Mokari
Atabak Mokari
Chief Financial Officer

Date:	November 3, 2022	/s/Joseph D. Lyon
Joseph D. Lyon
Chief Accounting Officer