Form 10-K
period 2022-12-31
CORCEPT THERAPEUTICS INC
filed 2023-02-28
CIK 1088856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2022 was $2,058,080,161, based on the closing price of $23.78 for shares of the Registrant’s common stock as reported on the Nasdaq Stock Market on June 30, 2022. Shares of common stock beneficially owned by each executive officer, director and holder of more than 10% of our common stock have been excluded, in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
On February 21, 2023 there were 107,899,316 shares of common stock outstanding at a par value of $0.001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

TABLE OF CONTENTS
Form 10-K
For the year ended December 31, 2022

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
•the impact of possible future competition for Korlym or our product candidates;
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
ITEM 1. BUSINESS
Overview
We are a commercial-stage company engaged in the discovery and development of medications to treat severe endocrine, oncologic, metabolic and neurological disorders by modulating the effects of the hormone cortisol.
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
Pre-clinical and clinical data suggest that cortisol reduces a patient’s immune response to oncogenesis, shields certain cancer cells from the apoptotic effects of chemotherapy and facilitates the growth of others. Pre-clinical and clinical data also indicate that modulating cortisol activity may improve outcomes in patients with fatty liver disease and non-alcoholic steatohepatitis (“NASH”), which are precursors of liver fibrosis and cirrhosis, and in patients at risk of weight gain caused by antipsychotic medications (referred to as antipsychotic induced weight gain, or “AIWG”). Pre-clinical data also suggest that modulating cortisol activity may lead to treatments for patients with amyotrophic lateral sclerosis (“ALS”).
Since 2012, we have marketed Korlym (mifepristone) in the United States for the treatment of patients suffering from Cushing’s syndrome. The challenge in treating a patient with Cushing’s syndrome is modulating cortisol’s effects without either suppressing them below normal levels or disrupting cortisol’s normal diurnal rhythm. Simply reducing or destroying the ability of the body to make cortisol can cause serious harm. Cortisol activity can be modulated effectively by a drug that competes with cortisol as it attempts to bind to the glucocorticoid receptor (“GR”).
Because Korlym’s active ingredient, mifepristone, reduces the binding of excess cortisol to the GR, it can modulate the effects of abnormal levels and release patterns of cortisol without compromising cortisol’s healthy functions and rhythms. However, mifepristone also binds to the progesterone receptor (“PR”), thereby terminating pregnancy and causing other adverse effects, including endometrial thickening and vaginal bleeding, a debilitating condition suffered by a significant portion of women who take Korlym.
We have discovered more than 1,000 proprietary cortisol modulators that bind to the GR but have no affinity for the PR and so do not cause Korlym’s PR-related side effects. These novel molecules are “selective” cortisol modulators: they share Korlym’s affinity for the GR, but, unlike Korlym, do not bind to the PR and therefore do not cause effects arising from antagonism of progesterone activity, such as termination of pregnancy, endometrial thickening and vaginal bleeding. The composition of our selective cortisol modulators and their methods of use in a wide range of indications are covered by U.S. and foreign patents.
Our lead compounds have entered the clinic as potential treatments for a variety of serious disorders – Cushing’s syndrome, advanced ovarian cancer, adrenal cancer with cortisol excess, prostate cancer, ALS and NASH.
COVID-19 Pandemic
Public health restrictions put in place to reduce the impact of the global COVID-19 pandemic, as well as measures voluntarily undertaken by patients, physicians, hospitals and medical clinics, have reduced our revenue growth and make it difficult to grow our Korlym business.
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
Please see the risk factor under Item 1A of this Annual Report, “The COVID-19 pandemic has adversely affected and is continuing to adversely affect our business.”
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
Relacorilant. We are conducting two Phase 3 trials (named GRACE and GRADIENT) of our proprietary, selective cortisol modulator, relacorilant, as a treatment for patients with Cushing’s syndrome. Relacorilant was well-tolerated in its Phase 1 and Phase 2 trials. Patients in the Phase 2 trial exhibited meaningful improvements in glucose control, hypertension, weight, liver function, coagulopathy, cognition, mood, insulin resistance and quality of life measures. Relacorilant shares Korlym’s affinity for GR, but, unlike Korlym, has no affinity for PR, and so is not the “abortion pill” and does not cause other effects associated with PR affinity, including endometrial thickening and vaginal bleeding. Relacorilant also does not appear to cause hypokalemia (low potassium), a potentially serious condition that is a leading cause of patients stopping treatment with Korlym. Forty-four percent of patients in Korlym’s pivotal trial experienced hypokalemia.
In the GRACE trial, each patient receives relacorilant for 22 weeks. Patients who exhibit pre-specified improvements in hypertension and/or glucose metabolism enter a 12-week, double-blind, “randomized withdrawal” phase, in which half of the patients continue receiving relacorilant and half receive placebo. The trial’s primary endpoint is the rate and degree of relapse of hypertension in patients receiving placebo measured against the rate and degree of relapse of hypertension in those continuing relacorilant. GRACE has a planned enrollment of 130 patients with Cushing’s syndrome at sites in the United States, Canada, Europe and Israel. If successful, we expect GRACE to provide the basis for a new drug application (“NDA”) for relacorilant as a treatment for patients with any etiology of endogenous Cushing’s syndrome.
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
Patients in both of the relacorilant plus nab-paclitaxel treatment arms experienced longer PFS than did the patients who received nab-paclitaxel alone. Patients who received a higher dose of relacorilant intermittently exhibited a statistically significant improvement in median PFS (5.6 months versus 3.8 months, hazard ratio: 0.66; p-value: 0.038). Patients who received a lower dose of relacorilant daily exhibited a median PFS that was 1.5 months longer than did the patients who received nab-paclitaxel alone (5.3 months versus 3.8 months, hazard ratio: 0.83; p-value: not significant). Patients who received relacorilant intermittently also had a longer median duration of response (“DoR”) (5.6 months versus 3.7 months, hazard ratio: 0.36; p-value: 0.006) compared to those who received nab-paclitaxel alone. Patients who received relacorilant intermittently also lived longer (median OS: 13.9 months versus 12.2 months, hazard ratio: 0.67; p-value: 0.066) compared to those who received nab-paclitaxel alone.
Safety and tolerability of relacorilant plus nab-paclitaxel were comparable to nab-paclitaxel monotherapy.
In June 2022, we initiated a pivotal Phase 3 trial (“ROSELLA”) that seeks to replicate the positive results observed in our Phase 2 study. ROSELLA has a planned enrollment of 360 women with recurrent, platinum-resistant ovarian cancer, randomized 1:1 to receive either relacorilant plus nab-paclitaxel or nab-paclitaxel monotherapy. The primary endpoint is PFS, with overall survival as a key secondary endpoint. Patients in ROSELLA will have received prior bevacizumab therapy, which is the standard of care in the United States for patients with platinum-resistant ovarian cancer. Women with a history of tumors that do not respond to initial platinum-based treatments (i.e., women with “primary platinum-refractory” disease) and those who have received more than three prior lines of therapy will be excluded.
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
ALS
ALS, also known as Lou Gehrig’s disease, is a devastating neuromuscular illness. Our selective cortisol modulator dazucorilant improved motor performance and reduced neuroinflammation and muscular atrophy in animal models of ALS. Following these compelling results, in October 2022 we initiated a Phase 2 trial of dazucorilant (the “DAZALS” trial) in patients with ALS. DAZALS has a planned enrollment of 198 patients, randomized 1:1:1 to receive either 150 mg or 300 mg of dazucorilant or placebo daily for 24 weeks. The primary endpoint is the difference between dazucorilant and placebo demonstrated by patients on the ALS Functional Rating Scale-Revised (ALSFRS-R).
Metabolic Diseases
Liver Disease. NASH is an advanced form of nonalcoholic fatty liver disease that afflicts millions of patients and is a leading cause of liver-related mortality. In April 2021, we suspended our Phase 2a trial of our selective cortisol modulator miricorilant as a potential treatment for NASH after four of the five patients who received miricorilant exhibited both elevated liver enzymes and large rapid reductions in liver fat. Liver enzyme levels in all affected patients returned to baseline or below baseline after miricorilant was withdrawn. Our ongoing Phase 1b dose-finding trial in patients with presumed NASH has identified a range of doses that appear to cause large reductions in liver fat without causing excessive liver irritation. We plan to start a Phase 2 trial in the fourth quarter of 2023.
AIWG. In the United States, six million people take antipsychotic medications such as olanzapine and risperidone to treat illnesses such as schizophrenia, bipolar disorder and depression. While these drugs are very effective, they often cause rapid and sustained weight gain, other metabolic disturbances and, ultimately, cardiovascular disease. Patients taking these medications experience a 10 to 25-year reduction in life expectancy, due largely to increased cardiovascular events, such as heart attacks and strokes. Patients in our two double-blind, placebo-controlled, Phase 2 trials of miricorilant (GRATITUDE and GRATITUDE II) did not experience reversal of AIWG. However, multiple replicated pre-clinical results as well as the results of our double-blind, placebo-controlled trial (published in the Journal of Clinical Psychopharmacology (Hunt et al., 2021)) suggest that miricorilant has the potential to significantly reduce weight gain caused by the administration of olanzapine. Accordingly, we plan to further study miricorilant’s potential to prevent AIWG.
Development of our Other Selective Cortisol Modulators
Our portfolio of proprietary selective cortisol modulators consists of four structurally distinct series. More than 1,000 of these compounds, including relacorilant, exicorilant, miricorilant and dazucorilant, potently bind to the GR but not the progesterone, estrogen or androgen receptors. We hold U.S. and foreign patents covering these compounds and their methods of use in a wide range of indications. We have applied, and will continue to apply, for patents covering the composition and method of use of our products and product candidates. See “Business – Intellectual Property.”
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
Clinical Trial Agreements
We typically conduct our clinical trials with the assistance of clinical research organizations (“CROs”). ICON plc is helping us conduct our GRACE and GRADIENT trials. Syneos Health is helping us conduct our ROSELLA trial. Julius Clinical is helping us conduct our DAZALS trial. We may terminate our agreements with ICON, Syneos Health and Julius Clinical on 60 days’ written notice.
Research and Development Spending
We incurred $131.0 million, $113.9 million and $114.8 million of research and development expense in the years ended December 31, 2022, 2021 and 2020, respectively, which accounted for 45 percent, 47 percent and 51 percent, respectively, of our total operating expenses in those years.
Manufacturing Korlym
We rely on contract manufacturers to produce Korlym and our product candidates. In March 2014, we entered into an agreement with Produits Chimiques Auxiliaires et de Synthese SA (“PCAS”) to produce mifepristone, the active pharmaceutical ingredient (“API”) in Korlym. In 2018, we amended this agreement and extended its term to December 31, 2021, with two one-year renewals that will occur automatically unless either party gives 12 months advance written notice of its intent not to renew. The amendment also provides for exclusivity between PCAS and Corcept, unless PCAS is unable to meet our requirements, in which case we may purchase mifepristone from another supplier. At December 31, 2021, the agreement was extended through December 31, 2022. At December 31, 2022, the agreement was further extended through December 31, 2023.
We have agreements with two third-party manufacturers to produce and bottle Korlym tablets.
Competition for Korlym
Korlym competes with established treatments, including surgery, radiation and other medications, including “off-label” uses of drugs such as ketoconazole, an anti-fungal medication, and metyrapone, which is approved for testing hypothalamic-

pituitary function. Korlym also competes with Signifor® (pasireotide) Injection and Isturisa® (osilodrostat). Both of these drugs are approved by the FDA for the treatment of adult patients with Cushing’s disease who are not candidates for pituitary surgery or for whom surgery did not work, and both are sold by the Italian pharmaceutical company Recordati S.p.A (“Recordati”). Cushing’s disease is a subset of Cushing’s syndrome. In the EU, osilodrostat is also approved as a treatment for Cushing’s syndrome. Korlym also competes with Recorlev® (levoketoconazole), a chiral form of the commonly-prescribed cortisol synthesis inhibitor ketoconazole, that is sold by Xeris Biopharma Holdings, Inc. (“Xeris”), as a treatment for patients with Cushing’s syndrome.
The orphan drug marketing exclusivity period for Korlym ended in February 2019, which means a competitor that receives FDA approval for a generic equivalent of Korlym may market its drug to patients with Cushing’s syndrome, provided doing so would not infringe any of our patents. We sued Teva Pharmaceuticals USA, Inc. (“Teva”) in federal district court to prevent them from marketing generic versions of Korlym in violation of our patents. In addition, Teva challenged the validity of one of our patents in a post grant review (“PGR”) proceeding before the Patent Trial and Appeal Board (“PTAB”). In November 2020, the PTAB decided all of Teva’s claims in this PGR in Corcept’s favor. On March 12, 2021, Teva appealed its loss to the Federal Circuit Court of Appeals. On December 7, 2021, the Federal Circuit Court of Appeals affirmed the PTAB’s decision, upholding the validity of all claims in this PGR in Corcept’s favor. See “Part I, Item 3, Legal Proceedings.”
Intellectual Property
Overview. Patents and other proprietary rights are important to our business. We own U.S. composition of matter patents related to our next-generation cortisol modulators. Foreign counterparts of some of these patents have issued in Europe, Japan, China, Canada, Australia and other countries. The expiration dates of these patents and their foreign counterparts range from 2025 to 2039.
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
Cushing’s Syndrome. The composition of matter patent covering Korlym’s active ingredient, mifepristone, has expired. We own U.S. method of use patents directed to the use of Korlym in the treatment of patients with Cushing’s syndrome, with expiration dates ranging from 2028 to 2038. Furthermore, we own U.S. compound and method of use patents using our proprietary selective cortisol modulators directed to the treatment of patients with Cushing’s syndrome, with expiration dates ranging from 2033 to 2040.
Oncology. We own U.S. patents covering methods of treating cancer using our proprietary selective cortisol modulators with expiration dates ranging from 2023 to 2041. In addition, we have exclusively licensed from the University of Chicago U.S. patents for (a) the use of cortisol modulators in the treatment of triple-negative breast cancer, and (b) the use of cortisol modulators to treat castration resistant prostate cancer (“CRPC”). We are required to pay the University of Chicago customary milestone fees and royalties on revenue from products commercialized under the issued patents or patents that may issue pursuant to the pending applications. Our license will end upon expiration of the licensed patents in 2031 and 2033 or upon notification by us to the University of Chicago. See “Business – License Agreements.”
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
Other Indications. In addition to the United States and foreign patents we own or have licensed relating to Cushing’s syndrome and various cancers, we also own U.S. and foreign patents for the use of cortisol modulators to treat AIWG, fatty liver disease, delirium, catatonia, psychosis induced by interferon-alpha therapy, migraine headaches, gastroesophageal reflux disease, neurological damage in premature infants and in the treatment of diseases using combination steroid and GR antagonist therapy. We also own patents covering the improvement of therapeutic response to electroconvulsive therapy and inhibition of cognitive deterioration in adults with Down’s Syndrome. The expiration dates of these patents and their foreign counterparts range from 2023 to 2039.
Government Regulation
Prescription pharmaceutical products are subject to extensive pre- and post-approval regulation governing the research, development, testing, manufacturing, safety, efficacy, labeling, storage, record keeping, and advertising and promotion of the products under the Federal Food, Drug and Cosmetic Act. All of our product candidates require regulatory approval by government agencies prior to commercialization and are subject to continued regulatory oversight thereafter. Before a new drug may be marketed in the United States the FDA generally requires completion of preclinical laboratory and animal testing, performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug’s intended use and approval by the FDA. Complying with these and other federal and state statutes and regulations involves significant time and expense.
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
Examples of legislation in this area include the Patient Protection and Affordable Care Act (“ACA”) which was passed in 2010, and the Inflation Reduction Act of 2022 (the “IRA”). The ACA substantially changed the way health care is financed by both governmental and private insurers. The ACA, among other things, expanded Medicaid program eligibility and access to commercial health insurance coverage, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and promoted a new Medicare Part D coverage gap discount program. More recently, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law on August 16, 2022, which, among other things, requires the Secretary of the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of a set number of high Medicare spend drugs starting in 2026, requires rebates from manufacturers who increase their drug prices above inflation, and makes several changes to the Medicare Part D benefit that will increase manufacturer liability for drug costs previously borne by the government and beneficiaries under the program. We also expect there to be other healthcare reform measures that could impact coverage, reimbursement, and drug prices.
Other Healthcare Laws
In addition to the laws and regulations outlined in the “Government Regulations” section, we are subject to healthcare regulation and enforcement by the federal government and the states where we conduct business. These laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, and physicians’ sunshine (e.g. transparency) laws and regulations. Foreign governments have comparable regulations, and violating these laws and regulations in any jurisdiction could result in significant criminal, civil, and administrative sanctions.
The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. In the past, the government has enforced the Anti-Kickback Statute to reach large settlements with healthcare companies based on sham consulting and other financial arrangements with physicians and other third parties. The Anti-Kickback Statute is subject to evolving interpretations, and in the absence of substantive guidance, it is possible for future initiatives or engagements with healthcare professionals to be challenged under this Statute, which could adversely impact our operations. While this Statute has a number of exceptions and regulatory safe harbors that safeguard certain common, industry practices from prosecution, these exceptions and safe harbors are narrowly defined, and parties must satisfy all elements of an available exception or safe harbor to avoid scrutiny. Further, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them to have committed a violation. For example, through legislative action, the government may assert that an Anti-Kickback Statute violation could implicate the federal civil False Claims Act. The majority of states also have anti-kickback laws, which establish similar prohibitions and in some cases may apply to items or services reimbursed by any third-party payor, including commercial insurers.
The civil False Claims Act prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to federal programs (including Medicare and Medicaid). Actions under the False Claims Act may be brought directly by the government or as a qui tam action by a private individual (acting as a “whistleblower”) in the name of the government. In addition, as noted directly above, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. Violations of the False Claims Act can result in significant monetary penalties including treble damages, and carry the potential for exclusion from participation in federal healthcare programs. The federal government has and continues to use the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies in connection with the potential or actual false claims resulting from promotion of products for unapproved uses or other sales and marketing practices. The government has obtained multi-billion dollar settlements under the False Claims Act and individual criminal convictions under applicable criminal statutes. We expect that the government will continue to devote substantial resources to investigating potential or actual violations of the False Claims Act.
The federal criminal statute on false statements makes it a crime to knowingly and willfully (in connection with the delivery of or payment for health care benefits, items, or services): (i) falsify, conceal, or cover up any material fact, (ii) make any materially false, fictitious, or fraudulent statements or representations, or (iii) make or use any materially false writing or document while knowing such writings or documents contain materially false, fictitious, or fraudulent statements.
The Civil Monetary Penalties Law provides the government the ability to impose civil monetary penalties against any party or entity who offers or transfers anything of value to a federal health care program beneficiary when a party or entity knows or should know that providing a transfer of value is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier for the order or receipt of any item or service reimbursable by a federal health care program. Notably, while pharmaceutical and biotech companies are generally not considered “providers, practitioners, or suppliers,” offering anything of value to a beneficiary that is likely to influence the beneficiary to select a particular provider, practitioner, or supplier (e.g., a physician or pharmacy) could implicate the Civil Monetary Penalties Law.
The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) prohibits, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them to have committed a violation.
The federal physician Payments Sunshine Act (generally referred to as the Open Payments™ Program) is a provision under the Patent Protection and Affordable Care Act (“ACA”). The Open Payments Program imposes reporting requirements on covered entities (e.g., drug manufacturers) for payments made or transfers of value provided by them to certain healthcare organizations (e.g., teaching hospitals) and physicians, which is broadly defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and certain non-physician practitioners (e.g., physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, anesthesiology assistants and certified nurse midwives). Covered entities are also required to report ownership and investment interests held by physicians and their immediate family members (as it relates to the Covered entities). This information is then analyzed and made public, available via searchable databases. Failure to submit required information may result in significant civil monetary penalties for any payments, transfers of value, or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Similarly, certain states also mandate the tracking and reporting of gifts, compensation and other remuneration to physicians. Some of these states also require the implementation of commercial compliance programs and impose restrictions on drug manufacturer marketing practices.
Federal and state agencies continue to spend time, energy and resources combating healthcare fraud and abuse. This regulatory environment, taken together with the evolving commercial compliance environment and the need to build, enhance and maintain robust and expandable systems and controls to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may violate one or more of the requirements. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results.
In addition to the above “fraud and abuse” laws and regulations, we must also account for other applicable state and foreign laws and regulations that could impact our business activities. For example, some states require pharmaceutical companies to certify that they are in compliance with the pharmaceutical industry’s voluntary compliance guidelines and certain federal government compliance guidance, while other states (and some local governments) require the public registration of pharmaceutical sales representatives.
Data Privacy and Security
Numerous state, federal and foreign laws and regulations govern the collection of, disclosure of, use of, access to, transfer of, and confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, imposes requirements relating to the privacy, security and transmission of protected health information on HIPAA covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates who conduct certain activities for or on their behalf involving protected health information on their behalf. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by the United States Department of Health and Human Services (“HHS”) may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Further, entities that knowingly receive individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA may be subject to criminal penalties.
Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. In 2022, the FTC also began a rulemaking proceeding to develop additional data privacy rules and requirements, which may add additional complexity to compliance obligations going forward.
In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Confidentiality of Medical Information Act imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. Further, the California Consumer Privacy Act (“CCPA”) which took effect on January 1, 2020, created individual privacy rights for California consumers and increased the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act (“CPRA”) revised and expanded the CCPA, adding additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The CPRA is in full effect as of January 1, 2023, and similar laws passed in Virginia, Colorado, Connecticut, and Utah will take effect starting in 2023. As a result, additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. Additional legislation proposed at the federal level and in other states, along with increased regulatory action, reflect a trend toward more stringent privacy legislation in the United States.
In Europe, the General Data Protection Regulation (“GDPR”) went into effect in May 2018 and imposes stringent data protection requirements for controllers and processors of personal data of persons within the EU. The GDPR applies to any company established in the EU or the European Economic Area (“EEA”) as well as to those outside the EU or the EEA if they collect and use personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the EC does not recognize as having “adequate” data protection laws. Transfers of personal information out of the European Union face a constantly shifting set of requirements, as courts in Europe have invalidated intergovernmental agreements and European regulators have required changes to standard contracting terms, which themselves do not fit all situations. As a result, significant uncertainty exists with respect to GDPR compliance and the attendant obligations going forward as the regulatory environment is rapidly developing. In addition, from January 1, 2021, companies have had to comply with both the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The EC has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the EC re-assesses and renews/extends that decision. Outside Europe, significant data privacy regulatory regimes exist in major markets including Brazil, India, China, and elsewhere. The ever-shifting landscape of global data privacy regulation requires significant investment and attention to avoid significant noncompliance liabilities.
Employees
We are managed by experienced pharmaceutical executives and also enlist the expertise of independent advisors with extensive pharmaceutical experience. As of December 31, 2022, we had 299 employees. We consider our employee relations to be good. Our employees are not covered by a collective bargaining agreement.
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
Risk Factors – Discussion
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
•natural disasters or other catastrophes, such as the COVID-19 pandemic, that reduce the ability or willingness of physicians to see patients or of patients to bear the risk of leaving their homes to seek medical care; and
•lack of availability of government or private insurance, the shift of a significant number of patients to Medicaid, which reimburses Korlym at a significantly lower price, or the introduction of government price controls or other price-reducing regulations, such as the Inflation Reduction Act of 2022, that may significantly limit Medicare reimbursement rates.
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
Legal action to enforce or defend intellectual property rights is complex, costly and involves significant commitments of management time. There can be no assurance of a successful outcome. We have sued Teva in Federal District Court with respect to their proposed generic versions of Korlym. In November 2020, the PTAB ruled against Teva in a challenge Teva had brought to one of our patents, a ruling which the Federal Circuit Court of Appeals has affirmed. We had also sued Sun and Hikma with respect to their proposed generic version of Korlym, although we settled those lawsuits in June 2021 and December 2022, respectively. The terms of our settlement with Sun and Hikma are subject to customary review by the Federal Trade Commission and Department of Justice. Please see “Part I, Item 3, Legal Proceedings.” Because Teva has received FDA approval, Teva may choose to begin marketing its generic product at any time, notwithstanding our ongoing litigation. We would seek a court order stopping such a course of action, but even if we were to prevail and Teva were to withdraw its product and pay us damages the temporary availability of a generic version of Korlym might materially harm our results of operations and financial condition.
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
On December 30, 2021, Xeris received FDA approval to market the cortisol synthesis inhibitor Recorlev® (levoketoconazole) to treat patients with Cushing’s syndrome in the United States. Levoketoconazole is an enantiomer of the generic anti-fungal medication, ketoconazole, that is prescribed off-label to treat patients with Cushing’s syndrome.
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
In the United States, there have been and continue to be legislative initiatives to contain healthcare costs. The Patient Protection and Affordable Care Act (“ACA”) which was passed in 2010, substantially changed the way health care is financed by both governmental and private insurers. The Inflation Reduction Act of 2022, or IRA, introduced some of the most significant changes to Medicare payment for prescription drugs since the ACA. Among its many provisions, the IRA requires the Secretary of the U.S. Department of Health and Human Services (“HHS”) to negotiate Medicare prices for selected drugs and biologicals, including both physician-administered products covered under Medicare’s Part B benefit and self-administered drugs covered under the Part D benefit. Each year, the Secretary will select for price negotiation a specified number of negotiation-eligible drugs with the highest total Part B or D expenditures over a preceding 12-month period. To be eligible for price negotiation a drug must have been on the market for at least seven years without generic competition. Orphan drugs indicated for only one rare disease or condition and drugs with less than $200 million in annual Medicare expenditures are exempt from the negotiation program. For the first two years of the program, 2026 and 2027, only Part D drugs are eligible. The Secretary will publish the negotiated price, known as the “Maximum Fair Price”, or MFP, for each of the selected products. Manufacturers of selected drugs would be required to offer the drug for Medicare recipients at the MFP. Manufacturers who fail to negotiate or offer the MFP can face significant civil money penalties or excise tax liability on sales of that drug. Depending on the share of Medicare spending each year that is attributed to Korlym or any other drug candidate that we develop and whether or not those drugs become eligible for Medicare negotiation, those drugs and our revenue may be adversely impacted by this provision.
The IRA also establishes an inflation rebate program that requires manufacturers to pay rebates to the Medicare program if any of the medications they provide Medicare recipients increase in price faster than the rate of inflation. The Part D inflation rebate provision went into effect on October 1, 2022. Although manufacturers are generally familiar with inflation rebates under the Medicaid program, where they have existed for decades, the IRA represents the first time that inflation rebates have been extended to the Medicare program.
Beginning in 2025, the IRA will also shift a significant portion of the Medicare beneficiary costs from the government and beneficiaries to manufacturers. We anticipate that this provision will significantly limit the revenue Corcept receives and may materially reduce our revenue and profits.
There continues to be federal and state initiatives to contain healthcare costs, in part informed by the current atmosphere of mounting criticism of prescription drug costs in the United States. We expect governmental oversight and scrutiny of pharmaceutical companies will continue to increase and there will continue to be proposals to change the healthcare system in ways that could harm our ability to sell Korlym profitably. We anticipate that the United States Congress, state legislatures, and regulators may implement healthcare policies intended to curb healthcare costs, such as federal and state controls on reimbursement for drugs (including under Medicare and commercial health plans), new or increased requirements to pay prescription drug rebates and penalties to government health care programs and policies that require drug companies to disclose and justify the prices they charge.
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
A single third-party manufacturer, Produits Chimiques Auxiliaires et de Synthese SA (“PCAS”), supplies the API in Korlym. Two other third-party manufacturers are approved to produce and bottle Korlym tablets. The current term of our agreement with PCAS continues until December 31, 2023. We use a single specialty pharmacy, Optime, to dispense Korlym and perform related pharmacy operations, patient support and related services, including the collection of payments from insurers representing approximately 99 percent of our revenue. If Optime does not adhere to its agreements with payers, it may not be able to collect some or all of the payments due to us. Our agreement with Optime extends to March 31, 2024, subject to customary termination provisions, including the right of Optime to terminate in the event of a material breach by us that we do not cure in a reasonable period of time after receiving written notice. In addition, we may terminate the agreement for convenience.
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
The active ingredient in Korlym, mifepristone, is approved by the FDA in another drug for the termination of early pregnancy. On June 24, 2022, the United States Supreme Court published its decision in the case of Dobbs v. Jackson Women’s Health Organization (“Dobbs”), which overturned Roe v. Wade, the 1973 Supreme Court decision establishing a woman’s right to terminate her pregnancy, subject to certain limitations. Dobbs has stimulated many states to enact laws making abortion illegal in virtually every circumstance, including during early pregnancy. More laws banning or heavily restricting termination of pregnancy may be adopted and existing laws may be made more restrictive. Heightened public perception of mifepristone as an abortifacient may draw the attention of hostile state government officials or political activists to Korlym – even though Korlym is not approved for the termination of pregnancy, we do not promote it for that use and we have taken measures to minimize the chance that it will accidentally be prescribed to a pregnant woman. In addition, physicians and patients may choose not to use Korlym as a treatment for Cushing’s syndrome simply to avoid the risk of terminating a pregnancy.
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
We are subject to FDA regulations governing the promotion and sale of medications. Although physicians are permitted to prescribe drugs for any indication they choose, manufacturers may only promote products for their FDA-approved use. All other uses are referred to as “off-label,” manufacturers are prohibited from engaging in any of “off-label” promotion. In the

United States, we market Korlym to treat hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and for whom surgery has failed or is not an option. Among other activities, we provide promotional materials and training programs to physicians covering the use of Korlym for this indication. The FDA may change its policies or enact new regulations at any time that may restrict our ability to promote our products, which could adversely impact our business.
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
In addition to laws prohibiting off-label promotion, we are also subject to federal and state healthcare fraud and abuse laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices. The United States healthcare laws and regulations that may affect our ability to operate include, but are not limited to:
•the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal health care programs such as Medicare and Medicaid. And, although we structure our applicable business arrangements in accordance with the safe harbors, it is difficult to determine exactly how the law will be applied in specific circumstances. Accordingly, it is possible that certain practices of ours may be challenged under the federal Anti-Kickback Statute. From a liability perspective, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•federal false claims laws, including, without limitation, the False Claims Act, which prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. The federal False Claims Act is unique in that it allows private individuals (whistleblowers) to bring actions on behalf of the federal government via qui tam actions. Importantly, under the False Claims Act the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
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
•federal “sunshine” laws, including the federal Physician Payment Sunshine Act (or sometimes referred to as the Open PaymentsTM Program), that require transparency regarding financial arrangements with health care providers, such as the reporting and disclosure requirements imposed by the ACA on drug manufacturers regarding any “transfer of value” made or distributed to physicians, certain non-physician practitioners, teaching hospitals, and ownership or investment interests held by physicians and their immediate family members;
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

The risk of being found in violation of these laws and regulations is increased by the fact that many of them have not been definitively interpreted by regulatory authorities or the courts and their provisions are open to a variety of interpretations. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under them, it is possible that some of our business activities, including our relationships with physicians and other healthcare providers (some of whom recommend, purchase and/or prescribe our products) and the manner in which we promote our products, could be subject to challenge and scrutiny. We are also exposed to the risk that our employees, independent contractors, principal investigators, consultants, vendors, distributors and contract research organizations (“CROs”) may engage in fraudulent or other illegal activity. Although we have policies and procedures prohibiting such activity, it is not always possible to identify and deter misconduct and the precautions we take may not be effective in controlling unknown risks or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with applicable laws and regulations.
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
We cannot assure investors that a liquid trading market for our common stock will exist at any particular time. As a result, holders of our common stock may not be able to sell shares quickly or at the current market price. During the 52-week period ended February 21, 2023, our average daily trading volume was approximately 736,105 shares and the intra-day sales prices per share of our common stock on The Nasdaq Stock Market ranged from $17.19 to $30.14. As of February 21, 2023, our officers, directors and principal stockholders beneficially owned approximately 19 percent of our common stock.

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
•disputes or other developments relating to our intellectual property, including developments in ANDA litigation;
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
The guidance we provide as to our expected revenue is only an estimate of what we believe is realizable at the time we give such guidance. It is difficult to predict our revenue and our actual results may vary materially from our guidance. The effect on our business of the COVID-19 pandemic is difficult to forecast. In addition, the rate of physician adoption of Korlym and the actions of government and private payers is uncertain. We may experience competition from generic versions of Korlym, which our public revenue guidance does not anticipate. We may not meet our financial guidance or other investor expectations for other reasons, including those arising from the risks and uncertainties described in this report and in our other public filings and public statements. Research analysts publish estimates of our future revenue and earnings based on their own analysis. The revenue guidance we provide may be one factor they consider when determining their estimates.
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
In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy, laws, and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
Even when HIPAA does not apply, according to the Federal Trade Commission (the “FTC”), violating consumers’ privacy or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. In 2022, the FTC also began a rulemaking proceeding to develop additional data privacy rules and requirements, which may add additional complexity to compliance obligations going forward.
In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Confidentiality of Medical Information Act imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. Further, the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020, created individual privacy rights for California consumers and increased the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act, or CPRA, revised and expanded the CCPA, adding additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The CPRA is in full effect as of January 1, 2023, and similar laws passed in Virginia, Colorado, Connecticut and Utah will take effect starting in 2023. As a result, additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. Additional legislation proposed at the federal level and in other states, along with increased regulatory action, reflect a trend toward more stringent privacy legislation in the United States.
Outside the United States, many jurisdictions have or are in the process of enacting sweeping data privacy regulatory regimes. In Europe, the GDPR took effect in 2018, and is imposing stringent requirements for controllers and processors of personal data of individuals within the EEA, particularly with respect to clinical trials. The GDPR provides that EEA member states may make their own further laws and regulations limiting the processing of health data, which could limit our ability to use and share personal data or could cause our costs to increase and harm our business and financial condition. In addition, the GDPR increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. Recent legal developments have added complexity and compliance uncertainty regarding certain transfers of information from the EEA to the United States. Following EU court decisions, updated standard contractual clauses (“SCCs”) were adopted to account for these judicial decisions, imposing new requirements on data transfers. The revised SCCs must be used for relevant new data transfers from September 27, 2021, and existing SCC arrangements were required to be migrated by December 27, 2022. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. The GDPR imposes substantial fines for breaches of data protection requirements, which can be up to four percent of global revenue for the preceding financial year or €20 million, whichever is greater, and it also confers a private right of action on data subjects for breaches of data protection requirements. Compliance with European data protection laws is a rigorous and time intensive process that may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our European activities. From January 1, 2021, we have had to comply with the GDPR and separately the United Kingdom GDPR, which, together with the amended United Kingdom Data Protection Act 2018, retains the GDPR in United Kingdom national law, each regime having the ability to fine up to the greater of €20 million/ £17.5 million or 4% of global turnover. It is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term and these changes may lead to additional costs and increase our overall risk exposure. On June 28, 2021, the EC adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in June 2025 unless the EC renews or extends that decision and remains under review by the Commission during this period.
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
Our earnings are subject to federal, state and local taxes. We offset a portion of our earnings using net operating losses and our taxes using research and development tax credits, which reduces the amount of tax we pay. Some jurisdictions require that we pay taxes or fees calculated as a percentage of sales, payroll expense, or other indicia of our activities. Please see “Part IV, Item 15, Notes to Consolidated Financial Statements – Income Taxes.” Certain provisions of the recently enacted Inflation Reduction Act of 2022, effective January 1, 2023, including a 1% excise tax on share repurchases and a 15% corporate alternative minimum tax, may impact our income tax expense, profitability and capital allocation decisions. Changes to existing tax laws could materially increase the amounts we pay, which would reduce our after tax net income.
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
As of February 21, 2023, our officers and directors beneficially owned approximately 19 percent of our common stock. Acting together, these stockholders could significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling stockholders.
We have in the past and may in the future be subject to short selling strategies that may drive down the market price of our common stock.
Short sellers have in the past and may attempt in the future to drive down the market price of our common stock. Short selling is the practice of selling securities that the seller does not own but may have borrowed with the intention of buying identical securities back at a later date. The short seller hopes to profit from a decline in the value of the securities between the time the securities are borrowed and the time they are replaced. As it is in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects to create negative market momentum. Although traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called “research reports” that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, led to selling of shares in the market. Further, these short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S. and they are not subject to certification requirements imposed by the SEC. Accordingly, the opinions they express may be based on distortions, omissions or fabrications. Companies that are subject to unfavorable allegations, even if untrue, may have to expend a significant amount of resources to investigate such allegations and/or defend themselves, including shareholder suits against the company that may be prompted by such allegations. We may in the future be the subject of shareholder suits that we believe were prompted by allegations made by short sellers.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease 47,022 square feet of office space in Menlo Park, California for our corporate facilities. Our current lease expires in June 2023.
ITEM 3. LEGAL PROCEEDINGS
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
This lawsuit against Teva currently asserts the ‘214 patent and the ‘216 patent. The parties have completed briefing cross-motions for summary judgment regarding infringement of the ’214 patent. On February 27, 2023, the Court denied both motions without prejudice. No trial date has been set.
We will vigorously enforce our intellectual property rights relating to Korlym but cannot predict the outcome of this matter.
Hikma ANDA Litigation and Settlement
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
On December 7, 2022, we entered into an agreement with Hikma resolving this litigation. Pursuant to the agreement, we have granted Hikma the right to sell a generic version of Korlym in the United States beginning October 1, 2034 or earlier under circumstances customary for settlement agreements of this type. As required by law, we and Hikma have submitted the settlement agreement to the United States Federal Trade Commission and the United States Department of Justice for review.
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
On February 8, 2023, we reached an agreement in principle (the “Proposed Settlement”) to resolve all claims in the Melucci litigation. Under the Proposed Settlement, we have agreed to make a one-time payment of $14.0 million, which will be covered in full by our insurers. The Proposed Settlement is subject to the final approval of the United States District Court for the Northern District of California.
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
We will respond vigorously to the above allegations but cannot predict the outcome of these matters.
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
Stockholders of Record and Dividends
As of February 21, 2023, we had 107,899,316 shares of common stock outstanding held by 28 stockholders of record. Because almost all of our common stock is held by brokers, nominees and other institutions on behalf of stockholders, we are unable to estimate the actual number of our stockholders. We have never declared or paid cash dividends. We do not anticipate paying cash dividends in the foreseeable future.
Sale of Unregistered Securities
None.
Repurchases of Securities
The following table contains information relating to the purchases of our common stock in the three months ended December 31, 2022 as part of the cashless net exercises of stock options (in thousands, except average price per share):

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Purchase Price of Shares(2)

October 1, 2022 to October 31, 2022	19	$27.75	$536
November 1, 2022 to November 30, 2022	81	25.74	2,079
December 1, 2022 to December 31, 2022	24	22.55	532
Total	124	$25.45	$3,147

(1) In October 2022, we issued 29,584 shares of common stock as part of net-share settlement of cashless option exercises, of which 19,306 shares were surrendered to us in satisfaction of related exercise cost and tax obligations. In November 2022, we issued 120,595 shares of common stock as part of net-share settlement of cashless option exercises, of which 80,770 shares were surrendered to us. In December 2022, we issued 60,480 shares of common stock as part of net-share settlement of cashless option exercises, of which 23,590 shares were surrendered to us.

(2) We paid $0.7 million to satisfy the tax withholding obligations associated with the net-share settlement of these cashless option exercises.
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
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition and is provided as a supplement to, and should be read in conjunction with our audited consolidated financial statements and the accompanying notes to financial statements, risk factors and other disclosures included in this Form 10-K. Our consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).
We make statements in this section that are “forward-looking” within the meaning of the federal securities laws. For a complete discussion of such statements and the potential risks and uncertainties that may affect their accuracy, see the “Risk Factors” section of this Form 10-K and the “Overview” and “Liquidity and Capital Resources” sections of this MD&A.
Overview
We are a commercial-stage company engaged in the discovery and development of medications to treat severe endocrine, oncologic, metabolic and neurological disorders by modulating the effects of the hormone cortisol.
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
In the GRACE trial, each patient receives relacorilant for 22 weeks. Patients who exhibit pre-specified improvements in hypertension and/or glucose metabolism enter a 12-week, double-blind, “randomized withdrawal” phase, in which half of the patients continue receiving relacorilant and half receive placebo. The trial’s primary endpoint is the rate and degree of relapse of hypertension in patients receiving placebo measured against the rate and degree of relapse of hypertension in those continuing relacorilant. GRACE has a planned enrollment of 130 patients with Cushing’s syndrome at sites in the United States, Canada, Europe and Israel. If successful, we expect GRACE to provide the basis for a new drug application (“NDA”) for relacorilant as a treatment for patients with any etiology of endogenous Cushing’s syndrome.
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
Patients in both of the relacorilant plus nab-paclitaxel treatment arms experienced longer PFS than did the patients who received nab-paclitaxel alone. Patients who received a higher dose of relacorilant intermittently exhibited a statistically significant improvement in median PFS (5.6 months versus 3.8 months, hazard ratio: 0.66; p-value: 0.038). Patients who received a lower dose of relacorilant daily exhibited a median PFS that was 1.5 months longer than did the patients who received nab-paclitaxel alone (5.3 months versus 3.8 months, hazard ratio: 0.83; p-value: not significant). Patients who received relacorilant intermittently also had a longer median duration of response (“DoR”) (5.6 months versus 3.7 months, hazard ratio: 0.36; p-value: 0.006) compared to those who received nab-paclitaxel alone. Patients who received relacorilant intermittently also lived longer (median OS: 13.9 months versus 12.2 months, hazard ratio: 0.67; p-value: 0.066) compared to those who received nab-paclitaxel alone.
Safety and tolerability of relacorilant plus nab-paclitaxel were comparable to nab-paclitaxel monotherapy.
In June 2022, we initiated a pivotal Phase 3 trial (“ROSELLA”) that seeks to replicate the positive results observed in our Phase 2 study. ROSELLA has a planned enrollment of 360 women with recurrent, platinum-resistant ovarian cancer, randomized 1:1 to receive either relacorilant plus nab-paclitaxel or nab-paclitaxel monotherapy. The primary endpoint is PFS, with overall survival as a key secondary endpoint. Patients in ROSELLA will have received prior bevacizumab therapy, which is the standard of care in the United States for patients with platinum-resistant ovarian cancer. Women with a history of tumors that do not respond to initial platinum-based treatments (i.e., women with “primary platinum-refractory” disease) and those who have received more than three prior lines of therapy will be excluded.
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

Amyotrophic Lateral Sclerosis (“ALS”)
ALS, also known as Lou Gehrig’s disease, is a devastating neuromuscular illness. Our selective cortisol modulator dazucorilant improved motor performance and reduced neuroinflammation and muscular atrophy in animal models of ALS. Following these compelling results, in October 2022 we initiated a Phase 2 trial of dazucorilant (the “DAZALS” trial) in patients with ALS. DAZALS has a planned enrollment of 198 patients, randomized 1:1:1 to receive either 150 mg or 300 mg of dazucorilant or placebo daily for 24 weeks. The primary endpoint is the difference between dazucorilant and placebo demonstrated by patients on the ALS Functional Rating Scale-Revised (ALSFRS-R).
Metabolic Diseases
Liver Disease. NASH is an advanced form of nonalcoholic fatty liver disease that afflicts millions of patients and is a leading cause of liver-related mortality. In April 2021, we suspended our Phase 2a trial of our selective cortisol modulator miricorilant as a potential treatment for NASH after four of the five patients who received miricorilant exhibited both elevated liver enzymes and large rapid reductions in liver fat. Liver enzyme levels in all affected patients returned to baseline or below baseline after miricorilant was withdrawn. Our ongoing Phase 1b dose-finding trial in patients with presumed NASH has identified a range of doses that appear to cause large reductions in liver fat without causing excessive liver irritation. We plan to start a Phase 2 trial in the fourth quarter of 2023.
Antipsychotic-Induced Weight Gain (“AIWG”). In the United States, six million people take antipsychotic medications such as olanzapine and risperidone to treat illnesses such as schizophrenia, bipolar disorder and depression. While these drugs are very effective, they often cause rapid and sustained weight gain, other metabolic disturbances and, ultimately, cardiovascular disease. Patients taking these medications experience a 10 to 25-year reduction in life expectancy, due largely to increased cardiovascular events, such as heart attacks and strokes. Patients in our two double-blind, placebo-controlled, Phase 2 trials of miricorilant (GRATITUDE and GRATITUDE II) did not experience reversal of AIWG. However, multiple replicated pre-clinical results as well as the results of our double-blind, placebo-controlled trial (published in the Journal of Clinical Psychopharmacology (Hunt et al., 2021)) suggest that miricorilant has the potential to significantly reduce weight gain caused by the administration of olanzapine. Accordingly, we plan to further study miricorilant’s potential to prevent AIWG.
COVID-19 Pandemic
Public health restrictions put in place to reduce the impact of the global COVID-19 pandemic, as well as measures voluntarily undertaken by patients, physicians, hospitals and medical clinics, have reduced our revenue growth and make it difficult to grow our Korlym business.
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
Please see “COVID-19 Pandemic” under Item 1 of this Annual Report and the risk factor under Item 1A of this Annual Report, “The COVID-19 pandemic has adversely affected and is continuing to adversely affect our business.”
Inflation Reduction Act of 2022
The Inflation Reduction Act of 2022 (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The CAMT will be effective for us beginning on January 1, 2024. We do not expect the CAMT to have a significant effect on our consolidated financial statements.
Results of Operations
Net Product Revenue – Net product revenue is gross product revenue from sales to our customers less deductions for estimated government rebates and chargebacks.
Net product revenue was $401.9 million for the year ended December 31, 2022, compared to $366.0 million and $353.9 million for the years ended December 31, 2021 and 2020, respectively. For the years ended December 31, 2022 and 2021, sales volume accounted for 54.6 percent and 20.7 percent of the increases, respectively. Increases in the average price of Korlym accounted for the remaining growth due to price increases effective January 1, 2022 and March 1, 2021.
Cost of sales – Cost of sales includes the cost of API, tableting, packaging, personnel, overhead, stability testing and distribution.
Cost of sales was $5.4 million for the year ended December 31, 2022, compared to $5.3 million and $5.6 million for the years ended December 31, 2021 and 2020, respectively. Cost of sales as a percentage of revenue was 1.3 percent, 1.4 percent and 1.6 percent for the years ended December 31, 2022, 2021 and 2020, respectively. The decreases in cost of sales as a percentage of revenue are due to reduced manufacturing costs and increased price of Korlym.
Research and development expense – Research and development expense includes the cost of (1) recruiting and compensating development personnel, (2) clinical trials, (3) drug product and preclinical studies in support of clinical trials and regulatory submissions, (4) discovery research and (5) the development of drug formulations and manufacturing processes.
Research and development expense was $131.0 million for the year ended December 31, 2022, compared to $113.9 million for the comparable period in 2021. The increase was primarily due to the advancement of our development programs and increased spending on employee compensation expenses.
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

	Year Ended December 31,
	2022	2021	2020(1)
	(in thousands)
Development programs:
Oncology	$20,987	$17,984	$34,207
Cushing’s syndrome	30,031	28,639	26,821
Metabolic diseases	24,270	20,594	20,408
Pre-clinical and early-stage selective cortisol modulators and ALS	26,084	21,924	14,726
Unallocated activities, including manufacturing and regulatory activities	16,819	10,617	7,380
Stock-based compensation	12,800	14,106	11,222
Total research and development expense	$130,991	$113,864	$114,764

(1) Beginning in the first quarter of 2021, expenses for the year ended December 31, 2020 previously allocated to oncology and endocrinology were re-allocated between Cushing's syndrome, metabolic diseases and pre-clinical development programs.

It is difficult to predict the timing and cost of development activities, which are subject to many uncertainties and risks, including inconclusive or negative results, slow patient enrollment, adverse side effects, difficulties in the formulation or manufacture of study drugs and the lack of drug-candidate efficacy. In addition, clinical development is subject to government oversight and regulations that may change without notice. We expect our research and development expense to be higher in 2023 than in 2022 as our clinical programs advance. Research and development spending in future years will depend on the outcome of our pre-clinical and clinical trials and our development plans.
Selling, general and administrative expense – Selling, general and administrative expense includes (1) compensation of employees, consultants and contractors engaged in commercial and administrative activities, (2) the cost of vendors supporting commercial activities and (3) legal and accounting fees.
Selling, general and administrative expense was $152.8 million for the year ended December 31, 2022, compared to $122.4 million for the comparable period in 2021. The increase was primarily due to increased sales and marketing activities, employee compensation expenses, and legal fees.
Selling, general and administrative expense was $122.4 million for the year ended December 31, 2021, compared to $105.3 million for the comparable period in 2020. The increase was primarily due to increases in employee recruiting and compensation expenses, sales and marketing expenses and professional services.

We expect our selling, general and administrative expense to be higher in 2023 than in 2022 due to increased commercial and administrative activities, including litigation and administrative support for increased research and development and marketing efforts.
Settlement expense and insurance recovery related to Melucci litigation – In connection with the Proposed Settlement of the Melucci litigation, we recorded a settlement expense of $14.0 million and corresponding insurance recovery of $14.0 million in Operating Expenses on our Consolidated Statement of Income in the fourth quarter of 2022.
Interest and other income – Interest and other income for the years ended December 31, 2022, 2021 and 2020 was $3.6 million, $0.5 million and $3.4 million, respectively, and consisted primarily of interest income from marketable securities. Interest and other income increased for the year ended December 31, 2022 from the comparable periods in 2021 and 2020 due to a higher cash and investment balance and market-wide increases in interest rates.
Income tax expense – Income tax expense was $14.8 million for the year ended December 31, 2022, compared to $12.5 million for the comparable period in 2021. Income tax expense increased for the year ended December 31, 2022 from the comparable period in 2021 due to decreased excess tax benefits for stock option exercises compared to 2021. Income tax expense was $12.5 million for the year ended December 31, 2021, compared to $25.6 million for the comparable period in 2020. Income tax expense decreased for the year ended December 31, 2021 from the comparable period in 2020 primarily due to increases in excess tax benefits for stock option exercises compared to 2020. While our core effective tax rate has remained relatively consistent throughout the years, the tax rate can vary based upon the timing of provisions related to discrete tax items, including current and future excess tax benefits from stock-based compensation.
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
As of December 31, 2022, we had cash, cash equivalents and marketable securities of $436.6 million, consisting of cash and cash equivalents of $66.3 million and marketable securities of $370.3 million, compared to cash, cash equivalents and marketable securities of $335.8 million, consisting of cash and cash equivalents of $77.6 million and marketable securities of $258.2 million as of December 31, 2021.
The cash in our bank accounts and our marketable securities could be reduced or our access to them restricted if the financial institutions holding them were to fail or severely adverse conditions were to arise in the markets for public or private debt securities. We have never experienced a lack of access to cash or material realized losses.
Net cash provided by operating activities for the years ended December 31, 2022, 2021 and 2020 was $120.3 million, $167.9 million and $152.0 million, respectively. The decrease for the year ended December 31, 2022 compared to 2021 was primarily due to higher current income taxes resulting from the capitalization of research and development costs for tax purposes. The increase for the year ended December 31, 2021 compared to 2020 was primarily due to higher revenue.
Net cash (used in) provided by investing activities for the year ended December 31, 2022, 2021 and 2020 was $(114.3) million, $136.1 million and $(119.3) million, respectively. The change for the year ended December 31, 2022 compared to 2021 was primarily due to allocation of cash generated from our operating activities towards marketable securities rather than share repurchases. The change for the years ended December 31, 2021 compared to 2020 was primarily due to our use of cash for the repurchase of our common stock instead of increasing our investment in marketable securities.
In the year ended December 31, 2022, we spent $21.7 million acquiring shares of our common stock in connection with the net exercise of employee and director stock options and vesting of restricted stock grants, offset by $4.4 million received from the exercise of stock options and purchases through our Employee Stock Purchase Plan, resulting in net cash used in financing activities of $17.3 million. In the comparable periods in 2021 and 2020, we spent $318.8 million and $11.0 million, respectively, acquiring shares of our common stock, offset by $16.2 million and $23.2 million received from the exercise of stock options, respectively, resulting in net cash used in financing activities of $302.6 million for the year ended and net cash provided by financing activities of $12.2 million for the year ended December 31, 2020.
As of December 31, 2022, we had retained earnings of $296.4 million.

Manufacturing Purchase Commitments
We have contractual payment obligations and purchase commitments, the timing of which are contingent on future events, including the initiation and completion of manufacturing projects. In March 2014, we entered into a long-term agreement with one contract manufacturer, PCAS to produce mifepristone, the API for Korlym. On July 25, 2018, we amended this agreement to add a second manufacturing site and extend its term to December 31, 2021, with two one-year automatic renewals, unless either party provides 12 months advance written notice of its intent not to renew. The amendment provides exclusivity between PCAS and Corcept. If PCAS is unable to meet our requirements, we may purchase mifepristone from another supplier.
We have agreements with two third-party manufacturers to produce and bottle Korlym tablets.
As of December 31, 2022, we had $1.5 million remaining in commitments to purchase API from PCAS and have a $0.2 million commitment to purchase Korlym tablets.
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
Government Rebates
Korlym is eligible for purchase by, or qualifies for reimbursement from, Medicaid, Medicare and other government programs that are eligible for rebates on the price they pay for Korlym. To determine the appropriate amount to reserve against these rebates, we identify Korlym sold to patients covered by government-funded programs, apply the applicable government discount to these sales, then estimate the portion of total rebates we expect will be claimed. We (i) deduct this reserve from revenue in the period to which the rebates relate and (ii) include in accrued expenses on our consolidated balance sheet a current liability of equal amount.
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
Inventory and Cost of Sales
We value inventory at the lower of cost or net realizable value and determine the cost of inventory we sell using the specific identification method, which approximates a first-in, first-out basis. We assess our inventory levels at each reporting period and write down inventory that is either expected to be at risk of expiration prior to sale, has a cost basis in excess of its expected net realizable value, or for which there are inventory quantities in excess of expected requirements. We destroy expired inventory and recognize the related costs as cost of sales in that period’s statement of income.
Cost of sales includes the cost of manufacturing Korlym, including materials, third-party manufacturing costs and indirect personnel and other overhead costs, based on the number of Korlym tablets for which we recognize revenue, as well as costs of stability testing, logistics and distribution.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our investment activities is to preserve capital. As of December 31, 2022, the fair value of our cash and cash equivalents and marketable securities was $436.6 million. Our marketable securities consisted of corporate notes, commercial paper, asset-backed securities, U.S. Treasury and government agency securities and a money market fund invested in short-term U.S. Treasury securities maintained at a major U.S. financial institution. To minimize our exposure to interest rate and other market risks, we have limited the maturities of our investments to less than three years, with the duration of our portfolio not to exceed two years. Additionally, except for securities issued by the United States government or its agencies, securities of any one issuer may not make up more than ten percent of our portfolio’s market value. Due to the short-term nature and high liquidity of these instruments, an increase or decrease in market interest rates by 25 basis points would not have a material impact on the total value of our portfolio as of December 31, 2022.
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
As of December 31, 2022, our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

As of December 31, 2022, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2022.
Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. It is set forth below.
(c) Inherent Limitations on Effectiveness of Controls
Management recognizes that controls and procedures, no matter how well designed and operated, can only provide reasonable, not absolute, assurance the desired control objectives will be met. In reaching a reasonable level of assurance, management has weighed the cost of contemplated controls against their intended benefits. The design of any system of controls is based on management’s assumptions about the likelihood of future events. We cannot assure you that our controls will achieve their stated goals under all possible conditions. Changes in future conditions may render our controls inadequate or may cause our degree of compliance with them to deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
(d) Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Corcept Therapeutics Incorporated
Opinion on Internal Control over Financial Reporting
We have audited Corcept Therapeutics Incorporated’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Corcept Therapeutics Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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
San Mateo, California
February 28, 2023
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Certain information required by Part III is omitted from this Form 10-K because we expect to file with the United States Securities and Exchange Commission, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, a definitive proxy statement (“Proxy Statement”), pursuant to Regulation 14A in connection with the solicitation of proxies for our 2023 Annual Meeting of Stockholders, and certain information included therein is incorporated herein by reference.
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

10.1#
Manufacturing Agreement with Produits Chimiques Auxiliaires et de Synthese SA, dated November 8, 2006 (incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K filed on April 2, 2007).

10.2†
Form of Indemnification Agreement for directors and officers approved by the Board of Directors on September 24, 2007 (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007).

10.3†
Amended and Restated Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Joseph K. Belanoff, M. D., dated September 19, 2008 (incorporated by reference to Exhibit 10.25 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009).

10.4†
Amended and Restated Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and James N. Wilson, dated September 19, 2008 (incorporated by reference to Exhibit 10.28 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009).

10.5†	Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to the registrant’s Proxy Statement on Schedule 14A filed on May 7, 2009).

Exhibit Number	Description of Document

10.6†
Form of Option Agreement for options granted pursuant to the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to the registrant’s Annual Report on Form 10-K filed on March 15, 2011).

10.7†
Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Charles Robb, dated September 1, 2011 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on November 8, 2011).

10.8†	Employment offer letter to Charles Robb dated August 12, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 8, 2011).

10.9†	Corcept Therapeutics Incorporated 2012 Incentive Award Plan (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 21, 2012).

10.10†	Form of 2012 Incentive Award Plan Stock Option Grant Notice and Agreement

10.11†	Form of 2012 Incentive Award Plan Restricted Stock Unit Grant Notice and Agreement

10.12†	Form of 2012 Incentive Award Plan Restricted Stock Award Grant Notice and Agreement

10.13
Amendment to Manufacturing Agreement with Produits Chimiques Auxiliaires et de Synthese SA, dated February 21, 2013 (incorporated by reference to Exhibit 10.31 to the registrant’s Annual Report on Form 10-K filed on March 15, 2013).

10.14#
Pharmaceutical Manufacturer Services Agreement with Centric Health Resources, Inc., dated May 21, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2013).

10.15#
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

10.17
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

10.19#
Manufacturing and Supply Agreement with Produits Chimiques Auxiliaires et de Synthese SA, dated March 20, 2014 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on May 12, 2014).

10.20#	Manufacturing Agreement with AAI Pharma Services Corp., dated April 7, 2014 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on August 8, 2014).

10.21#
Second Amendment to Pharmaceutical Manufacturer Services Agreement with Dohmen Life Science Services, LLC (as successor in interest to Centric Health Resources, Inc.) dated October 6, 2014 (incorporated by reference to Exhibit 10.41to the registrant’s Annual Report on Form 10K filed on March 13, 2015).

10.22#
Distribution Services Agreement, dated August 4, 2017, between Corcept Therapeutics Incorporated and Optime Care, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 3, 2017).

10.23##
Amendment No. 1 to Distribution Services Agreement by and between Optime Care, Inc. and Corcept Therapeutics Incorporated, made and entered into as of August 1, 2022. (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on November 3, 2022).

10.24##
Amendment No. 2 to Distribution Services Agreement by and between Optime Care, Inc. and Corcept Therapeutics Incorporated, made and entered into as of August 1, 2022. (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed on November 3, 2022)

Exhibit Number	Description of Document

10.25#
Task Order Number One to Distribution Services Agreement, dated August 4, 2017, between Corcept Therapeutics Incorporated and Optime Care, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on November 3, 2017.

10.26#	Amendment No. 1 to the Manufacturing and Supply Agreement effective March 19, 2014 with PCAS SA, dated July 25, 2018

10.27	Office Lease Agreement by and between Exponent Realty, LLC and Corcept Therapeutics Incorporated, effective as of April 1, 2016.

10.28	First Amendment to Office Lease Agreement by and between Exponent Realty, LLC and Corcept Therapeutics Incorporated, made and entered into as of June 1, 2017.

10.29	Second Amendment to Office Lease Agreement by and between Exponent Realty, LLC and Corcept Therapeutics Incorporated, made and entered into as of March 12, 2018.

10.30	Third Amendment to Office Lease Agreement by and between Exponent Realty, LLC and Corcept Therapeutics Incorporated, made and entered into as of November 8, 2018.

10.31	Fourth Amendment to Office Lease Agreement by and between Exponent Realty, LLC and Corcept Therapeutics Incorporated, made and entered into as of October 23, 2019.

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

10.34†
Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Sean Maduck, dated August 3, 2020 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on August 4, 2020).

10.35
Fifth Amendment to Office Lease Agreement by and between Exponent Realty, LLC and Corcept Therapeutics Incorporated, made and entered into as of June 17, 2020 (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed on August 4, 2020).

10.36
Sixth Amendment to Office Lease Agreement by and between Exponent Realty, LLC and Corcept Therapeutics Incorporated, made and entered into as of July 22, 2020 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 3, 2020).

10.37†	Employment offer letter to Atabak Mokari, dated March 1, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 1, 2021).

10.38†
Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Atabak Mokari, dated March 1, 2021 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 1, 2021).

10.39†	Employment offer letter to William Guyer, dated July 2, 2021.

10.40†	Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and William Guyer, dated February 9, 2022.

10.41	Seventh Amendment to Office Lease Agreement by and between Exponent Realty, LLC and Corcept Therapeutics Incorporated, made and entered into as of March 18, 2022.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (See signature page)

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Atabak Mokari

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

Exhibit Number	Description of Document

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Atabak Mokari

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

#	Confidential treatment granted
##	Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) information that the registrant treats as private or confidential. The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.
†	Management contract or compensatory plan or arrangement
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

By:	/s/ JOSEPH K. BELANOFF
Joseph K. Belanoff, M.D.,
Chief Executive Officer and President
Date:	February 28, 2023
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
Pursuant to the requirements of the Exchange Act, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOSEPH K. BELANOFF	Chief Executive Officer, President and Director	February 28, 2023
Joseph K. Belanoff, M.D.	(Principal Executive Officer)

/s/ ATABAK MOKARI	Chief Financial Officer	February 28, 2023
Atabak Mokari	(Principal Financial Officer)

/s/ JOSEPH DOUGLAS LYON	Chief Accounting Officer	February 28, 2023
Joseph Douglas Lyon	(Principal Accounting Officer)

/s/ JAMES N. WILSON	Director and Chairman of the Board of Directors	February 28, 2023
James N. Wilson

/s/ GREGG ALTON	Director	February 28, 2023
Gregg Alton

/s/ G. LEONARD BAKER, JR.	Director	February 28, 2023
G. Leonard Baker, Jr.

/s/ GILLIAN CANNON	Director	February 28, 2023
Gillian Cannon

/s/ DAVID L. MAHONEY	Director	February 28, 2023
David L. Mahoney

/s/ JOSHUA MURRAY	Director	February 28, 2023
Joshua Murray

/s/ KIMBERLY PARK	Director	February 28, 2023
Kimberly Park

/s/ DANIEL N. SWISHER, JR	Director	February 28, 2023
Daniel N. Swisher, Jr.

CORCEPT THERAPEUTICS INCORPORATED
1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Corcept Therapeutics Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Corcept Therapeutics Incorporated (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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
2

Inventory Excess and Obsolescence Reserve
Description of the matter
As of December 31, 2022, the Company had $17.0 million of inventory which included $7.8 million of work in progress and $9.2 million of finished goods. As disclosed in Note 1, inventories are stated at the lower of cost or net realizable value. The Company assesses its inventory levels each reporting period and writes down inventory that is either expected to be at risk of expiration prior to sale, or has a cost basis in excess of its expected net realizable value, or for which there are inventory quantities in excess of expected requirements.

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
San Mateo, California
February 28, 2023
3

CORCEPT THERAPEUTICS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$66,329	$77,617
Short-term marketable securities	365,343	145,918
Trade receivables, net of allowances	31,057	27,625
Insurance recovery receivable related to Melucci litigation (Note 10)	14,000	—
Inventory	6,100	4,988
Prepaid expenses and other current assets	16,424	10,315
Total current assets	499,253	266,463
Strategic inventory	10,931	12,962
Operating lease right-of-use asset	1,143	514
Property and equipment, net of accumulated depreciation and amortization	633	1,002
Long-term marketable securities	4,947	112,277
Other assets	5,058	3,083
Deferred tax assets, net	61,465	27,455
Total assets	$583,430	$423,756
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,976	$6,908
Accrued research and development expenses	14,573	12,442
Accrued and other liabilities	30,799	27,665
Accrued settlement related to Melucci litigation (Note 10)	14,000	—
Short-term operating lease liability	1,143	526
Total current liabilities	72,491	47,541
Long-term accrued income taxes payable	9,097	409
Total liabilities	81,588	47,950
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000 shares authorized and no shares outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, par value $0.001 per share, 280,000 shares authorized and 130,959 issued and 107,835 outstanding as of December 31, 2022 and 127,218 shares issued and 105,940 outstanding as of December 31, 2021	131	127
Treasury stock; at cost; 23,124 shares of common stock as of December 31, 2022 and 21,278 shares of common stock as of December 31, 2021	(456,148)	(410,411)
Additional paid-in capital	662,342	591,349
Accumulated other comprehensive loss	(869)	(227)
Retained earnings	296,386	194,968
Total stockholders’ equity	501,842	375,806
Total liabilities and stockholders’ equity	$583,430	$423,756
The accompanying notes are an integral part of these consolidated financial statements.
4

CORCEPT THERAPEUTICS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Product revenue, net	$401,858	$365,978	$353,874
Operating expenses:
Cost of sales	5,385	5,281	5,582
Research and development	130,991	113,864	114,764
Selling, general and administrative	152,848	122,356	105,326
Settlement expense related to Melucci litigation	14,000	—	—
Insurance recovery related to Melucci litigation	(14,000)	—	—
Total operating expenses	289,224	241,501	225,672
Income from operations	112,634	124,477	128,202
Interest and other income	3,557	529	3,400
Income before income taxes	116,191	125,006	131,602
Income tax expense	(14,773)	(12,494)	(25,591)
Net income	$101,418	$112,512	$106,011

Net income attributable to common stockholders	$101,288	$112,512	$106,011

Basic net income per common share	$0.95	$0.97	$0.92

Diluted net income per common share	$0.87	$0.89	$0.85

Weighted-average shares outstanding used in computing net income per common share
Basic	106,787	115,653	115,412
Diluted	115,966	125,963	124,194
The accompanying notes are an integral part of these consolidated financial statements.
5

CORCEPT THERAPEUTICS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Net income	$101,418	$112,512	$106,011
Other comprehensive income (loss):
Unrealized loss on available-for-sale investments, net of tax impact of $105, $198, and $15	(331)	(621)	(50)
Foreign currency translation loss, net of tax	(311)	(21)	204
Total comprehensive income	100,776	111,870	106,165
The accompanying notes are an integral part of these consolidated financial statements.
6

CORCEPT THERAPEUTICS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
7

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$101,418	$112,512	$106,011
Adjustments to reconcile net income to net cash provided by operations:
Stock-based compensation	42,442	42,931	33,539
Amortization of interest income	1,383	5,083	1,303
Depreciation and amortization of property and equipment	782	1,072	525
Deferred income taxes	(33,905)	4,346	14,089
Non-cash amortization of right-of-use asset	2,187	1,995	1,712
Other	—	10	148
Changes in operating assets and liabilities:
Trade receivables	(3,432)	(1,427)	(6,270)
Insurance recovery receivable related to Melucci litigation	(14,000)	—	—
Inventory	1,199	3,444	(3,514)
Prepaid expenses and other current assets	(6,080)	(3,597)	(653)
Other assets	(1,975)	1,917	(1,552)
Accounts payable	4,757	(3,597)	3,161
Accrued research and development expenses	2,131	(1,262)	7,227
Accrued and other liabilities	2,927	6,479	(2,083)
Accrued settlement related to Melucci litigation	14,000	—	—
Long-term accrued income taxes	8,688	11	12
Operating lease liability	(2,199)	(2,025)	(1,685)
Net cash provided by operating activities	120,323	167,892	151,970
Cash flows from investing activities:
Purchases of property and equipment	(413)	(469)	(1,238)
Proceeds from maturities of marketable securities	241,152	398,937	302,089
Proceeds from sales of marketable securities	—	50,463	—
Purchases of marketable securities	(355,066)	(312,805)	(420,114)
Net cash (used in) provided by investing activities	(114,327)	136,126	(119,263)
Cash flows from financing activities:
Proceeds from issuance of common stock under our incentive award plan, net of issuance costs	4,381	16,229	23,226
Repurchase of common stock in connection with Tender Offer	—	(207,500)	—
Repurchases of common stock in connection with Stock Repurchase Program	—	(88,485)	(9,945)
Cash paid to satisfy statutory withholding requirement for net settlement of cashless option exercises and vesting of restricted stock grants	(21,665)	(22,835)	(1,067)
Net cash (used in) provided by financing activities	(17,284)	(302,591)	12,214
Net (decrease) increase in cash and cash equivalents	(11,288)	1,427	44,921
Cash and cash equivalents, at beginning of period	77,617	76,190	31,269
Cash and cash equivalents, at end of period	$66,329	$77,617	$76,190

Supplemental disclosure:
Income taxes paid	$39,747	$9,104	$10,856
Exercise cost of shares repurchased for net settlement of cashless option exercises	$24,388	$15,796	$2,079
Recognition of right-of-use asset and lease liability	$2,816	$—	$775
8

The accompanying notes are an integral part of these consolidated financial statements
9

CORCEPT THERAPEUTICS INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	114,549	$120	$457,060	$(62,704)	$261	$(23,555)	$371,182
Issuance of common stock upon exercise of options	2,819	2	25,303	—	—	—	25,305
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(154)	—	—	(3,146)	—	—	(3,146)
Stock-based compensation	—	—	33,777	—	—	—	33,777
Other comprehensive income, net of tax	—	—	—	—	154	—	154
Purchase of treasury stock	(479)	—	—	(9,945)	—	—	(9,945)
Net income	—	—	—	—	—	106,011	106,011
Balance at December 31, 2020	116,735	122	516,140	(75,795)	415	82,456	523,338
Issuance of common stock upon exercise of options	4,632	5	32,041	—	—	—	32,046
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(1,560)	—	—	(38,631)	—	—	(38,631)
Stock-based compensation	—	—	43,168	—	—	—	43,168
Other comprehensive loss, net of tax	—	—	—	—	(642)	—	(642)
Purchase of treasury stock in connection with Stock Repurchase Program	(3,867)	—	—	(88,485)	—	—	(88,485)
Purchase of treasury stock in connection with Tender Offer	(10,000)	—	—	(207,500)	—	—	(207,500)
Net income	—	—	—	—	—	112,512	112,512
Balance at December 31, 2021	105,940	127	591,349	(410,411)	(227)	194,968	375,806
Issuance of common stock under our incentive award plan	3,741	4	28,478	—	—	—	28,482
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(1,846)	—		(45,737)	—	—	(45,737)
Stock-based compensation	—	—	42,515	—	—	—	42,515
Other comprehensive loss, net of tax	—	—	—	—	(642)	—	(642)
Net income	—	—	—	—	—	101,418	101,418
Balance at December 31, 2022	107,835	$131	$662,342	$(456,148)	$(869)	$296,386	$501,842
The accompanying notes are an integral part of these consolidated financial statements
10

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
We invest the majority of our funds in marketable securities, primarily corporate notes, U.S. Treasury and government agency securities, asset-backed securities and commercial paper. We classify our marketable securities as available-for-sale securities and report them at fair value as “cash equivalents” or “marketable securities” on our consolidated balance sheet, with related unrealized gains and losses included in stockholders' equity. Realized gains and losses and permanent declines in value are included in “interest and other income (expense)” on our consolidated statements of income.
11

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
We have a single-source manufacturer of mifepristone, the active pharmaceutical ingredient (“API”), in Korlym – Produits Chimiques Auxiliaires et de Synthèse SA (“PCAS,” a member of the Seqens Group). If PCAS is unable or unwilling to manufacture API in the amounts and time frames required, we may not be able to manufacture Korlym in a timely manner. In order to mitigate this risk, we have purchased and hold in inventory a reserve quantity of mifepristone.
We have a concentration of risk in regard to the distribution of our product. A single specialty pharmacy, Optime Care, Inc. (“Optime”), dispenses Korlym to patients for us. Optime is an independent third party. Its unwillingness or inability to dispense Korlym to patients in a timely manner would harm our business.
We sell Korlym that Optime dispenses directly to patients, with title to the medicine passing directly from us to the patient upon the patient’s receipt of the drug. Our receivables risk is spread among various third-party payers – pharmacy benefit managers, insurance companies, government programs and private charities. We monitor our exposure and record an allowance against uncollectible trade receivables as necessary. To date, we have not recorded an allowance for credit losses.
Inventory and Cost of Sales
Regulatory approval of product candidates is uncertain. Because product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained, we record the cost of manufacturing our product candidates as research and development expense at the time such costs are incurred. Once a product candidate is approved by the FDA, we begin capitalizing manufacturing costs. We capitalize to inventory manufacturing costs related to Korlym.
We value inventory at the lower of cost or net realizable value and determine the cost of inventory we sell using the specific identification method, which approximates a first-in, first-out basis. We assess our inventory levels at each reporting period and write down inventory that is either expected to be at risk of expiration prior to sale, has a cost basis in excess of its expected net realizable value, or for which there are inventory quantities in excess of expected requirements. We destroy expired inventory and recognize the related costs as cost of sales in that period’s statement of income.
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
Net Product Revenue
We sell Korlym directly to patients through a single specialty pharmacy. We also sell Korlym to a specialty distributor (“SD”), for which we recognize revenue at the time the SD receives Korlym. SD sales were less than one percent of our net revenue in each of the years ended December 31, 2022, 2021 and 2020.
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
12

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

estimates, we adjust our estimates, which changes our net product revenue and earnings. We report any changes in the period they become known, even if they concern transactions occurring in prior periods.
Government Rebates: Korlym is eligible for purchase by, or qualifies for reimbursement from, Medicaid, Medicare and other government programs that are eligible for rebates on the price they pay for Korlym. To determine the appropriate amount to reserve against these rebates, we identify Korlym sold to patients covered by government-funded programs, apply the applicable government discount to these sales, then estimate the portion of total rebates we expect will be claimed. We (i) deduct this reserve from revenue in the period to which the rebates relate and (ii) include in accrued expenses on our consolidated balance sheet a current liability of an equal amount.
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
The following table summarizes activity in each of the product revenue allowance and reserve categories for the years ended December 31, 2022, 2021 and 2020:

	Chargebacks	Government Rebates	Total
	(in thousands)
Balance at December 31, 2019	$277	$8,209	$8,486
Provision related to current period sales	519	27,698	28,217
Provision related to prior period sales	(3)	(631)	(634)
Credit or payments made during the period	(630)	(25,864)	(26,494)
Balance at December 31, 2020	163	9,412	9,575
Provision related to current period sales	394	33,709	34,103
Provision related to prior period sales	(29)	(1,047)	(1,076)
Credit or payments made during the period	(478)	(30,900)	(31,378)
Balance at December 31, 2021	50	11,174	11,224
Provision related to current period sales	557	38,745	39,302
Provision related to prior period sales	78	(68)	10
Credit or payments made during the period	(455)	(38,753)	(39,208)
Balance at December 31, 2022	$230	$11,098	$11,328
13

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
We measure right-of-use assets based on the corresponding lease liabilities adjusted for (i) prepayments made to the lessor at or before the commencement date, (ii) initial direct costs we incur, and (iii) tenant incentives under the lease. We evaluate the recoverability of our right-of-use assets for possible impairment in accordance with our long-lived assets policy. We do not recognize right-of-use assets or lease liabilities for leases with a term of twelve months or less; rather, we recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term.
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
The Company did not have any finance leases at either December 31, 2022 or 2021.
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
Stock-Based Compensation
We recognize stock-based compensation expense for stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), net of estimated forfeitures, on a straight-line basis over the period during which an employee is required to provide services in exchange for the award (the vesting period of the award). We estimate future forfeitures during the first quarter of each fiscal year, and revise the estimates, if necessary, in subsequent periods if actual forfeitures differ significantly from those estimates.
We determine the fair value of stock options based on the value of the award at the grant date, using the Black-Scholes model. We recognize stock-based compensation expense over the applicable vesting period, net of estimated forfeitures. If actual forfeitures differ from our estimates, we adjust stock-based compensation expense accordingly.
In addition, we have issued RSAs in connection with our Employee Stock Purchase Plan (“ESPP”) that vest on the condition that the participating employee hold the corresponding shares purchased under the ESPP for one year from the purchase date. The participating employee is granted one RSA for each share purchased in the ESPP. We initially measure the
14

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

fair value of these RSAs based on the grant date fair value determined using the closing price of our common stock on the date the purchase of the corresponding ESPP shares is made. This fair value of the RSA is amortized over the one-year holding period. As a result of the RSA’s being reported as liability-classified awards, they must be remeasured at each reporting date until settlement. Ultimately, the compensation cost recognized for the RSA award will equal the fair value of the Company’s common stock on the date the RSA is fully vested and settled. See Note 7, Preferred Stock and Stockholders’ Equity regarding our ESPP.
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
The initial term of our agreement with Optime was five years. In August 2022, we amended our agreement to extend its term to September 30, 2022. In September 2022, we amended our agreement to further extend its term to March 31, 2024, unless terminated earlier by us upon 90 days’ notice. The agreement contains additional customary termination provisions, representations, warranties and covenants. Subject to certain limitations, we have agreed to indemnify Optime for certain third-party claims related to the product, and we have each agreed to indemnify the other for certain breaches of representations, warranties, covenants and other specified matters.
Manufacturing Agreements Related to Korlym
We purchase all of our API for Korlym from PCAS. On July 25, 2018, we amended our agreement with PCAS to add a second manufacturing site and to extend its term to December 31, 2021, with two one-year automatic renewals, unless either party provides 12 months advance written notice of its intent not to renew. The agreement was renewed through December 31, 2023. The amendment provides exclusivity between PCAS and Corcept. In the event PCAS cannot meet our requirements, we
15

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

may purchase API from another supplier. As of December 31, 2022, we had non-cancelable commitments to purchase $1.5 million worth of API from PCAS over the next 12 months.
We have agreements with two third-party manufacturers to produce and bottle Korlym tablets.
Lease Agreement
See discussion below in Note 5, Leases, regarding our office lease.
3. Available for Sale Securities and Fair Value Measurements
The available-for-sale securities in our Consolidated Balance Sheets are as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Cash equivalents	$36,380	$45,088
Short-term marketable securities	365,343	145,918
Long-term marketable securities	4,947	112,277
Total marketable securities	$406,670	$303,283
The following table presents our available-for-sale securities grouped by asset type:

	Fair Value Hierarchy Level	December 31, 2022				December 31, 2021
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Corporate bonds	Level 2	$151,069	$—	$(625)	$150,444	$125,370	$3	$(276)	$125,097
Commercial paper	Level 2	136,132	—	—	136,132	30,963	—	—	30,963
U.S. government agency securities	Level 2	25,113	23	—	25,136	—	—	—	—
Asset-backed securities	Level 2	185	—	—	185	57,801	—	(67)	57,734
U.S. Treasury securities	Level 1	58,536	—	(142)	58,394	44,473	—	(72)	44,401
Money market funds	Level 1	36,379	—	—	36,379	45,088	—	—	45,088
Total marketable securities		$407,414	$23	$(767)	$406,670	$303,695	$3	$(415)	$303,283
We estimate the fair value of marketable securities classified as Level 1 using quoted market prices obtained from a commercial pricing service for these or identical investments. We estimate the fair value of marketable securities classified as Level 2 using inputs that may include benchmark yields, reported trades, broker/dealer quotes and issuer spreads.
We periodically review our debt securities to determine if any of our investments is impaired due to the issuer’s poor credit or other reasons. If the fair value of our investment is less than our amortized cost, we evaluate quantitative and subjective factors – including, but not limited to, the nature of security, changes in credit ratings and analyst reports concerning the security’s issuer and industry, and interest rate fluctuations and general market conditions to determine whether an allowance for credit losses is appropriate.
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
We classified accrued interest on our marketable securities of $1.8 million and $1.4 million as of December 31, 2022 and 2021, respectively, as prepaid and other current assets on our consolidated balance sheets.
As of December 31, 2022, all our marketable securities had original maturities of less than two years and all our marketable securities classified as short-term have maturities of less than one year. The weighted-average maturity of our holdings was four months. As of December 31, 2022, our long-term marketable securities had remaining maturities of 15
16

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

months. None of our marketable securities changed from one fair value hierarchy to another during the year ended December 31, 2022.
4. Composition of Certain Balance Sheet Items
Inventory

	Year Ended December 31,
	2022	2021
	(in thousands)
Work in progress	$7,827	$11,450
Finished goods	9,204	6,500
Total inventory	17,031	17,950
Less strategic inventory classified as non-current	(10,931)	(12,962)
Total inventory classified as current	$6,100	$4,988
Because we rely on a single manufacturer to produce Korlym’s API, we have purchased and hold significant quantities of API, included in work in progress inventory. We classify inventory we do not expect to sell within 12 months of the balance sheet date as “Strategic inventory,” a long-term asset.
Property and equipment, net of accumulated depreciation and amortization

	Year Ended December 31,
	2022	2021
	(in thousands)
Furniture and equipment	$1,235	$1,157
Software	1,508	1,508
Leasehold improvements	1,597	1,262
Total property and equipment	4,340	3,927
Less accumulated depreciation and amortization	(3,707)	(2,925)
Property and equipment, net of accumulated depreciation and amortization	$633	$1,002
Accrued and other liabilities

	Year Ended December 31,
	2022	2021
	(in thousands)
Accrued compensation	$15,511	$13,339
Government rebates	11,098	11,174
Legal fees	2,673	842
Accrued selling and marketing costs	434	1,351
Professional fees	211	150
Income taxes payable	89	513
Other	783	296
Total accrued and other liabilities	$30,799	$27,665
Other assets
As of December 31, 2022 and 2021, other assets included $4.9 million and $2.9 million of deposits for clinical trials, respectively.
17

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
Operating lease expense for the years ended December 31, 2022, 2021 and 2020 was $2.3 million, $2.1 million and $1.9 million, respectively.
Our right-of-use assets and related lease liabilities were as follows (in thousands, except weighted average amounts):

	Year Ended December 31,
	2022	2021
Cash paid for operating lease liabilities	$2,265	$2,104
Right-of-use assets obtained in connection with operating lease obligations	$2,816	$—
Weighted-average remaining lease term	6 months	3 months
Weighted-average discount rate	4.0%	4.8%
As of December 31, 2022, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

2023	$1,157
Total operating lease payments	1,157
Less imputed interest	(14)
Present value of operating lease liabilities	$1,143
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
There were no other related party transactions during the years ended December 31, 2022, 2021, and 2020.
7. Preferred Stock and Stockholders’ Equity
Preferred Stock
Our Board of Directors is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue up to an aggregate of 10.0 million shares of preferred stock at $0.001 par value in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences. The rights of the holders of common stock will be subject to the rights of holders of any preferred stock that may be issued in the future. As of December 31, 2022 and 2021, we had no outstanding shares of preferred stock.
Common Stock
On November 3, 2020, we announced that our Board of Directors approved a program to repurchase up to $200 million of our common stock (the “Stock Repurchase Program”). The terms of this program did not require us to acquire any shares and allowed for repurchases by a variety of methods, including open market purchases, privately negotiated transactions, block
18

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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
We have never declared or paid any dividends.
Incentive Award Plan
We have one stock option plan – the Corcept Therapeutics Incorporated 2012 Incentive Award Plan (the “2012 Plan”).
In 2012, our Board of Directors and stockholders approved the 2012 Plan. Under the 2012 Plan, we can issue options, stock purchase and stock appreciation rights, and restricted stock awards to our employees, officers, directors and consultants. The 2012 Plan provides that the exercise price for incentive stock options will be no less than 100 percent of the fair value of our common stock as of the date of grant. Options granted under the 2012 Plan carry a contractual term of ten years and are expected to vest over periods ranging from one year to four years. We assume the vesting period of the options that we grant under the 2012 Plan to be equal to the option grantee’s period of service.
As of December 31, 2022, we had 10.9 million shares available for future issuance under the 2012 plan.
Option activity during 2022
The following table summarizes option activity under the 2012 Plan:

	Outstanding Options
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance at December 31, 2021	24,453	$13.50
Options granted	2,958	$20.38
Options exercised	(3,681)	$7.56
Options cancelled and forfeited	(532)	$21.79
Balance at December 31, 2022	23,198	$15.13	6.20	$152,681

Options exercisable at December 31, 2022	16,850	$12.74	5.38	$141,743

Options fully vested and expected to vest at December 31, 2022	22,789	$15.00	6.16	$152,179
The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $63.4 million, $78.9 million and $28.8 million, respectively, based on the difference between the closing price of our common stock on the date of exercise and the exercise price.
19

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The total fair value of options that vested during the years ended December 31, 2022, 2021 and 2020 was $43.2 million, $40.4 million and $34.0 million, respectively.
As of December 31, 2022, we had $68.7 million of unrecognized compensation expense for options outstanding, which had a weighted-average remaining vesting period of 2.36 years.
RSA and RSU (collectively, “restricted stock”) activity during 2022
The following table summarizes restricted stock activity under the 2012 Plan:

	Outstanding Restricted Stock
	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance at December 31, 2021	—	$—
Restricted stock granted	534	$23.37
Restricted stock vested	(34)	$19.49
Restricted stock cancelled and forfeited	(45)	$20.87
Balance at December 31, 2022	455	$23.91	3.35	$896
As of December 31, 2022, we had $7.8 million of unrecognized compensation expense for restricted stock outstanding, which had a weighted-average remaining vesting period of 3.32 years.
ESPP
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
In January 2023, we increased the number of ESPP purchase dates to occur quarterly on March 1st, June 1st, September 1st and December 1st (or, if those dates fall on holidays or weekends, on the first business day thereafter).
For each purchased share, the participating employee will receive one matching share, also issued from the 2012 Plan, if certain conditions are met. There is no vesting requirement for shares issued pursuant to the ESPP purchase. The matching share will be granted in the form of a RSA that will vest on the one-year anniversary of the respective ESPP purchase date, net of any applicable tax withholding. The vesting condition on the RSA is that the participating employee hold the corresponding share purchased under the ESPP for one year from the purchase date. Shares purchased pursuant to the ESPP and any matching shares issued upon satisfaction of the one-year holding requirement may be held, sold or transferred at the employee’s discretion.
As of December 31, 2022, we recorded $0.2 million of stock-based compensation related to RSAs granted in connection with our ESPP in “Accrued and other liabilities” on our consolidated balance sheet.
20

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Option Valuation Assumptions
The following table summarizes the weighted-average assumptions and resultant fair value-based measurements for options granted.

	Year Ended December 31,
	2022	2021	2020
Weighted-average assumptions for options granted:
Risk-free interest rate	1.97%	0.76%	1.20%
Expected term	6.4 years	6.3 years	6.0 years
Expected volatility of stock price	56.5%	60.7%	59.1%
Dividend rate	0%	0%	0%
Weighted-average grant date fair value-based measurement	$11.27	$15.06	$7.55
The expected term of options reflected in the table above is based on a formula that considers the expected service period and expected post-vesting termination behavior depending on whether the option holder is an employee, officer or director.
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
Stock-based Compensation
The following table summarizes our stock-based compensation by financial statement classification.

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Stock-based compensation capitalized in inventory	$280	$237	$238
Cost of sales	70	59	66
Research and development	12,800	14,106	11,222
Selling, general and administrative	29,572	28,766	22,251
Total stock-based compensation	$42,722	$43,168	$33,777
8. Net Income Per Share
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
21

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The following table shows the computation of net income per share for each period:

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders	$101,288	$112,512	$106,011
Denominator:
Weighted-average shares used to compute basic net income per common share	106,787	115,653	115,412
Dilutive effect of employee stock options and unvested RSUs	9,179	10,310	8,782
Weighted-average shares used to compute diluted net income per common share	115,966	125,963	124,194
Net income per share attributable to common stockholders
Basic	$0.95	$0.97	$0.92
Diluted	$0.87	$0.89	$0.85
We excluded from the computation of diluted net income per share, on a weighted-average basis, 7.3 million stock options and unvested RSUs outstanding during the year ended December 31, 2022, and 4.5 million and 11.2 million stock options outstanding during the years ended December 31, 2021 and 2020, respectively, because including them would have reduced dilution.
9. Income Taxes
The domestic and foreign components of income before income taxes were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Domestic	$116,871	$126,308	$131,634
Foreign	(680)	(1,302)	(32)
Income before income taxes	$116,191	$125,006	$131,602
22

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The income tax expense for the years ended December 31, 2022, 2021, and 2020 consisted of the following:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
U.S. federal taxes:
Current	$39,132	$4,675	$6,094
Deferred	(28,122)	5,066	14,418
Total U.S. federal taxes	11,010	9,741	20,512
State taxes:
Current	9,515	3,432	5,368
Deferred	(5,313)	(274)	520
Total state taxes	4,202	3,158	5,888
Foreign taxes:
Current	30	41	41
Deferred	(469)	(446)	(850)
Total foreign taxes	(439)	(405)	(809)
Total provision for income taxes	$14,773	$12,494	$25,591
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. Congress has considered legislation that would defer the amortization requirement to later years, but as of December 31, 2022, the requirement has not been modified. Accordingly, we have capitalized our research and development expenses for tax purposes, resulting in higher cash paid for taxes as compared to prior years.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	Year Ended December 31,
	2022	2021
Deferred tax assets:	(in thousands)
Federal and state net operating losses	$4,882	$5,377
Capitalized research and patent costs	1,911	3,412
Capitalized research expenditures	36,465	—
Research credits	9,963	9,953
Stock-based compensation costs	17,956	17,831
Operating lease liability	280	130
Other	5,127	3,851
Total deferred tax assets	76,584	40,554
Valuation allowance	(14,839)	(12,972)
Deferred tax liabilities
Operating lease right-of-use asset	(280)	(127)
Total deferred tax liabilities	(280)	(127)
Net deferred tax assets	$61,465	$27,455
Each quarter, we assess the likelihood that we will generate sufficient taxable income to use our federal and state deferred tax assets. Except for the valuation allowances that offset the value of our California net deferred tax assets, we have determined that it is more likely than not we will realize the benefit related to our deferred tax assets. To the extent we increase
23

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

a valuation allowance, we will include an expense in the Consolidated Statement of Income in the period in which such determination is made.
The valuation allowance increased by $1.9 million, $1.4 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, we had California net operating loss carryforwards of $68.6 million, which will begin to expire in the year 2032, and net operating loss carryforwards from other states of $1.5 million, which will begin to expire in the year 2035 if not utilized.
As of December 31, 2022, we also had California research and development credits of $14.1 million, which have no expiration date.
The following table presents a reconciliation from the statutory federal income tax rate to the effective rate.

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
U.S. federal taxes at statutory rate	$24,400	$26,251	$27,636
R&D and other credits	(9,114)	(7,579)	(6,666)
State income taxes, net of federal benefit	3,320	2,495	4,651
Non-deductible compensation	4,354	990	1,508
Stock-based compensation	(7,980)	(9,568)	(1,551)
Other	(207)	(95)	13
Total	$14,773	$12,494	$25,591
We maintain liabilities for uncertain tax positions. The measurement of these liabilities involves considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other pertinent information.
The aggregate annual changes in the balance of gross unrecognized tax benefits are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Beginning balance	$9,237	$7,471	$6,029
Increase in tax positions for prior years	53	103	158
Decreases in tax positions for prior years	—	—	—
Increase in tax positions for current year	2,135	1,663	1,284
Decrease in tax positions for current year	—	—	—
Ending balance	$11,425	$9,237	$7,471
As of December 31, 2022, the amount of unrecognized tax benefits that would favorably impact the effective tax rate were approximately $9.3 million, and approximately $2.2 million of unrecognized tax benefits would be offset by a change in the valuation allowance. A valuation allowance is maintained on the remaining tax benefits related to California deferred tax assets and would not impact the effective tax rate. We had no or insignificant amounts of accrued interest and no accrued penalties related to unrecognized tax benefits as of December 31, 2022, 2021 and 2020. We do not expect our unrecognized tax benefits to change materially over the next 12 months.
While we believe we have adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the recorded position. Accordingly, our provisions on federal and state tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.
The Company’s primary tax jurisdiction is the United States. For federal and state tax purposes, the years 1999 through 2022 remain open and subject to tax examination by the appropriate federal or state taxing authorities.
24

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

10. Commitments and Contingencies
Manufacturing Agreements
We have entered into a number of agreements to purchase API for the manufacturing of relacorilant, miricorilant and exicorilant. See the discussion in Note 2, Significant Agreements, for further discussion regarding the commitments under these agreements.
In December 2021, to ensure we have sufficient API to meet future demand for Korlym tablets, we committed to purchase 162 kilograms of API from PCAS for a total price of $2.3 million. In January 2022, we committed to purchase an additional 75 kilograms of API from PCAS for a total price of $0.9 million. As of December 31, 2022, there remained a $1.5 million obligation in connection with this purchase commitment.
Taxes
As of December 31, 2022, we have recorded non-current taxes payable of $9.1 million related to uncertain tax positions.
Legal Proceedings
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
Melucci Litigation and Settlement
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
On February 8, 2023, we reached an agreement in principle (the “Proposed Settlement”) to resolve all claims in the Melucci litigation. Under the Proposed Settlement, we have agreed to make a one-time payment of $14.0 million, which will be covered in full by our insurers. In connection with the Proposed Settlement, we recorded a settlement expense of $14.0 million and corresponding insurance recovery of $14.0 million in Operating Expenses on our Consolidated Statement of Income in the fourth quarter of 2022. Accordingly, we recorded an accrued liability of $14.0 million for this settlement and a corresponding insurance recovery receivable of $14.0 million on our Consolidated Balance Sheet. The Proposed Settlement is subject to the final approval of the United States District Court for the Northern District of California.
No other losses and no other provisions for a loss contingency have been recorded to date.
25