Form 10-Q
period 2023-03-31
CORCEPT THERAPEUTICS INC
filed 2023-05-03
CIK 1088856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On April 26, 2023, there were 101,577,897 shares of common stock outstanding at a par value of $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2023	December 31, 2022
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$299,942	$66,329
Short-term marketable securities	165,115	365,343
Trade receivables, net of allowances	32,557	31,057
Insurance recovery receivable related to Melucci litigation (Note 4)	14,000	14,000
Inventory	6,409	6,100
Prepaid expenses and other current assets	15,870	16,424
Total current assets	533,893	499,253
Strategic inventory	10,156	10,931
Operating lease right-of-use asset	575	1,143
Property and equipment, net	461	633
Long-term marketable securities	—	4,947
Other assets	4,764	5,058
Deferred tax assets, net	67,999	61,465
Total assets	$617,848	$583,430
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,216	$11,976
Accrued research and development expenses	13,981	14,573
Accrued and other liabilities	39,093	30,799
Accrued settlement related to Melucci litigation (Note 4)	14,000	14,000
Short-term operating lease liability	575	1,143
Total current liabilities	78,865	72,491
Long-term accrued income taxes payable	9,399	9,097
Total liabilities	88,264	81,588
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock	—	—
Common stock	131	131
Treasury stock	(462,507)	(456,148)
Additional paid-in capital	679,848	662,342
Accumulated other comprehensive loss	(153)	(869)
Retained earnings	312,265	296,386
Total stockholders’ equity	529,584	501,842
Total liabilities and stockholders’ equity	$617,848	$583,430
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Product revenue, net	$105,654	$93,688
Operating expenses:
Cost of sales	1,386	1,250
Research and development	40,851	28,120
Selling, general and administrative	48,564	37,549
Total operating expenses	90,801	66,919
Income from operations	14,853	26,769
Interest and other income	3,581	80
Income before income taxes	18,434	26,849
Income tax expense	(2,555)	(4,052)
Net income	$15,879	$22,797

Net income attributable to common stockholders	15,807	22,797

Basic net income per common share	$0.15	$0.22

Diluted net income per common share	$0.14	$0.20

Weighted-average shares outstanding used in computing net income per common share
Basic	107,885	106,012
Diluted	115,425	115,037
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$15,879	$22,797
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments, net of tax effect of $(192) and $323, respectively	605	(1,019)
Foreign currency translation gain (loss), net of tax	111	(105)
Total comprehensive income	$16,595	$21,673
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$15,879	$22,797
Adjustments to reconcile net income to net cash provided by operations:
Stock-based compensation	11,141	10,761
(Accretion) amortization of interest income	(1,503)	1,106
Depreciation and amortization of property and equipment	172	288
Deferred income taxes	(6,726)	(9,935)
Non-cash amortization of right-of-use asset	568	514
Changes in operating assets and liabilities:
Trade receivables	(1,500)	447
Inventory	558	(163)
Prepaid expenses and other assets	848	(9)
Accounts payable	(649)	2,256
Accrued research and development expenses	(592)	609
Accrued and other liabilities	8,027	4,995
Long-term accrued income taxes	302	2,107
Operating lease liability	(568)	(526)
Net cash provided by operating activities	25,957	35,247
Cash flows from investing activities:
Purchases of property and equipment	—	(12)
Proceeds from maturities of marketable securities	207,475	42,127
Purchases of marketable securities	—	(92,611)
Net cash provided by (used in) investing activities	207,475	(50,496)
Cash flows from financing activities:
Proceeds from issuance of common stock under our incentive award plan, net of issuance costs	1,409	1,382
Cash paid to satisfy statutory withholding requirement for net settlement of cashless option exercises and vesting of restricted stock grants	(1,228)	(1,888)
Net cash provided by (used in) financing activities	181	(506)
Net increase (decrease) in cash and cash equivalents	233,613	(15,755)
Cash and cash equivalents, at beginning of period	66,329	77,617
Cash and cash equivalents, at end of period	$299,942	$61,862

Supplemental disclosure:
Exercise cost of shares repurchased for net settlement of cashless option exercises	$5,246	$5,149
Recognition of right-of-use asset and lease liability	$—	$2,816
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	107,835	$131	$662,342	$(456,148)	$(869)	$296,386	$501,842
Issuance of common stock under our incentive award plan	618	—	6,540	—	—	—	6,540
Shares purchased to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(297)	—	—	(6,359)	—	—	(6,359)
Stock-based compensation	—	—	10,966	—	—	—	10,966
Other comprehensive gain, net of tax	—	—	—	—	716	—	716
Net income	—	—	—	—	—	15,879	15,879
Balance at March 31, 2023	108,156	$131	$679,848	$(462,507)	$(153)	$312,265	$529,584

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	105,940	$127	$591,349	$(410,411)	$(227)	$194,968	$375,806
Issuance of common stock upon exercise of options	586	1	6,543	—	—	—	6,544
Shares purchased to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(305)	—	—	(7,037)	—	—	(7,037)
Stock-based compensation	—	—	10,825	—	—	—	10,825
Other comprehensive loss, net of tax	—	—	—	—	(1,124)	—	(1,124)
Net income	—	—	—	—	—	22,797	22,797
Balance at March 31, 2022	106,221	$128	$608,717	$(417,448)	$(1,351)	$217,765	$407,811
The accompanying notes are an integral part of these condensed consolidated financial statements

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
Description of Business and Basis of Presentation
Corcept Therapeutics Incorporated (collectively, “Corcept,” the “Company,” “we,” “us,” and “our”) is a commercial-stage pharmaceutical company engaged in the discovery and development of medications to treat severe endocrine, oncologic, metabolic and neurological disorders by modulating the effects of the hormone cortisol. In 2012, the United States Food and Drug Administration (“FDA”) approved Korlym (“mifepristone”) 300 mg tablets, as a once-daily oral medication for the treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. We have discovered and patented four structurally distinct series of selective cortisol modulators, consisting of more than 1,000 compounds. We are developing compounds from these series as potential treatments for a broad range of serious disorders.
We were incorporated in the State of Delaware in May 1998. Our headquarters are located in Menlo Park, California.
Basis of Presentation
We have prepared the following in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X: (i) condensed consolidated balance sheet as of March 31, 2023 and (ii) condensed consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for the three-month periods ended March 31, 2023 and 2022. These do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (which in the applicable periods consist only of normal, recurring adjustments) have been included. Operating results for the three-month period ended March 31, 2023 are not necessarily indicative of the results for the remainder of 2023 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K. The December 31, 2022 balance sheet was derived from audited financial statements at that date.
There have been no material changes to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2022.
2. Composition of Certain Balance Sheet Items
Inventory

	March 31, 2023	December 31, 2022
	(in thousands)
Work in progress	$8,514	$7,827
Finished goods	8,051	9,204
Total inventory	16,565	17,031
Less strategic inventory classified as non-current	(10,156)	(10,931)
Total inventory classified as current	$6,409	$6,100
Because we rely on a single manufacturer to produce Korlym’s active pharmaceutical ingredient (“API”), we have purchased and hold significant quantities of API, included in work in progress inventory. We classify inventory we do not expect to sell within 12 months of the balance sheet date as “Strategic inventory,” a long-term asset.

Property and equipment, net

	March 31, 2023	December 31, 2022
	(in thousands)
Furniture and equipment	$1,235	$1,235
Software	1,508	1,508
Leasehold improvements	1,597	1,597
Total property and equipment	4,340	4,340
Less accumulated depreciation and amortization	(3,879)	(3,707)
Property and equipment, net	$461	$633
Accrued and other liabilities

	March 31, 2023	December 31, 2022
	(in thousands)
Government rebates	$15,478	$11,098
Income taxes payable	8,589	89
Accrued compensation	7,806	15,511
Legal fees	3,421	2,673
Professional fees	1,498	211
Accrued selling and marketing costs	1,081	434
Other	1,220	783
Total accrued and other liabilities	$39,093	$30,799
Other assets
As of March 31, 2023 and December 31, 2022, other assets included $4.6 million and $4.9 million of deposits for clinical trials, respectively.
3. Available-for-Sale Securities and Fair Value Measurements
The available-for-sale securities in our condensed consolidated balance sheets are as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
Cash equivalents	$259,936	$36,380
Short-term marketable securities	165,115	365,343
Long-term marketable securities	—	4,947
Total marketable securities	$425,051	$406,670

The following table presents our available-for-sale securities grouped by asset type:

	Fair Value Hierarchy Level	March 31, 2023				December 31, 2022
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Corporate bonds	Level 2	$30,832	$—	$(134)	$30,698	$151,069	$—	$(625)	$150,444
Commercial paper	Level 2	94,301	—	—	94,301	136,132	—	—	136,132
U.S. government agency securities	Level 2	25,398	—	(2)	25,396	25,113	23	—	25,136
Asset-backed securities	Level 2	—	—	—	—	185	—	—	185
U.S. Treasury securities	Level 1	14,723	—	(3)	14,720	58,536	—	(142)	58,394
Money market funds	Level 1	259,936	—	—	259,936	36,379	—	—	36,379
Total marketable securities		$425,190	$—	$(139)	$425,051	$407,414	$23	$(767)	$406,670
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
We classified accrued interest on our marketable securities of $1.1 million and $1.8 million as of March 31, 2023 and December 31, 2022, respectively, as prepaid and other current assets on our condensed consolidated balance sheets.
As of March 31, 2023, all our marketable securities had original maturities of less than two years and all our marketable securities classified as short-term have maturities of less than one year. The weighted-average maturity of our holdings was one month. None of our marketable securities changed from one fair value hierarchy to another during the three months ended March 31, 2023.
4. Commitments and Contingencies
There have been no material changes in our obligations under contractual agreements described in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Melucci Litigation and Settlement
On March 14, 2019, a purported securities class action complaint was filed in the United States District Court for the Northern District of California by Nicholas Melucci (Melucci v. Corcept Therapeutics Incorporated, et al., Case No. 5:19-cv-01372-LHK) (the “Melucci litigation”). The complaint named us and certain of our executive officers as defendants asserting violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and alleges that the defendants made false and materially misleading statements and failed to disclose adverse facts about our business, operations and prospects. The complaint asserts a putative class period extending from August 2, 2017 to February 5, 2019 and seeks unspecified monetary relief, interest and attorneys’ fees. On October 7, 2019, the Court appointed a lead plaintiff and lead counsel. The lead plaintiff’s consolidated complaint was filed on December 6, 2019. With respect to these allegations, we have stated, from the beginning, that we have done nothing wrong.

On February 8, 2023, we reached an agreement in principle (the “Proposed Settlement”) to resolve all claims in the Melucci litigation. Under the Proposed Settlement, we have agreed to make a one-time payment of $14.0 million, which will be covered in full by our insurers. In connection with the Proposed Settlement, we recorded a settlement expense of $14.0 million and corresponding insurance recovery of $14.0 million in operating expenses on our consolidated statement of income in the fourth quarter of 2022. Accordingly, we recorded an accrued liability of $14.0 million and a corresponding insurance recovery receivable of $14.0 million on our condensed consolidated balance sheet as of March 31, 2023. The Proposed Settlement is subject to the final approval of the Court.
No losses and no provision for a loss contingency have been recorded to date. For further information about our ongoing legal matters, see Part II. Item 1, Legal Proceedings.
5. Leases
We lease our office facilities in Menlo Park, California. On April 1, 2023, we signed an amendment to extend our lease through June 30, 2024. Refer to Note 9 “Subsequent Events” for further details.
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
Operating lease expense for the three months ended March 31, 2023 and 2022 was $0.6 million and $0.5 million, respectively.
Our right-of-use assets and related lease liabilities were as follows (in thousands, except weighted average amounts):

	Three Months Ended March 31,
	2023	2022
Cash paid for operating lease liabilities	$578	$530
Right-of-use assets obtained in connection with new operating lease obligations	$—	$2,816
Weighted-average remaining lease term	3 months	15 months
Weighted-average discount rate	4.0%	4.0%
As of March 31, 2023, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

2023 (remainder)	578
Total operating lease payments	578
Less imputed interest	(3)
Present value of operating lease liabilities	$575
6. Stockholders’ Equity
Incentive Award Plan
We have one stock option plan – the Corcept Therapeutics Incorporated 2012 Incentive Award Plan (the “2012 Plan”).
Stock Options
During the three months ended March 31, 2023, we issued 0.5 million shares of our common stock upon the exercise of stock options. Some option holders exercised their options on a “net exercise” basis, pursuant to which they surrendered to us, and we purchased from them, at the current market price, shares equal in value to the associated exercise price and tax withholding obligations. During the three months ended March 31, 2023, we purchased 0.3 million shares in connection with option net exercises and paid $1.1 million to satisfy associated tax withholding obligations.
During the three months ended March 31, 2022, we issued 0.6 million shares of our common stock upon the exercise of stock options. We purchased 0.3 million shares in connection with option net exercises and paid $1.9 million to satisfy associated tax withholding obligations.

We recorded purchased shares as treasury stock on our condensed consolidated balance sheets at cost. As of March 31, 2023 and December 31, 2022, we had 23.4 million and 23.1 million treasury shares outstanding, respectively.
Restricted Stock Units (“RSUs”)
During the three months ended March 31, 2022, we granted employees 0.2 million RSUs with a weighted-average grant date fair value of $19.34 per share. No RSUs were granted during the three months ended March 31, 2023.
Restricted Stock Awards (“RSAs”)
During the three months ended March 31, 2023, we granted employees 0.3 million RSAs with a weighted-average grant date fair value of $22.39 per share. No RSAs were granted during the three months ended March 31, 2022. RSAs include voting and dividend rights and are therefore “participating” shares for the purpose of calculating basic and diluted net income per share. See “Note 7” below.
Employee Stock Purchase Plan (“ESPP”)
In February 2022 we adopted an ESPP that allows employees to set aside, by means of payroll deductions, up to ten percent of their annual compensation for the purchase of our common stock. Shares are issued to participating employees from the 2012 Plan on March 1st and September 1st of each year (or, if those dates fall on holidays or weekends, on the first business day thereafter) at the then-current fair market value of our stock, as determined at the close of trading on those days. Payroll deductions for participating employees began April 1, 2022, and the first purchase under the plan took place on September 1, 2022.
In January 2023, we increased the number of ESPP purchase dates to occur quarterly on March 1st, June 1st, September 1st and December 1st (or, if those dates fall on holidays or weekends, on the first business day thereafter).
For each purchased share, the participating employee will receive one matching share, also issued from the 2012 Plan if certain conditions are met. There is no vesting requirement for shares issued pursuant to the ESPP purchase. The matching share will be granted in the form of a RSA that will vest on the one-year anniversary of the respective ESPP purchase date, net of applicable tax withholding. The vesting condition on the RSA is that the participating employee hold the corresponding share purchased under the ESPP for one year from the purchase date. Shares purchased pursuant to the ESPP and any matching shares issued upon satisfaction of the one-year holding requirement may be held, sold or transferred at the employee’s sole discretion.
During the three months ended March 31, 2023 and 2022, we issued 0.1 million and no shares of our common stock in connection with our ESPP, respectively. As of March 31, 2023 and December 31, 2022, we had a liability of $0.5 million and $0.2 million, respectively, related to RSAs granted in connection with our ESPP in “Accrued and other liabilities” on our condensed consolidated balance sheets.
Stock-based Compensation
Stock-based compensation expense associated with stock options and awards of restricted stock is measured at the grant date based on the fair value of the award, and is recognized, net of forfeitures, as expense over the remaining requisite service period on a straight-line basis.
We value restricted stock at the closing market price of the our common stock on the date of grant.
The following table summarizes our stock-based compensation by account:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Stock-based compensation capitalized in inventory	$92	$64
Cost of sales	23	16
Research and development	3,484	3,371
Selling, general and administrative	7,634	7,374
Total stock-based compensation	$11,233	$10,825

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
The following table shows the computation of net income per share for each period:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Numerator:
Net income attributable to common stockholders	$15,807	$22,797
Denominator:
Weighted-average shares used to compute basic net income per common share	107,885	106,012
Dilutive effect of employee stock options and unvested RSUs	7,540	9,025
Weighted-average shares used to compute diluted net income per common share	115,425	115,037
Net income per share attributable to common stockholders
Basic	$0.15	$0.22
Diluted	$0.14	$0.20
As of March 31, 2023, we had 24.6 million stock options, 0.1 million RSUs and 0.6 million RSAs outstanding. As of March 31, 2022, we had 26.0 million stock options, 0.2 million RSUs and no RSAs outstanding.
We excluded from the computation of diluted net income per share, on a weighted-average basis, 10.4 million stock options and unvested RSUs outstanding during the three months ended March 31, 2023 and 6.9 million stock options outstanding and unvested RSUs during the three months ended March 31, 2022, because including them would have reduced dilution.
8. Income Taxes
We recorded income tax expense of $2.6 million for the three months ended March 31, 2023, compared to $4.1 million for the comparable period in 2022. The decrease during the three months ended March 31, 2023 was primarily due to decreased income before income taxes compared to the corresponding period in 2022.
Our effective tax rate differs from the federal statutory rate due to state income taxes and the non-deductible portion of our stock-based compensation, which increased our tax expense, offset by research and development credits and the excess tax deduction arising from the exercise of employee stock options, which reduced our taxable income.
During the three months ended March 31, 2023, unrecognized tax benefits increased by $0.4 million. As of March 31, 2023, the Company had unrecognized tax benefits of $9.3 million that, if recognized, would affect the Company’s effective tax rate and approximately $2.5 million of unrecognized tax benefits that would not impact the effective tax rate as they would be offset by a corresponding change in valuation allowance.

Each quarter, we assess the likelihood that we will generate sufficient taxable income to use our federal and state deferred tax assets. Except for the valuation allowances that offset the value of our California net deferred tax assets, we have determined that it is more likely than not we will realize the benefit related to all other deferred tax assets. To the extent we increase a valuation allowance, we will include an expense in the Condensed Consolidated Statement of Income in the period in which such determination is made.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. Congress has considered legislation that would defer the amortization requirement to later years, but as of March 31, 2023, the requirement has not been modified.
9. Subsequent Events
Lease Amendment
On April 1, 2023, we amended our office lease to extend its terms from July 1, 2023 through June 30, 2024 and we leased an additional space beginning April 1, 2023 through June 30, 2024. As a result of the amendment, we expect to record a right-of-use asset and corresponding lease liability of approximately $0.3 million related to the additional space. The remaining space has an extended lease term of 12 months, for which we do not expect to record an additional right of use asset. We will record $2.5 million of rent expense on a straight-line basis throughout the lease term in connection with this lease amendment.
Tender Offer
On March 6, 2023, we announced that our Board of Directors approved a tender offer to purchase up to 7.5 million shares of our common stock. The tender offer commenced on March 6, 2023 and expired on March 31, 2023. On April 5, 2023, we repurchased 6.6 million shares through the tender offer at a price of $22.00 per share for an aggregate purchase price of $145.4 million, excluding related fees and expenses. We recorded purchased shares as treasury stock on our condensed consolidated balance sheet at cost.

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
Relacorilant. We are conducting two Phase 3 trials (named GRACE and GRADIENT) of our proprietary, selective cortisol modulator, relacorilant, as a treatment for patients with Cushing’s syndrome. Relacorilant was well-tolerated in its Phase 1 and Phase 2 trials. Patients in the Phase 2 trial exhibited meaningful improvements in glucose control, hypertension, weight, liver function, coagulopathy, cognition, mood, insulin resistance and quality of life measures. Relacorilant shares Korlym’s affinity for the glucocorticoid receptor (“GR”), but, unlike Korlym, has no affinity for the progesterone receptor (“PR”), and so is not the “abortion pill” and does not cause other effects associated with PR affinity, including endometrial thickening and vaginal bleeding. Relacorilant also does not appear to cause hypokalemia (low potassium), a potentially serious condition that is a leading cause of patients stopping treatment with Korlym. Forty-four percent of patients in Korlym’s pivotal trial experienced hypokalemia. Relacorilant does not affect any electrocardiogram parameters and does not cause prolongation of the QT interval, unlike all other medications used to treat Cushing’s syndrome.
In the GRACE trial, each patient receives relacorilant for 22 weeks. Patients who exhibit pre-specified improvements in hypertension and/or glucose metabolism enter a 12-week, double-blind, “randomized withdrawal” phase, in which half of the patients continue receiving relacorilant and half receive placebo. The trial’s primary endpoint is the rate and degree of relapse of hypertension in patients receiving placebo measured against the rate and degree of relapse of hypertension in those continuing relacorilant. GRACE has a planned enrollment of 130 patients with Cushing’s syndrome at sites in the United States, Canada, Europe and Israel. If successful, GRACE will provide the basis for a new drug application (“NDA”) for relacorilant as a treatment for patients with any etiology of endogenous Cushing’s syndrome.
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
In June 2022, we initiated a pivotal Phase 3 trial (“ROSELLA”) that seeks to replicate the positive results observed in our Phase 2 study. ROSELLA has a planned enrollment of 360 women with recurrent, platinum-resistant ovarian cancer, randomized 1:1 to receive either 150 mg of relacorilant intermittently in addition to nab-paclitaxel or nab-paclitaxel monotherapy. The primary endpoint is PFS, with overall survival as a key secondary endpoint. Patients in ROSELLA will have received prior bevacizumab therapy, which is the standard of care in the United States for patients with platinum-resistant ovarian cancer. Women with a history of tumors that do not respond to initial platinum-based treatments (i.e., women with “primary platinum-refractory” disease) and those who have received more than three prior lines of therapy will be excluded.
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
Metabolic Diseases
Liver Disease. NASH is an advanced form of nonalcoholic fatty liver disease that afflicts millions of patients and is a leading cause of liver-related mortality. In April 2021, we suspended our Phase 2a trial of our selective cortisol modulator miricorilant as a potential treatment for NASH after four of the five patients who received miricorilant exhibited both elevated liver enzymes and large, rapid reductions in liver fat. Liver enzyme levels in all affected patients returned to baseline or below baseline after miricorilant was withdrawn. Our ongoing Phase 1b dose-finding trial in patients with presumed NASH has identified a range of doses that appear to cause large reductions in liver fat without causing excessive liver irritation. We plan to start a Phase 2 trial in the fourth quarter of 2023.
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
We expect that pandemic-related impediments to our business will continue so long as there are COVID-19 public health restrictions or risk-reducing behavior by physicians and patients.
Please see the risk factor under Item 1A of this Quarterly Report, “The COVID-19 pandemic has adversely affected and is continuing to adversely affect our business.”
Inflation Reduction Act of 2022
The Inflation Reduction Act of 2022 (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1 percent excise tax on certain share repurchases that occur after December 31, 2022 and introduces a 15 percent corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The CAMT will be effective for us beginning on January 1, 2024. We do not expect the CAMT to have a significant effect on our consolidated financial statements.
Additionally, the IRA permits CMS to negotiate prices for certain high-expenditure Medicare Part B or Part D drugs. The IRA also requires manufacturers to pay a rebate to CMS if the price of a Medicare Part B or Part D drug increases faster than the rate of inflation. Beginning in 2025, the IRA will also shift to manufacturers a significant portion of the Medicare beneficiary costs currently borne by the government and beneficiaries. We anticipate that this provision will significantly limit the revenue Corcept receives from Medicare patients and may materially reduce our profits. Please see the risk factor under Item 1A of this Quarterly Report, “New laws, government regulations, or changes to existing laws and regulations could make it difficult or impossible for us to obtain acceptable prices or adequate insurance coverage and reimbursement for Korlym, which would adversely affect our results of operations and financial position.”
Results of Operations
Net Product Revenue – Net product revenue is gross product revenue from sales to our customers less deductions for estimated government rebates and chargebacks.
Net product revenue was $105.7 million for the three months ended March 31, 2023, compared to $93.7 million for the comparable period in 2022. For the three months ended March 31, 2023, higher sales volumes accounted for 42.9 percent of the increase, with the remaining growth due to a price increase effective January 1, 2023.
Cost of sales – Cost of sales includes the cost of API, tableting, packaging, personnel, overhead, stability testing and distribution.
Cost of sales was $1.4 million for the three months ended March 31, 2023, compared to $1.3 million for the comparable period in 2022. Cost of sales as a percentage of revenue was 1.3 percent for each of the three months ended March 31, 2023 and 2022.
Research and development expense – Research and development expense includes the cost of (1) recruiting and compensating development personnel, (2) clinical trials, (3) drug product and preclinical studies in support of clinical trials and regulatory submissions, (4) discovery research and (5) the development of drug formulations and manufacturing processes.
Research and development expense was $40.9 million for the three months ended March 31, 2023, compared to $28.1 million for the comparable period in 2022. The increase was primarily due to increased spending on the advancement of our development programs and employee compensation expenses.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Development programs:
Oncology	$7,250	$3,823
Cushing’s syndrome	10,974	7,107
Metabolic diseases	7,172	5,377
Pre-clinical and early-stage selective cortisol modulators and ALS	7,464	5,306
Unallocated activities, including manufacturing and regulatory activities	4,507	3,136
Stock-based compensation	3,484	3,371
Total research and development expense	$40,851	$28,120
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
Selling, general and administrative expense was $48.6 million for the three months ended March 31, 2023, compared to $37.5 million for the comparable period in 2022. The increase was primarily due to increased sales and marketing activities and employee compensation expenses.
We expect our selling, general and administrative expense to be higher in 2023 than in 2022 due to increased commercial and administrative activities, including litigation and administrative support for increased research and development and marketing efforts.

Interest and other income – Interest and other income was $3.6 million for the three months ended March 31, 2023, compared to $0.1 million for the comparable period in 2022. The increase was due to a higher cash and investment balance and market-wide increases in interest rates.
Income tax expense – Income tax expense was $2.6 million for the three months ended March 31, 2023, compared to $4.1 million for the comparable period in 2022. The change was primarily due to a decrease in income before income taxes.
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
As of March 31, 2023, we had cash, cash equivalents and marketable securities of $465.1 million, consisting of cash and cash equivalents of $299.9 million and marketable securities of $165.1 million, compared to cash, cash equivalents and marketable securities of $436.6 million, consisting of cash and cash equivalents of $66.3 million and marketable securities of $370.3 million as of December 31, 2022.
The cash in our bank accounts and our marketable securities could be reduced or our access to them restricted if the financial institutions holding them were to fail or severely adverse conditions were to arise in the markets for public or private debt securities. We have never experienced a material lack of access to cash or material realized losses.
Net cash provided by operating activities was $26.0 million for the three months ended March 31, 2023, compared to $35.2 million for the comparable period in 2022. This decrease was primarily due to increases in operating expenses supporting advancement of our development programs.
Net cash provided by investing activities was $207.5 million for the three months ended March 31, 2023, compared to net cash used in investing activities of $50.5 million for the comparable period in 2022. The increase was primarily due to allocation of cash proceeds from maturities of marketable securities towards cash equivalents in anticipation of the closing of our tender offer in April 2023.
Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2023, compared to net cash used in financing activities of $0.5 million for the comparable period in 2022. In the three months ended March 31, 2023, we spent $1.1 million acquiring shares of our common stock in connection with the net exercise of employee and director stock options and $0.1 million to satisfy tax withholding requirements from vesting of restricted stock grants, offset by $0.2 million received from the exercise of stock options and $1.2 million received in connection with our ESPP. In the comparable period in 2022, we spent $1.9 million acquiring shares of our common stock in connection with the net exercise of employee and director stock options, offset by $1.4 million received from the exercise of stock options.
As of March 31, 2023, we had retained earnings of $312.3 million.
Contractual Obligations and Commitments
Our contractual payment obligations and purchase commitments are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. Our payment obligations and purchase commitments did not change materially during the three months ended March 31, 2023. See Note 4 to our Unaudited Condensed Consolidated Financial Statements for more information regarding our purchase commitments.
Off-Balance Sheet Arrangements
None.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and judgments that affect the amount of assets, liabilities and expenses we report. We base our estimates on historical experience and on other assumptions we believe to be reasonable. Actual results may differ from our estimates. Our significant accounting policies are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

There were no changes that occurred during the fiscal quarter covered by this report that materially affected, or are reasonably likely to materially affect, our critical accounting policies and estimates.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks as of March 31, 2023 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. The market risks associated with our cash, cash equivalents and marketable securities, which consist entirely of debt instruments with original maturities of less than 24 months, did not change materially during the three months ended March 31, 2023.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. As of March 31, 2023, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure at the reasonable assurance level.
Changes in internal control over financial reporting. Our Chief Financial Officer and other members of management evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2023 and concluded that there was no change during the quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Teva Litigation
In February 2018, we received a Paragraph IV Notice Letter advising that Teva Pharmaceuticals USA, Inc. (“Teva”) had submitted an Abbreviated New Drug Application (“ANDA”) to the FDA seeking authorization to manufacture and sell a generic version of Korlym prior to the expiration of patents related to Korlym that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). In March 2018, we filed a lawsuit in the United States District Court for the District of New Jersey against Teva for infringement of our patents. In August 2020, Teva received final approval from the FDA for its ANDA in accordance with the Hatch-Waxman Act. The patents currently at issue in the original lawsuit against Teva are U.S. Patent No. 10,195,214 (the “ʼ214 patent”) and U.S. Patent Nos. 10,500,216 (the “ʼ216 patent”). The parties completed briefing on cross-motions for summary judgment regarding infringement of the ’214 patent in July 2021. On February 27, 2023, the Court denied both motions without prejudice.
In May 2019, Teva submitted to the Patent Trial and Appeal Board (“PTAB”) a petition for post-grant review (“PGR”) of the ’214 patent. The PTAB agreed to initiate the PGR, and, in November 2020, issued a decision upholding the validity of the ’214 patent in its entirety. Teva appealed its loss to the Federal Circuit Court of Appeals, which in December 2021, ruled in our favor. The time for Teva to appeal or seek reconsideration of these adverse decisions has passed. This matter is closed.
On March 17, 2023, we filed a separate lawsuit in the United States District Court for the District of New Jersey against Teva for infringement of U.S. patents 10,842,800 and 10,842,801.
The Court has set a trial date of September 27, 2023 for both pending matters.
We will vigorously enforce our intellectual property rights relating to Korlym but cannot predict the outcome of these matters.
Hikma ANDA Litigation and Settlement
In February 2021, we received a Paragraph IV Notice Letter advising that Hikma Pharmaceuticals USA Inc. (“Hikma”) had submitted an ANDA to the FDA seeking authorization to manufacture, use or sell a generic version of Korlym in the United States.
The Notice Letter contains Paragraph IV certifications against certain of our patents related to Korlym, alleging that these patents will not be infringed by Hikma’s proposed product, are invalid and/or are unenforceable.
In March 2021, we filed a lawsuit in the United States District Court for the District of New Jersey against Hikma for infringement of the ’214 patent, the ʼ216 patent, U.S. Patent Nos. 10,842,800 and U.S. Patent Nos. 10,842,801.
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
Other Matters
In March 2019, a purported securities class action complaint was filed in the United States District Court for the Northern District of California by Nicholas Melucci (Melucci v. Corcept Therapeutics Incorporated, et al., Case No. 5:19-cv-01372-LHK) (the “Melucci litigation”). The complaint named us and certain of our executive officers as defendants asserting violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and alleges that the defendants made false and materially misleading statements and failed to disclose adverse facts about our business, operations and prospects. The complaint asserts a putative class period extending from August 2, 2017 to February 5, 2019 and seeks unspecified monetary relief, interest and attorneys’ fees. In October 2019, the Court appointed a lead plaintiff and lead counsel. The lead plaintiff’s consolidated complaint was filed in December 2019. With respect to these allegations, we have stated, from the beginning, that we have done nothing wrong.
On February 8, 2023, we reached an agreement in principle (the “Proposed Settlement”) to resolve all claims in the Melucci litigation. Under the Proposed Settlement, we have agreed to make a one-time payment of $14.0 million, which will be covered in full by our insurers. The Proposed Settlement does not include an admission of liability on our part. The Proposed Settlement is subject to the final approval of the Court.

In September 2019, a purported shareholder derivative complaint was filed in the United States District Court for the District of Delaware by Lauren Williams, captioned Lauren Williams v. G. Leonard Baker, et al., Civil Action No. 1:19-cv-01830. The complaint named our board of directors, Chief Executive Officer and current Chief Business Officer as defendants, and us as nominal defendant. The complaint alleges breach of fiduciary duty, violation of Section 14(a) of the Exchange Act, insider selling, misappropriation of insider information and waste of corporate assets and seeks damages in an amount to be proved at trial. In October 2019, this action was stayed pending a resolution of our motions to dismiss the Melucci litigation. In December 2020, the case was further stayed pending a resolution of our motion to dismiss the third amended complaint in the Melucci litigation. In September 2021, the case was further stayed pending a resolution of the Melucci litigation.
In December 2019, a second purported shareholder derivative complaint was filed in the United States District Court for the District of Delaware by Jeweltex Pension Plan, captioned Jeweltex Pension Plan v. James N. Wilson, et al., Civil Action No. 1:19-cv-02308. The complaint named our board of directors, Chief Executive Officer and current Chief Business Officer as defendants, and us as nominal defendant. The complaint alleges causes of action for breach of fiduciary duty, violation of Section 14(a) of the Exchange Act, waste of corporate assets, contribution and indemnification, aiding and abetting, and gross mismanagement. The complaint seeks damages in an amount to be proved at trial. In April 2020, this action was stayed pending a resolution of our motions to dismiss the Melucci litigation. In December 2020, the case was further stayed pending a resolution of our motion to dismiss the third amended complaint in the Melucci litigation. In September 2021, the case was further stayed pending a resolution of the Melucci litigation.
In January 2022, a purported shareholder derivative complaint was filed in the Delaware Court of Chancery by Joel B. Ritchie, captioned Joel B. Ritchie v. G. Leonard Baker, et al., Case No. 2022-0102-SG. The complaint named our board of directors, Chief Executive Officer, current Chief Business Officer and President of Corcept Endocrinology as defendants, and us as nominal defendant. The complaint alleges a single cause of action for breach of fiduciary duty. The complaint seeks damages in an amount to be proved at trial. In April 2022, the case was further stayed pending a resolution of the Melucci litigation.
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
Risks Related to our Research and Development Activities
•Our efforts to discover, develop and commercialize our product candidates may not succeed. Clinical drug development is lengthy, expensive and often unsuccessful. Results of early studies and trials are often not predictive of later trial results. Failure can occur at any time. Even if we deem our product candidates’ clinical trial results to demonstrate safety and efficacy, regulatory authorities may not agree. Failure to obtain or maintain regulatory approvals for our product candidates would prevent us from commercializing them.
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

•natural disasters or other catastrophes, such as the COVID-19 pandemic, that reduce the ability or willingness of physicians to see patients or of patients to bear the risk of leaving their homes to seek medical care; and
•lack of availability of government or private insurance, the shift of a significant number of patients to Medicaid, which reimburses Korlym at a significantly lower price, or the introduction of government price controls or other price-reducing regulations, such as the IRA, that may significantly limit Medicare reimbursement rates.
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
In the United States, there have been and continue to be legislative initiatives to contain healthcare costs. The Patient Protection and Affordable Care Act (“ACA”) which was passed in 2010, substantially changed the way health care is financed by both governmental and private insurers. The IRA introduced some of the most significant changes to Medicare payment for prescription drugs since the ACA. Among its many provisions, the IRA requires the Secretary of the U.S. Department of Health and Human Services (“HHS”) to negotiate Medicare prices for selected drugs and biologicals, including both physician-administered products covered under Medicare’s Part B benefit and self-administered drugs covered under the Part D benefit. Each year, the Secretary will select for price negotiation a specified number of negotiation-eligible drugs with the highest total Part B or D expenditures over a preceding 12-month period. To be eligible for price negotiation a drug must have been on the market for at least seven years without generic competition. Orphan drugs indicated for only one rare disease or condition and drugs with less than $200 million in annual Medicare expenditures are exempt from the negotiation program. For the first two years of the program, 2026 and 2027, only Part D drugs are eligible. The Secretary will publish the negotiated price, known as the “Maximum Fair Price”, or MFP, for each of the selected products. Manufacturers of selected drugs would be required to offer the drug for Medicare recipients at the MFP. Manufacturers who fail to negotiate or offer the MFP can face significant civil money penalties or excise tax liability on sales of that drug. Depending on the share of Medicare spending each year that is attributed to Korlym or any other drug candidate that we develop and whether or not those drugs become eligible for Medicare negotiation, those drugs and our revenue may be adversely impacted by this provision.
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
The active ingredient in Korlym, mifepristone, is approved by the FDA in another drug for the termination of early pregnancy. On June 24, 2022, the United States Supreme Court published its decision in the case of Dobbs v. Jackson Women’s Health Organization (“Dobbs”), which overturned Roe v. Wade, the 1973 Supreme Court decision establishing a woman’s right to terminate her pregnancy, subject to certain limitations. Dobbs has stimulated many states to enact laws making abortion illegal in virtually every circumstance, including during early pregnancy. More laws banning or heavily restricting termination of pregnancy may be adopted and existing laws may be made more restrictive. Two highly publicized cases regarding mifepristone have been filed in the U.S. since the Dobbs decision, one of which seeks to invalidate the FDA’s approval of mifepristone and the other of which seeks to uphold the FDA’s approval in certain jurisdictions. On April 7, 2023, the United

States District Court for the Northern District of Texas Amarillo Division issued a preliminary injunction blocking the FDA’s approval of mifepristone, and on the same day, the United States District Court in the Eastern District of Washington issued a ruling ordering the FDA to maintain the current availability of mifepristone in 17 states and Washington, D.C. On April 21, 2023, the U.S. Supreme Court granted an emergency request from the U.S. Department of Justice and the manufacturer of mifepristone to permit the continued availability of mifepristone. The ultimate outcome of these cases and any further consideration by the U.S. Supreme Court, as well as the timing of any outcome, is uncertain. In addition, heightened public perception of mifepristone as an abortifacient may draw the attention of hostile state government officials or political activists to Korlym – even though Korlym is not approved for the termination of pregnancy, we do not promote it for that use and we have taken measures to minimize the chance that it will accidentally be prescribed to a pregnant woman. In addition, physicians and patients may choose not to use Korlym as a treatment for Cushing’s syndrome simply to avoid the risk of terminating a pregnancy.
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
We cannot assure investors that a liquid trading market for our common stock will exist at any particular time. As a result, holders of our common stock may not be able to sell shares quickly or at the current market price. During the 52-week period ended April 26, 2023, our average daily trading volume was approximately 740,650 shares and the intra-day sales prices per share of our common stock on The Nasdaq Stock Market ranged from $17.19 to $30.14. As of April 26, 2023, our officers, directors and principal stockholders beneficially owned approximately 20 percent of our common stock.
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
Outside the United States, many jurisdictions have or are in the process of enacting sweeping data privacy regulatory regimes. In Europe, the GDPR took effect in 2018, and is imposing stringent requirements for controllers and processors of personal data of individuals within the EEA, particularly with respect to clinical trials. The GDPR provides that EEA member states may make their own further laws and regulations limiting the processing of health data, which could limit our ability to use and share personal data or could cause our costs to increase and harm our business and financial condition. In addition, the GDPR increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. Recent legal developments have added complexity and compliance uncertainty regarding certain transfers of information from the EEA to the United States. Following EU court decisions, updated standard contractual clauses (“SCCs”) were adopted to account for these judicial decisions, imposing new requirements on data transfers. The revised SCCs must be used for relevant new data transfers from September 27, 2021, and existing SCC arrangements were required to be migrated by December 27, 2022. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. The GDPR imposes substantial fines for breaches of data protection requirements, which can be up to four percent of global revenue for the preceding financial year or €20 million, whichever is greater, and it also confers a private right of action on data subjects for breaches of data protection requirements. Compliance with European data protection laws is a rigorous and time intensive process that may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our European activities. From January 1, 2021, we have had to comply with the GDPR and separately the United Kingdom GDPR, which, together with the amended United Kingdom Data Protection Act 2018, retains the GDPR in United Kingdom national law, each regime having the ability to fine up to the greater of €20 million/ £17.5 million or 4 percent of global turnover. It is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term and these changes may lead to additional costs and increase our overall risk exposure. On June 28, 2021, the EC adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in June 2025 unless the EC renews or extends that decision and remains under review by the Commission during this period.
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
Our earnings are subject to federal, state and local taxes. We offset a portion of our earnings using net operating losses and our taxes using research and development tax credits, which reduces the amount of tax we pay. Some jurisdictions require that we pay taxes or fees calculated as a percentage of sales, payroll expense, or other indicia of our activities. Please see “Part I, Item 1, Notes to Unaudited Condensed Consolidated Financial Statements – Income Taxes.” Certain provisions of the recently enacted IRA, effective January 1, 2023, including a 1 percent excise tax on share repurchases and a 15 percent corporate alternative minimum tax, may impact our income tax expense, profitability and capital allocation decisions. In April 2023, we completed an issuer tender offer pursuant to which we accepted for tender 6,610,369 shares of our common stock for an aggregate purchase price of $145,428,118. Changes to existing tax laws could materially increase the amounts we pay, which would reduce our after tax net income.
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
As of April 26, 2023, our officers and directors beneficially owned approximately 20 percent of our common stock. Acting together, these stockholders could significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling stockholders.
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

Issuer Purchases of Equity Securities
The following table contains information relating to the purchases of our common stock in the three months ended March 31, 2023 as part of the cashless net exercises of stock options (in thousands, except average price per share):

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Purchase Price of Shares(2)
January 1, 2023 to January 31, 2023	40	$22.10	$887
February 1, 2023 to February 28, 2023	11	23.03	244
March 1, 2023 to March 31, 2023	246	21.21	5,228
Total	297	$21.40	$6,359

(1) In January 2023, we issued 76,066 shares of common stock as part of net-share settlement of cashless option exercises, of which 40,146 shares were surrendered to us in satisfaction of related exercise cost and tax obligations. In February 2023, we issued 16,168 shares of common stock as part of net-share settlement of cashless option exercises, of which 10,584 shares were surrendered to us. In March 2023, we issued 378,456 shares of common stock as part of net-share settlement of cashless option exercises, of which 246,463 shares were surrendered to us.

(2) We paid $1.1 million to satisfy the tax withholding obligations associated with the net-share settlement of these cashless option exercises.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2012).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on February 13, 2017).
10.1	Eighth Amendment to Office Lease Agreement by and between Exponent Realty, LLC and Corcept Therapeutics Incorporated, made and entered into as of April 1, 2023.
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Atabak Mokari, Chief Financial Officer of the registrant.
32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.
32.2	18 U.S.C. Section 1350 Certifications of Atabak Mokari, Chief Financial Officer of the registrant.
101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, (ii) Unaudited Condensed Consolidated Statements of Income for the three month periods ended March 31, 2023 and 2022, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2023 and 2022, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2023 and 2022, (v) Unaudited Condensed Consolidated Statement of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date:	May 3, 2023	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D.
Chief Executive Officer

Date:	May 3, 2023	/s/ Atabak Mokari
Atabak Mokari
Chief Financial Officer

Date:	May 3, 2023	/s/ Joseph D. Lyon
Joseph D. Lyon
Chief Accounting Officer