Form 10-Q
period 2023-06-30
CORCEPT THERAPEUTICS INC
filed 2023-08-02
CIK 1088856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
(650) 327-3270
(Registrant’s telephone number, including area code)
_______________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	CORT	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On July 26, 2023, there were 102,546,606 shares of common stock outstanding at a par value of $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2023	December 31, 2022
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$172,377	$66,329
Short-term marketable securities	190,885	365,343
Trade receivables, net of allowances	32,553	31,057
Insurance recovery receivable related to Melucci litigation (Note 4)	14,000	14,000
Inventory	6,915	6,100
Prepaid expenses and other current assets	15,858	16,424
Total current assets	432,588	499,253
Strategic inventory	8,762	10,931
Operating lease right-of-use asset	235	1,143
Property and equipment, net	413	633
Long-term marketable securities	—	4,947
Other assets	4,413	5,058
Deferred tax assets, net	78,214	61,465
Total assets	$524,625	$583,430
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,976	$11,976
Accrued research and development expenses	18,607	14,573
Accrued and other liabilities	52,179	30,799
Accrued settlement related to Melucci litigation (Note 4)	14,000	14,000
Short-term operating lease liability	297	1,143
Total current liabilities	93,059	72,491
Long-term accrued income taxes payable	9,952	9,097
Total liabilities	103,011	81,588
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock	—	—
Common stock	132	131
Treasury stock	(614,074)	(456,148)
Additional paid-in capital	695,718	662,342
Accumulated other comprehensive income (loss)	45	(869)
Retained earnings	339,793	296,386
Total stockholders’ equity	421,614	501,842
Total liabilities and stockholders’ equity	$524,625	$583,430
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product revenue, net	$117,715	$103,386	$223,369	$197,074
Operating expenses:
Cost of sales	1,574	1,316	2,960	2,566
Research and development	43,277	32,825	84,128	60,945
Selling, general and administrative	43,281	37,813	91,845	75,362
Total operating expenses	88,132	71,954	178,933	138,873
Income from operations	29,583	31,432	44,436	58,201
Interest and other income	3,347	630	6,928	710
Income before income taxes	32,930	32,062	51,364	58,911
Income tax expense	(5,402)	(4,650)	(7,957)	(8,702)
Net income	27,528	27,412	43,407	50,209

Net income attributable to common stockholders	27,356	27,398	43,173	50,196

Basic net income per common share	$0.27	$0.26	$0.41	$0.47

Diluted net income per common share	$0.25	$0.24	$0.38	$0.44

Weighted-average shares outstanding used in computing net income per common share
Basic	101,964	106,289	104,908	106,151
Diluted	109,590	115,399	112,492	115,222
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	27,528	27,412	43,407	50,209
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments, net of tax effect of $(23), $149, $(215) and $472, respectively	75	(470)	680	(1,489)
Foreign currency translation gain (loss), net of tax	123	(320)	234	(425)
Total comprehensive income	$27,726	$26,622	$44,321	$48,295
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$43,407	$50,209
Adjustments to reconcile net income to net cash provided by operations:
Stock-based compensation	22,999	21,367
(Accretion) amortization of interest income	(3,180)	1,870
Depreciation and amortization of property and equipment	358	404
Deferred income taxes	(16,964)	(20,565)
Non-cash amortization of right-of-use asset	1,205	1,066
Changes in operating assets and liabilities:
Trade receivables	(1,496)	(539)
Inventory	1,480	655
Prepaid expenses and other assets	1,211	(3,794)
Accounts payable	(3,802)	680
Accrued research and development expenses	4,034	1,361
Accrued and other liabilities	19,279	(2,921)
Long-term accrued income taxes	855	4,572
Operating lease liability	(1,143)	(1,078)
Net cash provided by operating activities	68,243	53,287
Cash flows from investing activities:
Purchases of property and equipment	(102)	(31)
Proceeds from maturities of marketable securities	272,295	87,306
Purchases of marketable securities	(88,815)	(179,571)
Net cash provided by (used in) investing activities	183,378	(92,296)
Cash flows from financing activities:
Proceeds from issuance of common stock under our incentive award plan, net of issuance costs	2,907	1,932
Repurchase of common stock in connection with Tender Offer	(145,428)	—
Cash paid to satisfy statutory withholding requirement for net settlement of cashless option exercises and vesting of restricted stock grants	(3,052)	(5,194)
Net cash used in financing activities	(145,573)	(3,262)
Net increase (decrease) in cash and cash equivalents	106,048	(42,271)
Cash and cash equivalents, at beginning of period	66,329	77,617
Cash and cash equivalents, at end of period	$172,377	$35,346

Supplemental disclosure:
Exercise cost of shares repurchased for net settlement of cashless option exercises	$8,532	$11,209
Recognition of right-of-use asset and lease liability	$297	$2,816
Excise tax payable	1,316	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	107,835	$131	$662,342	$(456,148)	$(869)	$296,386	$501,842
Issuance of common stock under incentive award plan	618	—	6,540	—	—	—	6,540
Shares purchased to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(297)	—	—	(6,359)	—	—	(6,359)
Stock-based compensation	—	—	10,966	—	—	—	10,966
Other comprehensive income, net of tax	—	—	—	—	716	—	716
Net income	—	—	—	—	—	15,879	15,879
Balance at March 31, 2023	108,156	$131	$679,848	$(462,507)	$(153)	$312,265	$529,584
Issuance of common stock under incentive award plan	1,168	1	4,496	—	—	—	4,497
Shares purchased to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(202)	—	—	(4,823)	—	—	(4,823)
Repurchase of common stock in connection with Tender Offer	(6,610)	—	—	(145,428)	—	—	(145,428)
Excise tax related to net share repurchases	—	—	—	(1,316)	—	—	(1,316)
Stock-based compensation	—	—	11,374	—	—	—	11,374
Other comprehensive income, net of tax	—	—	—	—	198	—	198
Net income	—	—	—	—	—	27,528	27,528
Balance at June 30, 2023	102,512	$132	$695,718	$(614,074)	$45	$339,793	$421,614

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	105,940	$127	$591,349	$(410,411)	$(227)	$194,968	$375,806
Issuance of common stock upon exercise of options	586	1	6,543	—	—	—	6,544
Shares purchased to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(305)	—	—	(7,037)	—	—	(7,037)
Stock-based compensation	—	—	10,825	—	—	—	10,825
Other comprehensive loss, net of tax	—	—	—	—	(1,124)	—	(1,124)
Net income	—	—	—	—	—	22,797	22,797
Balance at March 31, 2022	106,221	$128	$608,717	$(417,448)	$(1,351)	$217,765	$407,811
Issuance of common stock upon exercise of options and vesting of restricted stock	873	—	6,597	—	—	—	6,597
Shares purchased to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(436)	—	—	(9,366)	—	—	(9,366)
Stock-based compensation	—	—	10,662	—	—	—	10,662
Other comprehensive loss, net of tax	—	—	—	—	(790)	—	(790)
Net income	—	—	—	—	—	27,412	27,412
Balance at June 30, 2022	106,658	$128	$625,976	$(426,814)	$(2,141)	$245,177	$442,326
The accompanying notes are an integral part of these condensed consolidated financial statements

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
Description of Business and Basis of Presentation
Corcept Therapeutics Incorporated (collectively, “Corcept,” the “Company,” “we,” “us,” and “our”)is a commercial-stage pharmaceutical company engaged in the discovery and development of medications to treat severe endocrine, oncology, metabolism and neurology disorders by modulating the effects of the hormone cortisol. In 2012, the United States Food and Drug Administration (“FDA”) approved Korlym® (“mifepristone”) 300 mg tablets, as a once-daily oral medication for the treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. We have discovered and patented four structurally distinct series of selective cortisol modulators, consisting of more than 1,000 compounds. We are developing compounds from these series as potential treatments for a broad range of serious disorders.
We were incorporated in the State of Delaware in May 1998. Our headquarters are located in Menlo Park, California.
Basis of Presentation
We have prepared the following in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X: (i) condensed consolidated balance sheet as of June 30, 2023 and (ii) condensed consolidated statements of income, comprehensive income and stockholders’ equity for the three- and six-month periods ended June 30, 2023 and 2022 and (iii) condensed consolidated statements of cash flows for the six-month periods ended June 30, 2023 and 2022. These do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (which in the applicable periods consist only of normal, recurring adjustments) have been included. Operating results for the three- and six-month periods ended June 30, 2023 are not necessarily indicative of the results for the remainder of 2023 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K. The December 31, 2022 balance sheet was derived from audited financial statements at that date.
There have been no material changes to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2022.
2. Composition of Certain Balance Sheet Items
Inventory

	June 30, 2023	December 31, 2022

	(in thousands)
Work in progress	$6,679	$7,827
Finished goods	8,998	9,204
Total inventory	15,677	17,031
Less strategic inventory classified as non-current	(8,762)	(10,931)
Total inventory classified as current	$6,915	$6,100
Because we rely on a single manufacturer to produce Korlym’s active pharmaceutical ingredient (“API”), we have purchased and hold significant quantities of API, included in work in progress inventory. We classify inventory we do not expect to sell within 12 months of the balance sheet date as “strategic inventory,” a long-term asset.

Property and equipment, net

	June 30, 2023	December 31, 2022

	(in thousands)
Furniture and equipment	$1,270	$1,235
Software	1,508	1,508
Leasehold improvements	1,700	1,597
Total property and equipment	4,478	4,340
Less accumulated depreciation and amortization	(4,065)	(3,707)
Property and equipment, net	$413	$633
Accrued and other liabilities

	June 30, 2023	December 31, 2022

	(in thousands)
Income taxes payable	$19,488	$89
Government rebates	15,523	11,098
Accrued compensation	12,579	15,511
Legal fees	1,377	2,673
Excise tax payable	1,316	—
Accrued selling and marketing costs	668	434
Professional fees	590	211
Other	638	783
Total accrued and other liabilities	$52,179	$30,799

3. Available-for-Sale Securities and Fair Value Measurements
The available-for-sale securities in our condensed consolidated balance sheets are as follows:

	June 30, 2023	December 31, 2022

	(in thousands)
Cash equivalents	$68,487	$36,380
Short-term marketable securities	190,885	365,343
Long-term marketable securities	—	4,947
Total marketable securities	$259,372	$406,670
The following table presents our available-for-sale securities grouped by asset type:

	Fair Value Hierarchy Level	June 30, 2023				December 31, 2022
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

		(in thousands)
Corporate bonds	Level 2	$15,502	$—	$(23)	$15,479	$151,069	$—	$(625)	$150,444
Commercial paper	Level 2	45,790	—	—	45,790	136,132	—	—	136,132
U.S. government agency securities	Level 2	25,692	—	(16)	25,676	25,113	23	—	25,136
Asset-backed securities	Level 2	—	—	—	—	185	—	—	185
U.S. Treasury securities	Level 1	112,936	17	(41)	112,912	58,536	—	(142)	58,394
Money market funds	Level 1	59,515	—	—	59,515	36,379	—	—	36,379
Total marketable securities		$259,435	$17	$(80)	$259,372	$407,414	$23	$(767)	$406,670
We estimate the fair value of marketable securities classified as Level 1 using quoted market prices obtained from a commercial pricing service for these or identical investments. We estimate the fair value of marketable securities classified as Level 2 using inputs that may include benchmark yields, reported trades, broker/dealer quotes and issuer spreads.
We periodically review our debt securities to determine if any of our investments is impaired due to the issuer’s poor credit or other reasons. If the fair value of our investment is less than our amortized cost, we evaluate quantitative and subjective factors – including, but not limited to, the nature of security, changes in credit ratings and analyst reports concerning the security’s issuer and industry, and interest rate fluctuations and general market conditions – to determine whether an allowance for credit losses is appropriate.
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
We classified accrued interest on our marketable securities of $0.6 million and $1.8 million as of June 30, 2023 and December 31, 2022, respectively, as prepaid and other current assets on our condensed consolidated balance sheets.
As of June 30, 2023, all our marketable securities had original maturities of less than two years and all of our marketable securities classified as short-term have maturities of less than one year. The weighted-average maturity of our holdings was three months. None of our marketable securities changed from one fair value hierarchy to another during the three and six months ended June 30, 2023.
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
On February 8, 2023, we reached an agreement in principle (the “Proposed Settlement”) to resolve all claims in the Melucci litigation. Under the Proposed Settlement, we have agreed to make a one-time payment of $14.0 million, which will be covered in full by our insurers. In connection with the Proposed Settlement, we recorded a settlement expense of $14.0 million and corresponding insurance recovery of $14.0 million in operating expenses on our consolidated statement of income in the fourth quarter of 2022. Accordingly, we recorded an accrued liability of $14.0 million and a corresponding insurance recovery receivable of $14.0 million on our condensed consolidated balance sheet as of June 30, 2023. The Proposed Settlement is subject to the final approval of the Court.
No losses and no provision for a loss contingency have been recorded to date. For further information about our ongoing legal matters, see Part II. Item 1, Legal Proceedings.
5. Leases
We lease our office facilities in Menlo Park, California. On April 1, 2023, we signed an amendment to extend our lease through June 30, 2024. As a result of this amendment, we recognized an additional right-of-use asset and corresponding lease liability of $0.3 million in the three months ended June 30, 2023. The right-of-use asset and lease liability recognized equals the present value of the remaining payments due under our amended lease.
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
Operating lease expense for the three and six months ended June 30, 2023 was $0.6 million and $1.2 million, respectively, compared to $0.6 million and $1.1 million, respectively, for the comparable periods in 2022.
Our right-of-use assets and related lease liabilities were as follows (in thousands, except weighted average amounts):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cash paid for operating lease liabilities	$578	$578	$1,157	$1,108
Right-of-use assets obtained in connection with new operating lease obligations	$297	$—	$297	$2,816
Weighted-average remaining lease term			12 months	12 months
Weighted-average discount rate			8.0%	4.0%
As of June 30, 2023, future minimum lease payments under non-cancelable capitalized operating leases were as follows (in thousands):

2023 (remainder)	$155
2024	155
Total operating lease payments	310
Less imputed interest	(13)
Present value of operating lease liabilities	$297
As of June 30, 2023, future minimum lease payments under non-cancellable short-term leases were $1.1 million for the remainder of 2023 and $1.1 million for 2024. We do not recognize right-of-use assets or lease liabilities for leases with a term of twelve months or less, rather, we recognize the associated lease payments in the condensed consolidated statements of income on a straight-line basis over the lease term.
6. Stockholders’ Equity
Common Stock
In March 2023, we announced that our Board of Directors approved a tender offer to purchase up to 7.5 million shares of our common stock. The tender offer commenced on March 6, 2023 and expired on March 31, 2023. On April 5, 2023, we purchased 6.6 million shares through the tender offer at a price of $22.00 per share for an aggregate purchase price of $145.4 million, excluding related fees and expenses. We recorded purchased shares as treasury stock on our condensed consolidated balance sheet at cost.
Incentive Award Plan
We have one stock option plan – the Corcept Therapeutics Incorporated 2012 Incentive Award Plan (the “2012 Plan”).
Stock Options
During the three and six months ended June 30, 2023, we issued 0.4 million and 1.0 million, respectively, shares of our common stock upon the exercise of stock options. Some option holders exercised their options on a “net exercise” basis, pursuant to which they surrendered to us, and we purchased from them, at the then current market price, shares equal in value to the associated exercise price and tax withholding obligations. During the three and six months ended June 30, 2023, we purchased 0.2 million and 0.5 million shares, respectively, in connection with such option net exercises and paid $1.5 million and $2.6 million, respectively, to satisfy associated tax withholding obligations.
During the three and six months ended June 30, 2022, we issued 0.9 million and 1.5 million, respectively, shares of our common stock upon the exercise of stock options. During the three and six months ended June 30, 2022, we purchased 0.4 million and 0.7 million shares, respectively, in connection with option net exercises and paid $3.3 million and $5.2 million, respectively, to satisfy associated tax withholding obligations.
We recorded purchased shares as treasury stock on our condensed consolidated balance sheets at cost. As of June 30, 2023 and December 31, 2022, we had 30.2 million and 23.1 million treasury shares outstanding, respectively.
Restricted Stock Units (“RSUs”)
During the six months ended June 30, 2022, we granted employees 0.2 million RSUs with a weighted-average grant date fair value of $19.34 per share. No RSUs were granted during the three and six months ended June 30, 2023.
Restricted Stock Awards (“RSAs”)
During the three and six months ended June 30, 2023, we granted employees 0.1 million and 0.4 million RSAs, respectively, with a weighted-average grant date fair value of $22.80 and $22.50 per share, respectively. During each of the three and six months ended June 30, 2022, we granted employees 0.1 million RSAs with a weighted-average grant date fair value of $22.58 per share. RSAs include voting and dividend rights and are therefore “participating” shares for the purpose of calculating basic and diluted net income per share. See “Note 7” below.

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
During the three and six months ended June 30, 2023, we issued less than 0.1 million and 0.1 million shares, respectively, of our common stock in connection with our ESPP. During the three and six months ended June 30, 2022, we issued zero shares of our common stock in connection with our ESPP. As of June 30, 2023 and December 31, 2022, we had a liability of $1.0 million and $0.2 million, respectively, related to RSAs granted in connection with our ESPP in “Accrued and other liabilities” on our condensed consolidated balance sheets.
Stock-based Compensation
Stock-based compensation expense associated with stock options and awards of restricted stock is measured at the grant date based on the fair value of the award, and is recognized, net of forfeitures, as expense over the remaining requisite service period on a straight-line basis.
We value restricted stock at the closing market price of our common stock on the date of grant.
The following table summarizes our stock-based compensation by account:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Stock-based compensation capitalized in inventory	$34	$56	$126	$120
Cost of sales	9	14	32	30
Research and development	3,661	3,186	7,145	6,557
Selling, general and administrative	8,188	7,406	15,822	14,780
Total stock-based compensation	$11,892	$10,662	$23,125	$21,487
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

The following table shows the computation of net income per share for each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands, except per share amounts)
Numerator:
Net income attributable to common stockholders	$27,356	$27,398	$43,173	$50,196
Denominator:
Weighted-average shares used to compute basic net income per common share	101,964	106,289	104,908	106,151
Dilutive effect of employee stock options and unvested RSUs	7,626	9,110	7,584	9,071
Weighted-average shares used to compute diluted net income per common share	109,590	115,399	112,492	115,222
Net income per share attributable to common stockholders
Basic	$0.27	$0.26	$0.41	$0.47
Diluted	$0.25	$0.24	$0.38	$0.44
As of June 30, 2023, we had 24.3 million stock options, 0.1 million RSUs and 0.7 million RSAs outstanding. As of June 30, 2022, we had 25.4 million stock options, 0.2 million RSUs and 0.1 million RSAs outstanding.
We excluded from the computation of diluted net income per share, on a weighted-average basis, 9.5 million and 9.2 million stock options and unvested RSUs outstanding during the three and six months ended June 30, 2023, respectively, and 7.8 million and 7.3 million stock options outstanding and unvested RSUs during the three and six months ended June 30, 2022, respectively, because including them would have reduced dilution.
8. Income Taxes
We recorded income tax expense of $5.4 million and $8.0 million for the three and six months ended June 30, 2023, respectively. In the three and six months ended June 30, 2022, our income tax expense was $4.7 million and $8.7 million, respectively. The increase during the three months ended June 30, 2023 was primarily due to decreased stock based compensation deductions compared to the comparable period in 2022. The decrease in income tax expense during the six months ended June 30, 2023 was primarily due to decreased income before income taxes compared to the comparable period in 2022.
Our effective tax rate differs from the federal statutory rate due to state income taxes and the non-deductible portion of our stock-based compensation, which increased our tax expense, offset by research and development credits and the excess tax deduction arising from the exercise of employee stock options, which reduced our taxable income.
During the three and six months ended June 30, 2023, unrecognized tax benefits increased by $0.7 million and $1.1 million, respectively. As of June 30, 2023, the Company had unrecognized tax benefits of $9.9 million that, if recognized, would affect the Company’s effective tax rate and approximately $2.6 million of unrecognized tax benefits that would not impact the effective tax rate as they would be offset by a corresponding change in valuation allowance.
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

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. Congress has considered legislation that would defer the amortization requirement to later years, but as of June 30, 2023, the requirement has not been modified.

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
Overview
We are a commercial-stage company engaged in the discovery and development of medications to treat severe endocrine, oncology, metabolism and neurology disorders by modulating the effects of the hormone cortisol. Since 2012, we have marketed Korlym® (mifepristone) for the treatment of patients suffering from Cushing’s syndrome. Our portfolio of proprietary selective cortisol modulators consists of four structurally distinct series totaling more than 1,000 compounds.
Cushing’s Syndrome
Korlym. We sell Korlym in the United States, using sales representatives to call on physicians caring for patients with endogenous Cushing’s syndrome (hypercortisolism). Because many people who suffer from Cushing’s syndrome are undiagnosed or inadequately treated, we have developed and continue to refine and expand programs to educate physicians and patients about screening for hypercortisolism and the role Korlym can play in treating patients with the disorder. We also have a field-based force of medical science liaisons.
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
Relacorilant. We are conducting two Phase 3 trials (named GRACE and GRADIENT) of our proprietary, selective cortisol modulator, relacorilant, as a treatment for patients with Cushing’s syndrome. Relacorilant was well-tolerated in its Phase 1 and Phase 2 trials. Patients in the Phase 2 trial exhibited meaningful improvements in glucose control, hypertension, weight, liver function, coagulopathy, cognition, mood, insulin resistance and quality of life measures. Relacorilant shares Korlym’s affinity for the glucocorticoid receptor (“GR”), but, unlike Korlym, has no affinity for the progesterone receptor (“PR”), and so is not the “abortion pill” and does not cause other effects associated with PR affinity, including endometrial thickening and vaginal bleeding. Relacorilant also does not appear to cause hypokalemia (low potassium), a potentially serious condition that is a leading cause of patients stopping treatment with Korlym. Forty-four percent of patients in Korlym’s pivotal trial experienced hypokalemia. Unlike all other medications used to treat Cushing’s syndrome, relacorilant does not prolong the heart’s QT interval, a potentially deadly off-target effect.
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
The final analysis from our Phase 2 trial was published in the Journal of Clinical Oncology (Colombo et al., 2023), the premiere journal of the American Society of Clinical Oncology (ASCO).
In June 2022, we initiated a pivotal Phase 3 trial (“ROSELLA”) that seeks to replicate the positive results observed in our Phase 2 study. ROSELLA has a planned enrollment of 360 women with recurrent, platinum-resistant ovarian cancer, half of whom will receive 150 mg of relacorilant intermittently in addition to nab-paclitaxel, with the other half receiving nab-paclitaxel monotherapy. The primary endpoint is PFS, with overall survival a key secondary endpoint. Patients in ROSELLA will have received prior bevacizumab therapy, which is the standard of care for patients with platinum-resistant ovarian cancer. Women with a history of tumors that do not respond to initial platinum-based treatments (i.e., women with “primary platinum-refractory” disease) and those who have received more than three prior lines of therapy will be excluded.
In our Phase 2 trial, women who met the entry criteria for ROSELLA and who received relacorilant intermittently experienced significantly improved PFS (median: 7.3 months versus 3.7 months, hazard ratio: 0.40; p-value: 0.005) and OS (median: 17.9 months versus 12.6 months, hazard ratio: 0.38; p-value: 0.011) relative to patients in the comparator arm. The patients in the intermittent arm also experienced a significant improvement in DoR relative to those in the comparator arm (median: 5.6 months versus 3.1 months, hazard ratio: 0.29; p-value: 0.016).
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

Relacorilant in Patients with Prostate Cancer. Androgen deprivation is the standard treatment for prostate cancer because androgens stimulate prostate tumor growth. Tumors often escape androgen deprivation therapy when cortisol’s activity at the GR stimulates tumor growth. Combining a cortisol modulator with an androgen modulator may block this escape route. Our collaborators at the University of Chicago plan to initiate a randomized, placebo-controlled Phase 2 trial of relacorilant plus enzalutamide in patients with prostate cancer, pre-prostatectomy in the third quarter of 2023. We are providing relacorilant and placebo for the study and have licensed patents covering the use of relacorilant combined with anticancer agents such as enzalutamide in the treatment of patients with this indication.
Amyotrophic Lateral Sclerosis (“ALS”)
ALS, also known as Lou Gehrig’s disease, is a devastating neuromuscular illness. Our selective cortisol modulator dazucorilant improved motor performance and reduced neuroinflammation and muscular atrophy in animal models of ALS. Following these compelling results, we initiated a Phase 2 trial of dazucorilant (the “DAZALS” trial) in patients with ALS in October 2022. DAZALS has a planned enrollment of 198 patients, randomized 1:1:1 to receive either 150 mg or 300 mg of dazucorilant or placebo daily for 24 weeks. The primary endpoint is the difference between dazucorilant and placebo demonstrated by patients on the ALS Functional Rating Scale-Revised (ALSFRS-R).
Metabolic Diseases
Liver Disease. Nonalcoholic steatohepatitis (“NASH”) is an advanced form of nonalcoholic fatty liver disease that afflicts millions of patients and is a leading cause of liver-related mortality. In April 2021, we suspended our Phase 2a trial of our selective cortisol modulator miricorilant as a potential treatment for NASH after four of the five patients who received miricorilant exhibited both elevated liver enzymes and large, rapid reductions in liver fat. Liver enzyme levels in all affected patients returned to baseline or below baseline (i.e., to healthier levels) after miricorilant was withdrawn. Our Phase 1b study has identified a dosing regimen that effectively reduced liver fat, improved liver health and key metabolic and lipid measures and was well-tolerated. We plan to start a Phase 2b trial in the fourth quarter of 2023.
Antipsychotic-Induced Weight Gain (“AIWG”).
In the United States, six million people take antipsychotic medications such as olanzapine and risperidone to treat illnesses such as schizophrenia, bipolar disorder and depression. While these drugs are very effective, they often cause rapid and sustained weight gain, other metabolic disturbances and, ultimately, cardiovascular disease. Patients taking these medications experience a 10 to 25-year reduction in life expectancy, due largely to increased cardiovascular events, such as heart attacks and strokes. Patients in our two double-blind, placebo-controlled, Phase 2 trials of miricorilant with already existing weight gain stimulated by anti-psychotic medication (GRATITUDE and GRATITUDE II) did not have a reduction in weight. However, multiply replicated pre-clinical study results as well as the results of our double-blind, placebo-controlled trial in healthy subjects (published in the Journal of Clinical Psychopharmacology (Hunt et al., 2021)) suggest that miricorilant may significantly prevent weight gain caused by the administration of olanzapine. Accordingly, we plan to start a Phase 1 trial in the fourth quarter of 2023 to further study miricorilant’s potential to prevent AIWG.
COVID-19 Pandemic
Public health restrictions put in place to reduce the impact of the global COVID-19 pandemic, as well as measures voluntarily undertaken by patients, physicians, hospitals and medical clinics, reduced our revenue growth and made it difficult to grow our Korlym business.
The pandemic’s impact on the pace of our clinical development programs was variable. Some of our trials of indications not considered immediately life-threatening, such as Cushing’s syndrome, experienced slower enrollment. In addition, some clinical sites reduced the frequency with which physicians were able to examine study participants. Our trials in patients with immediately life-threatening diseases, such as our Phase 2 trial in women with platinum-resistant ovarian cancer, did not encounter delays.
Although the impact of COVID-19 on our business is now significantly reduced, some physicians and hospitals continue to limit interactions with outside third-parties, including our clinical specialists and medical science liaisons, which makes growing our business more difficult.
Inflation Reduction Act of 2022
The Inflation Reduction Act of 2022 (“IRA”) was enacted on August 16, 2022. The IRA includes provisions requiring manufacturers to pay a rebate to the Centers for Medicare & Medicaid Services (“CMS”) if the price of a Medicare Part B or Part D drug increases faster than the rate of inflation. Beginning in 2025, the IRA will also shift a significant portion of the Medicare beneficiary costs currently borne by the government and beneficiaries to manufacturers. We anticipate that this provision will significantly limit the revenue Corcept receives from Medicare patients and may materially reduce our profits. The IRA also permits CMS to negotiate prices for certain high-expenditure Medicare Part B or Part D drugs, imposes a one percent excise tax on certain share repurchases and introduces a 15 percent corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The CAMT will be effective for us beginning on January 1, 2024. We do not expect the CAMT to have a significant effect on our consolidated financial statements.
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
Net product revenue was $117.7 million and $223.4 million for the three and six months ended June 30, 2023, respectively, compared to $103.4 million and $197.1 million for the comparable periods in 2022. Higher sales volumes accounted for 33.3 percent and 37.7 percent of the increases in the three and six months ended June 30, 2023, respectively, with the remaining growth due to a price increase effective January 1, 2023.
Cost of sales – Cost of sales includes the cost of the active pharmaceutical ingredient (“API”), tableting, packaging, personnel, overhead, stability testing and distribution.
Cost of sales was $1.6 million and $3.0 million for the three and six months ended June 30, 2023, respectively, compared to $1.3 million and $2.6 million for the comparable periods in 2022. Cost of sales as a percentage of revenue was 1.3 percent for each of the three and six months ended June 30, 2023 and 2022.
Research and development expense – Research and development expense includes the cost of (1) recruiting and compensating development personnel, (2) clinical trials, (3) drug product and preclinical studies in support of clinical trials and regulatory submissions, (4) discovery research and (5) the development of drug formulations and manufacturing processes.
Research and development expense was $43.3 million and $84.1 million for the three and six months ended June 30, 2023, respectively, compared to $32.8 million and $60.9 million for the comparable periods in 2022. The increases were primarily due to increased spending on the advancement of our development programs and employee compensation expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Clinical development programs:
Oncology	$9,182	$3,807	$16,432	$7,630
Cushing’s syndrome	7,793	9,084	18,767	16,191
Metabolic diseases	9,303	5,764	16,475	11,141
Pre-clinical and early-stage selective cortisol modulators	8,259	5,811	15,723	11,117
Unallocated activities, including manufacturing and regulatory activities	5,079	5,173	9,586	8,309
Stock-based compensation	3,661	3,186	7,145	6,557
Total research and development expense	$43,277	$32,825	$84,128	$60,945
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
Selling, general and administrative expense was $43.3 million and $91.8 million for the three and six months ended June 30, 2023, respectively, compared to $37.8 million and $75.4 million for the comparable periods in 2022. The increases were primarily due to increased employee compensation expenses and sales and marketing activities.
We expect our selling, general and administrative expense to be higher in 2023 than in 2022 due to increased commercial and administrative activities, including litigation and administrative support for increased research and development and marketing efforts.
Interest and other income - Interest and other income was $3.3 million and $6.9 million for the three and six months ended June 30, 2023, respectively, compared to $0.6 million and $0.7 million for the comparable periods in 2022. The increases were due to market-wide increases in interest rates.
Income tax expense - Income tax expense was $5.4 million and $8.0 million for the three and six months ended June 30, 2023, respectively, compared to income tax expense of $4.7 million and $8.7 million for the comparable periods in 2022. The increase during the three months ended June 30, 2023 was primarily due to decreased stock based compensation deductions compared to the comparable period in 2022. The decrease in income tax expense during the six months ended June 30, 2023 was primarily due to decreased income before income taxes compared to the comparable period in 2022.
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
As of June 30, 2023, we had cash, cash equivalents and marketable securities of $363.3 million, consisting of cash and cash equivalents of $172.4 million and marketable securities of $190.9 million, compared to cash, cash equivalents and marketable securities of $436.6 million, consisting of cash and cash equivalents of $66.3 million and marketable securities of $370.3 million as of December 31, 2022.
The cash in our bank accounts and our marketable securities could be reduced or our access to them restricted if the financial institutions holding them were to fail or severely adverse conditions were to arise in the markets for public or private debt securities. We have never experienced a material lack of access to cash or material realized losses.
Net cash provided by operating activities was $68.2 million for the six months ended June 30, 2023, compared to $53.3 million for the comparable period in 2022. This increase was primarily due to higher revenue.
Net cash provided by investing activities was $183.4 million for the six months ended June 30, 2023, compared to net cash used by investing activities of $92.3 million for the comparable period in 2022. The increase was primarily due to allocation of cash proceeds from maturities of marketable securities towards cash equivalents in anticipation of the closing of our tender offer in April 2023.
Net cash used in financing activities was $145.6 million for the six months ended June 30, 2023, compared to $3.3 million for the comparable period in 2022. In the six months ended June 30, 2023, we spent $148.5 million acquiring shares of our common stock, comprised of $145.4 million pursuant to our tender offer, $2.6 million acquiring shares of our common stock in connection with the net exercise of employee and director stock options and $0.4 million to satisfy tax withholding requirements from vesting of restricted stock grants), offset by $2.3 million received in connection with our ESPP and $0.6 million net cash received from the exercise of stock options. In the comparable period in 2022, we spent $5.2 million acquiring shares of our common stock in connection with the net exercise of employee and director stock options, offset by $1.9 million received from the exercise of stock options.
As of June 30, 2023, we had retained earnings of $339.8 million.

Contractual Obligations and Commitments
Our contractual payment obligations and purchase commitments are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. Our payment obligations and purchase commitments did not change materially during the six months ended June 30, 2023. See Note 4 to our Unaudited Condensed Consolidated Financial Statements for more information regarding our purchase commitments.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks as of June 30, 2023 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. The market risks associated with our cash, cash equivalents and marketable securities, which consist entirely of debt instruments with original maturities of less than 24 months did not change materially during the six months ended June 30, 2023.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. As of June 30, 2023, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure at the reasonable assurance level.
Changes in internal control over financial reporting. Our Chief Financial Officer and other members of management evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2023 and concluded that there was no change during the quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On December 7, 2022, we entered into an agreement with Hikma resolving this litigation. Pursuant to the agreement, we have granted Hikma the right to sell a generic version of Korlym in the United States beginning October 1, 2034 or earlier under circumstances customary for settlement agreements of this type. As required by law, we submitted the settlement agreement to the United States Federal Trade Commission and the United States Department of Justice for review.
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
In September 2019, a purported shareholder derivative complaint was filed in the United States District Court for the District of Delaware by Lauren Williams, captioned Lauren Williams v. G. Leonard Baker, et al., Civil Action No. 1:19-

cv-01830. The complaint named our board of directors, Chief Executive Officer and current Chief Business Officer as defendants, and us as nominal defendant. The complaint alleges breach of fiduciary duty, violation of Section 14(a) of the Exchange Act, insider selling, misappropriation of insider information and waste of corporate assets and seeks damages in an amount to be proved at trial. In October 2019, this action was stayed pending a resolution of our motions to dismiss the Melucci litigation. In December 2020, the case was further stayed pending a resolution of our motion to dismiss the third amended complaint in the Melucci litigation. In September 2021, the case was further stayed pending a resolution of the Melucci litigation.
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
The marketing exclusivity provided by Korlym’s orphan drug designation expired in February 2019, which means other companies may now seek to introduce generic equivalents of Korlym for Korlym’s approved indication, provided such parties receive United States Food and Drug Administration (“FDA”) approval and can show that they would not infringe our applicable patents or that those patents are invalid or unenforceable. If our patents are successfully challenged and a generic version of Korlym becomes available, our sales of Korlym tablets and their price could decline rapidly and significantly, which would reduce our revenue and materially harm our results of operations and financial position. Competition from a generic version of Korlym may also cause our revenue to be materially less than the public guidance we have provided, which would likely cause the price of our common stock to decline.
Legal action to enforce or defend intellectual property rights is complex, costly and involves significant commitments of management time. There can be no assurance of a successful outcome. We have sued Teva Pharmaceuticals USA, Inc. (“Teva”) in Federal District Court with respect to their proposed generic versions of Korlym. In November 2020, the PTAB ruled against Teva in a challenge Teva had brought to one of our patents, a ruling which the Federal Circuit Court of Appeals has affirmed. We had also sued Sun Pharmaceutical Industries Limited (“Sun”) and Hikma Pharmaceuticals USA Inc. (“Hikma”) with respect to their proposed generic version of Korlym, although we settled those lawsuits in June 2021 and December 2022, respectively. The terms of our settlement with Sun and Hikma are subject to customary review by the Federal Trade Commission and Department of Justice. Please see “Part II, Item 1, Legal Proceedings.” Because Teva has received FDA approval, Teva may choose to begin marketing its generic product at any time, notwithstanding our ongoing litigation. We would seek a court order stopping such a course of action, but even if we were to prevail and Teva were to withdraw its product and pay us damages the temporary availability of a generic version of Korlym might materially harm our results of operations and financial condition.
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
In the United States, there have been and continue to be legislative initiatives to contain healthcare costs. The Patient Protection and Affordable Care Act (“ACA”) which was passed in 2010, substantially changed the way health care is financed by both governmental and private insurers. The IRA introduced some of the most significant changes to Medicare payment for prescription drugs since the ACA. Among its many provisions, the IRA requires the Secretary of the U.S. Department of Health and Human Services (“HHS”) to negotiate Medicare prices for selected drugs and biologicals, including both physician-administered products covered under Medicare’s Part B benefit and self-administered drugs covered under the Part D benefit. Each year, the Secretary will select for price negotiation a specified number of negotiation-eligible drugs with the highest total Part B or D expenditures over a preceding 12-month period. To be eligible for price negotiation a drug must have been on the market for at least seven years without generic competition. Orphan drugs indicated for only one rare disease or condition and drugs with less than $200 million in annual Medicare expenditures are exempt from the negotiation program. For the first two years of the program, 2026 and 2027, only Part D drugs are eligible. The Secretary will publish the negotiated price, known as the “Maximum Fair Price” (“MFP”), for each of the selected products. Manufacturers of selected drugs would be required to offer the drug for Medicare recipients at the MFP. Manufacturers who fail to negotiate or offer the MFP can face significant civil money penalties or excise tax liability on sales of that drug. Depending on the share of Medicare spending each year that is attributed to Korlym or any other drug candidate that we develop and whether or not those drugs become eligible for Medicare negotiation, those drugs and our revenue may be adversely impacted by this provision.
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
We make grants to independent charitable foundations that help financially needy patients with their premium, co-pay, and co-insurance obligations with respect to their Cushing's syndrome treatment, whether that treatment includes Korlym or not. There has been enhanced scrutiny of company-sponsored patient assistance programs, including insurance premium and co-pay assistance programs and donations to third-party charities that provide such assistance. As a result of this scrutiny, these assistance programs and charities may decide to reduce or eliminate entirely the assistance they provide to patients, which could restrict or otherwise negatively affect these patient support programs and result in fewer patients receiving the financial support they need to cover the cost of their Cushing’s syndrome care, including the cost of medication, which may include Korlym.
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
In the event any of our vendors fails to perform its contractual obligations to us or is materially impaired in its performance, we may experience disruptions and delays in our supply chain and our ability to deliver Korlym to patients, which would adversely affect our business, results of operations and financial position.
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

Natural disasters, such as earthquakes, fires, extreme weather events or widespread outbreaks of a deadly disease such as COVID-19, could disrupt our commercial and clinical activities or damage or destroy clinical trial sites, our office spaces, the residences of our employees or the facilities or residences of our vendors, contractors or consultants, which could significantly harm our operations.

A resurgence of COVID-19 or the widespread occurrence of another deadly illness could adversely affect our business, operations and financial results. The COVID-19 pandemic made it difficult to grow our commercial business and slowed the pace of our clinical trials activities.
We are also vulnerable to natural disasters, including earthquakes, fires, hurricanes, floods, blizzards and the extended periods of extreme heat, cold and precipitation made more frequent and severe by global warming. For example, our headquarters are in the San Francisco Bay Area, which experiences earthquakes, wildfires and flooding. Our specialty pharmacy, tablet manufacturers and warehouses are in areas subject to hurricanes and tornadoes. All our activities, as well as the activities of our vendors, consultants, clinical investigators, patients, physicians and regulators, are subject to the risks posed by global warming.
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
•slow patient enrollment or delayed activation of clinical trial sites;
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
Our ability to physically inspect our vendors and clinical sites was limited by COVID-19 pandemic-related and associated public health restrictions, which increased the risk that failures to meet applicable requirements went undetected.
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
We cannot assure investors that a liquid trading market for our common stock will exist at any particular time. As a result, holders of our common stock may not be able to sell shares quickly or at the current market price. During the 52-week period ended July 26, 2023, our average daily trading volume was approximately 683,070 shares and the intra-day sales prices per share of our common stock on The Nasdaq Stock Market ranged from $17.86 to $30.14. As of July 26, 2023, our officers, directors and principal stockholders beneficially owned approximately 20 percent of our common stock.
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
•disputes or other developments relating to our intellectual property, including developments in Abbreviated New Drug Application litigation;
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
We and our partners are subject to federal, state and foreign laws and regulations concerning data privacy and security, including Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the EU General Data Protection Regulation (the “GDPR”). These and other regulatory frameworks are evolving rapidly as new rules are enacted and existing ones updated and made more stringent.
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
We store valuable confidential information relating to our business, patients and employees on our computer networks and on the networks of our vendors. In addition, we rely heavily on internet technology, including video conference, teleconference and file-sharing services, to conduct business. Despite our security measures, our networks and the networks of our vendors are at risk of break-ins, installation of malware or ransomware, denial-of-service attacks, data theft and other forms of malfeasance by persons seeking to commit fraud or theft, which could result in unauthorized access to, and/or misuse of, our clinical data or other confidential information, including confidential information relating to our patients or employees. We may continue to increase our cybersecurity risks, due to our reliance on internet technology and the number of our employees that are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities.

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
New laws and regulations, as well as changes to existing laws and regulations, including statutes and regulations concerning taxes and the development, approval, marketing and pricing of medications, the provisions of the ACA requiring the reporting of aggregate spending related to health care professionals, the provisions of the Sarbanes-Oxley Act of 2002, the Dodd Frank Act of 2010 and rules adopted by the Securities and Exchange Commission and by The Nasdaq Stock Market have and will likely continue to increase our cost of doing business and divert management’s attention from revenue-generating activities.
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
As of July 26, 2023, our officers and directors beneficially owned approximately 20 percent of our common stock. Acting together, these stockholders could significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling stockholders.
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

Issuer Purchases of Equity Securities
The following table contains information relating to the purchases of our common stock in the three months ended June 30, 2023 as part of a publicly announced tender offer (in thousands, except average price per share):

Fiscal Period	Total Number of Shares Purchased	Average Price Per Share	Dollar Amount of Shares Purchased Under the Tender Offer(1)

April 1, 2023 to April 30, 2023	6,610	$22.00	$145,428
May 1, 2023 to May 31, 2023	—	—	—
June 1, 2023 to June 30, 2023	—	—	—
Total	6,610	$22.00	$145,428
(1) On March 6, 2023, we announced a tender offer to purchase up to 7.5 million shares of our common stock. The tender offer commenced on that date and expired on March 31, 2023. On April 5, 2023, we repurchased 6.6 million shares through the tender offer at a price of $22.00 per share for an aggregate purchase price of $145.4 million
The following table contains information relating to the purchases of our common stock in the three months ended June 30, 2023 as part of the cashless net exercises of stock options (in thousands, except average price per share):

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Purchase Price of Shares(2)

April 1, 2023 to April 30, 2023	13	$22.58	$304
May 1, 2023 to May 31, 2023	167	24.03	4,005
June 1, 2023 to June 30, 2023	22	23.44	514
Total	202	$23.87	$4,823
(1) In April 2023, we issued 17,500 shares of common stock as part of a net-share settlement of a cashless option exercise, of which 13,461 shares were surrendered to us in satisfaction of related exercise cost and tax obligations. In May 2023, we issued 310,401 shares of common stock as part of a net-share settlement of a cashless option exercise, of which 166,673 shares were surrendered to us. In June 2023, we issued 46,199 shares of common stock as part of a net-share settlement of a cashless option exercise, of which 21,906 shares were surrendered to us.
(2) We paid $1.5 million to satisfy the tax withholding obligations associated with the net-share settlement of these cashless option exercises.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
Insider Trading Arrangements
During the quarter ended June 30, 2023, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted Rule 10b5-1 trading arrangements that are intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended. Instructions or written plans for the purchase or sale of our securities are set forth in the table below.

Name and Position	Action	Adoption/ Termination Date (1)	Total Shares of Common Stock to be Sold	Expiration Date

Dan Swisher, Board of Director	Adoption	5/8/2023	Up to 25,000	8/8/2024
J.D. Lyon, Chief Accounting Officer	Adoption	5/8/2023	Up to 60,000	7/31/2024
Sean Maduck, President, Corcept Endocrinology	Adoption	6/20/2023	Up to 225,000	5/31/2024
(1) Each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Document
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 24, 2023.
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on February 13, 2017).
10.1†	Form of 2012 Incentive Award Plan Restricted Stock Unit Grant Notice and Agreement
10.2†	Form of 2012 Incentive Award Plan Restricted Stock Award Grant Notice and Agreement
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Atabak Mokari, Chief Financial Officer of the registrant.
32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.
32.2	18 U.S.C. Section 1350 Certifications of Atabak Mokari, Chief Financial Officer of the registrant.
101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, (ii) Unaudited Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2023 and 2022, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2023 and 2022, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2023 and 2022, (v) Unaudited Condensed Consolidated Statement of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

†	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date:	August 2, 2023	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D.
Chief Executive Officer

Date:	August 2, 2023	/s/Atabak Mokari
Atabak Mokari
Chief Financial Officer

Date:	August 2, 2023	/s/Joseph D. Lyon
Joseph D. Lyon
Chief Accounting Officer