Form 10-Q
period 2023-09-30
CORCEPT THERAPEUTICS INC
filed 2023-11-01
CIK 1088856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On October 25, 2023, there were 103,081,357 shares of common stock outstanding at a par value of $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2023	December 31, 2022
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$111,800	$66,329
Short-term marketable securities	243,425	365,343
Trade receivables, net of allowances	34,626	31,057
Insurance recovery receivable related to Melucci litigation (Note 4)	14,000	14,000
Inventory	7,513	6,100
Prepaid expenses and other current assets	20,163	16,424
Total current assets	431,527	499,253
Strategic inventory	8,752	10,931
Operating lease right-of-use asset	178	1,143
Property and equipment, net	302	633
Long-term marketable securities	59,621	4,947
Other assets	6,540	5,058
Deferred tax assets, net	87,102	61,465
Total assets	$594,022	$583,430
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,710	$11,976
Accrued research and development expenses	21,305	14,573
Accrued and other liabilities	69,633	30,799
Accrued settlement related to Melucci litigation (Note 4)	14,000	14,000
Short-term operating lease liability	225	1,143
Total current liabilities	121,873	72,491
Long-term accrued income taxes payable	10,470	9,097
Total liabilities	132,343	81,588
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock	—	—
Common stock	133	131
Treasury stock	(631,788)	(456,148)
Additional paid-in capital	722,397	662,342
Accumulated other comprehensive loss	(234)	(869)
Retained earnings	371,171	296,386
Total stockholders’ equity	461,679	501,842
Total liabilities and stockholders’ equity	$594,022	$583,430
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product revenue, net	$123,601	$101,728	$346,970	$298,802
Operating expenses:
Cost of sales	1,645	1,339	4,604	3,905
Research and development	45,517	33,292	129,646	94,237
Selling, general and administrative	45,262	35,163	137,107	110,525
Total operating expenses	92,424	69,794	271,357	208,667
Income from operations	31,177	31,934	75,613	90,135
Interest and other income	5,208	1,070	12,135	1,780
Income before income taxes	36,385	33,004	87,748	91,915
Income tax (expense) benefit	(5,007)	1,604	(12,963)	(7,098)
Net income	31,378	34,608	74,785	84,817

Net income attributable to common stockholders	31,172	34,550	74,353	84,755

Basic net income per common share	$0.31	$0.32	$0.72	$0.80

Diluted net income per common share	$0.28	$0.30	$0.66	$0.73

Weighted-average shares outstanding used in computing net income per common share
Basic	102,014	107,125	103,933	106,479
Diluted	111,099	116,620	112,054	115,818
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$31,378	$34,608	$74,785	$84,817
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments, net of tax effect of $31, $(23), $(184) and $449, respectively	(95)	74	586	(1,415)
Foreign currency translation (loss) gain, net of tax	(184)	(314)	49	(739)
Total comprehensive income	$31,099	$34,368	$75,420	$82,663
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$74,785	$84,817
Adjustments to reconcile net income to net cash provided by operations:
Stock-based compensation	35,875	31,921
(Accretion) amortization of interest income	(5,933)	2,121
Depreciation and amortization of property and equipment	470	599
Deferred income taxes	(25,821)	(29,438)
Non-cash amortization of right-of-use asset	1,262	1,623
Changes in operating assets and liabilities:
Trade receivables	(3,569)	(1,789)
Inventory	936	1,074
Prepaid expenses and other assets	(5,221)	(12,363)
Accounts payable	4,783	515
Accrued research and development expenses	6,732	1,329
Accrued and other liabilities	36,695	1,747
Long-term accrued income taxes	1,373	6,414
Operating lease liability	(1,215)	(1,635)
Net cash provided by operating activities	121,152	86,935
Cash flows from investing activities:
Purchases of property and equipment	(139)	(382)
Proceeds from maturities of marketable securities	372,793	161,718
Purchases of marketable securities	(298,846)	(258,422)
Net cash provided by (used in) investing activities	73,808	(97,086)
Cash flows from financing activities:
Proceeds from issuance of common stock under our incentive award plan, net of issuance costs	4,050	3,596
Repurchase of common stock in connection with Tender Offer	(145,428)	—
Cash paid to satisfy statutory withholding requirement for net settlement of cashless option exercises and vesting of restricted stock grants	(8,111)	(20,819)
Net cash used in financing activities	(149,489)	(17,223)
Net increase (decrease) in cash and cash equivalents	45,471	(27,374)
Cash and cash equivalents, at beginning of period	66,329	77,617
Cash and cash equivalents, at end of period	$111,800	$50,243

Supplemental disclosure:
Exercise cost of shares repurchased for net settlement of cashless option exercises	$22,199	$21,975
Recognition of right-of-use asset and lease liability	$297	$2,816
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	107,835	$131	$662,342	$(456,148)	$(869)	$296,386	$501,842
Issuance of common stock under incentive award plan	618	—	6,540	—	—	—	6,540
Shares purchased to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(297)	—	—	(6,359)	—	—	(6,359)
Stock-based compensation	—	—	10,966	—	—	—	10,966
Other comprehensive income, net of tax	—	—	—	—	716	—	716
Net income	—	—	—	—	—	15,879	15,879
Balance at March 31, 2023	108,156	$131	$679,848	$(462,507)	$(153)	$312,265	$529,584
Issuance of common stock under incentive award plan	1,168	1	4,496	—	—	—	4,497
Shares purchased to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(202)	—	—	(4,823)	—	—	(4,823)
Repurchase of common stock in connection with Tender Offer	(6,610)	—	—	(145,428)	—	—	(145,428)
Excise tax related to net share repurchases	—	—	—	(1,316)	—	—	(1,316)
Stock-based compensation	—	—	11,374	—	—	—	11,374
Other comprehensive income, net of tax	—	—	—	—	198	—	198
Net income	—	—	—	—	—	27,528	27,528
Balance at June 30, 2023	102,512	$132	$695,718	$(614,074)	$45	$339,793	$421,614
Issuance of common stock under incentive award plan	1,068	1	13,949	—	—	—	13,950
Shares purchased to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(584)	—	—	(17,866)	—	—	(17,866)
Excise tax related to net share repurchases	—	—	—	152	—	—	152
Stock-based compensation	—	—	11,660	—	—	—	11,660
Vesting of RSAs in connection with ESPP	—	—	1,070	—	—	—	1,070
Other comprehensive loss, net of tax	—	—	—	—	(279)	—	(279)
Net income	—	—	—	—	—	31,378	31,378
Balance at September 30, 2023	102,996	$133	$722,397	$(631,788)	$(234)	$371,171	$461,679

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	105,940	$127	$591,349	$(410,411)	$(227)	$194,968	$375,806
Issuance of common stock upon exercise of options	586	1	6,543	—	—	—	6,544
Shares purchased to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(305)	—	—	(7,037)	—	—	(7,037)
Stock-based compensation	—	—	10,825	—	—	—	10,825
Other comprehensive loss, net of tax	—	—	—	—	(1,124)	—	(1,124)
Net income	—	—	—	—	—	22,797	22,797
Balance at March 31, 2022	106,221	$128	$608,717	$(417,448)	$(1,351)	$217,765	$407,811
Issuance of common stock upon exercise of options and vesting of restricted stock	873	—	6,597	—	—	—	6,597
Shares purchased to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(436)	—	—	(9,366)	—	—	(9,366)
Stock-based compensation	—	—	10,662	—	—	—	10,662
Other comprehensive loss, net of tax	—	—	—	—	(790)	—	(790)
Net income	—	—	—	—	—	27,412	27,412
Balance at June 30, 2022	106,658	$128	$625,976	$(426,814)	$(2,141)	$245,177	$442,326
Issuance of common stock under our incentive award plan	1,934	2	12,224	—	—	—	12,226
Shares purchased to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(981)	—	—	(26,187)	—	—	(26,187)
Stock-based compensation	—	—	10,631	—	—	—	10,631
Other comprehensive loss, net of tax	—	—	—	—	(240)	—	(240)
Net income	—	—	—	—	—	34,608	34,608
Balance at September 30, 2022	107,611	$130	$648,831	$(453,001)	$(2,381)	$279,785	$473,364
The accompanying notes are an integral part of these condensed consolidated financial statements

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
Description of Business and Basis of Presentation
Corcept Therapeutics Incorporated (collectively, “Corcept,” the “Company,” “we,” “us,” and “our”) is a commercial-stage pharmaceutical company engaged in the discovery and development of medications to treat severe endocrine, oncology, metabolism and neurology disorders by modulating the effects of the hormone cortisol. In 2012, the United States Food and Drug Administration (“FDA”) approved Korlym®, as a once-daily oral medication for the treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. We have discovered and patented four structurally distinct series of selective cortisol modulators, consisting of more than 1,000 compounds. We are developing compounds from these series as potential treatments for a broad range of serious disorders.
We were incorporated in the State of Delaware in May 1998. Our headquarters are located in Menlo Park, California.
Basis of Presentation
We have prepared the following in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X: (i) condensed consolidated balance sheet as of September 30, 2023 and (ii) condensed consolidated statements of income, comprehensive income and stockholders’ equity for the three- and nine-month periods ended September 30, 2023 and 2022 and (iii) condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2023 and 2022. These do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (which in the applicable periods consist only of normal, recurring adjustments) have been included. Operating results for the three- and nine-month periods ended September 30, 2023 are not necessarily indicative of the results for the remainder of 2023 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K. The December 31, 2022 balance sheet was derived from audited financial statements at that date.
There have been no material changes to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2022.
2. Composition of Certain Balance Sheet Items
Inventory

	September 30, 2023	December 31, 2022

	(in thousands)
Work in progress	$8,743	$7,827
Finished goods	7,522	9,204
Total inventory	16,265	17,031
Less strategic inventory classified as non-current	(8,752)	(10,931)
Total inventory classified as current	$7,513	$6,100
Because we rely on a single manufacturer to produce Korlym’s active pharmaceutical ingredient (“API”), we have purchased and hold significant quantities of API, included in work in progress inventory. We classify inventory we do not expect to sell within 12 months of the balance sheet date as “strategic inventory,” a non-current asset.

Accrued and other liabilities

	September 30, 2023	December 31, 2022

	(in thousands)
Income taxes payable	$30,037	$89
Accrued compensation	18,424	15,511
Government rebates	14,546	11,098
Legal fees	2,501	2,673
Accrued selling and marketing costs	1,491	434
Excise tax payable	1,164	—
Professional fees	547	211
Other	923	783
Total accrued and other liabilities	$69,633	$30,799
3. Available-for-Sale Securities and Fair Value Measurements
The available-for-sale securities in our condensed consolidated balance sheets are as follows:

	September 30, 2023	December 31, 2022

	(in thousands)
Cash equivalents	$45,957	$36,380
Short-term marketable securities	243,425	365,343
Long-term marketable securities	59,621	4,947
Total marketable securities	$349,003	$406,670
The following table presents our available-for-sale securities grouped by asset type:

	Fair Value Hierarchy Level	September 30, 2023				December 31, 2022
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

		(in thousands)
Corporate bonds	Level 2	$119,445	$5	$(131)	$119,319	$151,069	$—	$(625)	$150,444
Commercial paper	Level 2	74,208	—	—	74,208	136,132	—	—	136,132
U.S. government agency securities	Level 2	10,951	—	(4)	10,947	25,113	23	—	25,136
Asset-backed securities	Level 2	—	—	—	—	185	—	—	185
U.S. Treasury securities	Level 1	98,601	3	(32)	98,572	58,536	—	(142)	58,394
Money market funds	Level 1	45,957	—	—	45,957	36,379	—	—	36,379
Total marketable securities		$349,162	$8	$(167)	$349,003	$407,414	$23	$(767)	$406,670
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
We classified accrued interest on our marketable securities of $1.3 million and $1.8 million as of September 30, 2023 and December 31, 2022, respectively, as prepaid and other current assets on our condensed consolidated balance sheets.
As of September 30, 2023, all of our long-term marketable securities had original maturities of no more than 27 months and all of our marketable securities classified as short-term have maturities of less than one year. The weighted-average maturity of our holdings was eight months. None of our marketable securities changed from one fair value hierarchy to another during the three and nine months ended September 30, 2023.
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
On February 8, 2023, we reached an agreement in principle (the “Proposed Settlement”) to resolve all claims in the Melucci litigation. Under the Proposed Settlement, we have agreed to make a one-time payment of $14.0 million, which will be covered in full by our insurers. In connection with the Proposed Settlement, we recorded a settlement expense of $14.0 million and corresponding insurance recovery of $14.0 million in operating expenses on our consolidated statement of income in the fourth quarter of 2022. Accordingly, we recorded an accrued liability of $14.0 million and a corresponding insurance recovery receivable of $14.0 million on our condensed consolidated balance sheet as of September 30, 2023. The Proposed Settlement is subject to the final approval of the Court.
No losses and no provision for a loss contingency have been recorded to date. For further information about our ongoing legal matters, see Part II. Item 1, Legal Proceedings.
5. Leases
We lease our office facilities in Menlo Park, California. On April 1, 2023, we signed an amendment to extend our lease through June 30, 2024. As a result of this amendment, we recognized an additional right-of-use asset and corresponding lease liability of $0.3 million in the three months ended September 30, 2023. The right-of-use asset and lease liability recognized equals the present value of the remaining payments due under our amended lease.
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
Operating lease expense for the three and nine months ended September 30, 2023 was $0.6 million and $1.8 million, respectively, compared to $0.6 million and $1.7 million, respectively, for the comparable periods in 2022.
Our right-of-use assets and related lease liabilities were as follows (in thousands, except weighted average amounts):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cash paid for operating lease liabilities	$617	$578	$1,774	$1,687
Right-of-use assets obtained in connection with new operating lease obligations	$297	$—	$297	$2,816
Weighted-average remaining lease term			9 months	9 months
Weighted-average discount rate			8.0%	4.0%
As of September 30, 2023, future minimum lease payments under non-cancelable capitalized operating leases were as follows (in thousands):

2023 (remainder)	$77
2024	155
Total operating lease payments	232
Less imputed interest	(7)
Present value of operating lease liabilities	$225
As of September 30, 2023, future minimum lease payments under non-cancellable short-term leases were $0.5 million for the remainder of 2023 and $1.1 million for 2024. We do not recognize right-of-use assets or lease liabilities for leases with a term of twelve months or less, rather, we recognize the associated lease payments in the condensed consolidated statements of income on a straight-line basis over the lease term.
6. Stockholders’ Equity
Treasury Stock
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
We recorded purchased shares as treasury stock on our condensed consolidated balance sheets at cost. As of September 30, 2023 and December 31, 2022, we had 30.8 million and 23.1 million treasury shares outstanding, respectively.
Incentive Award Plan
We have one stock option plan – the Corcept Therapeutics Incorporated 2012 Incentive Award Plan (the “2012 Plan”).
Stock Options
During the three and nine months ended September 30, 2023, we issued 1.0 million and 2.0 million, respectively, shares of our common stock upon the exercise of stock options. Some option holders exercised their options on a “net exercise” basis, pursuant to which they surrendered to us, and we purchased from them, at the then current market price, shares equal in value to the associated exercise price and tax withholding obligations. During the three and nine months ended September 30, 2023, we purchased 0.6 million and 1.1 million shares, respectively, in connection with such option net exercises and paid $4.2 million and $6.8 million, respectively, to satisfy associated tax withholding obligations.
During the three and nine months ended September 30, 2022, we issued 1.9 million and 3.3 million, respectively, shares of our common stock upon the exercise of stock options. During the three and nine months ended September 30, 2022, we purchased 1.0 million and 1.7 million shares, respectively, in connection with option net exercises and paid $15.4 million and $20.6 million, respectively, to satisfy associated tax withholding obligations.
Restricted Stock Units (“RSUs”)
During the nine months ended September 30, 2022, we granted employees 0.2 million RSUs with a weighted-average grant date fair value of $19.34 per share. No RSUs were granted during the three and nine months ended September 30, 2023.

Restricted Stock Awards (“RSAs”)
During the three and nine months ended September 30, 2023, we granted employees 0.1 million and 0.5 million RSAs, respectively, with a weighted-average grant date fair value of $26.96 and $23.26 per share, respectively. During the three and nine months ended September 30, 2022, we granted employees 0.2 million and 0.3 million RSAs with a weighted-average grant date fair value of $26.19 and $25.20 per share, respectively. RSAs include voting and dividend rights and are therefore “participating” shares for the purpose of calculating basic and diluted net income per share. See “Note 7” below.
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
During the three and nine months ended September 30, 2023, we issued less than 0.1 million and 0.1 million shares, respectively, of our common stock in connection with our ESPP. During the three and nine months ended September 30, 2022, we issued less than 0.1 million shares of our common stock in connection with our ESPP. As of September 30, 2023 and December 31, 2022, we recorded a liability of $1.2 million and $0.2 million, respectively, related to RSAs granted in connection with our ESPP in “Accrued and other liabilities” on our condensed consolidated balance sheets.
Stock-based Compensation
Stock-based compensation expense associated with stock options and awards of restricted stock is measured at the grant date based on the fair value of the award, and is recognized, net of forfeitures, as expense over the remaining requisite service period on a straight-line basis.
We value restricted stock at the closing market price of our common stock on the date of grant.
The following table summarizes our stock-based compensation by account:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Stock-based compensation capitalized in inventory	$44	$77	$170	$197
Cost of sales	11	19	43	49
Research and development	4,023	3,149	11,169	9,706
Selling, general and administrative	8,841	7,386	24,663	22,166
Total stock-based compensation	$12,919	$10,631	$36,045	$32,118

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
The following table shows the computation of net income per share for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands, except per share amounts)
Numerator:
Net income attributable to common stockholders	$31,172	$34,550	$74,353	$84,755
Denominator:
Weighted-average shares used to compute basic net income per common share	102,014	107,125	103,933	106,479
Dilutive effect of employee stock options and unvested RSUs	9,085	9,495	8,121	9,339
Weighted-average shares used to compute diluted net income per common share	111,099	116,620	112,054	115,818
Net income per share attributable to common stockholders
Basic	$0.31	$0.32	$0.72	$0.80
Diluted	$0.28	$0.30	$0.66	$0.73
As of September 30, 2023, we had 23.3 million stock options, 0.1 million RSUs and 0.7 million RSAs outstanding. As of September 30, 2022, we had 23.5 million stock options, 0.2 million RSUs and 0.2 million RSAs outstanding.
We excluded from the computation of diluted net income per share, on a weighted-average basis, 6.3 million and 9.0 million stock options and unvested RSUs outstanding during the three and nine months ended September 30, 2023, respectively, and 7.5 million and 7.2 million stock options outstanding and unvested RSUs during the three and nine months ended September 30, 2022, respectively, because including them would have reduced dilution.
8. Income Taxes
We recorded income tax expense of $5.0 million and $13.0 million for the three and nine months ended September 30, 2023, respectively, as compared to an income tax benefit of $1.6 million and an income tax expense of $7.1 million for the three and nine months ended September 30, 2022, respectively. The increases in income tax expense during the three months and nine months ended September 30, 2023 were primarily due to decreased stock compensation deductions compared to the corresponding periods in 2022.
Our effective tax rate differs from the federal statutory rate due to state income taxes and the non-deductible portion of our stock-based compensation, which increased our tax expense, offset by research and development tax credits and the excess tax deduction arising from the stock-based compensation awards, which reduced our taxable income.
During the three and nine months ended September 30, 2023, unrecognized tax benefits increased by $0.7 million and $1.8 million, respectively. As of September 30, 2023, the Company had unrecognized tax benefits of $10.4 million that, if recognized, would affect the Company’s effective tax rate and approximately $2.8 million of unrecognized tax benefits that would not impact the effective tax rate as they would be offset by a corresponding change in valuation allowance.

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
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. Congress has considered legislation that would defer the amortization requirement to later years, but as of September 30, 2023, the requirement has not been modified.
California Disaster Relief
Pursuant to relief provided to certain taxpayers by the Internal Revenue Service and California State Board of Equalization as a result of winter storms in California, we deferred payment of federal and California state tax payments due in 2023 until October 12, 2023.

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
Overview
We are a commercial-stage company engaged in the discovery and development of medications to treat severe endocrine, oncology, metabolism and neurology disorders by modulating the effects of the hormone cortisol. Since 2012, we have marketed Korlym® for the treatment of patients suffering from Cushing’s syndrome. Our portfolio of proprietary selective cortisol modulators consists of four structurally distinct series totaling more than 1,000 compounds.
Cushing’s Syndrome
Korlym. We sell Korlym in the United States, using sales representatives to call on physicians caring for patients with endogenous Cushing’s syndrome (also called “hypercortisolism”). We also have a field-based force of medical science liaisons. We use one specialty pharmacy and one specialty distributor to distribute Korlym and provide logistical support to physicians and patients. Our policy is that no patient with Cushing’s syndrome will be denied access to Korlym for financial reasons. To help us achieve that goal, we fund our own patient support programs and donate money to independent charitable foundations that help patients pay for all aspects of their Cushing’s syndrome care, whether or not that care includes taking Korlym.
Because many people who suffer from Cushing’s syndrome are undiagnosed or inadequately treated, we have developed and continue to refine and expand programs to educate physicians and patients about screening for hypercortisolism and the role Korlym can play in treating patients with the disorder. We have initiated a Phase 4 study (“CATALYST”), to determine the prevalence of Cushing’s syndrome in patients with difficult-to-control diabetes (HbA1c of 7.5 percent or higher) despite receiving standard treatment. In CATALYST’s first phase, up to 1,000 patients will be evaluated. Those found to have Cushing’s syndrome may elect to enter the second phase of the study, in which patients will be randomized to receive either Korlym or placebo for 24 weeks. We expect that data from CATALYST will help physicians better identify patients with Cushing’s syndrome and determine the optimum treatment.
Relacorilant. We are conducting two Phase 3 trials (“GRACE” and “GRADIENT”) of our proprietary, selective cortisol modulator, relacorilant, as a treatment for patients with Cushing’s syndrome. Relacorilant was well-tolerated in its Phase 1 and Phase 2 trials. Patients in the Phase 2 trial exhibited meaningful improvements in glucose control, hypertension, weight, liver function, coagulopathy, cognition, mood, insulin resistance and quality of life measures. Relacorilant shares Korlym’s affinity for the glucocorticoid receptor (“GR”), but, unlike Korlym, has no affinity for the progesterone receptor (“PR”), and so is not the “abortion pill” and does not cause other effects associated with PR affinity, including endometrial thickening and vaginal bleeding. There is no evidence that relacorilant causes hypokalemia (low potassium), a potentially serious condition that is a leading cause of patients stopping treatment with Korlym. Forty-four percent of patients in Korlym’s pivotal trial experienced hypokalemia. Unlike all other medications used to treat Cushing’s syndrome, relacorilant does not prolong the heart’s QT interval, a potentially deadly off-target effect.
In the GRACE trial, each patient receives relacorilant for 22 weeks. Patients who exhibit pre-specified improvements in hypertension and/or glucose metabolism enter a 12-week, double-blind, randomized withdrawal phase, in which half of the patients continue receiving relacorilant and half receive placebo. The trial’s primary endpoint is the rate and degree of relapse of hypertension in patients receiving placebo measured against the rate and degree of relapse of hypertension in those continuing relacorilant. GRACE has enrolled 152 patients at sites in the United States, Canada, Europe and Israel. Enrollment is now complete. If successful, GRACE will provide the basis for a new drug application (“NDA”) for relacorilant as a treatment for patients with any etiology of endogenous Cushing’s syndrome.
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
Retrospective analysis of data from our Phase 2 trial showed that women who met the entry criteria for ROSELLA and who received relacorilant intermittently experienced significantly improved PFS (median: 7.3 months versus 3.7 months, hazard ratio: 0.40; p-value: 0.005) and OS (median: 17.9 months versus 12.6 months, hazard ratio: 0.38; p-value: 0.011) relative to patients in the comparator arm. The patients in the intermittent arm also experienced a significant improvement in DoR relative to those in the comparator arm (median: 5.6 months versus 3.1 months, hazard ratio: 0.29; p-value: 0.016).
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
Relacorilant in Patients with Prostate Cancer. Androgen deprivation is the standard treatment for prostate cancer because androgens stimulate prostate tumor growth. Tumors often escape androgen deprivation therapy when cortisol’s activity at the GR stimulates tumor growth. Combining a cortisol modulator with an androgen modulator may block this escape route. Our collaborators at the University of Chicago have initiated a randomized, placebo-controlled Phase 2 trial of relacorilant plus enzalutamide in patients with prostate cancer, pre-prostatectomy. We are providing relacorilant and placebo for the study and have licensed patents covering the use of relacorilant combined with anticancer agents such as enzalutamide in the treatment of patients with this indication.
Amyotrophic Lateral Sclerosis (“ALS”)
ALS, also known as Lou Gehrig’s disease, is a devastating neuromuscular illness. Our selective cortisol modulator dazucorilant improved motor performance and reduced neuroinflammation and muscular atrophy in animal models of ALS. Following these compelling results, we initiated a Phase 2 trial (“DAZALS”) of dazucorilant in patients with ALS in October 2022. DAZALS has a planned enrollment of 198 patients, randomized 1:1:1 to receive either 150 mg or 300 mg of dazucorilant or placebo daily for 24 weeks. The primary endpoint is the difference between dazucorilant and placebo demonstrated by patients on the ALS Functional Rating Scale-Revised (ALSFRS-R).
Metabolic Diseases
Liver Disease. Nonalcoholic steatohepatitis (“NASH”) is an advanced form of nonalcoholic fatty liver disease that afflicts millions of patients and is a leading cause of liver-related mortality. In April 2021, we suspended our Phase 2a trial of our selective cortisol modulator miricorilant as a potential treatment for NASH after four of the five patients who received miricorilant exhibited both elevated liver enzymes and large, rapid reductions in liver fat. Liver enzyme levels in all affected patients returned to baseline or below baseline (i.e., to healthier levels) after miricorilant was withdrawn. Our Phase 1b study has identified a dosing regimen that effectively reduced liver fat, improved liver health and key metabolic and lipid measures and was well-tolerated. Following these compelling results, we initiated a Phase 2b trial (“MONARCH”) of miricorilant in patients with NASH in October 2023. MONARCH has a planned enrollment of 150 patients, randomized 2:1 to receive either 100 mg of miricorilant twice weekly or placebo for 48 weeks. The primary endpoint is reduction in liver fat, with NASH resolution and fibrosis improvement as key secondary endpoints.
Antipsychotic-Induced Weight Gain (“AIWG”).
In the United States, six million people take antipsychotic medications such as olanzapine and risperidone to treat illnesses such as schizophrenia, bipolar disorder and depression. While these drugs are very effective, they often cause rapid and sustained weight gain, other metabolic disturbances and, ultimately, cardiovascular disease. Patients taking these medications experience a 10 to 25-year reduction in life expectancy, due largely to increased cardiovascular events, such as heart attacks and strokes. Patients in our two double-blind, placebo-controlled, Phase 2 trials (“GRATITUDE” and “GRATITUDE II”) of miricorilant with already existing weight gain stimulated by anti-psychotic medication did not exhibit weight loss. However, multiply replicated pre-clinical study results as well as the results of our double-blind, placebo-controlled trial in healthy subjects (published in the Journal of Clinical Psychopharmacology (Hunt et al., 2021)) suggest that miricorilant may significantly prevent weight gain caused by the administration of olanzapine. In October 2023, we initiated a double-blind, placebo-controlled, Phase 1 trial to further study miricorilant’s potential to prevent AIWG.
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
Although the impact of COVID-19 on our business is now significantly reduced, some physicians and hospitals continue to limit interactions with outside third-parties, including our sales representatives and medical science liaisons, which makes growing our business more difficult.

Inflation Reduction Act of 2022
The Inflation Reduction Act of 2022 (“IRA”) was enacted on August 16, 2022. The IRA includes provisions requiring manufacturers to pay a rebate to the Centers for Medicare & Medicaid Services (“CMS”) if the price of a Medicare Part B or Part D drug increases faster than the rate of inflation. In addition, beginning in 2025, the IRA will also shift a significant portion of the Medicare beneficiary costs currently borne by the government and beneficiaries to manufacturers. We anticipate this provision will significantly limit the revenue we receive from Medicare patients and may materially reduce our profits. The IRA also permits CMS to negotiate prices for certain high-expenditure Medicare Part B or Part D drugs, imposes a one percent excise tax on certain share repurchases and introduces a 15 percent corporate alternative minimum tax on adjusted financial statement income. The alternative minimum tax will become effective for us on January 1, 2024. We do not expect it to significantly affect our consolidated financial statements.
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
Net product revenue was $123.6 million and $347.0 million for the three and nine months ended September 30, 2023, respectively, compared to $101.7 million and $298.8 million for the comparable periods in 2022. Higher sales volumes accounted for 52.3 percent and 44.2 percent of the increases in the three and nine months ended September 30, 2023, respectively, with the remaining growth due to a price increase effective January 1, 2023.
Cost of sales – Cost of sales includes the cost of the active pharmaceutical ingredient (“API”), tableting, packaging, personnel, overhead, stability testing and distribution.
Cost of sales was $1.6 million and $4.6 million for the three and nine months ended September 30, 2023, respectively, compared to $1.3 million and $3.9 million for the comparable periods in 2022. Cost of sales as a percentage of revenue was 1.3 percent for each of the three and nine months ended September 30, 2023, and 1.3 percent for each of the comparable periods in 2022, respectively.
Research and development expense – Research and development expense includes the cost of (1) recruiting and compensating development personnel, (2) clinical trials, (3) manufacturing investigational drug product (4) preclinical studies, (5) drug discovery research and (6) the development of new drug formulations and manufacturing processes.
Research and development expense was $45.5 million and $129.6 million for the three and nine months ended September 30, 2023, respectively, compared to $33.3 million and $94.2 million for the comparable periods in 2022. The increases were primarily due to increased spending on our development programs and employee compensation expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Clinical development programs:
Oncology	$11,493	$5,370	$27,925	$13,000
Cushing’s syndrome	8,980	6,891	27,747	23,082
Metabolic diseases	8,122	6,593	24,597	17,734
Pre-clinical and early-stage selective cortisol modulators	7,871	5,938	23,594	17,055
Unallocated activities, including manufacturing and regulatory activities	5,028	5,351	14,614	13,660
Stock-based compensation	4,023	3,149	11,169	9,706
Total research and development expense	$45,517	$33,292	$129,646	$94,237
It is difficult to predict the timing and cost of development activities, which are subject to many uncertainties and risks, including inconclusive or negative results, slow patient enrollment, adverse side effects and difficulties in the formulation or manufacture of study drugs and lack of drug-candidate efficacy. In addition, clinical development is subject to government oversight and regulations that may change without notice. We expect our research and development expense to be higher in 2023 than in 2022 as we add new clinical trials and our existing trials enroll more patients. Research and development spending in future years will depend on the outcome of our pre-clinical and clinical trials and our development plans.
Selling, general and administrative expense - Selling, general and administrative expense includes (1) compensation of employees, consultants and contractors engaged in commercial and administrative activities, (2) the cost of vendors supporting commercial activities and (3) legal and accounting fees.
Selling, general and administrative expense was $45.3 million and $137.1 million for the three and nine months ended September 30, 2023, respectively, compared to $35.2 million and $110.5 million for the comparable periods in 2022. The increases were primarily due to increased employee compensation expenses and legal fees.
We expect our selling, general and administrative expense to be higher in 2023 than in 2022 due to increased commercial and administrative activities, including litigation and administrative support for increased research and development and marketing efforts.
Interest and other income - Interest and other income was $5.2 million and $12.1 million for the three and nine months ended September 30, 2023, respectively, compared to $1.1 million and $1.8 million for the comparable periods in 2022. The increases were due to market-wide increases in interest rates.
Income tax expense - We recorded an income tax expense of $5.0 million and $13.0 million for the three and nine months ended September 30, 2023, compared to an income tax benefit of $1.6 million and an income tax expense $7.1 million for the comparable period in 2022. The increase in income tax expense during the nine months ended September 30, 2023 was primarily due to decreased stock-based compensation deductions compared to the corresponding periods in 2022.
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
As of September 30, 2023, we had cash, cash equivalents and marketable securities of $414.8 million, consisting of cash and cash equivalents of $111.8 million and marketable securities of $303.0 million, compared to cash, cash equivalents and marketable securities of $436.6 million, consisting of cash and cash equivalents of $66.3 million and marketable securities of $370.3 million as of December 31, 2022.
The cash in our bank accounts and our marketable securities could be reduced or our access to them restricted if the financial institutions holding them were to fail or severely adverse conditions were to arise in the markets for public or private debt securities. We have never experienced a material lack of access to cash or material realized losses.
Net cash provided by operating activities was $121.2 million for the nine months ended September 30, 2023, compared to $86.9 million for the comparable period in 2022. This increase was primarily due to higher revenue.
Net cash provided by investing activities was $73.8 million for the nine months ended September 30, 2023, compared to net cash used by investing activities of $97.1 million for the comparable period in 2022. The increase was primarily due to allocation of cash proceeds from maturities of marketable securities towards cash equivalents in anticipation of the closing of our tender offer in April 2023.
Net cash used in financing activities was $149.5 million for the nine months ended September 30, 2023, compared to $17.2 million for the comparable period in 2022. In the nine months ended September 30, 2023, we spent $153.5 million acquiring shares of our common stock, comprised of $145.4 million pursuant to our tender offer, $6.8 million acquiring shares of our common stock in connection with the net exercise of employee and director stock options and $1.3 million to satisfy tax withholding requirements from vesting of restricted stock grants, offset by $3.0 million received in connection with our ESPP and $1.1 million net cash received from the exercise of stock options. In the comparable period in 2022, we spent $20.8 million acquiring shares of our common stock in connection with the net exercise of employee and director stock options, offset by $3.6 million received from the exercise of stock options.

As of September 30, 2023, we had retained earnings of $371.2 million.
Contractual Obligations and Commitments
Our contractual payment obligations and purchase commitments are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. Our payment obligations and purchase commitments did not change materially during the nine months ended September 30, 2023. See Note 4 to our Unaudited Condensed Consolidated Financial Statements for more information regarding our purchase commitments.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks as of September 30, 2023 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. The market risks associated with our cash, cash equivalents and marketable securities, which consist entirely of debt instruments with original maturities of less than 27 months did not change materially during the nine months ended September 30, 2023.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. As of September 30, 2023, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure at the reasonable assurance level.
Changes in internal control over financial reporting. Our Chief Financial Officer and other members of management evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2023 and concluded that there was no change during the quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Teva Litigation
In February 2018, we received a Paragraph IV Notice Letter advising that Teva Pharmaceuticals USA, Inc. (“Teva”) had submitted an Abbreviated New Drug Application (“ANDA”) to the FDA seeking authorization to manufacture and sell a generic version of Korlym prior to the expiration of patents related to Korlym that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). In March 2018, we filed a lawsuit in the United States District Court for the District of New Jersey (“D.N.J.”) against Teva for infringement of our patents. In August 2020, Teva received final approval from the FDA for its ANDA in accordance with the Hatch-Waxman Act.
In May 2019, Teva submitted to the Patent Trial and Appeal Board (“PTAB”) a petition for post-grant review (“PGR”) of U.S. Patent No. 10,195,214 (the “’214 patent”). The PTAB agreed to initiate the PGR, and, in November 2020, issued a decision upholding the validity of the ’214 patent in its entirety, which decision the Federal Circuit Court of Appeals upheld. This matter is closed.
In D.N.J., the parties completed briefing on cross-motions for summary judgment regarding infringement of the ’214 patent in July 2021. On February 27, 2023, the Court denied both motions without prejudice.
The patents currently at issue are the ʼ214 patent and U.S. Patent No. 10,842,800 (the “’800 patent”). Trial was held from September 26, 2023 through September 28, 2023 before Judge Renee Marie Bumb. Judge Bumb has not issued a verdict.
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
In March 2021, we filed a lawsuit in the United States District Court for the District of New Jersey against Hikma for infringement of the ’214 patent, U.S. Patent No. 10,500,216, the ’800 patent and U.S. Patent Nos. 10,842,801.
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
Summary of Principal Risks
The following bullet points summarize the principal risks we face, each of which could adversely affect our business, operations and financial results. Below, we have arranged these risks by the part of our business they most directly affect. A final group of “general risks” lists risks that affect our business as a whole.
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
Our ability to generate revenue and to fund our commercial operations and development programs is dependent on the sale of Korlym to treat patients with Cushing’s syndrome. Physicians will prescribe Korlym only if they determine that it is preferable to other treatments, even if those treatments are not approved for Cushing’s syndrome. Most physicians are inexperienced diagnosing or caring for patients with Cushing’s syndrome and it can be hard to persuade them to identify appropriate patients and treat them with Korlym.
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
Legal action to enforce or defend intellectual property rights is complex, costly and involves significant commitments of management time. There can be no assurance of a successful outcome. We have sued Teva Pharmaceuticals USA, Inc. (“Teva”) in Federal District Court with respect to their proposed generic versions of Korlym. We had also sued Sun Pharmaceutical Industries Limited (“Sun”) and Hikma Pharmaceuticals USA Inc. (“Hikma”) with respect to their proposed generic version of Korlym, although we settled those lawsuits in June 2021 and December 2022, respectively. The terms of our settlement with Sun and Hikma are subject to customary review by the Federal Trade Commission and Department of Justice. Please see “Part II, Item 1, Legal Proceedings” for additional details. Because Teva has received FDA approval, Teva may choose to begin marketing its generic product at any time, notwithstanding our ongoing litigation. We would seek a court order stopping such a course of action, but even if we were to prevail and Teva were to withdraw its product and pay us damages, the temporary availability of a generic version of Korlym might materially harm our results of operations and financial condition.
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
Beginning in 2025, the IRA will also shift a significant portion of the Medicare beneficiary costs from the government and beneficiaries to manufacturers. We anticipate that this provision will significantly limit the revenue we receive and may materially reduce our revenue and profits.
We make grants to independent charitable foundations that help financially needy patients with their premium, co-pay, and co-insurance obligations with respect to their Cushing's syndrome treatment, whether that treatment includes Korlym or not. There has been enhanced scrutiny of company-sponsored patient assistance programs, including insurance premium and co-pay assistance programs and donations to third-party charities that provide such assistance. As a result of this scrutiny, these assistance programs and charities may decide to reduce or eliminate entirely the assistance they provide to patients, which could result in fewer patients receiving the financial support they need to cover the cost of their Cushing’s syndrome care, including the cost of medication, which may include Korlym.
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
The active ingredient in Korlym, mifepristone, is approved by the FDA in another drug for the termination of early pregnancy. On June 24, 2022, the United States Supreme Court published its decision in the case of Dobbs v. Jackson Women’s Health Organization (“Dobbs”), which overturned Roe v. Wade, the 1973 Supreme Court decision establishing a woman’s right to terminate her pregnancy, subject to certain limitations. Dobbs has stimulated many states to enact laws making abortion illegal in virtually every circumstance, including during early pregnancy. More laws banning or heavily restricting termination of pregnancy may be adopted and existing laws may be made more restrictive. Two highly publicized cases regarding mifepristone have been filed in the U.S. since the Dobbs decision, one of which seeks to invalidate the FDA’s approval of mifepristone and the other of which seeks to uphold the FDA’s approval in certain jurisdictions. On April 7, 2023, the United States District Court for the Northern District of Texas, Amarillo Division issued a preliminary injunction blocking the FDA’s approval of mifepristone. This ruling has been stayed and will have no effect until the U.S. Supreme Court hears the case, which it is expected to do in 2024. The ultimate outcome is uncertain. Heightened public perception of mifepristone as an abortifacient may draw the attention of hostile state government officials or political activists to Korlym – even though Korlym is not approved for the termination of pregnancy, we do not promote it for that use and we have taken measures to minimize the chance that it will accidentally be prescribed to a pregnant woman. In addition, physicians and patients may choose not to use Korlym as a treatment for Cushing’s syndrome simply to avoid the risk of terminating a pregnancy.
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
Our insurance may not fully cover our potential product liabilities. Inability to obtain adequate insurance coverage could delay development of our product candidates or result in significant uninsured liability. Defending a lawsuit could be costly and divert management from productive activities.
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
We are subject to FDA regulations governing the promotion and sale of medications. Although physicians are permitted to prescribe drugs for any indication they choose, manufacturers may only promote products for their FDA-approved use. All other uses are referred to as “off-label,” manufacturers are prohibited from engaging in any “off-label” promotion. In the United States, we market Korlym to treat hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and for whom surgery has failed or is not an option. Among other activities, we provide promotional materials and training programs to physicians covering the use of Korlym for this indication. The FDA may change its policies or enact new regulations at any time that may restrict our ability to promote our products, which could adversely impact our business.
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
We cannot assure investors that a liquid trading market for our common stock will exist at any particular time. As a result, holders of our common stock may not be able to sell shares quickly or at the current market price. During the 52-week period ended October 25, 2023, our average daily trading volume was approximately 732,565 shares and the intra-day sales prices per share of our common stock on The Nasdaq Stock Market ranged from $17.86 to $34.28. As of October 25, 2023, our officers, directors and principal stockholders beneficially owned approximately 20 percent of our common stock.
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
In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Confidentiality of Medical Information Act imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. Further, the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020, created individual privacy rights for California consumers and increased the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act, or CPRA, revised and expanded the CCPA, adding additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The CPRA is in full effect as of January 1, 2023, and similar laws passed in Virginia, Colorado, Connecticut and Utah have taken effect or will take effect starting in 2023. As a result, additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. Additional legislation proposed at the federal level and in other states, along with increased regulatory action, reflect a trend toward more stringent privacy legislation in the United States.
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
As of October 25, 2023, our officers and directors beneficially owned approximately 20 percent of our common stock. Acting together, these stockholders could significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling stockholders.
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

Issuer Purchases of Equity Securities
The following table contains information relating to the purchases of our common stock in the three months ended September 30, 2023 as part of the cashless net exercises of stock options (in thousands, except average price per share):

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Purchase Price of Shares(2)

July 1, 2023 to July 31, 2023	6	$24.91	$158
August 1, 2023 to August 31, 2023	554	30.51	16,890
September 1, 2023 to September 30, 2023	24	33.40	818
Total	584	$30.57	$17,866
(1) In July 2023, we issued 8,499 shares of common stock as part of a net-share settlement of a cashless option exercise, of which 6,360 shares were surrendered to us in satisfaction of related exercise cost and tax obligations. In August 2023, we issued 871,044 shares of common stock as part of a net-share settlement of a cashless option exercise, of which 553,502 shares were surrendered to us. In September 2023, we issued 53,669 shares of common stock as part of a net-share settlement of a cashless option exercise, of which 24,500 shares were surrendered to us.
(2) We paid $4.2 million to satisfy the tax withholding obligations associated with the net-share settlement of these cashless option exercises.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
Insider Trading Arrangements
During the quarter ended September 30, 2023, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted Rule 10b5-1 trading arrangements that are intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended. Instructions or written plans for the purchase or sale of our securities are set forth in the table below.

Name and Position	Action	Adoption/ Termination Date (1)	Total Shares of Common Stock to be Sold	Expiration Date

William Guyer, Chief Development Officer	Adoption	9/14/2023	Up to 120,000	11/30/2024
(1) Each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Document
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 24, 2023).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on February 13, 2017).
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Atabak Mokari, Chief Financial Officer of the registrant.
32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.
32.2	18 U.S.C. Section 1350 Certifications of Atabak Mokari, Chief Financial Officer of the registrant.
101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, (ii) Unaudited Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2023 and 2022, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2023 and 2022, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2023 and 2022, (v) Unaudited Condensed Consolidated Statement of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date:	November 1, 2023	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D.
Chief Executive Officer

Date:	November 1, 2023	/s/Atabak Mokari
Atabak Mokari
Chief Financial Officer

Date:	November 1, 2023	/s/Joseph D. Lyon
Joseph D. Lyon
Chief Accounting Officer