Form 10-K
period 2023-12-31
CORCEPT THERAPEUTICS INC
filed 2024-02-15
CIK 1088856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2023 was $1,827,006,147, based on the closing price of $22.25 for shares of the Registrant’s common stock as reported on the Nasdaq Stock Market on June 30, 2023. Shares of common stock beneficially owned by each executive officer, director and holder of more than 10% of our common stock have been excluded, in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
On February 6, 2024 there were 103,517,388 shares of common stock outstanding at a par value of $0.001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

TABLE OF CONTENTS
Form 10-K
For the year ended December 31, 2023

PART I
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (“Securities Act”). All statements contained in this Form 10-K, other than statements of historical fact, are forward-looking statements. When used in this report, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek” and similar expressions are forward-looking statements based on management’s current expectations. The absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, statements about:
•our ability to manufacture, market and sell Korlym® (mifepristone) 300 mg Tablets (“Korlym”);
•the impact of possible future competition for Korlym, including generic versions of Korlym, or our product candidates;
•our estimates regarding enrollment in and the completion dates of our clinical trials and the anticipated results of these trials;
•the timing of regulatory submissions seeking approval of product candidates and the commercialization of any product candidates that are approved;
•the progress and timing of our research and development programs and the regulatory activities associated with them;
•our estimates for future performance, including revenue, income and capital requirements;
•our ability to manufacture, market, commercialize and achieve market acceptance for our product candidates; and
•uncertainties associated with obtaining and enforcing patents.
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
ITEM 1. BUSINESS
Overview
We are a commercial-stage company engaged in the discovery and development of medications to treat severe endocrinologic, oncologic, metabolic and neurologic disorders by modulating the effects of the hormone cortisol.
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

Since 2012, we have marketed Korlym® in the United States for the treatment of patients suffering from hypercortisolism (“Cushing’s syndrome”). The challenge in treating a patient with Cushing’s syndrome is modulating cortisol’s effects without either inappropriately suppressing them or disrupting cortisol’s normal diurnal rhythm. Simply reducing or destroying the ability of the body to make cortisol can cause serious harm. Cortisol activity can be modulated effectively by a drug that competes with cortisol, binding to the glucocorticoid receptor (“GR”).
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
Our lead compounds are being evaluated in clinical trials as potential treatments for a variety of serious disorders – Cushing’s syndrome, advanced ovarian cancer, adrenal cancer with cortisol excess, prostate cancer, ALS and NASH.
COVID-19 Pandemic
Public health restrictions and measures voluntarily undertaken by patients, physicians, hospitals and health clinics to reduce the impact of COVID-19 reduced our revenue growth and made it difficult to grow our Korlym business.
The pandemic’s impact on our clinical development programs was variable. Some of our trials of indications not considered immediately life-threatening, such as Cushing’s syndrome, experienced slower enrollment and difficulty retaining patients. In addition, some clinical sites reduced the frequency with which physicians were able to examine study participants. Trials in patients with immediately life-threatening diseases, such as our Phase 2 trial in women with platinum-resistant ovarian cancer, did not encounter delays.
Although the impact of COVID-19 on our business is now significantly reduced, some physicians and hospitals continue to limit interactions with sales representatives and medical science liaisons, which makes growing our business more difficult.
Cushing’s Syndrome
Background. An estimated 10 to 15 of every one million people are diagnosed with Cushing’s syndrome each year, resulting in approximately 3,000 new patients per year and a patient population in the United States of about 20,000, approximately half of whom are cured by surgery. Cushing’s syndrome most often affects adults between the ages of 20 and 50.
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
Korlym. We sell Korlym in the United States, using experienced sales representatives to call on physicians caring for patients with Cushing’s syndrome (also called “hypercortisolism”). We also have a field-based force of medical science liaisons. We use one specialty pharmacy and one specialty distributor to distribute Korlym and provide logistical support to physicians and patients. Our policy is that no patient with Cushing’s syndrome will be denied access to Korlym for financial reasons. To help us achieve that goal, we fund our own patient support programs and donate money to independent charitable foundations that help patients pay for all aspects of their Cushing’s syndrome care, whether or not that care includes taking Korlym.
Because many people who suffer from Cushing’s syndrome are undiagnosed or inadequately treated, we have developed and continue to refine and expand programs to educate physicians and patients about screening for hypercortisolism and the role Korlym can play in treating patients with the disorder. We have initiated a Phase 4 study (“CATALYST”), to determine the prevalence of Cushing’s syndrome in patients with difficult-to-control diabetes (HbA1c of 7.5 percent or higher) despite receiving standard treatment. In CATALYST’s first phase, 1,000 patients will be evaluated. Those found to have Cushing’s syndrome may elect to enter the second phase of the study, in which patients will be randomized to receive either Korlym or placebo for 24 weeks. We expect that data from CATALYST will help physicians better identify patients with Cushing’s syndrome and determine their optimal treatment.
Relacorilant. We are conducting two Phase 3 trials (“GRACE” and “GRADIENT”) of our proprietary, selective cortisol modulator, relacorilant, as a treatment for patients with Cushing’s syndrome. Relacorilant was well-tolerated in its Phase 1 and Phase 2 trials. Patients in the Phase 2 trial exhibited meaningful improvements in glucose control, hypertension, weight, liver function, coagulopathy, cognition, mood, insulin resistance and quality of life measures. Relacorilant shares Korlym’s affinity for the GR, but, unlike Korlym, has no affinity for the PR, and so is not the “abortion pill.” It does not cause other effects associated with PR affinity, including endometrial thickening and vaginal bleeding. There is no evidence that relacorilant causes hypokalemia (low potassium), a potentially serious condition that is a leading cause of patients stopping treatment with Korlym. Forty-four percent of patients in Korlym’s pivotal trial experienced hypokalemia. Unlike all other medications used to treat Cushing's syndrome, relacorilant does not prolong the heart's QT interval, a potentially deadly off-target effect.
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
In June 2022, we initiated a pivotal Phase 3 trial (“ROSELLA”) that seeks to replicate the positive results observed in our Phase 2 study. ROSELLA has a planned enrollment of 360 women with recurrent, platinum-resistant ovarian cancer, half of whom will receive 150 mg of relacorilant intermittently in addition to nab-paclitaxel, with the other half receiving nab-paclitaxel monotherapy. The primary endpoint is PFS; overall survival is a key secondary endpoint. Patients in ROSELLA will have received prior bevacizumab therapy, which is the standard of care for patients with platinum-resistant ovarian cancer. Women with a history of tumors that do not respond to initial platinum-based treatments (i.e., women with “primary platinum-refractory” disease) and those who have received more than three prior lines of therapy will be excluded.
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
Metabolic Diseases
Liver Disease. Nonalcoholic steatohepatitis (“NASH”) is an advanced form of nonalcoholic fatty liver disease that afflicts millions of patients and is a leading cause of liver-related mortality. In April 2021, we suspended our Phase 2a trial of our selective cortisol modulator miricorilant as a potential treatment for NASH after four of the five patients who received miricorilant exhibited both elevated liver enzymes and large rapid reductions in liver fat. Liver enzyme levels in all affected patients returned to baseline or below baseline (i.e. to healthier levels) after miricorilant was withdrawn. Our Phase 1b study has identified a dosing regimen that effectively reduced liver fat, improved liver health and key metabolic and lipid measures and was well-tolerated. Following these compelling results, we initiated a Phase 2b trial (“MONARCH”) of miricorilant in patients with NASH in October 2023. MONARCH has a planned enrollment of 150 patients, randomized 2:1 to receive either 100 mg of miricorilant twice weekly or placebo for 48 weeks. The primary endpoint is reduction in liver fat, with NASH resolution and fibrosis improvement as key secondary endpoints.
AIWG. In the United States, six million people take antipsychotic medications such as olanzapine and risperidone to treat illnesses such as schizophrenia, bipolar disorder and depression. While these drugs are very effective, they often cause rapid and sustained weight gain, other metabolic disturbances and, ultimately, cardiovascular disease. Patients taking these medications experience a 10 to 25-year reduction in life expectancy, due largely to increased cardiovascular events, such as heart attacks and strokes. Patients in our two double-blind, placebo-controlled, Phase 2 trials (“GRATITUDE” and “GRATITUDE II”) of miricorilant with already existing weight gain stimulated by anti-psychotic medication did not exhibit weight loss. However, numerous replicated pre-clinical study results as well as the results of our double-blind, placebo-controlled trial in healthy subjects (published in the Journal of Clinical Psychopharmacology (Hunt et al., 2021)) suggest that miricorilant may significantly prevent weight gain caused by the administration of olanzapine. In October 2023, we initiated a double-blind, placebo-controlled, Phase 1 trial to further study miricorilant’s potential to prevent AIWG.
Development of our Other Selective Cortisol Modulators
Our portfolio of proprietary selective cortisol modulators consists of four structurally distinct series. More than 1,000 of these compounds, including relacorilant, exicorilant, miricorilant and dazucorilant, potently bind to the GR but not the progesterone, estrogen or androgen receptors. We hold U.S. and foreign patents covering these compounds and their methods of use in a wide range of indications. We have applied, and will continue to apply, for patents covering the composition and method of use of our products and product candidates. See “Business – Intellectual Property” for additional information.
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
Clinical Trial Agreements
We typically conduct our clinical trials with the assistance of clinical research organizations (“CROs”). ICON plc is helping us conduct our GRACE and GRADIENT trials. Syneos Health is helping us conduct our ROSELLA trial. Julius Clinical is helping us conduct our DAZALS trial. Medpace Research is helping us conduct our MONARCH trial. We may terminate our agreements with ICON, Syneos Health and Julius Clinical on 60 days’ written notice. Our agreement with Medpace may be terminated by us without cause at any time.
Research and Development Spending
We incurred $184.4 million, $131.0 million and $113.9 million of research and development expense in the years ended December 31, 2023, 2022 and 2021, respectively, which accounted for 49 percent, 45 percent and 47 percent, respectively, of our total operating expenses in those years.
Manufacturing Korlym
We rely on contract manufacturers to produce Korlym and our product candidates.
Because we have an agreement with one third-party manufacturer to supply mifepristone, the active pharmaceutical ingredient (“API”) in Korlym, we have purchased and hold significant quantities of API. We have two third-party manufacturers to produce and bottle Korlym tablets.
Competition for Korlym
Korlym competes with established treatments, including surgery, radiation and other medications, including “off-label” uses of drugs such as ketoconazole, an anti-fungal medication, and metyrapone, which is approved for testing hypothalamic-pituitary function. Korlym also competes with Signifor® (pasireotide) Injection and Isturisa® (osilodrostat). Both of these drugs are approved by the FDA for the treatment of adult patients with Cushing’s disease who are not candidates for pituitary surgery or for whom surgery did not work, and both are sold by the Italian pharmaceutical company Recordati S.p.A (“Recordati”). Cushing’s disease is a subset of Cushing’s syndrome. In the EU, osilodrostat is also approved as a treatment for Cushing’s syndrome. Korlym also competes with Recorlev® (levoketoconazole), a chiral form of the commonly-prescribed cortisol synthesis inhibitor ketoconazole, that is sold by Xeris Biopharma Holdings, Inc. (“Xeris”), as a treatment for patients with Cushing’s syndrome.
The orphan drug marketing exclusivity period for Korlym ended in February 2019, which means a competitor that receives FDA approval for a generic equivalent of Korlym may market its drug to patients with Cushing’s syndrome, provided doing so would not infringe any of our patents. We sued Teva Pharmaceuticals USA, Inc. (“Teva”) in federal district court to prevent them from marketing generic versions of Korlym in violation of our patents. In response, Teva separately challenged the validity of one of our patents in a post grant review (“PGR”) proceeding before the Patent Trial and Appeal Board (“PTAB”). In November 2020, the PTAB rejected Teva’s claims, affirming the validity of our patent in its entirety. Teva appealed to the Federal Circuit Court of Appeals, which affirmed the PTAB’s decision. On December 29, 2023, the federal district in which we had sued Teva issued a ruling finding that Teva’s proposed product would not infringe the two patents we had asserted against it. We have appealed that decision to the Federal Circuit of Appeals. See “Part I, Item 3, Legal Proceedings” for additional information.
Intellectual Property
Overview. Patents and other proprietary rights are important to our business. We own U.S. composition of matter patents related to our next-generation cortisol modulators. Foreign counterparts of some of these patents have been issued in Europe, Japan, China, Canada, Australia and other countries. The expiration dates of these patents and their foreign counterparts range from 2025 to 2041.
We also own U.S. and foreign patents directed to the use of our selective cortisol modulators in the treatment of a variety of serious disorders, including Cushing’s syndrome, various cancers, fatty liver disease, AIWG, and other disorders.
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
Cushing’s Syndrome. The composition of matter patent covering Korlym’s active ingredient, mifepristone, has expired. We own U.S. method of use patents directed to the use of Korlym in the treatment of patients with Cushing’s syndrome, with expiration dates ranging from 2028 to 2038. Furthermore, we own U.S. compound and method of use patents using our proprietary selective cortisol modulators directed to the treatment of patients with Cushing’s syndrome, with expiration dates ranging from 2033 to 2041. We have asserted two patents directed to patients with Cushing’s syndrome in a lawsuit against Teva Pharmaceuticals USA, Inc. (“Teva”) in a lawsuit filed in Federal District Court. On December 29, 2023, the Court found that Teva’s proposed generic version of Korlym would not infringe either patent. We are appealing that decision. See “Part I, Item 3, Legal Proceedings” for additional details.
Oncology. We own U.S. patents covering methods of treating cancer using our proprietary selective cortisol modulators with expiration dates ranging from 2033 to 2041. In addition, we have exclusively licensed from the University of Chicago U.S. patents for (a) the use of cortisol modulators in the treatment of triple-negative breast cancer, and (b) the use of cortisol modulators to treat castration resistant prostate cancer (“CRPC”). We are required to pay the University of Chicago customary milestone fees and royalties on revenue from products commercialized under the issued patents or patents that may issue pursuant to the pending applications. Our license will end upon expiration of the licensed patents in 2031 and 2033 or upon notification by us to the University of Chicago. See “Business – License Agreements” for additional information.
We hold U.S. and international patents covering relacorilant’s composition of matter, as well as U.S. patents covering its use to treat patients with ovarian and pancreatic cancer. We also own or have exclusively licensed U.S. and European patents covering the use of GR modulators, including relacorilant, miricorilant, exicorilant, dazucorilant, and other of our proprietary compounds to treat a variety of disorders, including CRPC and other solid tumors. Relacorilant has been designated an orphan drug in both the United States and the EU for the treatment of pancreatic cancer.
Other Indications. In addition to the United States and foreign patents we own or have licensed relating to Cushing’s syndrome and various cancers, we also own U.S. and foreign patents for the use of cortisol modulators to treat ALS, AIWG, fatty liver disease, delirium, catatonia, psychosis induced by interferon-alpha therapy, migraine headaches, gastroesophageal reflux disease, neurological damage in premature infants, for the improvement of therapeutic response to electroconvulsive therapy, and in the treatment of diseases using combined steroid and GR modulator therapy. The expiration dates of these patents and their foreign counterparts range from 2025 to 2039.
Government Regulation
Prescription pharmaceutical products are subject to extensive pre- and post-approval regulation governing the research, development, testing, manufacturing, safety, efficacy, labeling, storage, record keeping, and advertising and promotion of the products under the Federal Food, Drug and Cosmetic Act. All of our product candidates require regulatory approval by government agencies prior to commercialization and are subject to continued regulatory oversight thereafter. Before a new drug may be marketed in the United States, the FDA generally requires completion of preclinical laboratory and animal testing, performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug’s intended use and approval by the FDA. Complying with these and other federal and state statutes and regulations involves significant time and expense.
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
Data Privacy and Security
Numerous state, federal and foreign laws and regulations govern the collection of, disclosure of, use of, access to, transfer of, and confidentiality and security of health-related and other personal information and could apply now or in the future to our operations or the operations of our partners. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their implementing regulations, imposes requirements relating to the privacy, security and transmission of protected health information on HIPAA covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates who conduct certain activities for or on their behalf involving protected health information on their behalf. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by the United States Department of Health and Human Services (“HHS”) may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Further, entities that knowingly receive individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA may be subject to criminal penalties.
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
In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Confidentiality of Medical Information Act imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. Further, the California Consumer Privacy Act (“CCPA”) which took effect on January 1, 2020, created individual privacy rights for California consumers and increased the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act (“CPRA”) revised and expanded the CCPA, adding additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The CPRA is in full effect as of January 1, 2023, and similar laws passed in Virginia, Colorado, Connecticut, and Utah took effect in 2023. Additionally, Delaware, Indiana, Iowa, Montana, Oregon, Tennessee and Texas have adopted privacy laws, which take effect from July 1, 2024 through 2026. Further, Washington's My Health My Data Act, taking effect July 1, 2024, imposes similar requirements specific to consumer health data. As a result, additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. Additional legislation proposed at the federal level and in other states, along with increased regulatory action, reflect a trend toward more stringent privacy legislation in the United States.
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
Employees
We are managed by experienced pharmaceutical executives and also enlist the expertise of independent advisors with extensive pharmaceutical experience. As of December 31, 2023, we had 352 employees. We consider our employee relations to be good. Our employees are not covered by a collective bargaining agreement.
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

•If a generic version of Korlym is successfully commercialized, our business, results of operations and financial position would be adversely affected.
•New laws, government regulations, or changes to existing laws and regulations could make it difficult or impossible for us to obtain acceptable prices or adequate insurance coverage and reimbursement for Korlym, which would adversely affect our results of operations and financial position.
Risks Related to our Research and Development Activities
•Our efforts to discover, develop and commercialize our product candidates may not succeed. Clinical drug development is lengthy, expensive and often unsuccessful. Results of early studies and trials are often not predictive of later trial results. Failure can occur at any time. Even if we deem that our product candidates’ clinical trial results demonstrate safety and efficacy, regulatory authorities may not agree. Failure to obtain or maintain regulatory approvals for our product candidates would prevent us from commercializing them.
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
Many factors could limit our Korlym revenue, including:
•the preference of some physicians for competing treatments for Cushing’s syndrome, including off-label treatments and generic versions of Korlym; and
•lack of availability of government or private insurance, the shift of a significant number of patients to Medicaid, which reimburses Korlym at a significantly lower price, or the introduction of government price controls or other price-reducing regulations, such as the Inflation Reduction Act of 2022, that may significantly limit Medicare reimbursement rates.
Failure to generate sufficient Korlym revenue could prevent us from fully funding our planned commercial and clinical activities and would likely cause our stock price to decline.

If a generic version of Korlym is successfully commercialized, our business, results of operations and financial position would be adversely affected.
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
Legal action to enforce or defend intellectual property rights is complex, costly and involves significant commitments of management time. There can be no assurance of a successful outcome. We have sued Teva in Federal District Court with respect to its proposed generic versions of Korlym. On December 29, 2023, the Court issued a ruling in that case finding that Teva’s generic product would not infringe the patents we have asserted against Teva. We have appealed that decision to the Federal Circuit Court of Appeals, but there can be no assurance our appeal will be successful. Because Teva has received FDA approval, it has been able, since August 2020, to market its generic product, notwithstanding our ongoing litigation. Teva has announced the launch of its generic product. If its launch is successful, it may materially harm our results of operations and financial condition, even if our on-going appeal is successful and Teva were required to withdraw its product and pay us damages.
We had also sued Sun and Hikma with respect to their proposed generic versions of Korlym, although we settled those lawsuits in June 2021 and December 2022, respectively. The terms of these settlements permit entry by Sun and Hikma, with customary restrictions, following the start of sales of Teva’s generic product. Market entry by Sun or Hikma could materially harm our results of operations and financial condition, even if our on-going appeal is successful and they were required to withdraw its product and pay us damages. Please see “Part I, Item 3, Legal Proceedings” for additional details.
It is likely that other companies will seek FDA approval to market a generic version of Korlym. While we will vigorously protect our intellectual property, there can be no assurance our efforts will be successful.
Other companies offer different medications to treat patients with Cushing’s syndrome. The availability of competing treatments could limit our revenue from Korlym.
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
Our single specialty pharmacy, Optime, dispenses Korlym and performs related pharmacy and patient support services, including the collection of payments from insurers representing approximately 99 percent of our revenue. If Optime does not adhere to its agreements with payers or does not continue to meet regulatory requirements concerning pharmacy operations, it may not be able to collect some or all of the payments due to us. In addition, if Optime becomes unable or unwilling to perform its obligations under our agreement, we may not be able to dispense Korlym in a timely manner to some or all of our patients. Our agreement with Optime extends to March 31, 2024, subject to customary termination provisions, including the right of Optime to terminate in the event of a material breach by us that we do not cure in a reasonable period of time after receiving written notice. In addition, we may terminate the agreement for convenience.
The facilities used by our vendors to manufacture and package the API and drug product for Korlym and our product candidates and distribute them to hospitals, clinics and patients, must be approved by government regulators in the United States, Europe, and elsewhere. We do not control the activities of these vendors, including whether they maintain adequate quality control and hire qualified personnel. We are dependent on them for compliance with the regulatory requirements known as current good manufacturing practices (“cGMPs”). If our vendors cannot manufacture material that conforms to our specifications and the strict requirements of the FDA or others, they will not be able to maintain regulatory authorizations for their facilities and we could be prohibited from using the API or drug product they have provided. If the FDA, European Medicines Agency (“EMA”), the Medicines and Healthcare products Regulatory Agency (“MHRA”) or other regulatory authorities withdraw regulatory authorizations of these facilities, we may need to find alternative vendors or facilities, which would be time-consuming, complex and expensive and could significantly hamper our ability to develop, obtain regulatory approval for and market our products. Sanctions could be imposed on us, including fines, injunctions, civil penalties, refusal of regulators to approve our product candidates, delays, suspensions or withdrawals of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business.
The unfavorable public perception of mifepristone may limit our ability to sell Korlym.
The active ingredient in Korlym, mifepristone, is approved by the FDA in another drug for the termination of early pregnancy. On June 24, 2022, the United States Supreme Court published its decision in the case of Dobbs v. Jackson Women’s Health Organization (“Dobbs”), which overturned Roe v. Wade, the 1973 Supreme Court decision establishing a woman’s right to terminate her pregnancy, subject to certain limitations. Dobbs has stimulated many states to enact laws making abortion illegal in virtually every circumstance, including during early pregnancy. More laws banning or heavily restricting termination of pregnancy may be adopted and existing laws may be made more restrictive. Two highly publicized cases regarding mifepristone have been filed in the U.S. since the Dobbs decision, one of which seeks to invalidate the FDA’s approval of mifepristone and the other of which seeks to uphold the FDA’s approval in certain jurisdictions. On April 7, 2023, the United States District Court for the Northern District of Texas, Amarillo Division, issued a preliminary injunction blocking the FDA’s approval of mifepristone. This ruling has been stayed and will have no effect until the U.S. Supreme Court hears the case, which it is expected to do in 2024. The ultimate outcome is uncertain. Heightened public perception of mifepristone as an abortifacient may draw the attention of hostile state government officials or political activists to Korlym – even though Korlym is not approved for the termination of pregnancy, we do not promote it for that use and we have taken measures to minimize the chance that it will accidentally be prescribed to a pregnant woman. In addition, physicians and patients may choose not to use Korlym as a treatment for Cushing’s syndrome simply to avoid the risk of terminating a pregnancy.
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
A resurgence of COVID-19 or the widespread occurrence of another deadly illness could adversely affect our business, operations and financial results. The COVID-19 pandemic made it difficult to grow our commercial business and slowed the pace of some of our clinical trials.
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
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; and
•state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information.
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
In November 2021, we received a records subpoena from the United States Attorney’s Office for the District of New Jersey (the “NJ USAO”) seeking information relating to the sale and promotion of Korlym, our relationships with and payments to health care professionals who can prescribe or recommend Korlym and prior authorizations and reimbursement for Korlym. The NJ USAO has informed us that it is investigating whether any criminal or civil violations by us occurred in connection with the matters referenced in the subpoena. It has also informed us that it does not currently consider us a defendant but rather an entity whose conduct is within the scope of the government’s investigation. We are cooperating with the investigation. Please see “Part I, Item 3, Legal Proceedings” for additional details.
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
Risks Related to our Research and Development Activities
Our efforts to discover, develop and commercialize our product candidates may not succeed. Clinical drug development is lengthy, expensive and often unsuccessful. Results of early studies and trials are often not predictive of later trial results. Failure can occur at any time. Even if we deem that our product candidates' clinical trial results demonstrate safety and efficacy, regulatory authorities may not agree. Failure to obtain or maintain regulatory approvals for our product candidates would prevent us from commercializing them.
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
Patents are uncertain, involve complex legal and factual questions and are frequently the subject of litigation. The patents issued or licensed to us may be challenged at any time. Competitors may take actions we believe infringe our intellectual property, causing us to take legal action to defend our rights. Intellectual property litigation is lengthy, expensive and requires significant management attention. Outcomes are uncertain. If we do not protect our intellectual property, competitors may erode our competitive advantage. Please see “Part I, Item 3, Legal Proceedings” for additional information.
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
We cannot assure investors that a liquid trading market for our common stock will exist at any particular time. As a result, holders of our common stock may not be able to sell shares quickly or at the current market price. During the 52-week period ended February 6, 2024, our average daily trading volume was approximately 902,095 shares and the intra-day sales prices per share of our common stock on The Nasdaq Stock Market ranged from $17.86 to $34.28. As of February 6, 2024, our officers, directors and principal stockholders beneficially owned approximately 20 percent of our common stock.
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

•actual or anticipated regulatory approvals of our product candidates;
•disputes or other developments relating to our intellectual property, including developments in Abbreviated New Drug Application litigation;
•changes in laws or regulations applicable to the pricing, availability of insurance reimbursement, or approved uses of Korlym, our product candidates or our competitors’ products;
•short-selling of our common stock, the publication of speculative opinions about our business or other market manipulation activities that are intended to lower our stock price or increase its volatility;
•changes in estimates or recommendations by securities analysts or the failure of our performance to meet the published expectations of those analysts or public guidance we have provided;
•purchases of our common stock pursuant to our Stock Repurchase Program or changes to that program;
•general market and economic conditions, including the effects of the COVID-19 pandemic;
•changes in the expected or actual timing of our competitors’ development programs and the approval of competing products;
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
We and our partners are subject to federal, state and foreign laws and regulations concerning data privacy and security, including HIPAA and the EU General Data Protection Regulation (the “GDPR”). These and other regulatory frameworks are evolving rapidly as new rules are enacted and existing ones updated and made more stringent.
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
In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Confidentiality of Medical Information Act imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. Further, the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020, created individual privacy rights for California consumers and increased the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act, or CPRA, revised and expanded the CCPA, adding additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The CPRA is in full effect as of January 1, 2023, and similar laws passed in Virginia, Colorado, Connecticut and Utah have taken effect and other states have passed similar laws that will take effect in or after 2024. As a result, additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. Additional legislation proposed at the federal level and in other states, along with increased regulatory action, reflect a trend toward more stringent privacy legislation in the United States.
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
Our earnings are subject to federal, state and local taxes. We offset a portion of our earnings using net operating losses and our taxes using research and development tax credits, which reduces the amount of tax we pay. Some jurisdictions require that we pay taxes or fees calculated as a percentage of sales, payroll expense, or other indicia of our activities. Please see “Part IV, Item 15, Notes to Consolidated Financial Statements – Income Taxes.” Changes to existing tax laws could materially increase the amounts we pay, which would reduce our after tax net income.
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
Acquisition of Corcept shares through our stock repurchase program will reduce our cash reserves.
In January 2024, our Board of Directors authorized the repurchase of up to $200 million of our common stock pursuant to the Stock Repurchase Program. The Stock Repurchase Program does not require us to acquire any specific number of shares and it may be modified, suspended or discontinued at any time without notice. It is possible that other uses of our capital would have been more advantageous or that our future capital requirements increase unexpectedly. By reducing our cash balance, our repurchases of common stock could hamper our ability to execute our plans, meet financial obligations or access financing.
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
As of February 6, 2024, our officers and directors beneficially owned approximately 20 percent of our common stock. Acting together, these stockholders could significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling stockholders.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
In the normal course of business, we collect and store personal information and other sensitive information, including proprietary and confidential business information, intellectual property, information regarding patients and clinical trial participants, sensitive third-party information and employee information. To protect this information, we use managed detection and response services to monitor our network infrastructure and associated endpoints for possible cybersecurity threats. In addition, we use multi-factor authentication, perform penetration testing and engage third parties to assess the effectiveness of our cybersecurity practices. We conduct a thorough risk assessment by identifying critical assets, recognizing potential threats and vulnerabilities, and implement strategies to mitigate these risks and their possible impacts. We establish incidence response plans and provide cybersecurity training to our employees and monitor their activity to ensure adherence to our security protocols.
No risks from cybersecurity threats have occurred that have affected our business strategy, results of operations, or financial condition.
The Corporate Governance and Nominating Committee of our Board of Directors oversees management of risks associated with corporate governance, including cybersecurity. This committee meets regularly with Corcept management and reports to the full Board of Directors.
See “Risk Factors – General Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our information security systems.
ITEM 2. PROPERTIES
We lease 50,777 square feet of office space in Menlo Park, California for our corporate facilities. Our current lease expires in June 2024.
ITEM 3. LEGAL PROCEEDINGS
Teva Litigation
In February 2018, we received a Paragraph IV Notice Letter advising that Teva Pharmaceuticals USA, Inc. (“Teva”) had submitted an Abbreviated New Drug Application (“ANDA”) to the FDA seeking authorization to manufacture and sell a generic version of Korlym prior to the expiration of patents related to Korlym that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). In March 2018, we filed a lawsuit in the United States District Court for the District of New Jersey (“D.N.J.”) against Teva for infringement of our patents. In August 2020, Teva received final approval from the FDA for its ANDA in accordance with the Hatch-Waxman Act. In May 2019, Teva submitted to the Patent Trial and Appeal Board (“PTAB”) a petition for post-grant review (“PGR”) of U.S. Patent No. 10,195,214 (the “’214 patent”). The PTAB agreed to initiate the PGR, and in November 2020, issued a decision upholding the validity of the ’214 patent in its entirety, which decision the Federal Circuit Court of Appeals upheld. This matter is closed. In D.N.J., the parties completed briefing on cross-motions for summary judgment regarding infringement of the ’214 patent in July 2021. On February 27, 2023, the Court denied both motions without prejudice.
The patents currently at issue are the ʼ214 patent and U.S. Patent No. 10,842,800 (the “’800 patent”). Trial was held from September 26, 2023 through September 28, 2023 before Judge Renee Marie Bumb. On December 29, 2023, Judge Bumb issued a ruling finding that Teva’s proposed generic product would not infringe either the ‘214 or ‘800 patent. We have appealed that decision to the Federal Circuit Court of Appeals. Teva has announced the launch of its generic product.
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
On December 7, 2022, we entered into an agreement with Hikma resolving this litigation. Pursuant to the agreement, we have granted Hikma the right to sell a generic version of Korlym in the United States beginning October 1, 2034 or earlier under circumstances customary for settlement agreements of this type, including following the start of Teva's sales of a generic product. As required by law, we submitted the settlement agreement to the United States Federal Trade Commission and the United States Department of Justice for review.
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
On February 8, 2023, we reached an agreement in principle (the “Proposed Settlement”) to resolve all claims in the Melucci litigation. Under the Proposed Settlement, we have agreed to make a one-time payment of $14.0 million, which will be covered in full by our insurers. The Court granted preliminary approval of the Proposed Settlement on January 4, 2024, following which we paid $14.0 million into escrow. Our insurers reimbursed us in full. The Proposed Settlement does not include admission of liability on our part. The Proposed Settlement is subject to the final approval of the Court. The Court has issued its preliminary approval and has scheduled a hearing with respect to final approval on June 6, 2024.
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
As settlement of the Melucci litigation advances, we expect all stays of the above-described derivative actions to be lifted and for litigation to commence.
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
Stockholders of Record and Dividends
As of February 6, 2024, we had 103,517,388 shares of common stock outstanding held by 379 stockholders of record. Because almost all of our common stock is held by brokers, nominees and other institutions on behalf of stockholders, we are unable to estimate the actual number of our stockholders. We have never declared or paid cash dividends. We do not anticipate paying cash dividends in the foreseeable future.
Sale of Unregistered Securities
None.
Repurchases of Securities
The following table contains information relating to the purchases of our common stock in the three months ended December 31, 2023 as part of the cashless net exercises of stock options (in thousands, except average price per share):

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Purchase Price of Shares(2)

October 1, 2023 to October 31, 2023	1	$28.34	$22
November 1, 2023 to November 30, 2023	43	25.65	1,114
December 1, 2023 to December 31, 2023	76	29.50	2,240
Total	120	$28.10	$3,376

(1) In October 2023, we issued 1,250 shares of common stock as part of net-share settlement of cashless option exercises, of which 783 shares were surrendered to us in satisfaction of related exercise cost and tax obligations. In November 2023, we issued 62,115 shares of common stock as part of net-share settlement of cashless option exercises, of which 43,435 shares were surrendered to us. In December 2023, we issued 161,773 shares of common stock as part of net-share settlement of cashless option exercises, of which 75,914 shares were surrendered to us.

(2) We paid $0.5 million to satisfy the tax withholding obligations associated with the net-share settlement of these cashless option exercises.
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
We make statements in this section that are “forward-looking” within the meaning of the federal securities laws. For a complete discussion of such statements and the potential risks and uncertainties that may affect their accuracy, see the “Risk Factors” section of this Form 10-K and the “Overview” and “Liquidity and Capital Resources” sections of this MD&A. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 are not included, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Overview
We are a commercial-stage company engaged in the discovery and development of medications to treat severe endocrinologic, oncologic, metabolic and neurologic disorders by modulating the effects of the hormone cortisol. Since 2012, we have marketed Korlym® for the treatment of patients suffering from Cushing’s syndrome. Our portfolio of proprietary selective cortisol modulators consists of four structurally distinct series totaling more than 1,000 compounds.
Cushing’s Syndrome
Korlym. We sell Korlym in the United States, using experienced sales representatives to call on physicians caring for patients with hypercortisolism (“Cushing’s syndrome”). We also have a field-based force of medical science liaisons. We use one specialty pharmacy and one specialty distributor to distribute Korlym and provide logistical support to physicians and patients. Our policy is that no patient with Cushing’s syndrome will be denied access to Korlym for financial reasons. To help us achieve that goal, we fund our own patient support programs and donate money to independent charitable foundations that help patients pay for all aspects of their Cushing’s syndrome care, whether or not that care includes taking Korlym.
Because many people who suffer from Cushing’s syndrome are undiagnosed or inadequately treated, we have developed and continue to refine and expand programs to educate physicians and patients about screening for hypercortisolism and the role Korlym can play in treating patients with the disorder. We have initiated a Phase 4 study (“CATALYST”), to determine the prevalence of Cushing’s syndrome in patients with difficult-to-control diabetes (HbA1c of 7.5 percent or higher) despite receiving standard treatment. In CATALYST’s first phase, 1,000 patients will be evaluated. Those found to have Cushing’s syndrome may elect to enter the second phase of the study, in which patients will be randomized to receive either Korlym or placebo for 24 weeks. We expect that data from CATALYST will help physicians better identify patients with Cushing’s syndrome and determine their optimal treatment.
Relacorilant. We are conducting two Phase 3 trials (“GRACE” and “GRADIENT”) of our proprietary, selective cortisol modulator, relacorilant, as a treatment for patients with Cushing’s syndrome. Relacorilant was well-tolerated in its Phase 1 and Phase 2 trials. Patients in the Phase 2 trial exhibited meaningful improvements in glucose control, hypertension, weight, liver function, coagulopathy, cognition, mood, insulin resistance and quality of life measures. Relacorilant shares Korlym’s affinity for the glucocorticoid receptor (“GR”), but, unlike Korlym, has no affinity for the progesterone receptor (“PR”), and so is not the “abortion pill.” It does not cause other effects associated with PR affinity, including endometrial thickening and vaginal bleeding. There is no evidence that relacorilant causes hypokalemia (low potassium), a potentially serious condition that is a leading cause of patients stopping treatment with Korlym. Forty-four percent of patients in Korlym’s pivotal trial experienced hypokalemia. Unlike all other medications used to treat Cushing’s syndrome, relacorilant does not prolong the heart’s QT interval, a potentially deadly off-target effect.
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
In June 2022, we initiated a pivotal Phase 3 trial (“ROSELLA”) that seeks to replicate the positive results observed in our Phase 2 study. ROSELLA has a planned enrollment of 360 women with recurrent, platinum-resistant ovarian cancer, half of whom will receive 150 mg of relacorilant intermittently in addition to nab-paclitaxel, with the other half receiving nab-paclitaxel monotherapy. The primary endpoint is PFS; overall survival is a key secondary endpoint. Patients in ROSELLA will have received prior bevacizumab therapy, which is the standard of care for patients with platinum-resistant ovarian cancer. Women with a history of tumors that do not respond to initial platinum-based treatments (i.e., women with “primary platinum-refractory” disease) and those who have received more than three prior lines of therapy will be excluded.
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
Antipsychotic-Induced Weight Gain (“AIWG”). In the United States, six million people take antipsychotic medications such as olanzapine and risperidone to treat illnesses such as schizophrenia, bipolar disorder and depression. While these drugs are very effective, they often cause rapid and sustained weight gain, other metabolic disturbances and, ultimately, cardiovascular disease. Patients taking these medications experience a 10 to 25-year reduction in life expectancy, due largely to increased cardiovascular events, such as heart attacks and strokes. Patients in our two double-blind, placebo-controlled, Phase 2 trials (“GRATITUDE” and “GRATITUDE II”) of miricorilant with already existing weight gain stimulated by anti-psychotic medication did not exhibit weight loss. However, numerous replicated pre-clinical study results as well as the results of our double-blind, placebo-controlled trial in healthy subjects (published in the Journal of Clinical Psychopharmacology (Hunt et al., 2021)) suggest that miricorilant may significantly prevent weight gain caused by the administration of olanzapine. In October 2023, we initiated a double-blind, placebo-controlled, Phase 1 trial to further study miricorilant’s potential to prevent AIWG.
COVID-19 Pandemic
Public health restrictions and measures voluntarily undertaken by patients, physicians, hospitals and health clinics to reduce the impact of COVID-19 reduced our revenue growth and made it difficult to grow our Korlym business.
The pandemic’s impact on our clinical development programs was variable. Some of our trials of indications not considered immediately life-threatening, such as Cushing’s syndrome, experienced slower enrollment and difficulty retaining patients. In addition, some clinical sites reduced the frequency with which physicians were able to examine study participants. Trials in patients with immediately life-threatening diseases, such as our Phase 2 trial in women with platinum-resistant ovarian cancer, did not encounter delays.
Although the impact of COVID-19 on our business is now significantly reduced, some physicians and hospitals continue to limit interactions with sales representatives and medical science liaisons, which makes growing our business more difficult.
Inflation Reduction Act of 2022
The Inflation Reduction Act of 2022 (“IRA”) was enacted on August 16, 2022. The IRA includes provisions requiring manufacturers to pay a rebate to the Centers for Medicare & Medicaid Services (“CMS”) if the price of a Medicare Part B or Part D drug increases faster than the rate of inflation. In addition, beginning in 2025, the IRA will also shift a significant portion of the Medicare beneficiary costs currently borne by the government and beneficiaries to manufacturers. We anticipate this provision will significantly limit the revenue we receive from Medicare patients and may materially reduce our profits. The IRA also permits CMS to negotiate prices for certain high-expenditure Medicare Part B or Part D drugs, imposes a one percent excise tax on certain share repurchases and introduces a 15 percent corporate alternative minimum tax on adjusted financial statement income. The corporate alternative minimum tax became effective for us on January 1, 2024. We do not expect it to significantly affect our consolidated financial statements.
Please see the risk factor under Item 1A of this Annual Report on Form 10-K, “New laws, government regulations, or changes to existing laws and regulations could make it difficult or impossible for us to obtain acceptable prices or adequate insurance coverage and reimbursement for Korlym, which would adversely affect our results of operations and financial position.”
Results of Operations
Net Product Revenue – Net product revenue is gross product revenue from sales to our customers less deductions for estimated government rebates and chargebacks, patient co-pay assistance program, discounts provided to our specialty distributor for prompt payment and reserves for expected returns.
Net product revenue was $482.4 million for the year ended December 31, 2023, compared to $401.9 million and $366.0 million for the years ended December 31, 2022 and 2021, respectively. Higher sales volume accounted for 57.4 percent of the increase for the year ended December 31, 2023, with the remaining growth due to a price increase effective January 1, 2023.
Cost of sales – Cost of sales includes the cost of API, tableting, packaging, personnel, overhead, stability testing and distribution.
Cost of sales was $6.5 million for the year ended December 31, 2023, compared to $5.4 million and $5.3 million for the years ended December 31, 2022 and 2021, respectively. Cost of sales as a percentage of revenue was 1.3 percent for each of the years ended December 31, 2023 and 2022.
Research and development expense – Research and development expense includes the cost of (1) clinical trials, (2) recruiting and compensating development personnel, (3) manufacturing investigational drug product (4) preclinical studies, (5) drug discovery research and (6) the development of new drug formulations and manufacturing processes.
Research and development expense was $184.4 million for the year ended December 31, 2023, compared to $131.0 million and $113.9 million for the years ended December 31, 2022 and 2021, respectively. The increase for the year ended December 31, 2023 compared to 2022 was primarily due to increased spending on our development programs and employee compensation expenses.

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Development programs:
Oncology	$41,433	$20,987	$17,984
Cushing’s syndrome	41,196	30,031	28,639
Metabolic diseases	36,104	24,270	20,594
Pre-clinical and early-stage selective cortisol modulators and ALS	30,852	26,084	21,924
Unallocated activities, including manufacturing and regulatory activities	19,366	16,819	10,617
Stock-based compensation	15,402	12,800	14,106
Total research and development expense	$184,353	$130,991	$113,864
It is difficult to predict the timing and cost of development activities, which are subject to many uncertainties and risks, including inconclusive or negative results, slow patient enrollment, adverse side effects and difficulties in the formulation or manufacture of study drugs and lack of drug-candidate efficacy. In addition, clinical development is subject to government oversight and regulations that may change without notice. We expect our research and development expense to be higher in 2024 than in 2023 as we add new clinical trials and our existing trials enroll more patients. Research and development spending in future years will depend on the outcome of our pre-clinical and clinical trials and our development plans.

Selling, general and administrative expense – Selling, general and administrative expense includes (1) compensation of employees, consultants and contractors engaged in commercial and administrative activities, (2) the cost of vendors supporting commercial activities and (3) legal and accounting fees.
Selling, general and administrative expense for the years ended December 31, 2023, 2022 and 2021 was $184.3 million, $152.8 million and $122.4 million, respectively. The increase for the year ended December 31, 2023 compared to 2022 was primarily due to increased employee compensation expenses and legal fees.
We expect our selling, general and administrative expense to be higher in 2024 than in 2023 due to increased commercial and administrative activities, including litigation and administrative support for increased research and development and marketing efforts.
Interest and other income – Interest and other income for the years ended December 31, 2023, 2022 and 2021 was $17.3 million, $3.6 million and $0.5 million, respectively, and consisted primarily of interest income from marketable securities. The increase for the year ended December 31, 2023 compared to 2022 was due to market-wide increase in interest rates.
Income tax expense – Income tax expense for the years ended December 31, 2023, 2022, and 2021 was $18.4 million, $14.8 million, and $12.5 million, respectively. The increase for the year ended December 31, 2023 compared to 2022 was due to decreased excess tax benefits for stock option exercises.
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
As of December 31, 2023, we had cash, cash equivalents and marketable securities of $425.4 million, consisting of cash and cash equivalents of $135.6 million and marketable securities of $289.8 million, compared to cash, cash equivalents and marketable securities of $436.6 million, consisting of cash and cash equivalents of $66.3 million and marketable securities of $370.3 million as of December 31, 2022.
The cash in our bank accounts and our marketable securities could be reduced or our access to them restricted if the financial institutions holding them were to fail or severely adverse conditions were to arise in the markets for public or private debt securities. We have never experienced a material lack of access to cash or material realized losses.
Net cash provided by operating activities for the years ended December 31, 2023, 2022 and 2021 was $127.0 million, $120.3 million and $167.9 million, respectively. The increase for the year ended December 31, 2023 compared to 2022 was primarily due to higher revenue.
Net cash provided by (used in) investing activities for the years ended December 31, 2023, 2022 and 2021 was $90.9 million, $(114.3) million and $136.1 million, respectively. The change for the year ended December 31, 2023 compared to 2022 was primarily due to allocation of cash proceeds from maturities of marketable securities towards cash equivalents in anticipation of the closing of our tender offer in April 2023 and in anticipation of our share buyback program announced in January 2024.
Net cash used in financing activities was $148.7 million, $17.3 million and $302.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. In the year ended December 31, 2023, we spent $154.5 million acquiring shares of our common stock, comprised of $145.4 million pursuant to our tender offer, $7.4 million acquiring shares of our common stock in connection with the net exercise of employee and director stock options and $1.7 million to satisfy tax withholding requirements from vesting of restricted stock grants, offset by $3.8 million received in connection with our ESPP and $2.0 million net cash received from the exercise of stock options, resulting in net cash used in financing activities of $148.7 million. For the year ended December 31, 2022, we spent $21.7 million acquiring shares of our common stock, offset by $4.4 million received from the exercise of stock options, resulting in net cash used in financing activities of $17.3 million.
As of December 31, 2023, we had retained earnings of $402.5 million.

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
Government Rebates
Korlym is eligible for purchase by, or qualifies for reimbursement from, Medicaid, Medicare and other government programs that are eligible for rebates on the price they pay for Korlym. To determine the appropriate amount to reserve against these rebates, we identify Korlym sold to patients covered by government-funded programs, apply the applicable government discount to these sales, then estimate utilization of such programs by government payors. We (i) deduct this reserve from revenue in the period to which the rebates relate and (ii) include in accrued expenses on our consolidated balance sheet a current liability of equal amount.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our investment activities is to preserve capital. As of December 31, 2023, the fair value of our cash and cash equivalents and marketable securities was $425.4 million. Our marketable securities consisted of corporate notes, commercial paper, asset-backed securities, U.S. Treasury and government agency securities and a money market fund invested in short-term U.S. Treasury securities maintained at a major U.S. financial institution. To minimize our exposure to interest rate and other market risks, we have limited the maturities of our investments to less than three years, with the duration of our portfolio not to exceed two years. Additionally, except for securities issued by the United States government or its agencies, securities of any one issuer may not make up more than ten percent of our portfolio’s market value. Due to the short-term nature and high liquidity of these instruments, an increase or decrease in market interest rates by 25 basis points would not have a material impact on the total value of our portfolio as of December 31, 2023.
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
As of December 31, 2023, our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of December 31, 2023, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2023.
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
(d) Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Corcept Therapeutics Incorporated
Opinion on Internal Control over Financial Reporting
We have audited Corcept Therapeutics Incorporated’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Corcept Therapeutics Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 15, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
San Mateo, California
February 15, 2024
ITEM 9B. OTHER INFORMATION
Insider Trading Arrangements
During the three months ended December 31, 2023, no directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, terminated or modified any contract, instruction or written plan for the purchase or sales of our securities intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Certain information required by Part III is omitted from this Form 10-K because we expect to file with the United States Securities and Exchange Commission, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, a definitive proxy statement (“Proxy Statement”), pursuant to Regulation 14A in connection with the solicitation of proxies for our 2024 Annual Meeting of Stockholders, and certain information included therein is incorporated herein by reference.
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
(A)    EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 24, 2023).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on December 11, 2023).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-112676) filed on February 10, 2004).

4.2	Description of Common Stock (incorporated by reference to Exhibit 4.2 to the registrant’s Annual Report on Form 10-K filed on February 23, 2021)

10.1†
Form of Indemnification Agreement for directors and officers approved by the Board of Directors on September 24, 2007 (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007).

10.2†
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

10.5†	Employment offer letter to Charles Robb dated August 12, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 8, 2011).

Exhibit Number	Description of Document

10.6†	Corcept Therapeutics Incorporated 2012 Incentive Award Plan (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 21, 2012).

10.7†	Form of 2012 Incentive Award Plan Stock Option Grant Notice and Agreement

10.8†	Form of 2012 Incentive Award Plan Restricted Stock Unit Grant Notice and Agreement

10.9†	Form of 2012 Incentive Award Plan Restricted Stock Award Grant Notice and Agreement

10.10
Amendment to Manufacturing Agreement with Produits Chimiques Auxiliaires et de Synthese SA, dated February 21, 2013 (incorporated by reference to Exhibit 10.31 to the registrant’s Annual Report on Form 10-K filed on March 15, 2013).

10.11
Amendment to Manufacturing Agreement with Produits Chimiques Auxiliaires et de Synthese SA, dated August 1, 2013 (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed on August 9, 2013).

10.12
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

10.14#
Manufacturing and Supply Agreement with Produits Chimiques Auxiliaires et de Synthese SA, dated March 20, 2014 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on May 12, 2014).

10.15#
Distribution Services Agreement, dated August 4, 2017, between Corcept Therapeutics Incorporated and Optime Care, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 3, 2017).

10.16##
Amendment No. 1 to Distribution Services Agreement by and between Optime Care, Inc. and Corcept Therapeutics Incorporated, made and entered into as of August 1, 2022. (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on November 3, 2022).

10.17##
Amendment No. 2 to Distribution Services Agreement by and between Optime Care, Inc. and Corcept Therapeutics Incorporated, made and entered into as of August 1, 2022. (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed on November 3, 2022)

10.18#
Task Order Number One to Distribution Services Agreement, dated August 4, 2017, between Corcept Therapeutics Incorporated and Optime Care, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on November 3, 2017).

10.19#
Amendment No. 1 to the Manufacturing and Supply Agreement effective March 19, 2014 with PCAS SA, dated July 25, 2018 (incorporated by reference to Exhibit 10.32 to the registrant's Annual Report on Form 10-K filed on February 26, 2019).

10.20
Office Lease Agreement by and between Exponent Realty, LLC and Corcept Therapeutics Incorporated, effective as of April 1, 2016 (incorporated by reference to Exhibit 10.34 to the registrant's Annual Report on Form 10-K filed on February 24, 2020).

10.21
First Amendment to Office Lease Agreement by and between Exponent Realty, LLC and Corcept Therapeutics Incorporated, made and entered into as of June 1, 2017 (incorporated by reference to Exhibit 10.35 to the registrant's Annual Report on Form 10-K filed on February 24, 2020).

10.22
Second Amendment to Office Lease Agreement by and between Exponent Realty, LLC and Corcept Therapeutics Incorporated, made and entered into as of March 12, 2018 (incorporated by reference to Exhibit 10.36 to the registrant's Annual Report on Form 10-K filed on February 24, 2020).

10.23
Third Amendment to Office Lease Agreement by and between Exponent Realty, LLC and Corcept Therapeutics Incorporated, made and entered into as of November 8, 2018 (incorporated by reference to Exhibit 10.37 to the registrant's Annual Report on Form 10-K filed on February 24, 2020).

Exhibit Number	Description of Document

10.24
Fourth Amendment to Office Lease Agreement by and between Exponent Realty, LLC and Corcept Therapeutics Incorporated, made and entered into as of October 23, 2019 (incorporated by reference to Exhibit 10.38 to the registrant's Annual Report on Form 10-K filed on February 24, 2020).

10.25†
Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Hazel Hunt, dated August 3, 2020 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on August 4, 2020).

10.26†
Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Joseph Douglas (“J.D.”) Lyon, dated August 3, 2020 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on August 4, 2020).

10.27†
Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Sean Maduck, dated August 3, 2020 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on August 4, 2020).

10.28
Fifth Amendment to Office Lease Agreement by and between Exponent Realty, LLC and Corcept Therapeutics Incorporated, made and entered into as of June 17, 2020 (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed on August 4, 2020).

10.29
Sixth Amendment to Office Lease Agreement by and between Exponent Realty, LLC and Corcept Therapeutics Incorporated, made and entered into as of July 22, 2020 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 3, 2020).

10.30†	Employment offer letter to Atabak Mokari, dated March 1, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 1, 2021).

10.31†
Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Atabak Mokari, dated March 1, 2021 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 1, 2021).

10.32†	Employment offer letter to William Guyer, dated July 2, 2021 (incorporated by reference to Exhibit 10.1 to the registrant's Annual Report on Form 10-K filed on February 15, 2022).

10.33†
Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and William Guyer, dated February 9, 2022 (incorporated by reference to Exhibit 10.2 to the registrant's Annual Report on Form 10-K filed on February 15, 2022).

10.34
Seventh Amendment to Office Lease Agreement by and between Exponent Realty, LLC and Corcept Therapeutics Incorporated, made and entered into as of March 18, 2022 (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed on May 5, 2022).

10.35
Eighth Amendment to Office Lease Agreement by and between Exponent Realty, LLC and Corcept Therapeutics Incorporated, made and entered into as of April 1, 2023 (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed on May 3, 2023).

10.36	Corcept Therapeutics Incorporated Insider Trading Policy and 10b5-1 Trading Plan Guidelines

97	Corcept Therapeutics Incorporated Compensation Clawback Policy

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (See signature page)

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Atabak Mokari

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Atabak Mokari

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit Number	Description of Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

#	Confidential treatment granted
##	Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) information that the registrant treats as private or confidential. The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.
†	Management contract or compensatory plan or arrangement
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

By:	/s/ JOSEPH K. BELANOFF
Joseph K. Belanoff, M.D.,
Chief Executive Officer and President
Date:	February 15, 2024
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
Pursuant to the requirements of the Exchange Act, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOSEPH K. BELANOFF	Chief Executive Officer, President and Director	February 15, 2024
Joseph K. Belanoff, M.D.	(Principal Executive Officer)

/s/ ATABAK MOKARI	Chief Financial Officer	February 15, 2024
Atabak Mokari	(Principal Financial Officer)

/s/ JOSEPH DOUGLAS LYON	Chief Accounting Officer	February 15, 2024
Joseph Douglas Lyon	(Principal Accounting Officer)

/s/ JAMES N. WILSON	Director and Chairman of the Board of Directors	February 15, 2024
James N. Wilson

/s/ GREGG ALTON	Director	February 15, 2024
Gregg Alton

/s/ G. LEONARD BAKER, JR.	Director	February 15, 2024
G. Leonard Baker, Jr.

/s/ GILLIAN CANNON	Director	February 15, 2024
Gillian Cannon

/s/ DAVID L. MAHONEY	Director	February 15, 2024
David L. Mahoney

/s/ JOSHUA MURRAY	Director	February 15, 2024
Joshua Murray

/s/ KIMBERLY PARK	Director	February 15, 2024
Kimberly Park

/s/ DANIEL N. SWISHER, JR	Director	February 15, 2024
Daniel N. Swisher, Jr.

CORCEPT THERAPEUTICS INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Corcept Therapeutics Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Corcept Therapeutics Incorporated (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Net Product Revenue - Accounting for Government Rebates
Description of the matter
As of December 31, 2023, accrued government rebates were $18.5 million, and the Company recognized $52.3 million in revenue reductions associated with rebates during the year-ended December 31, 2023. As discussed in Note 1 to the consolidated financial statements, the Company recognizes revenues net of government rebates and accrues for rebates in the same period the product is sold. However, third-party reporting and payment of the rebate amount occur on a time lag. Allowances for rebates include mandated discounts due to the Company’s participation in various government health care programs. The Company estimates accrued rebates, considering actual revenue, formulaic rebate rates, historical payment experience and expected utilization under each program, and changes in product pricing and information regarding changes in program regulations and guidelines.

Auditing government rebates was complex due to the time lag associated with third-party reporting of rebate amounts, complexity in the calculations of government pricing used to determine the rebate price and the judgmental nature of the utilization assumptions. The complexities associated with government pricing calculations required the involvement of specialists.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement relating to the measurement and valuation of government rebates. For example, we tested controls over management’s review of the government rebate accrual, including the significant assumptions and data inputs provided by third parties.

To test government rebates, our audit procedures included, among others, evaluating the methodologies, key assumptions, and testing the underlying data used by the Company. We performed analytics on the Company’s net product revenue. We evaluated the reasonableness of management’s assumptions by comparing against historical trends, evaluated the change in estimated accruals from the prior periods, and assessed the historical accuracy of the Company’s estimates against actual results. We utilized government pricing specialists in evaluating the Company’s application of government rebate program regulations and calculations of government prices used to estimate rebates during the year ended December 31, 2023.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2001.
San Mateo, California
February 15, 2024

CORCEPT THERAPEUTICS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$135,551	$66,329
Short-term marketable securities	232,670	365,343
Trade receivables, net of allowances	41,123	31,057
Insurance recovery receivable related to Melucci litigation (Note 10)	14,000	14,000
Inventory	7,730	6,100
Prepaid expenses and other current assets	27,562	16,424
Total current assets	458,636	499,253
Strategic inventory	8,244	10,931
Operating lease right-of-use asset	120	1,143
Property and equipment, net of accumulated depreciation and amortization	195	633
Long-term marketable securities	57,176	4,947
Other assets	6,541	5,058
Deferred tax assets, net	90,605	61,465
Total assets	$621,517	$583,430
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,396	$11,976
Accrued research and development expenses	21,330	14,573
Accrued and other liabilities	51,628	30,799
Accrued settlement related to Melucci litigation (Note 10)	14,000	14,000
Short-term operating lease liability	151	1,143
Total current liabilities	104,505	72,491
Long-term accrued income taxes payable	10,307	9,097
Total liabilities	114,812	81,588
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000 shares authorized and no shares outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, par value $0.001 per share, 280,000 shares authorized and 134,344 issued and 103,405 outstanding as of December 31, 2023 and 130,959 shares issued and 107,835 outstanding as of December 31, 2022	133	131
Treasury stock; at cost; 30,938 shares of common stock as of December 31, 2023 and 23,124 shares of common stock as of December 31, 2022	(635,078)	(456,148)
Additional paid-in capital	738,515	662,342
Accumulated other comprehensive income (loss)	609	(869)
Retained earnings	402,526	296,386
Total stockholders’ equity	506,705	501,842
Total liabilities and stockholders’ equity	$621,517	$583,430
The accompanying notes are an integral part of these consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Product revenue, net	$482,375	$401,858	$365,978
Operating expenses:
Cost of sales	6,481	5,385	5,281
Research and development	184,353	130,991	113,864
Selling, general and administrative	184,259	152,848	122,356
Settlement expense related to Melucci litigation	—	14,000	—
Insurance recovery related to Melucci litigation	—	(14,000)	—
Total operating expenses	375,093	289,224	241,501
Income from operations	107,282	112,634	124,477
Interest and other income	17,275	3,557	529
Income before income taxes	124,557	116,191	125,006
Income tax expense	(18,417)	(14,773)	(12,494)
Net income	$106,140	$101,418	$112,512

Net income attributable to common stockholders	$105,496	$101,288	$112,512

Basic net income per common share	$1.02	$0.95	$0.97

Diluted net income per common share	$0.94	$0.87	$0.89

Weighted-average shares outstanding used in computing net income per common share
Basic	103,560	106,787	115,653
Diluted	111,742	115,966	125,963
The accompanying notes are an integral part of these consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Net income	$106,140	$101,418	$112,512
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax impact of $(353), $105, and $198	1,120	(331)	(621)
Foreign currency translation gain (loss), net of tax	358	(311)	(21)
Total comprehensive income	107,618	100,776	111,870
The accompanying notes are an integral part of these consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$106,140	$101,418	$112,512
Adjustments to reconcile net income to net cash provided by operations:
Stock-based compensation	48,940	42,442	42,931
(Accretion) of discount and Amortization of premium on marketable securities, net	(9,128)	1,383	5,083
Amortization of cloud computing arrangements	465	477	409
Depreciation and amortization of property and equipment	577	782	1,072
Deferred income taxes	(29,493)	(33,905)	4,346
Non-cash amortization of right-of-use asset	1,320	2,187	1,995
Other	—	—	10
Changes in operating assets and liabilities:
Trade receivables	(10,066)	(3,432)	(1,427)
Insurance recovery receivable related to Melucci litigation	—	(14,000)	—
Inventory	1,265	1,199	3,444
Prepaid expenses and other current assets	(11,603)	(6,557)	(4,006)
Other assets	(1,483)	(1,975)	1,917
Accounts payable	5,778	4,757	(3,597)
Accrued research and development expenses	6,757	2,131	(1,262)
Accrued and other liabilities	17,649	2,927	6,479
Accrued settlement related to Melucci litigation	—	14,000	—
Long-term accrued income taxes	1,210	8,688	11
Operating lease liability	(1,289)	(2,199)	(2,025)
Net cash provided by operating activities	127,039	120,323	167,892
Cash flows from investing activities:
Purchases of property and equipment	(139)	(413)	(469)
Proceeds from maturities of marketable securities	419,793	241,152	398,937
Proceeds from sales of marketable securities	—	—	50,463
Purchases of marketable securities	(328,748)	(355,066)	(312,805)
Net cash provided (used in) by investing activities	90,906	(114,327)	136,126
Cash flows from financing activities:
Proceeds from issuance of common stock under our incentive award plan, net of issuance costs	5,811	4,381	16,229
Repurchase of common stock in connection with Tender Offer	(145,428)	—	(207,500)
Repurchases of common stock in connection with Stock Repurchase Program	—	—	(88,485)
Cash paid to satisfy statutory withholding requirement for net settlement of cashless option exercises and vesting of restricted stock grants	(9,106)	(21,665)	(22,835)
Net cash used in financing activities	(148,723)	(17,284)	(302,591)
Net increase (decrease) in cash and cash equivalents	69,222	(11,288)	1,427
Cash and cash equivalents, at beginning of period	66,329	77,617	76,190
Cash and cash equivalents, at end of period	$135,551	$66,329	$77,617

Supplemental disclosure:
Income taxes paid	$47,602	$39,747	$9,104
Exercise cost of shares repurchased for net settlement of cashless option exercises	$25,032	$24,388	$15,796
Recognition of right-of-use asset in exchange for lease liability	$297	$2,816	$—
The accompanying notes are an integral part of these consolidated financial statements

CORCEPT THERAPEUTICS INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	116,735	$122	$516,140	$(75,795)	$415	$82,456	$523,338
Issuance of common stock upon exercise of options	4,632	5	32,041	—	—	—	32,046
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(1,560)	—	—	(38,631)	—	—	(38,631)
Stock-based compensation	—	—	43,168	—	—	—	43,168
Other comprehensive loss, net of tax	—	—	—	—	(642)	—	(642)
Purchase of treasury stock in connection with Stock Repurchase Program	(3,867)	—	—	(88,485)	—	—	(88,485)
Purchase of treasury stock in connection with Tender Offer	(10,000)	—	—	(207,500)	—	—	(207,500)
Net income	—	—	—	—	—	112,512	112,512
Balance at December 31, 2021	105,940	127	591,349	(410,411)	(227)	194,968	375,806
Issuance of common stock under our incentive award plan	3,741	4	28,478	—	—	—	28,482
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(1,846)	—	—	(45,737)	—	—	(45,737)
Stock-based compensation	—	—	42,515	—	—	—	42,515
Other comprehensive loss, net of tax	—	—	—	—	(642)	—	(642)
Net income	—	—	—	—	—	101,418	101,418
Balance at December 31, 2022	107,835	131	662,342	(456,148)	(869)	296,386	501,842
Issuance of common stock under incentive award plan	3,383	2	29,126	—	—	—	29,128
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(1,203)	—		(32,424)	—	—	(32,424)
Repurchase of common stock in connection with Tender Offer	(6,610)	—	—	(145,428)	—	—	(145,428)
Excise tax related to net share repurchases	—	—	—	(1,078)	—	—	(1,078)
Stock-based compensation	—	—	45,977	—	—	—	45,977
Vesting of RSAs in connection with ESPP	—	—	1,070	—	—	—	1,070
Other comprehensive gain, net of tax	—	—	—	—	1,478	—	1,478
Net income	—	—	—	—	—	106,140	106,140
Balance at December 31, 2023	103,405	$133	$738,515	$(635,078)	$609	$402,526	$506,705
The accompanying notes are an integral part of these consolidated financial statements

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
Description of Business and Basis of Presentation
Corcept Therapeutics Incorporated (collectively, “Corcept,” the “Company,” “we,” “us” and “our”) is a commercial-stage pharmaceutical company engaged in the discovery and development of medications to treat severe endocrinologic, oncologic, metabolic and neurologic disorders by modulating the effects of the hormone cortisol. In 2012, the United States Food and Drug Administration (“FDA”) approved Korlym (“mifepristone”) 300 mg tablets, as a once-daily oral medication for the treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. We have discovered and patented four structurally distinct series of selective cortisol modulators, consisting of more than 1,000 compounds. We are developing compounds from these series as potential treatments for a broad range of serious disorders.
We were incorporated in the State of Delaware in May 1998. Our headquarters are located in Menlo Park, California.
Basis of Presentation
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).
Principles of Consolidation
Our consolidated financial statements include the financial position and results of operations of Corcept Therapeutics UK Limited, our wholly owned subsidiary, which we incorporated in the United Kingdom in March 2017. All material intercompany balances and transactions have been eliminated in consolidation.
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

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Credit and Concentration Risks
Our cash, cash equivalents and marketable securities are held in four financial institutions. We are subject to credit risk from our cash equivalents and marketable securities. We limit our investments to U.S. Treasury obligations and high-grade corporate debt and asset-backed securities with less than a 36-month maturity at the time of purchase. These investments are diversified and do not expose us to concentrations of credit risk. We have never experienced a loss in, or lack of access to, our operating or investment accounts.
We have an agreement with one third-party manufacturer to supply mifepristone, the active pharmaceutical ingredient (“API”), in Korlym.
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
Net Product Revenue
We sell Korlym directly to patients through a single specialty pharmacy. We also sell Korlym to a specialty distributor (“SD”), for which we recognize revenue at the time the SD receives Korlym. SD sales were less than one percent of our net revenue in each of the years ended December 31, 2023, 2022 and 2021.
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

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Government Rebates: Korlym is eligible for purchase by, or qualifies for reimbursement from, Medicaid, Medicare and other government programs that are eligible for rebates on the price they pay for Korlym. To determine the appropriate amount to reserve against these rebates, we identify Korlym sold to patients covered by government-funded programs, apply the applicable government discount to these sales, then estimate utilization of such programs by government payors. We (i) deduct this reserve from revenue in the period to which the rebates relate and (ii) include in accrued expenses on our consolidated balance sheet a current liability of an equal amount.
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
The following table summarizes activity in each of the product revenue allowance and reserve categories for the years ended December 31, 2023, 2022 and 2021:

	Chargebacks	Government Rebates	Total
	(in thousands)
Balance at December 31, 2020	$163	$9,412	$9,575
Provision related to current period sales	394	33,709	34,103
Provision related to prior period sales	(29)	(1,047)	(1,076)
Credit or payments made during the period	(478)	(30,900)	(31,378)
Balance at December 31, 2021	50	11,174	11,224
Provision related to current period sales	557	38,745	39,302
Provision related to prior period sales	78	(68)	10
Credit or payments made during the period	(455)	(38,753)	(39,208)
Balance at December 31, 2022	230	11,098	11,328
Provision related to current period sales	346	52,825	53,171
Provision related to prior period sales	(88)	(555)	(643)
Credit or payments made during the period	(266)	(44,900)	(45,166)
Balance at December 31, 2023	$222	$18,468	$18,690
Research and Development
Research and development expense includes the direct cost of discovering and screening new compounds, pre-clinical studies, clinical trials, manufacturing development, submissions to regulatory agencies and related overhead costs. We expense nonrefundable payments and the cost of technologies and materials used in research and development as we incur them.

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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
In addition, we have issued RSAs in connection with our Employee Stock Purchase Plan (“ESPP”) that vest on the condition that the participating employee hold the corresponding shares purchased under the ESPP for one year from the purchase date. The participating employee is granted one RSA for each share purchased in the ESPP. We initially measure the fair value of these RSAs based on the grant date fair value determined using the closing price of our common stock on the date the purchase of the corresponding ESPP shares is made. This fair value of the RSA is amortized over the one-year holding period. As a result of the RSA’s being reported as liability-classified awards, they must be remeasured at each reporting date until settlement. Ultimately, the compensation cost recognized for the RSA award will equal the fair value of the Company’s common stock on the date the RSA is fully vested and settled. See Note 7, Preferred Stock and Stockholders’ Equity regarding our ESPP.
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

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This ASU is effective for public companies with annual periods beginning after December 15, 2024, with early adoption permitted. We plan to adopt this guidance for the fiscal year ending December 31, 2025. We are currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, to improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The standard is effective for public companies with annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. We plan to adopt this guidance for the fiscal year ending December 31, 2024. We are currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.
2. Significant Agreements
Commercial Agreement
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
3. Available for Sale Marketable Securities and Fair Value Measurements
The available-for-sale securities in our Consolidated Balance Sheets are as follows:

	December 31,
	2023	2022
	(in thousands)
Cash equivalents	$97,170	$36,380
Short-term marketable securities	232,670	365,343
Long-term marketable securities	57,176	4,947
Total marketable securities	$387,016	$406,670

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The following table presents our available-for-sale securities grouped by asset type:

	Fair Value Hierarchy Level	December 31, 2023				December 31, 2022
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Corporate bonds	Level 2	$120,508	$307	$—	$120,815	$151,069	$—	$(625)	$150,444
Commercial paper	Level 2	75,308	20	(9)	75,319	136,132	—	—	136,132
U.S. government agency securities	Level 2	—	—	—	—	25,113	23	—	25,136
Asset-backed securities	Level 2	—	—	—	—	185	—	—	185
U.S. Treasury securities	Level 1	93,655	61	(4)	93,712	58,536	—	(142)	58,394
Money market funds	Level 1	97,170	—	—	97,170	36,379	—	—	36,379
Total marketable securities		$386,641	$388	$(13)	$387,016	$407,414	$23	$(767)	$406,670
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
We classified accrued interest on our marketable securities of $1.7 million and $1.8 million as of December 31, 2023 and 2022, respectively, as prepaid and other current assets on our consolidated balance sheets.
As of December 31, 2023, all our marketable securities had original maturities of no more than 27 months and all our marketable securities classified as short-term have maturities of less than one year. The weighted-average maturity of our holdings was seven months. As of December 31, 2023, our long-term marketable securities had remaining maturities between 13 months and 22 months. None of our marketable securities changed from one fair value hierarchy to another during the year ended December 31, 2023.
4. Composition of Certain Balance Sheet Items
Inventory

	Year Ended December 31,
	2023	2022
	(in thousands)
Work in progress	$8,233	$7,827
Finished goods	7,741	9,204
Total inventory	15,974	17,031
Less strategic inventory classified as non-current	(8,244)	(10,931)
Total inventory classified as current	$7,730	$6,100
Because we rely on one manufacturer to produce Korlym’s API, we have purchased and hold significant quantities of API, included in work in progress inventory. We classify inventory we do not expect to sell within 12 months of the balance sheet date as “Strategic inventory,” a non-current asset.

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Accrued and other liabilities

	Year Ended December 31,
	2023	2022
	(in thousands)
Accrued compensation	$25,457	$15,511
Government rebates	18,468	11,098
Income taxes payable	1,814	89
Accrued selling and marketing costs	1,771	434
Accrued Manufacturing Costs	1,455	20
Excise tax payable	1,078	—
Legal fees	542	2,673
Professional fees	389	211
Other	654	763
Total accrued and other liabilities	$51,628	$30,799
Other assets
As of December 31, 2023 and 2022, other assets included $6.4 million and $4.9 million of deposits for clinical trials, respectively.
5. Leases
We lease our office facilities in Menlo Park, California. On April 1, 2023, we signed an amendment to extend our lease through June 30, 2024. As a result of this amendment, we recognized an additional right-of-use asset and corresponding lease liability of $0.3 million in the year ended December 31, 2023. The right-of-use asset and lease liability recognized equals the present value of the remaining payments due under our amended lease.
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
Operating lease expense for the years ended December 31, 2023, 2022 and 2021 was $2.4 million, $2.3 million and $2.1 million, respectively.
Our right-of-use assets and related lease liabilities were as follows (in thousands, except weighted average amounts):

	Year Ended December 31,
	2023	2022
Cash paid for operating lease liabilities	$2,391	$2,265
Recognition of right-of-use asset in exchange for lease liability	$297	$2,816
Weighted-average remaining lease term	6 months	6 months
Weighted-average discount rate	8.0%	4.0%
As of December 31, 2023, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

2024	$155
Total operating lease payments	155
Less imputed interest	(4)
Present value of operating lease liabilities	$151

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

As of December 31, 2023, future minimum lease payments under non-cancellable short-term leases were $1.1 million for 2024. We do not recognize right-of-use assets or lease liabilities for leases with a term of twelve months or less, rather, we recognize the associated lease payments in the condensed consolidated statements of income on a straight-line basis over the lease term.
6. Related Party Transactions
There were no related party transactions during the years ended December 31, 2023, 2022, and 2021.
7. Preferred Stock and Stockholders’ Equity
Preferred Stock
Our Board of Directors is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue up to an aggregate of 10.0 million shares of preferred stock at $0.001 par value in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences. The rights of the holders of common stock will be subject to the rights of holders of any preferred stock that may be issued in the future. As of December 31, 2023 and 2022, we had no outstanding shares of preferred stock.
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
In November 2021, we announced that our Board of Directors approved a tender offer to purchase up to 10 million shares of our common stock. The tender offer commenced on November 8, 2021 and expired on December 15, 2021. We repurchased 10 million shares through the tender offer at a price of $20.75 per share for an aggregate purchase price of $207.5 million, excluding fees and expenses relating to the tender offer.
In November 2020, we announced that our Board of Directors approved a program to repurchase up to $200 million of our common stock (the “Stock Repurchase Program”). The terms of this program did not require us to acquire any shares and allowed for repurchases by a variety of methods, including open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions or any combination of such methods. The Stock Repurchase Program expired by its terms on September 30, 2021. During the year ended December 31, 2021, we purchased 3.9 million shares of common stock under the Stock Repurchase Program in open market transactions at an average price of $22.88 per share, for aggregate purchase price of $88.5 million.
During the years ended December 31, 2023, 2022 and 2021, we issued 2.4 million, 3.7 million and 4.6 million shares, respectively, of our common stock upon the exercise of stock options. Some option holders exercised their options on a “net exercise” basis, pursuant to which they surrendered to us, and we purchased from them, at the then current market price, shares equal in value to the associated exercise price and tax withholding obligations. During the years ended December 31, 2023, 2022 and 2021, we purchased 1.2 million, 1.8 million and 1.6 million shares, respectively, in connection with such option net exercises and paid $7.4 million, $21.3 million and $22.8 million, respectively, to satisfy associated tax withholding obligations.
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

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

expected to vest over periods ranging from one year to four years. We assume the vesting period of the options that we grant under the 2012 Plan to be equal to the option grantee’s period of service.
As of December 31, 2023, we had 7.7 million shares available for future issuance under the 2012 plan.
Stock Option activity during 2023
The following table summarizes option activity under the 2012 Plan:

	Outstanding Options
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance at December 31, 2022	23,198	$15.13
Options granted	3,178	$23.49
Options exercised	(2,355)	$11.47
Options cancelled and forfeited	(651)	$21.16
Balance at December 31, 2023	23,370	$16.47	5.79	$374,129

Options exercisable at December 31, 2023	17,924	$14.41	5.00	$323,814

Options fully vested and expected to vest at December 31, 2023	23,149	$16.40	5.76	$372,158
The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $36.0 million, $63.4 million and $78.9 million, respectively, based on the difference between the closing price of our common stock on the date of exercise and the exercise price.
The total fair value of options that vested during the years ended December 31, 2023, 2022 and 2021 was $42.4 million, $43.2 million and $40.4 million, respectively.
As of December 31, 2023, we had $67.3 million of unrecognized compensation expense for options outstanding, which had a weighted-average remaining vesting period of 2.35 years.
RSA and RSU (collectively, “restricted stock”) activity during 2023
The following table summarizes restricted stock activity under the 2012 Plan:

	Outstanding Restricted Stock
	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance at December 31, 2022	455	$23.91
Restricted stock granted	659	$24.04
Restricted stock vested	(184)	$23.87
Restricted stock cancelled and forfeited	(103)	$23.26
Balance at December 31, 2023	827	$24.10	2.73	$4,910
As of December 31, 2023, we had $14.9 million of unrecognized compensation expense for restricted stock outstanding, which had a weighted-average remaining vesting period of 2.66 years.

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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
As of December 31, 2023 and 2022, we recorded $3.2 million and $0.2 million, respectively, of stock-based compensation related to RSAs granted in connection with our ESPP in “Accrued and other liabilities” on our consolidated balance sheet.
Option Valuation Assumptions
The following table summarizes the weighted-average assumptions and resultant fair value-based measurements for options granted.

	Year Ended December 31,
	2023	2022	2021
Weighted-average assumptions for options granted:
Risk-free interest rate	3.87%	1.97%	0.76%
Expected term	6.7 years	6.4 years	6.3 years
Expected volatility of stock price	53.0%	56.5%	60.7%
Dividend rate	0%	0%	0%
Weighted-average grant date fair value-based measurement	$13.65	$11.27	$15.06
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

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Stock-based Compensation
The following table summarizes our stock-based compensation by financial statement classification.

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Stock-based compensation capitalized in inventory	$208	$280	$237
Cost of sales	52	70	59
Research and development	15,402	12,800	14,106
Selling, general and administrative	33,486	29,572	28,766
Total stock-based compensation	$49,148	$42,722	$43,168
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
The following table shows the computation of net income per share for each period:

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders	$105,496	$101,288	$112,512
Denominator:
Weighted-average shares used to compute basic net income per common share	103,560	106,787	115,653
Dilutive effect of employee stock options and unvested RSUs	8,182	9,179	10,310
Weighted-average shares used to compute diluted net income per common share	111,742	115,966	125,963
Net income per share attributable to common stockholders
Basic	$1.02	$0.95	$0.97
Diluted	$0.94	$0.87	$0.89
We excluded from the computation of diluted net income per share, on a weighted-average basis, 9.1 million stock options and unvested RSUs outstanding during the year ended December 31, 2023, and 7.3 million and 4.5 million stock options outstanding during the years ended December 31, 2022 and 2021, respectively, because including them would have reduced dilution.

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

9. Income Taxes
The domestic and foreign components of income before income taxes were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Domestic	$125,691	$116,871	$126,308
Foreign	(1,134)	(680)	(1,302)
Income before income taxes	$124,557	$116,191	$125,006
The income tax expense for the years ended December 31, 2023, 2022, and 2021 consisted of the following:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
U.S. federal taxes:
Current	$40,265	$39,132	$4,675
Deferred	(25,613)	(28,122)	5,066
Total U.S. federal taxes	14,652	11,010	9,741
State taxes:
Current	7,590	9,515	3,432
Deferred	(2,645)	(5,313)	(274)
Total state taxes	4,945	4,202	3,158
Foreign taxes:
Current	56	30	41
Deferred	(1,236)	(469)	(446)
Total foreign taxes	(1,180)	(439)	(405)
Total provision for income taxes	$18,417	$14,773	$12,494
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. Congress has considered legislation that would defer the amortization requirement to later years, but as of December 31, 2023, the requirement has not been modified. Accordingly, we have capitalized our research and development expenses for tax purposes, resulting in higher cash paid for taxes as compared to prior years.

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	Year Ended December 31,
	2023	2022
Deferred tax assets:	(in thousands)
Federal and state net operating losses	$3,942	$4,882
Capitalized research and patent costs	908	1,911
Capitalized research expenditures	61,760	36,465
Research credits	11,682	9,963
Stock-based compensation costs	21,676	17,956
Operating lease liability	37	280
Other	6,577	5,127
Total deferred tax assets	106,582	76,584
Valuation allowance	(15,947)	(14,839)
Deferred tax liabilities
Operating lease right-of-use asset	(30)	(280)
Total deferred tax liabilities	(30)	(280)
Net deferred tax assets	$90,605	$61,465
Each quarter, we assess the likelihood that we will generate sufficient taxable income to use our federal and state deferred tax assets. Except for the valuation allowances that offset our California net deferred tax assets, we have determined that it is more likely than not we will realize the benefit related to all other deferred tax assets. To the extent we increase a valuation allowance, we will include an expense in the Consolidated Statement of Income in the period in which such determination is made.
The valuation allowance increased by $1.1 million, $1.9 million and $1.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023, we had California net operating loss carryforwards of $55.6 million, which will begin to expire in the year 2032, and net operating loss carryforwards from other states of $0.7 million, which will begin to expire in the year 2035 if not utilized.
As of December 31, 2023, we also had California research and development credits of $16.8 million, which have no expiration date.
The following table presents a reconciliation from the statutory federal income tax rate to the effective rate.

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
U.S. federal taxes at statutory rate	$26,157	$24,400	$26,251
R&D and other credits	(11,508)	(9,114)	(7,579)
State income taxes, net of federal benefit	3,897	3,320	2,495
Non-deductible compensation	3,295	4,354	990
Stock-based compensation	(2,951)	(7,980)	(9,568)
Other	(473)	(207)	(95)
Total	$18,417	$14,773	$12,494

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

We maintain liabilities for uncertain tax positions. The measurement of these liabilities involves considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other pertinent information.
The aggregate annual changes in the balance of gross unrecognized tax benefits are as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Beginning balance	$11,425	$9,237	$7,471
Increase in tax positions for prior years	112	53	103
Decreases in tax positions for prior years	(205)	—	—
Decrease in tax positions for expirations of statute of limitations	(750)	—	—
Increase in tax positions for current year	2,440	2,135	1,663
Decrease in tax positions for current year	—	—	—
Ending balance	$13,022	$11,425	$9,237
As of December 31, 2023, the amount of unrecognized tax benefits that would favorably impact the effective tax rate were approximately $10.2 million, and approximately $2.8 million of unrecognized tax benefits would be offset by a change in the valuation allowance. A valuation allowance is maintained on the remaining tax benefits related to California deferred tax assets and would not impact the effective tax rate. We had no or insignificant amounts of accrued interest and no accrued penalties related to unrecognized tax benefits as of December 31, 2023, 2022 and 2021. We do not expect our unrecognized tax benefits to change materially over the next 12 months.
While we believe we have adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the recorded position. Accordingly, our provisions on federal and state tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.
The Company’s primary tax jurisdiction is the United States. For federal tax purposes, the years 2022 through 2023 remain open and subject to tax examination. For US state tax purposes, the years 2004 through 2023 generally remain open and subject to tax examination by the appropriate state taxing authorities.
10. Commitments and Contingencies
Manufacturing Agreements
We have an agreement with one third-party manufacturer to supply mifepristone, the active pharmaceutical ingredient (“API”) in Korlym, and two additional third-party manufacturers to produce and bottle Korlym tablets.
As of December 31, 2023, we had a $0.7 million remaining obligation in connection with commitments to purchase API from these third-party manufacturers. In January 2024, to ensure we have sufficient API to meet future demand of Korlym tablets, we committed to purchase an additional $3.0 million of API.
Taxes
As of December 31, 2023, we have recorded non-current taxes payable of $10.3 million related to uncertain tax positions.
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

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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
On February 8, 2023, we reached an agreement in principle (the “Proposed Settlement”) to resolve all claims in the Melucci litigation. Under the Proposed Settlement, we have agreed to make a one-time payment of $14.0 million, which will be covered in full by our insurers. In connection with the Proposed Settlement, we recorded a settlement expense of $14.0 million and corresponding insurance recovery of $14.0 million in Operating Expenses on our Consolidated Statement of Income in the fourth quarter of 2022. Accordingly, we recorded an accrued liability of $14.0 million for this settlement and a corresponding insurance recovery receivable of $14.0 million on our Consolidated Balance Sheet. The Court granted preliminary approval of the Proposed Settlement on January 4, 2024, following which we paid $14.0 million into escrow. Our insurers reimbursed us in full. Payment of any funds out of the designated escrow is pending the Court’s final approval of the Proposed Settlement, a hearing for which is scheduled for June 6, 2024.
No other losses and no other provisions for a loss contingency have been recorded to date.

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

11. Subsequent Events
On January 8, 2024, our Board of Directors approved a program authorizing the repurchase of up to $200 million of our common stock. Purchases under this program may be made in the open market, in privately negotiated transactions or otherwise. The timing and amount of any repurchases will be determined based on market conditions, our stock price and other factors. The program does not require us to repurchase any specific number of shares of its common stock and may be modified, suspended or discontinued at any time without notice.