Form 10-Q
period 2024-03-31
CORCEPT THERAPEUTICS INC
filed 2024-05-01
CIK 1088856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On April 24, 2024, there were 104,112,088 shares of common stock outstanding at a par value of $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2024	December 31, 2023
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$149,750	$135,551
Short-term marketable securities	261,011	232,670
Trade receivables, net of allowances	61,518	41,123
Insurance recovery receivable related to Melucci litigation (Note 4)	—	14,000
Inventory	7,190	7,730
Prepaid expenses and other current assets	23,898	27,562
Total current assets	503,367	458,636
Strategic inventory	7,846	8,244
Operating lease right-of-use asset	61	120
Property and equipment, net	127	195
Long-term marketable securities	40,276	57,176
Other assets	6,388	6,541
Deferred tax assets, net	97,870	90,605
Total assets	$655,935	$621,517
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,557	$17,396
Accrued research and development expenses	24,825	21,330
Accrued and other liabilities	59,744	51,628
Accrued settlement related to Melucci litigation (Note 4)	—	14,000
Short-term operating lease liability	76	151
Total current liabilities	97,202	104,505
Long-term accrued income taxes payable	10,869	10,307
Total liabilities	108,071	114,812
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock	—	—
Common stock	133	133
Treasury stock	(641,059)	(635,078)
Additional paid-in capital	758,244	738,515
Accumulated other comprehensive income	258	609
Retained earnings	430,288	402,526
Total stockholders’ equity	547,864	506,705
Total liabilities and stockholders’ equity	$655,935	$621,517
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Product revenue, net	$146,808	$105,654
Operating expenses:
Cost of sales	2,535	1,386
Research and development	58,505	40,851
Selling, general and administrative	56,268	48,564
Total operating expenses	117,308	90,801
Income from operations	29,500	14,853
Interest and other income	5,493	3,581
Income before income taxes	34,993	18,434
Income tax expense	(7,231)	(2,555)
Net income	$27,762	$15,879

Net income attributable to common stockholders	27,514	15,807

Basic net income per common share	$0.27	$0.15

Diluted net income per common share	$0.25	$0.14

Weighted-average shares outstanding used in computing net income per common share
Basic	102,791	107,885
Diluted	109,915	115,425
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$27,762	$15,879
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale investments, net of tax effect of $103 and $(192), respectively	(330)	605
Foreign currency translation (loss) gain, net of tax	(21)	111
Total comprehensive income	$27,411	$16,595
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$27,762	$15,879
Adjustments to reconcile net income to net cash provided by operations:
Stock-based compensation	13,249	11,141
(Accretion) of discount on marketable securities, net	(2,859)	(1,503)
Amortization of cloud computing arrangements	52	119
Depreciation and amortization of property and equipment	68	172
Deferred income taxes	(7,162)	(6,726)
Non-cash amortization of right-of-use asset	59	568
Changes in operating assets and liabilities:
Trade receivables	(20,395)	(1,500)
Insurance recovery receivable related to Melucci litigation	14,000	—
Inventory	983	558
Prepaid expenses and other current assets	3,612	729
Other assets	153	—
Accounts payable	(4,861)	(649)
Accrued research and development expenses	3,494	(592)
Accrued and other liabilities	9,114	8,027
Accrued Settlement related to Melucci litigation	(14,000)	—
Long-term accrued income taxes	562	302
Operating lease liability	(75)	(568)
Net cash provided by operating activities	23,756	25,957
Cash flows from investing activities:
Proceeds from maturities of marketable securities	68,862	207,475
Purchases of marketable securities	(77,876)	—
Net cash (used in) provided by investing activities	(9,014)	207,475
Cash flows from financing activities:
Proceeds from issuance of common stock under our incentive award plan, net of issuance costs	749	1,409
Proceeds from purchases under the Employee Stock Purchase Program	940	—
Repurchase of common stock in connection with Stock Repurchase Program	(476)	—
Cash paid to satisfy statutory withholding requirement for net settlement of cashless option exercises and vesting of restricted stock grants	(1,756)	(1,228)
Net cash (used in) provided by financing activities	(543)	181
Net increase in cash and cash equivalents	14,199	233,613
Cash and cash equivalents, at beginning of period	135,551	66,329
Cash and cash equivalents, at end of period	$149,750	$299,942

Supplemental disclosure:
Exercise cost of shares repurchased for net settlement of cashless option exercises	$1,798	$5,246
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	103,405	$133	$738,515	$(635,078)	$609	$402,526	$506,705
Issuance of common stock under our incentive award plan	786	—	3,485	—	—	—	3,485
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises and vesting of restricted stock	(143)	—	2,032	(5,586)	—	—	(3,554)
Repurchase of common stock in connection with Stock Repurchase Program	(20)	—	—	(476)	—	—	(476)
Excise tax related to net share repurchases	—	—	—	81	—	—	81
Stock-based compensation	—	—	12,929	—	—	—	12,929
Vesting of RSAs in connection with ESPP	—	—	1,283	—	—	—	1,283
Other comprehensive loss, net of tax	—	—	—	—	(351)	—	(351)
Net income	—	—	—	—	—	27,762	27,762
Balance at March 31, 2024	104,028	$133	$758,244	$(641,059)	$258	$430,288	$547,864

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	107,835	$131	$662,342	$(456,148)	$(869)	$296,386	$501,842
Issuance of common stock under our incentive award plan	618	—	6,540	—	—	—	6,540
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(297)	—	—	(6,359)	—	—	(6,359)
Stock-based compensation	—	—	10,966	—	—	—	10,966
Other comprehensive gain, net of tax	—	—	—	—	716	—	716
Net income	—	—	—	—	—	15,879	15,879
Balance at March 31, 2023	108,156	$131	$679,848	$(462,507)	$(153)	$312,265	$529,584
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
Basis of Presentation
We have prepared the following in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X: (i) condensed consolidated balance sheet as of March 31, 2024 and (ii) condensed consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for the three-month periods ended March 31, 2024 and 2023. These do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (which in the applicable periods consist only of normal, recurring adjustments) have been included. Operating results for the three-month period ended March 31, 2024 are not necessarily indicative of the results for the remainder of 2024 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K. The December 31, 2023 balance sheet was derived from audited financial statements at that date.
There have been no material changes to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2023.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This ASU is effective for public companies with annual periods beginning after December 15, 2024, with early adoption permitted. We plan to adopt this guidance for the fiscal year ending December 31, 2025. We are currently evaluating the effects adoption of this guidance will have on the condensed consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, to improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The standard is effective for public companies with annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. We plan to adopt this guidance for the fiscal year ending December 31, 2024. We are currently evaluating the effects adoption of this guidance will have on the condensed consolidated financial statements.

2. Composition of Certain Balance Sheet Items
Inventory

	March 31, 2024	December 31, 2023
	(in thousands)
Raw materials	$704	$—
Work in progress	7,132	8,233
Finished goods	7,200	7,741
Total inventory	15,036	15,974
Less strategic inventory classified as non-current	(7,846)	(8,244)
Total inventory classified as current	$7,190	$7,730
Because we rely on a single manufacturer to produce Korlym’s active pharmaceutical ingredient (“API”), we have purchased and hold significant quantities of API, included in work in progress inventory. We classify inventory we do not expect to sell within 12 months of the balance sheet date as “strategic inventory,” a non-current asset.
Prepaid expenses and other current assets

	March 31, 2024	December 31, 2023
	(in thousands)
Prepaid Expenses	$5,542	$4,319
Other Current Assets	18,356	23,243
	$23,898	$27,562
Accrued and other liabilities

	March 31, 2024	December 31, 2023
	(in thousands)
Government rebates	$27,539	$18,468
Income taxes payable	13,458	1,814
Accrued compensation	11,110	25,457
Accrued selling and marketing costs	3,342	1,771
Legal fees	1,362	542
Excise tax payable	997	1,078
Professional fees	716	389
Accrued Manufacturing Costs	157	1,455
Other	1,063	654
Total accrued and other liabilities	$59,744	$51,628
Other assets
As of March 31, 2024 and December 31, 2023, other assets included $6.3 million and $6.4 million of deposits for clinical trials, respectively.

3. Available-for-Sale Marketable Securities and Fair Value Measurements
The available-for-sale securities in our condensed consolidated balance sheets are as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Cash equivalents	$112,895	$97,170
Short-term marketable securities	261,011	232,670
Long-term marketable securities	40,276	57,176
Total marketable securities	$414,182	$387,016
The following table presents our available-for-sale securities grouped by asset type:

	Fair Value Hierarchy Level	March 31, 2024				December 31, 2023
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Corporate bonds	Level 2	$180,474	$112	$(64)	$180,522	$120,508	$307	$—	$120,815
Commercial paper	Level 2	65,035	8	(15)	65,028	75,308	20	(9)	75,319
U.S. Treasury securities	Level 1	59,222	7	(3)	59,226	93,655	61	(4)	93,712
Money market funds	Level 1	109,406	—	—	109,406	97,170	—	—	97,170
Total marketable securities		$414,137	$127	$(82)	$414,182	$386,641	$388	$(13)	$387,016
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
We classified accrued interest on our marketable securities of $2.0 million and $1.7 million as of March 31, 2024 and December 31, 2023, respectively, as prepaid and other current assets on our condensed consolidated balance sheets.
As of March 31, 2024, all of our long-term marketable securities had original maturities of no more than 27 months and all our marketable securities classified as short-term have maturities of less than one year. The weighted-average maturity of our holdings was 6 months. As of March 31, 2024, our long-term marketable securities had remaining maturities between 12 months and 19 months. None of our marketable securities changed from one fair value hierarchy to another during the three months ended March 31, 2024.
4. Commitments and Contingencies
There have been no material changes in our obligations under contractual agreements described in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
5. Leases
We lease our office facilities in Menlo Park, California. On March 19, 2024, we entered into an amendment to extend our lease through July 31, 2024. The amendment extended the lease term by one month, for which we do not expect to record an additional right of use asset and corresponding lease liability. We will record $0.2 million of rent expense in connection with this lease amendment.
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
Operating lease expense for each of the three months ended March 31, 2024 and 2023 was $0.6 million.
Our right-of-use assets and related lease liabilities were as follows (in thousands, except weighted average amounts):

	Three Months Ended March 31,
	2024	2023
Cash paid for operating lease liabilities	$617	$578
Recognition of right-of-use asset in exchange for lease liability	$297	$—
Weighted-average remaining lease term	4 months	3 months
Weighted-average discount rate	8.0%	4.0%
As of March 31, 2024, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

2024 (remainder)	77
Total operating lease payments	77
Less imputed interest	(1)
Present value of operating lease liabilities	$76
As of March 31, 2024, future minimum lease payments under non-cancellable short-term leases were $0.7 million for the remainder of 2024. We do not recognize right-of-use assets or lease liabilities for leases with a term of twelve months or less, rather, we recognize the associated lease payments in the condensed consolidated statements of income on a straight-line basis over the lease term.

As of March 31, 2024, we had one additional operating lease that has not yet commenced, with lease obligations of approximately $9.6 million for our new office lease. This operating lease will commence on or around July 1, 2024. See Note 9 “Subsequent Events” to our Unaudited Condensed Consolidated Financial Statements for more information on our new office lease.
6. Stockholders’ Equity
Treasury Stock
In January 2024, our Board of Directors approved a program authorizing the repurchase of up to $200 million of our common stock (the “Stock Repurchase Program”). Purchases under this program may be made in the open market, in privately negotiated transactions or otherwise. The timing and amount of any repurchases will be determined based on market conditions, our stock price and other factors. The program does not require us to repurchase any specific number of shares of its common stock and may be modified, suspended or discontinued at any time without notice.
During the three months ended March 31, 2024, we purchased less than 0.1 million shares of our common stock under the Stock Repurchase Program in open market transactions at an average price of $23.82 per share, for an aggregate purchase price of $0.5 million. As of March 31, 2024, $199.5 million of the current authorization remained available for the repurchase of shares of our common stock.
We recorded purchased shares as treasury stock on our condensed consolidated balance sheets at cost. As of March 31, 2024 and December 31, 2023, we had 31.2 million and 30.9 million treasury shares outstanding, respectively.
Incentive Award Plan
We have one stock option plan – the Corcept Therapeutics Incorporated 2012 Incentive Award Plan (the “2012 Plan”).
Stock Options
During the three months ended March 31, 2024, we issued 0.4 million shares of our common stock upon the exercise of stock options. Some option holders exercised their options on a “net exercise” basis, pursuant to which they surrendered to us, and we purchased from them, at the current market price, shares equal in value to the associated exercise price and tax withholding obligations. During the three months ended March 31, 2024, we purchased 0.1 million shares in connection with option net exercises and paid $0.9 million to satisfy associated tax withholding obligations.
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
Restricted Stock Awards (“RSAs”)
During the three months ended March 31, 2024 and 2023, we granted employees 0.4 million and 0.3 million RSAs with a weighted-average grant date fair value of $23.14 and $22.39 per share, respectively. RSAs include voting and dividend rights and are therefore “participating” shares for the purpose of calculating basic and diluted net income per share. See “Note 7” below.
Employee Stock Purchase Plan (“ESPP”)
Our ESPP allows employees to set aside, by means of payroll deductions, up to ten percent of their annual compensation for the purchase of our common stock. Shares are issued to participating employees from the 2012 Plan on March 1st, June 1st, September 1st and December 1st (or, if those dates fall on holidays or weekends, on the first business day thereafter) at the then-current fair market value of our stock, as determined at the close of trading on those days.
For each purchased share, the participating employee receives one matching share, also issued from the 2012 Plan if certain conditions are met. There is no vesting requirement for shares issued pursuant to the ESPP purchase. The matching share will be granted in the form of a RSA that will vest on the one-year anniversary of the respective ESPP purchase date, net of applicable tax withholding. The vesting condition on the RSA is that the participating employee hold the corresponding share purchased under the ESPP for one year from the purchase date. Shares purchased pursuant to the ESPP and any matching shares issued upon satisfaction of the one-year holding requirement may be held, sold or transferred at the employee’s sole discretion.

During the three months ended March 31, 2024 and 2023, we issued less than 0.1 million and 0.1 million shares of our common stock in connection with our ESPP, respectively. As of March 31, 2024 and December 31, 2023, we recorded $1.4 million and $3.2 million, respectively, of stock-based compensation related to RSAs granted in connection with our ESPP in “Accrued and other liabilities” on our unaudited condensed consolidated balance sheet.
Stock-based Compensation
Stock-based compensation expense associated with stock options and awards of restricted stock is measured at the grant date based on the fair value of the award, and is recognized, net of forfeitures, as expense over the remaining requisite service period on a straight-line basis.
We value restricted stock at the closing market price of our common stock on the date of grant.
The following table summarizes our stock-based compensation by account:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Stock-based compensation capitalized in inventory	$45	$92
Cost of sales	11	23
Research and development	3,921	3,484
Selling, general and administrative	9,317	7,634
Total stock-based compensation	$13,294	$11,233
7. Net Income Per Share
We compute our basic and diluted net income per share in conformity with the two-class method required for companies with participating shares. Under the two-class method, net income is determined by allocating net income between common stock and unvested RSAs. We compute basic net income per share by dividing our net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. We compute diluted net income per share by dividing our net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, including potentially dilutive stock options and unvested restricted stock unites (“RSUs”), less unvested RSAs. We use the treasury stock method to determine the number of dilutive shares of common stock resulting from stock options and unvested RSUs.
The following table shows the computation of net income per share for each period:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Numerator:
Net income attributable to common stockholders	$27,514	$15,807
Denominator:
Weighted-average shares used to compute basic net income per common share	102,791	107,885
Dilutive effect of employee stock options and unvested RSUs	7,124	7,540
Weighted-average shares used to compute diluted net income per common share	109,915	115,425

Basic net income per common share	$0.27	$0.15

Diluted net income per common share	$0.25	$0.14
As of March 31, 2024, we had 26.1 million stock options, 0.1 million RSUs and 1.0 million RSAs outstanding. As of December 31, 2023, we had 23.4 million stock options, 0.1 million RSUs and 0.7 million RSAs outstanding.

We excluded from the computation of diluted net income per share, on a weighted-average basis, 11.5 million stock options outstanding during the three months ended March 31, 2024 and 10.4 million stock options and unvested RSUs outstanding during the three months ended March 31, 2023, because including them would have reduced dilution.
8. Income Taxes
We recorded income tax expense of $7.2 million for the three months ended March 31, 2024, compared to $2.6 million for the three months ended March 31, 2023. The increase during the three months ended March 31, 2024 was primarily due to increased pretax book income compared to the corresponding period in 2023.
Our effective tax rate differs from the federal statutory rate due to state income taxes and the non-deductible portion of our stock-based compensation, which increased our tax expense, offset by research and development credits and the excess tax deduction arising from the exercise of employee stock options, which reduced our taxable income.
During the three months ended March 31, 2024, unrecognized tax benefits increased by $0.7 million.
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
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. Congress has considered legislation that would defer the amortization requirement to later years, but as of March 31, 2024, the requirement has not been modified.
9. Subsequent Events
Pharmaceutical Manufacturer Services Amendment
Effective April 1, 2024, we amended the pharmaceutical manufacturer services agreement between us and Optime Care, Inc. (“Optime”), dated as of August 4, 2017 (the “Optime Agreement”), to extend its term to March 31, 2027, with automatic renewal for successive three-year terms.
The material terms of the Optime Agreement are described in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2017, as qualified by reference to the original agreement, a copy of which was filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on November 2, 2017.
New Office Sublease Agreement
On April 12, 2024, we entered into a six-year sublease (the “Sublease”) with Zuora, Inc. for office space located at 101 Redwood Shores Parkway, Redwood City, California 94065 (the “Building”), effective from July 1, 2024. The leased property will serve as our new headquarters. The portion of the premises subject to the Sublease is approximately 50,632 rentable square feet. Pursuant to the Sublease, we will also have access to additional square feet of common amenities in the Building (“Shared Amenities Space”). The Sublease is expected to commence on or around July 1, 2024 and will end on June 30, 2030. We will be obligated to pay a base rent of an average of $1.4 million annually and a Shared Amenities Space base rent of an average of $0.2 million annually over the term of the lease. Pursuant to the Sublease, under certain circumstances, we also have the right to sublease additional space in the Building. As a result of the agreement, we expect to record a right-of-use asset and corresponding lease liability related to the leased property based on the present value of lease payments in the third quarter of fiscal year 2024.

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
Because many people who suffer from Cushing’s syndrome are undiagnosed or inadequately treated, we have developed and continue to refine and expand programs to educate physicians and patients about screening for hypercortisolism and the role Korlym can play in treating patients with the disorder. We have initiated a Phase 4 study (“CATALYST”), to determine the prevalence of Cushing’s syndrome in patients with difficult-to-control diabetes (HbA1c of 7.5 percent or higher) despite receiving optimum treatment. Over 1,000 patients have been enrolled in the first phase of the CATALYST study. Approximately 25 percent were identified as having hypercortisolism. Patients found to have hypercortisolism could then choose to enter CATALYST’S second phase, in which patients are randomized 2:1 to receive either Korlym or placebo for 24 weeks. We expect that data from CATALYST will help physicians better identify patients with Cushing’s syndrome and determine their optimal treatment.
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
The GRACE trial has two-parts. The first, open-label phase, enrolled 152 patients with any etiology of Cushing’s syndrome and either hypertension, hyperglycemia or both. Each patient received relacorilant for 22 weeks. Patients who exhibited pre-specified improvements in either or both symptoms proceeded to GRACE’s double-blind, randomized withdrawal phase, in which half of the patients continued to receive relacorilant and half received placebo.
GRACE’s primary endpoint is maintenance of blood pressure control in the “randomized withdrawal” phase, with maintenance of glycemic control the key secondary endpoint. Other key secondary and exploratory endpoints in the randomized withdrawal phase include changes in weight, waist circumference, cognitive impairment and Cushing’s Quality of Life score.
In April 2024, we announced preliminary results from the open-label phase. Patients in the open-label phase exhibited clinically meaningful and statistically significant improvements in hypertension, hyperglycemia, weight, waist circumference, cognition and Cushing’s Quality of Life score. The drug was well-tolerated. The most common adverse events were mild-to-moderate nausea, edema, pain in extremities and back, and fatigue, which are symptoms consistent with the “cortisol withdrawal” many patients experience following surgery or initiation of medical therapy to treat hypercortisolism. Due to relacorilant’s unique mechanism of action, the observed efficacy was seen without increases in cortisol concentrations and relacorilant-induced hypokalemia. In addition, no cases of relacorilant-induced endometrial hypertrophy with or without vaginal bleeding were seen, nor were there any instances of adrenal insufficiency or QT prolongation (independently confirmed).
Rapid and sustained improvements in systolic blood pressure (SBP) and diastolic blood pressure (DBP) were observed in all patients with hypertension, with an improvement in mean SBP of 7.9 mm Hg and mean DBP of 5.4 mm Hg at 22 weeks (p-values: <0.0001). During the open-label phase, 63 percent of patients with hypertension met the study’s response criteria. For the patients that entered the randomized withdrawal phase, the observed improvements in hypertension were even greater, with improvements in mean SBP of 12.6 mm Hg and mean DBP of 8.3 mm Hg at 22 weeks (p-values: <0.0001). To ensure accuracy, hypertension was measured by 24-hour ambulatory blood pressure monitoring (ABPM).
Glucose metabolism was measured by several diagnostic tests, including the oral glucose tolerance test (glucose area under the curve or AUCglucose), hemoglobin A1C (HbA1c) and fasting glucose. Clinically meaningful and statistically significant improvements in glucose metabolism were observed for all patients with hyperglycemia, which includes patients with diabetes and impaired glucose tolerance (pre-diabetes). Data showed improvements in mean AUCglucose of 3.3 h*mmol/L, mean HbA1c of 0.3 percent and mean fasting glucose of 12.4 mg/dL at 22 weeks (p-values: <0.0001, 0.03, 0.03, respectively). During the open-label phase, 50 percent of patients with hyperglycemia met the study’s response criteria. For the patients that entered the randomized withdrawal phase, the observed improvements in hyperglycemia were even greater with improvements in mean AUCglucose of 6.2 h*mmol/L, mean HbA1c of 0.7 percent and mean fasting glucose of 25.2 mg/dL at 22 weeks (p-values: <0.0001, <0.0001, 0.006, respectively).
Our second Phase 3 trial of relacorilant, GRADIENT, is studying patients with Cushing’s syndrome caused by a benign adrenal tumor. These patients often exhibit less severe symptoms or have a more gradual course of disease than patients with other etiologies of Cushing’s syndrome, although their health outcomes are ultimately poor. GRADIENT enrolled 137 patients, who have been randomized 1:1 to receive either relacorilant or placebo for 22 weeks. The trial’s primary endpoints are improvements in hypertension and/or glucose control.
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
Relacorilant in Patients with Advanced Ovarian Cancer. We have completed a 178-patient, controlled, multi-center, Phase 2 trial of relacorilant combined with nab-paclitaxel in patients with platinum-resistant ovarian cancer. Study participants were randomized to one of three treatment arms: 60 women received 150 mg of relacorilant intermittently (the day before, the day of and the day after their weekly nab-paclitaxel infusion) and 58 women received a daily relacorilant dose of 100 mg per day in addition to nab-paclitaxel. Sixty women received nab-paclitaxel alone. The trial’s primary endpoint was progression-free survival (i.e., the time from random assignment in a clinical trial to tumor progression or death from any cause or “PFS”).
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
In this trial, the addition of relacorilant to treatment with nab-paclitaxel did not create an additional adverse event burden for patients. Safety and tolerability of relacorilant plus nab-paclitaxel were comparable to nab-paclitaxel monotherapy.
The final analysis from our Phase 2 trial was published in the Journal of Clinical Oncology (Colombo et al., 2023), the premiere journal of the American Society of Clinical Oncology (ASCO).
Our pivotal Phase 3 trial (“ROSELLA”) seeks to replicate the positive results observed in our Phase 2 study. Enrollment in ROSELLA is complete. Three hundred eighty-one women with recurrent, platinum-resistant ovarian cancer were randomized 1:1 to receive either 150 mg of relacorilant intermittently in addition to nab-paclitaxel or nab-paclitaxel monotherapy. ROSELLA’s primary endpoint is PFS, with overall survival a key secondary endpoint. Patients enrolled in ROSELLA were required to have received prior bevacizumab therapy, which is the approved standard of care for patients with platinum-resistant ovarian cancer. Women with a history of tumors that do not respond to initial platinum-based treatments (i.e., women with “primary platinum-refractory” disease) and those who have received more than three prior lines of therapy were excluded.
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
Amyotrophic Lateral Sclerosis (“ALS”)
ALS, also known as Lou Gehrig’s disease, is a devastating neuromuscular illness. Our selective cortisol modulator dazucorilant improved motor performance and reduced neuroinflammation and muscular atrophy in an animal model of ALS. Following these compelling results, we initiated a Phase 2 trial (“DAZALS”) of dazucorilant in patients with ALS. Enrollment is complete. Two hundred forty-nine patients were randomized on a double-blind basis 1:1:1 to receive either 150 mg of dazucorilant, 300 mg of dazucorilant or placebo daily for 24 weeks. DAZALS’ primary endpoint is the difference on the ALS Functional Rating Scale-Revised (ALSFRS-R) between patients receiving dazucorilant and patients receiving placebo.
Metabolic Diseases
Liver Disease. Nonalcoholic steatohepatitis (“NASH”), also referred to as metabolic dysfunction-associated steatohepatitis (“MASH”), is an advanced form of nonalcoholic fatty liver disease that afflicts millions of patients and is a leading cause of liver-related mortality. In April 2021, we suspended our Phase 2a trial of our selective cortisol modulator miricorilant as a potential treatment for NASH after four of the five patients who received miricorilant exhibited both elevated liver enzymes and large, rapid reductions in liver fat. Liver enzyme levels in all affected patients returned to baseline or below baseline (i.e., to healthier levels) after miricorilant was withdrawn. Our Phase 1b study has identified a dosing regimen that reduced liver fat, improved liver health and key metabolic and lipid measures and was well-tolerated. Following these compelling results, we initiated a Phase 2b trial (“MONARCH”) of miricorilant in patients with NASH in October 2023. MONARCH has a planned enrollment of 150 patients, randomized 2:1 to receive either 100 mg of miricorilant twice weekly or placebo for 48 weeks. The primary endpoint is reduction in liver fat, with NASH resolution and fibrosis improvement as key secondary endpoints.
Antipsychotic-Induced Weight Gain (“AIWG”). In the United States, six million people take antipsychotic medications such as olanzapine and risperidone to treat illnesses such as schizophrenia, bipolar disorder and depression. While these drugs are very effective, they often cause rapid and sustained weight gain, other metabolic disturbances and, ultimately, cardiovascular disease. Patients taking these medications experience a 10 to 25-year reduction in life expectancy, due largely to increased cardiovascular events, such as heart attacks and strokes. Patients in our two double-blind, placebo-controlled, Phase 2 trials (“GRATITUDE” and “GRATITUDE II”) of miricorilant with already existing weight gain stimulated by anti-psychotic medication did not exhibit weight loss. However, numerous replicated pre-clinical study results as well as the results of our double-blind, placebo-controlled trial in healthy subjects (published in the Journal of Clinical Psychopharmacology (Hunt et al., 2021)) suggest that miricorilant may prevent weight gain caused by the administration of olanzapine. In October 2023, we initiated a double-blind, placebo-controlled, Phase 1 trial to further study miricorilant’s potential to prevent AIWG.
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
The IRA also imposes a one percent excise tax on certain share repurchases and introduces a 15 percent corporate alternative minimum tax on adjusted financial statement income. The corporate alternative minimum tax became effective for us on January 1, 2024. We do not expect it to significantly affect our consolidated financial statements.
Please see the risk factor under Item 1A of this Quarterly Report on Form 10-Q, “New laws, government regulations, or changes to existing laws and regulations could make it difficult or impossible for us to obtain acceptable prices or adequate insurance coverage and reimbursement for Korlym, which would adversely affect our results of operations and financial position.”
Results of Operations
Net Product Revenue – Net product revenue is gross product revenue from sales to our customers less deductions for estimated government rebates and chargebacks, patient co-pay assistance program, discounts provided to our specialty distributor for prompt payment and reserves for expected returns.
Net product revenue was $146.8 million for the three months ended March 31, 2024, compared to $105.7 million for the comparable period in 2023. For the three months ended March 31, 2024, higher sales volumes accounted for 67.6 percent of the increase, with the remaining growth due to a price increase effective January 1, 2024.
Cost of sales – Cost of sales includes the cost of the active pharmaceutical ingredient (“API”), tableting, packaging, personnel, overhead, stability testing and distribution.
Cost of sales was $2.5 million for the three months ended March 31, 2024, compared to $1.4 million for the comparable period in 2023. Cost of sales as a percentage of revenue was 1.7 percent and 1.3 percent for the three months ended March 31, 2024 and 2023, respectively. The increase was primarily due to a one-time $0.5 million write-off of API that was scrapped during the manufacturing phase.
Research and development expense – Research and development expense includes the cost of (1) clinical trials, (2) recruiting and compensating development personnel, (3) manufacturing investigational drug product, (4) preclinical studies, (5) drug discovery research and (6) the development of new drug formulations and manufacturing processes.
Research and development expense was $58.5 million for the three months ended March 31, 2024, compared to $40.9 million for the comparable period in 2023. The increase was primarily due to increased spending on the advancement and completion of our development programs.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Development programs:
Oncology	$17,685	$7,250
Cushing’s syndrome	10,811	10,974
Metabolic diseases	10,989	7,172
Pre-clinical and early-stage selective cortisol modulators and ALS	8,670	7,464
Unallocated activities, including manufacturing and regulatory activities	6,429	4,507
Stock-based compensation	3,921	3,484
Total research and development expense	$58,505	$40,851
It is difficult to predict the timing and cost of development activities, which are subject to many uncertainties and risks, including inconclusive or negative results, slow patient enrollment, adverse side effects and difficulties in the formulation or manufacture of study drugs and lack of drug-candidate efficacy. In addition, clinical development is subject to government oversight and regulations that may change without notice. We expect our research and development expense to be higher in 2024 than in 2023 as our clinical programs advance. Research and development spending in future years will depend on the outcome of our pre-clinical and clinical trials and our development plans.
Selling, general and administrative expense – Selling, general and administrative expense includes (1) compensation of employees, consultants and contractors engaged in commercial and administrative activities, (2) the cost of vendors supporting commercial activities and (3) legal and accounting fees.
Selling, general and administrative expense was $56.3 million for the three months ended March 31, 2024, compared to $48.6 million for the comparable period in 2023. The increase was due to increased employee compensation expenses and sales and marketing activities.
We expect our selling, general and administrative expense to be higher in 2024 than in 2023 due to increased commercial and administrative activities, including litigation and administrative support for increased research and development and marketing efforts.
Interest and other income – Interest and other income was $5.5 million for the three months ended March 31, 2024, compared to $3.6 million for the comparable period in 2023 and consisted primarily of interest income from marketable securities. The increase was due to a higher cash and investment balance and market-wide increases in interest rates.
Income tax expense – Income tax expense was $7.2 million for the three months ended March 31, 2024, compared to $2.6 million for the comparable period in 2023. The increase in income tax expense during the three months ended March 31, 2024 was primarily due to increased pretax book income compared to the corresponding period in 2023.
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
As of March 31, 2024, we had cash, cash equivalents and marketable securities of $451.0 million, consisting of cash and cash equivalents of $149.8 million and marketable securities of $301.3 million, compared to cash, cash equivalents and marketable securities of $425.4 million, consisting of cash and cash equivalents of $135.6 million and marketable securities of $289.8 million as of December 31, 2023.
The cash in our bank accounts and our marketable securities could be reduced or our access to them restricted if the financial institutions holding them were to fail or severely adverse conditions were to arise in the markets for public or private debt securities. We have never experienced a material lack of access to cash or material realized losses.

Net cash provided by operating activities was $23.8 million for the three months ended March 31, 2024, compared to $26.0 million for the comparable period in 2023. This decrease was due to an increase in trade receivables resulting from the timing of sales during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, partially offset by increases in net income and additional changes in operating assets and liabilities.
Net cash used in investing activities was $9.0 million for the three months ended March 31, 2024, compared to net cash provided by investing activities of $207.5 million for the comparable period in 2023. The decrease was primarily due to allocation of cash proceeds from maturities of marketable securities towards cash equivalents in anticipation of the closing of our tender offer in the comparable period in 2023.
Net cash used in financing activities was $0.5 million for the three months ended March 31, 2024, compared to net cash provided by financing activities of $0.2 million for the comparable period in 2023. In the three months ended March 31, 2024, we spent $0.9 million acquiring shares of our common stock in connection with the net exercise of employee and director stock options, $0.9 million to satisfy tax withholding requirements from vesting of restricted stock grants and $0.5 million in connection with the Stock Repurchase Program, offset by $0.7 million received from the exercise of stock options and $0.9 million received in connection with our ESPP. In the three months ended March 31, 2023, we spent $1.1 million acquiring shares of our common stock in connection with the net exercise of employee and director stock options and $0.1 million to satisfy tax withholding requirements from vesting of restricted stock grants, offset by $0.2 million received from the exercise of stock options and $1.2 million received in connection with our ESPP.
As of March 31, 2024, we had retained earnings of $430.3 million.
Contractual Obligations and Commitments
Our contractual payment obligations and purchase commitments are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. Our payment obligations and purchase commitments did not change materially during the three months ended March 31, 2024. See Note 4 to our Unaudited Condensed Consolidated Financial Statements for more information regarding our purchase commitments.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and judgments that affect the amount of assets, liabilities and expenses we report. We base our estimates on historical experience and on other assumptions we believe to be reasonable. Actual results may differ from our estimates. Our significant accounting policies are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There were no changes that occurred during the fiscal quarter covered by this report that materially affected, or are reasonably likely to materially affect, our critical accounting policies and estimates.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks as of March 31, 2024 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. The market risks associated with our cash, cash equivalents and marketable securities, which consist entirely of debt instruments with original maturities of less than 27 months, did not change materially during the three months ended March 31, 2024.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. As of March 31, 2024, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure at the reasonable assurance level.
Changes in internal control over financial reporting. Our Chief Financial Officer and other members of management evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2024 and concluded that there was no change during the quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The patents currently at issue are the ʼ214 patent and U.S. Patent No. 10,842,800 (the “’800 patent”). Trial was held from September 26, 2023 through September 28, 2023 before Judge Renee Marie Bumb. On December 29, 2023, Judge Bumb ruled that Teva’s proposed generic product would not infringe either the ’214 or ’800 patent. We have appealed that ruling to the United States Court of Appeals for the Federal Circuit. Teva has announced the launch of its generic product.
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
In March 2021, we filed a lawsuit in the United States District Court for the District of New Jersey against Hikma for infringement of the ’214 patent, U.S. Patent No. 10,500,216, the ’800 patent and U.S. Patent No. 10,842,801.
On December 7, 2022, we entered into an agreement with Hikma resolving this litigation. Pursuant to the agreement, we have granted Hikma the right to sell a generic version of Korlym in the United States beginning October 1, 2034 or earlier under circumstances customary for settlement agreements of this type, including following the start of Teva’s sales of generic product. As required by law, we submitted the settlement agreement to the United States Federal Trade Commission and the United States Department of Justice for review.
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

In September 2019, a purported shareholder derivative complaint was filed in the United States District Court for the District of Delaware by Lauren Williams, captioned Lauren Williams v. G. Leonard Baker, et al., Civil Action No. 1:19-cv-01830. The complaint named our board of directors, Chief Executive Officer and current Chief Business Officer as defendants, and us as nominal defendant. The complaint alleges breach of fiduciary duty, violation of Section 14(a) of the Exchange Act, insider selling, misappropriation of insider information and waste of corporate assets and seeks damages in an amount to be proved at trial. In October 2019, this action was stayed pending a resolution of our motions to dismiss the Melucci litigation. In December 2020, the case was further stayed pending a resolution of our motion to dismiss the third amended complaint in the Melucci litigation. In September 2021, the case was further stayed pending a resolution of the Melucci litigation. We expect the stay to be lifted as the Melucci litigation proceeds to resolution.
In December 2019, a second purported shareholder derivative complaint was filed in the United States District Court for the District of Delaware by Jeweltex Pension Plan, captioned Jeweltex Pension Plan v. James N. Wilson, et al., Civil Action No. 1:19-cv-02308. The complaint named our board of directors, Chief Executive Officer and current Chief Business Officer as defendants, and us as nominal defendant. The complaint alleges causes of action for breach of fiduciary duty, violation of Section 14(a) of the Exchange Act, waste of corporate assets, contribution and indemnification, aiding and abetting, and gross mismanagement. The complaint seeks damages in an amount to be proved at trial. In April 2020, this action was stayed pending a resolution of our motions to dismiss the Melucci litigation. In December 2020, the case was further stayed pending a resolution of our motion to dismiss the third amended complaint in the Melucci litigation. We expect the stay to be lifted as the Melucci litigation proceeds to resolution.
In January 2022, a purported shareholder derivative complaint was filed in the Delaware Court of Chancery by Joel B. Ritchie, captioned Joel B. Ritchie v. G. Leonard Baker, et al., Case No. 2022-0102-SG. The complaint named our Board of Directors, Chief Executive Officer, current Chief Business Officer and President of Corcept Endocrinology as defendants, and us as nominal defendant. The complaint alleges a single cause of action for breach of fiduciary duty. The complaint seeks damages in an amount to be proved at trial. In April 2022, the case was further stayed pending a resolution of the Melucci litigation. On March 22, 2024, the stay was lifted.
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
In January 2024, Teva launched a generic version of Korlym. We have sued Teva in Federal District Court with respect to its generic version of Korlym. On December 29, 2023, the Court issued a ruling in that case finding that Teva’s generic product would not infringe the patents we have asserted against Teva. We have appealed that decision to the Federal Circuit Court of Appeals, but there can be no assurance our appeal will be successful. If Teva’s launch is successful, it may materially harm our results of operations and financial condition, even if our appeal is successful and Teva is required to withdraw its product and pay us damages.
We had also sued Sun and Hikma with respect to their proposed generic versions of Korlym, although we settled those lawsuits in June 2021 and December 2022, respectively. The terms of these settlements permit entry by Sun and Hikma, with customary restrictions, following the commercial launch of Teva’s product, provided the FDA has approved their product and Teva’s product remains commercially available. The availability of generic versions of Korlym offered by Sun or Hikma could materially harm our results of operations and financial condition, even if our on-going appeal against Teva is successful and Teva, Sun and Hikma were required to withdraw their products and pay us damages. Please see “Part II, Item 1, Legal Proceedings” for additional details.
The availability of any generic version of Korlym could cause our revenue to decline and materially harm our results of operations and financial position. Competition from a generic version of Korlym may also cause our revenue to be materially less than the public guidance we have provided, which would likely cause the price of our common stock to decline.
Legal action to enforce or defend intellectual property rights is complex, costly and involves significant commitments of management time. Other companies may seek FDA approval to market generic versions of Korlym, in which case we will vigorously protect our intellectual property. However, there can be no assurance our efforts will be successful.
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

In the United States, there have been and continue to be legislative initiatives to contain healthcare costs. The IRA significantly changed the way Medicare pays for prescription drugs. The IRA requires the Secretary of the U.S. Department of Health and Human Services (“HHS”) to negotiate Medicare prices for selected drugs and biologicals, including both physician-administered products covered under Medicare’s Part B benefit and self-administered drugs such as Korlym that are covered under the Part D benefit. Each year, the Secretary will select for price negotiation a specified number of negotiation-eligible drugs with the highest total Part B or D expenditures over the preceding 12-month period. To be eligible for price negotiation a drug must have been on the market for at least seven years without generic competition. Orphan drugs indicated for only one rare disease or condition and drugs with less than $200 million in annual Medicare expenditures are exempt from the negotiation program. For the first two years of the program, 2026 and 2027, only Part D drugs are eligible. The Secretary will publish the negotiated price, known as the “Maximum Fair Price” (“MFP”), for each of the selected products. Manufacturers of selected drugs would be required to offer the drug for Medicare recipients at the MFP. Manufacturers who fail to negotiate with the Secretary or offer their drug at to Medicare recipients at the MFP can face significant civil money penalties or excise tax liability on sales of that drug. If Korlym or any drug we commercialize becomes eligible for Medicare negotiation, the revenue we generate from sales of that drug may be significantly reduced.
The IRA also establishes an inflation rebate program that requires manufacturers to pay rebates to the Medicare program if any of the medications they provide Medicare recipients increase in price faster than the rate of inflation. The Part D inflation rebate provision went into effect on October 1, 2022. Although manufacturers are generally familiar with inflation rebates under the Medicaid program, where they have existed for decades, the IRA represents the first time that inflation rebates have been extended to the Medicare program. The inflation rebate provision applies to any medication sold to Medicare recipients, whether or not that medication is subject to Medicare price negotiation.
Beginning in 2025, the IRA will also shift a significant portion of the Medicare beneficiary costs from the government and beneficiaries to manufacturers. We anticipate that this provision will significantly limit the revenue we receive and may materially reduce our revenue and profits.
We make grants to independent charitable foundations that help financially needy patients with their premium, co-pay, and co-insurance obligations with respect to their Cushing’s syndrome treatment, whether that treatment includes Korlym or not. There has been enhanced scrutiny of company-sponsored patient assistance programs, including insurance premium and co-pay assistance programs and donations to third-party charities that provide such assistance. As a result of this scrutiny, these assistance programs and charities may decide to reduce or eliminate entirely the assistance they provide to patients, which could result in fewer patients receiving the financial support they need to cover the cost of their Cushing’s syndrome care, including the cost of medication, which may include Korlym.
We expect governmental oversight and scrutiny of pharmaceutical companies to increase and that there will be additional attempts to change the healthcare system in ways that could harm our ability to sell Korlym and any other drugs we commercialize profitably, including new policies intended to curb healthcare costs, such as federal and state controls on reimbursement for drugs (including under Medicare and commercial health plans), new or increased requirements to pay prescription drug rebates and penalties to government health care programs and policies that require drug companies to disclose and justify the prices they charge.
We depend on vendors to manufacture Korlym’s active ingredient, form it into tablets, package it and dispense it to patients. We also depend on vendors to manufacture the active pharmaceutical ingredient (“API”) and capsules or tablets for our product candidates. If our suppliers become unable or unwilling to perform these functions and we cannot transfer these activities to other vendors in a timely manner, our business will be harmed.
In the event any of our vendors fails to perform its contractual obligations to us or is materially impaired in its performance, we may experience disruptions and delays in our ability to deliver Korlym to patients or investigational drugs to patients in our clinical trials, which would adversely affect our business, results of operations and financial position.
Our single specialty pharmacy, Optime, dispenses Korlym and performs related pharmacy and patient support services, including the collection of payments from insurers representing approximately 99 percent of our revenue. If Optime does not adhere to its agreements with payers or does not continue to meet regulatory requirements concerning pharmacy operations, it may not be able to collect on our behalf some or all of the payments due to us. In addition, if Optime becomes unable or unwilling to perform its obligations under our agreement, we may not be able to dispense Korlym in a timely manner to some or all of our patients. Effective April 1, 2024, we extended our agreement with Optime through March 31, 2027, with automatic renewal for successive three-year terms. The agreement is subject to customary termination provisions, including the right of

Optime to terminate in the event of a material breach by us that we do not cure in a reasonable period of time after receiving written notice. In addition, we may terminate the agreement for convenience.
The facilities used by our vendors to manufacture and package the API and drug product for Korlym and our product candidates and distribute them to hospitals, clinics and patients, must be approved by government regulators in the United States, Europe, and elsewhere. We do not control the activities of these vendors, including whether they maintain adequate quality control and hire qualified personnel. We are dependent on them for compliance with the regulatory requirements known as current good manufacturing practices (“cGMPs”). If our vendors cannot manufacture material that conforms to our specifications and the strict requirements of the FDA or others, they will not be able to maintain regulatory authorizations for their facilities and we could be prohibited from using the API or drug product they have provided. If the FDA, European Medicines Agency (“EMA”), the Medicines and Healthcare products Regulatory Agency (“MHRA”) or other regulatory authorities withdraw regulatory authorizations of these facilities, we may need to find alternative vendors or facilities, which would be time-consuming, complex and expensive and could significantly hamper our ability to develop, obtain regulatory approval for and market our products. Sanctions could be imposed on us, including fines, injunctions, civil penalties, refusal of regulators to approve our product candidates, delays, suspensions or withdrawals of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business. In addition, our reputation as a reliable sponsor of clinical studies would be harmed, which would make it more difficult for us to develop our drug candidates.
Public perception of mifepristone based on its other uses may limit our ability to sell Korlym.
The active ingredient in Korlym, mifepristone, is approved by the FDA in another drug for the termination of early pregnancy. On June 24, 2022, the United States Supreme Court published its decision in the case of Dobbs v. Jackson Women’s Health Organization (“Dobbs”), which overturned Roe v. Wade, the 1973 Supreme Court decision that had established a woman’s right to terminate her pregnancy, subject to certain limitations. Dobbs has stimulated many states to enact laws affecting the legality of abortion, and mifepristone, including during early pregnancy and under specific conditions of use. More laws banning or heavily restricting termination of pregnancy may be adopted and existing laws may be made more restrictive. Two highly publicized cases regarding mifepristone are pending. The first seeks to invalidate the FDA’s removal of restrictions on access to mifepristone under the Risk Evaluation and Mitigation Strategy (or REMS) for that drug. The other seeks to uphold the FDA’s approval and prevent the agency from taking any action that would further restrict access to mifepristone in certain jurisdictions. On April 7, 2023, the United States District Court for the Northern District of Texas Amarillo Division issued a preliminary injunction “staying” the FDA’s approval of the NDA for mifepristone, and on the same day, the United States District Court in the Eastern District of Washington issued a ruling ordering the FDA to maintain the current availability of mifepristone in 17 states and Washington, D.C. Under a stay order granted by the United States Supreme Court to permit the continued availability of mifepristone under currently approved conditions, the Fifth Circuit issued its ruling on the preliminary injunction in August, and the case is currently pending before the Supreme Court. The timing and outcome of this case and any related cases, as well as any subsequent cases, is uncertain. In addition, heightened public awareness of mifepristone as an abortifacient may draw the attention of hostile state government officials or political activists to Korlym – as could additional publicization of restrictions on distribution of mifepristone for unlawful abortion under various state and federal laws. This may be the case even though Korlym is not approved for the termination of pregnancy, we do not promote it for that use and we have taken measures to minimize the chance that it will accidentally be prescribed to a pregnant woman. In addition, physicians and patients may choose not to use Korlym as a treatment for Cushing’s syndrome simply to avoid the risk of terminating a pregnancy.
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
•federal “sunshine” laws, including the federal Physician Payment Sunshine Act (or sometimes referred to as the Open PaymentsTM Program), that require transparency regarding financial arrangements with health care providers, such as the reporting and disclosure requirements imposed by the Patient Protection and Affordable Care Act (“ACA”) on drug manufacturers regarding any “transfer of value” made or distributed to physicians, certain non-physician practitioners, teaching hospitals, and ownership or investment interests held by physicians and their immediate family members;
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
In November 2021, we received a records subpoena from the United States Attorney’s Office for the District of New Jersey (the “NJ USAO”) seeking information relating to the sale and promotion of Korlym, our relationships with and payments to health care professionals who can prescribe or recommend Korlym and prior authorizations and reimbursement for Korlym. The NJ USAO has informed us that it is investigating whether any criminal or civil violations by us occurred in connection with the matters referenced in the subpoena. It has also informed us that it does not currently consider us a defendant but rather an entity whose conduct is within the scope of the government’s investigation. We are cooperating with the investigation. Please see “Part II, Item 1, Legal Proceedings” for additional details.
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
Patents are uncertain, involve complex legal and factual questions and are frequently the subject of litigation. The patents issued or licensed to us may be challenged at any time. Competitors may take actions we believe infringe our intellectual property, causing us to take legal action to defend our rights. Intellectual property litigation is lengthy, expensive and requires significant management attention. Outcomes are uncertain. If we do not protect our intellectual property, competitors may erode our competitive advantage. Please see “Part II, Item 1, Legal Proceedings” for additional information.
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
We cannot assure investors that a liquid trading market for our common stock will exist at any particular time. As a result, holders of our common stock may not be able to sell shares quickly or at the current market price. During the 52-week period ended April 24, 2024, our average daily trading volume was approximately 935,632 shares and the intra-day sales prices per share of our common stock on The Nasdaq Stock Market ranged from $20.84 to $34.28. As of April 24, 2024, our officers, directors and principal stockholders beneficially owned approximately 21 percent of our common stock.
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

•sales of a substantial number of shares of our stock in the public market could reduce its price. As additional shares of our stock become available for public resale, whether by the exercise of stock options by employees or directors or because of an equity financing by us, the supply of our stock will increase, which could cause its price to fall. Substantially all of our outstanding shares are eligible for sale, subject to applicable volume and certain other resale restrictions;
•changes in estimates or recommendations by securities analysts or the failure of our performance to meet the published expectations of those analysts or public guidance we have provided;
•purchases of our common stock pursuant to our Stock Repurchase Program or changes to that program;
•general market and economic conditions;
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
The guidance we provide as to our expected revenue is only an estimate of what we believe is realizable at the time we give such guidance. Our revenue depends on many factors, including, without limitation, the efficacy of our sales and marketing efforts, the price we receive from private and government payors, competition from alternate treatments for patients with Cushing’s syndrome, including from generic versions of Korlym and changes in government regulations. Our guidance estimate considers all of these factors, but they are difficult to predict. As a result, our revenue may vary materially from our guidance. Research analysts publish estimates of our future revenue and earnings based on their own analysis. The revenue guidance we provide may be one factor they consider when determining their estimates. If our revenue is materially less than the guidance we or the research analysts who cover our stock provide investors, our stock price may decline.
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
Our commercial and research and development efforts are constrained by our limited administrative, operational and management resources. To date, we have relied on a small management team. Growth will impose significant added responsibilities on members of management, including the need to recruit and retain additional employees. Our financial performance and ability to compete will depend on our ability to manage growth effectively. To that end, we must:
•continue to add talented, experienced personnel to our endocrine, oncology and emerging markets businesses;
•manage our clinical trials, research and manufacturing activities effectively;
•hire more general management, clinical development, administrative and sales and marketing personnel; and
•continue to develop our administrative systems and controls.
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
Our earnings are subject to federal, state and local taxes. We offset a portion of our earnings using net operating losses and our taxes using research and development tax credits, which reduces the amount of tax we pay. Some jurisdictions require that we pay taxes or fees calculated as a percentage of sales, payroll expense, or other indicia of our activities. Please see “Part I, Item 1, Notes to Unaudited Condensed Consolidated Financial Statements – Income Taxes.” Changes to existing tax laws could materially increase the amounts we pay, which would reduce our after tax net income.
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
As of April 24, 2024, our officers and directors beneficially owned approximately 21 percent of our common stock. Acting together, these stockholders could significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling stockholders.
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
Issuer Purchases of Equity Securities
The following table contains information relating to the repurchases of our common stock as part our publicly announced stock repurchase program in the three months ended March 31, 2024 (in thousands, except per share data):

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Dollar Amount of Shares That May Yet be Purchased Under the Program(1)
January 1, 2024 to January 31, 2024	20	$23.82	$199,524
February 1, 2024 to February 29, 2024	—	—	—
March 1, 2024 to March 31, 2024	—	—	—
Total	20	$23.82	$199,524

(1) On January 8, 2024, our Board of Directors authorized the repurchase of up to $200 million of our common stock pursuant to our Stock Repurchase Program. The program may be modified, suspended or discontinued at any time without notice.

The following table contains information relating to the purchase of shares of our common stock as part of the cashless net exercises of stock options and restricted award vesting in the three months ended March 31, 2024 (in thousands, except average price per share):

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Purchase Price of Shares(2)
January 1, 2024 to January 31, 2024	56	$26.86	$1,519
February 1, 2024 to February 29, 2024	45	22.56	1,019
March 1, 2024 to March 31, 2024	42	24.25	1,017
Total	143	$24.75	$3,555

(1) In January 2024, we issued 96,292 shares of common stock as part of net-share settlement of cashless option exercises, of which 52,816 shares were surrendered to us in satisfaction of related exercise cost and tax obligations. In February 2024, we issued 59,885 shares of common stock as part of net-share settlement of cashless option exercises, of which 33,096 shares were surrendered to us. In March 2024, we issued 26,874 shares of common stock as part of net-share settlement of cashless option exercises, of which 20,274 shares were surrendered to us.

In January 2024, we issued 9,401 shares of common stock as part of restricted award vesting, of which 3,721 shares were surrendered to us in satisfaction of related tax obligations. In February 2024, we issued 30,102 shares of common stock as part of restricted award vesting, of which 12,042 shares were surrendered to us. In March 2024, we issued 57,364 shares of common stock as part of restricted award vesting, of which 21,679 shares were surrendered to us.

(2) We paid $1.8 million to satisfy the tax withholding obligations associated with the net-share settlement of these cashless option exercises and vesting of restricted stock.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
Insider Trading Arrangements
During the three months ended March 31, 2024, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted Rule 10b5-1 trading arrangements that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended, other than as set forth in the table below.

Name and Position	Action	Adoption/ Termination Date (1)	Total Shares of Common Stock to be Sold	Expiration Date

Charles Robb, Chief Business Officer	Adoption	2/22/2024	Up to 44,000	3/31/2025
(1) Each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Document
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 24, 2023).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on December 11, 2023).
10.1	Ninth Amendment to Office Lease Agreement by and between Exponent Realty, LLC and Corcept Therapeutics Incorporated, made and entered into as of March 19, 2024.
10.2##	Third Amendment to Distribution Services Agreement by and between Optime Care, Inc. and Corcept Therapeutics Incorporated, effective as of April 1, 2024.
10.3	Sublease by and between Zuora, Inc. and Corcept Therapeutics Incorporated, entered into as of April 12, 2024
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Atabak Mokari, Chief Financial Officer of the registrant.
32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.
32.2	18 U.S.C. Section 1350 Certifications of Atabak Mokari, Chief Financial Officer of the registrant.
101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, (ii) Unaudited Condensed Consolidated Statements of Income for the three month periods ended March 31, 2024 and 2023, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2024 and 2023, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2024 and 2023, (v) Unaudited Condensed Consolidated Statement of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

CORCEPT THERAPEUTICS INCORPORATED

Date:	May 1, 2024	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D.
Chief Executive Officer

Date:	May 1, 2024	/s/ Atabak Mokari
Atabak Mokari
Chief Financial Officer

Date:	May 1, 2024	/s/ Joseph D. Lyon
Joseph D. Lyon
Chief Accounting Officer