Form 10-Q
period 2024-06-30
CORCEPT THERAPEUTICS INC
filed 2024-07-29
CIK 1088856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On July 22, 2024, there were 104,492,469 shares of common stock outstanding at a par value of $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2024	December 31, 2023
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$128,588	$135,551
Short-term marketable securities	344,568	232,670
Trade receivables, net of allowances	53,837	41,123
Insurance recovery receivable related to Melucci litigation (Note 4)	—	14,000
Inventory	8,350	7,730
Prepaid expenses and other current assets	25,503	27,562
Total current assets	560,846	458,636
Strategic inventory	8,451	8,244
Operating lease right-of-use asset	5,684	120
Property and equipment, net	1,472	195
Long-term marketable securities	19,315	57,176
Other assets	6,939	6,541
Deferred tax assets, net	111,848	90,605
Total assets	$714,555	$621,517
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,484	$17,396
Accrued research and development expenses	21,972	21,330
Accrued and other liabilities	59,250	51,628
Accrued settlement related to Melucci litigation (Note 4)	—	14,000
Short-term operating lease liability	44	151
Total current liabilities	100,750	104,505
Long-term operating lease liability	5,625	—
Long-term accrued income taxes payable	11,937	10,307
Total liabilities	118,312	114,812
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock	—	—
Common stock	134	133
Treasury stock	(650,763)	(635,078)
Additional paid-in capital	781,012	738,515
Accumulated other comprehensive income	84	609
Retained earnings	465,776	402,526
Total stockholders’ equity	596,243	506,705
Total liabilities and stockholders’ equity	$714,555	$621,517
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product revenue, net	$163,796	$117,715	$310,604	$223,369
Operating expenses:
Cost of sales	2,524	1,574	5,059	2,960
Research and development	58,745	43,277	117,251	84,128
Selling, general and administrative	66,935	43,281	123,203	91,845
Total operating expenses	128,204	88,132	245,513	178,933
Income from operations	35,592	29,583	65,091	44,436
Interest and other income	6,004	3,347	11,498	6,928
Income before income taxes	41,596	32,930	76,589	51,364
Income tax expense	(6,108)	(5,402)	(13,339)	(7,957)
Net income	35,488	27,528	63,250	43,407

Net income attributable to common stockholders	35,120	27,356	62,640	43,173

Basic net income per common share	$0.34	$0.27	$0.61	$0.41

Diluted net income per common share	$0.32	$0.25	$0.57	$0.38

Weighted-average shares outstanding used in computing net income per common share
Basic	103,118	101,964	102,954	104,908
Diluted	111,244	109,590	110,550	112,492
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	35,488	27,528	63,250	43,407
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale investments, net of tax effect of $14, $(23), $117 and $(215), respectively	(189)	75	(519)	680
Foreign currency translation gain (loss), net of tax	15	123	(6)	234
Total comprehensive income	$35,314	$27,726	$62,725	$44,321
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$63,250	$43,407
Adjustments to reconcile net income to net cash provided by operations:
Stock-based compensation	28,456	22,999
Accretion of discount on marketable securities, net	(5,881)	(3,180)
Depreciation and amortization	196	596
Deferred income taxes	(21,126)	(16,964)
Amortization of right-of-use asset	181	1,205
Changes in operating assets and liabilities:
Trade receivables	(12,714)	(1,496)
Insurance recovery receivable related to Melucci litigation	14,000	—
Inventory	(698)	1,480
Prepaid expenses and other current assets	1,868	973
Other assets	(398)	—
Accounts payable	1,729	(3,802)
Accrued research and development expenses	642	4,034
Accrued and other liabilities	7,907	19,279
Accrued settlement related to Melucci litigation	(14,000)	—
Long-term accrued income taxes	1,630	855
Operating lease liability	(104)	(1,143)
Net cash provided by operating activities	64,938	68,243
Cash flows from investing activities:
Purchases of property and equipment	(416)	(102)
Proceeds from maturities of marketable securities	151,812	272,295
Purchases of marketable securities	(220,604)	(88,815)
Net cash (used in) provided by investing activities	(69,208)	183,378
Cash flows from financing activities:
Proceeds from issuance of common stock under our incentive award plan, net of issuance costs	2,288	652
Proceeds from purchases under the Employee Stock Purchase Program	2,638	2,255
Repurchase of common stock in connection with Stock Repurchase Program	(3,954)	—
Repurchase of common stock in connection with Tender Offer	—	(145,428)
Cash paid to satisfy statutory withholding requirement for net settlement of cashless option exercises and vesting of restricted stock grants	(3,665)	(3,052)
Net cash used in financing activities	(2,693)	(145,573)
Net (decrease) increase in cash and cash equivalents	(6,963)	106,048
Cash and cash equivalents, at beginning of period	135,551	66,329
Cash and cash equivalents, at end of period	$128,588	$172,377

Supplemental disclosure:
Exercise cost of shares repurchased for net settlement of cashless option exercises	$6,131	$8,532
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	103,405	$133	$738,515	$(635,078)	$609	$402,526	$506,705
Issuance of common stock under incentive award plan	786	—	3,485	—	—	—	3,485
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises and vesting of restricted stock	(143)	—	2,032	(5,586)	—	—	(3,554)
Repurchase of common stock in connection with Stock Repurchase Program	(20)	—	—	(476)	—	—	(476)
Excise tax related to net share repurchases	—	—	—	81	—	—	81
Stock-based compensation	—	—	12,929	—	—	—	12,929
Vesting of RSAs in connection with ESPP	—	—	1,283	—	—	—	1,283
Other comprehensive loss, net of tax	—	—	—	—	(351)	—	(351)
Net income	—	—	—	—	—	27,762	27,762
Balance at March 31, 2024	104,028	$133	$758,244	$(641,059)	$258	$430,288	$547,864
Issuance of common stock under our incentive award plan	700	1	7,573	—	—	—	7,574
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises and vesting of restricted stock	(208)	—	—	(6,242)	—	—	(6,242)
Repurchase of common stock in connection with Stock Repurchase Program	(122)	—	—	(3,478)	—	—	(3,478)
Excise tax related to net share repurchases	—	—	—	16	—	—	16
Stock-based compensation	—	—	13,881	—	—	—	13,881
Vesting of RSAs in connection with ESPP	—	—	1,314	—	—	—	1,314
Other comprehensive loss, net of tax	—	—	—	—	(174)	—	(174)
Net income	—	$—	$—	$—	$—	$35,488	$35,488
Balance at June 30, 2024	104,398	$134	$781,012	$(650,763)	$84	$465,776	$596,243
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	107,835	$131	$662,342	$(456,148)	$(869)	$296,386	$501,842
Issuance of common stock under incentive award plan	618	—	6,540	—	—	—	6,540
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(297)	—	—	(6,359)	—	—	(6,359)
Stock-based compensation	—	—	10,966	—	—	—	10,966
Other comprehensive income, net of tax	—	—	—	—	716	—	716
Net income	—	—	—	—	—	15,879	15,879
Balance at March 31, 2023	108,156	$131	$679,848	$(462,507)	$(153)	$312,265	$529,584
Issuance of common stock under incentive award plan	1,168	1	4,496	—	—	—	4,497
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(202)	—	—	(4,823)	—	—	(4,823)
Repurchase of common stock in connection with Tender Offer	(6,610)	—	—	(145,428)	—	—	(145,428)
Excise tax related to net share repurchases	—	—	—	(1,316)	—	—	(1,316)
Stock-based compensation	—	—	11,374	—	—	—	11,374
Other comprehensive income, net of tax	—	—	—	—	198	—	198
Net income	—	—	—	—	—	27,528	27,528
Balance at June 30, 2023	102,512	$132	$695,718	$(614,074)	$45	$339,793	$421,614
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
Description of Business and Basis of Presentation
Corcept Therapeutics Incorporated (collectively, “Corcept,” the “Company,” “we,” “us,” and “our”) is a commercial-stage pharmaceutical company engaged in the discovery and development of medications to treat severe endocrinologic, oncologic, metabolic and neurologic disorders by modulating the effects of the hormone cortisol. In 2012, the United States Food and Drug Administration (“FDA”) approved Korlym (“mifepristone”) 300 mg tablets, as a once-daily oral medication for the treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. In June 2024, we made available an authorized generic version of Korlym for the same indication. We have discovered and patented four structurally distinct series of selective cortisol modulators, consisting of more than 1,000 compounds. We are developing compounds from these series as potential treatments for a broad range of serious disorders.
We were incorporated in the State of Delaware in May 1998. Our headquarters are located in Menlo Park, California.
Basis of Presentation
We have prepared the following interim financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X: (i) condensed consolidated balance sheet as of June 30, 2024 and (ii) condensed consolidated statements of income, comprehensive income and stockholders’ equity for the three- and six-month periods ended June 30, 2024 and 2023 and (iii) condensed consolidated statements of cash flows for the six-month periods ended June 30, 2024 and 2023. These do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (which in the applicable periods consist only of normal, recurring adjustments) have been included. Operating results for the three- and six-month periods ended June 30, 2024 are not necessarily indicative of the results for the remainder of 2024 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K. The December 31, 2023 balance sheet was derived from audited financial statements at that date.
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

2. Composition of Certain Balance Sheet Items
Inventory

	June 30, 2024	December 31, 2023

	(in thousands)
Work in progress	8,451	8,233
Finished goods	8,350	7,741
Total inventory	16,801	15,974
Less strategic inventory classified as non-current	(8,451)	(8,244)
Total inventory classified as current	$8,350	$7,730
We rely on two manufacturers to produce Korlym’s active pharmaceutical ingredient (“API”). We have purchased and hold significant quantities of API, included in work in progress inventory. We classify inventory we do not expect to sell within 12 months of the balance sheet date as “strategic inventory,” a non-current asset.
Prepaid expenses and other current assets

	June 30, 2024	December 31, 2023

	(in thousands)
Deferred clinical materials	$8,328	$13,496
Prepaid expenses	5,146	4,319
Clinical deposits	2,903	3,865
Other current assets	9,126	5,882
Total prepaid expenses and other current assets	$25,503	$27,562
Accrued and other liabilities

	June 30, 2024	December 31, 2023

	(in thousands)
Government rebates	$31,651	$18,468
Accrued compensation	17,392	25,457
Accrued selling and marketing costs	3,535	1,771
Legal fees	1,376	542
Other	5,296	5,390
Total accrued and other liabilities	$59,250	$51,628
Other assets
As of June 30, 2024 and December 31, 2023, other assets included $5.9 million and $6.4 million of deposits for clinical trials, respectively.

3. Available-for-Sale Marketable Securities and Fair Value Measurements
The available-for-sale securities in our condensed consolidated balance sheets are as follows:

	June 30, 2024	December 31, 2023

	(in thousands)
Cash equivalents	$95,718	$97,170
Short-term marketable securities	344,568	232,670
Long-term marketable securities	19,315	57,176
Total marketable securities	$459,601	$387,016
The following table presents our available-for-sale securities grouped by asset type:

	Fair Value Hierarchy Level	June 30, 2024				December 31, 2023
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

		(in thousands)
Corporate bonds	Level 2	$176,998	$26	$(119)	$176,905	$120,508	$307	$—	$120,815
Commercial paper	Level 2	29,653	—	(9)	29,644	75,308	20	(9)	75,319
U.S. Treasury securities	Level 1	172,304	1	(8)	172,297	93,655	61	(4)	93,712
Money market funds	Level 1	80,755	—	—	80,755	97,170	—	—	97,170
Total marketable securities		$459,710	$27	$(136)	$459,601	$386,641	$388	$(13)	$387,016
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
We classified accrued interest on our marketable securities of $2.3 million and $1.7 million as of June 30, 2024 and December 31, 2023, respectively, as prepaid and other current assets on our condensed consolidated balance sheets.
As of June 30, 2024, all of our long-term marketable securities had original maturities of no more than 26 months and all our marketable securities classified as short-term have maturities of less than one year. The weighted-average maturity of our holdings was four months. As of June 30, 2024, our long-term marketable securities had remaining maturities between 13 months and 18 months. None of our marketable securities changed from one fair value hierarchy to another during the three and six months ended June 30, 2024.
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
On February 8, 2023, we reached an agreement in principle (the “Proposed Settlement”) to resolve all claims in the Melucci litigation. As previously disclosed, we made a one-time payment of $14.0 million into escrow as required by the Proposed Settlement and our insurers have since reimbursed us in full for this payment. On June 6, 2024, Judge James Donato of the United States District Court for the Northern District of California granted final approval of the Proposed Settlement which will govern administration of payments to eligible members of the plaintiff class.
No losses and no provision for a loss contingency have been recorded to date. For further information about our ongoing legal matters, see Part II. Item 1, Legal Proceedings.
5. Leases
On April 12, 2024, we entered into a six-year sublease (the “Sublease”) with Zuora, Inc. for office space located at 101 Redwood Shores Parkway, Redwood City, California, effective from July 1, 2024. The leased property will serve as our new headquarters effective August 1, 2024. The portion of the premises subject to the Sublease is 50,632 rentable square feet. The Sublease commenced on June 1, 2024 due to early access rights and will end on June 30, 2030. We are obligated to pay a base rent of an average of $1.5 million annually over the term of the lease. As a result of the agreement, we recorded a right-of-use asset and corresponding lease liability related to the leased property based on the present value of future lease payments.
On May 13, 2024, we entered into an amendment to extend the lease for our current headquarters in Menlo Park, California through August 31, 2024. We do not recognize right-of-use assets or lease liabilities for leases with a term of 12 months or less, rather, we recognize the associated lease payments in the condensed consolidated statements of income on a straight-line basis over the lease term. Therefore, we did not record an additional right of use asset and corresponding lease liability related to our current headquarters, as the remaining lease term is less than 12 months.
As the operating leases for our facilities do not provide sufficient information to determine the implicit borrowing rate, we calculated the present value of remaining lease payments using a discount rate equal to the interest rate we would pay on a collateralized loan with monthly payments and a term equal to the monthly payments and remaining term of our lease. Operating lease right-of-use assets also include any rent paid prior to the commencement date, less any lease incentives received. We recognize operating lease payments as expenses using the straight-line method over the term of the lease.
Operating lease expense for the three and six months ended June 30, 2024 was $0.8 million and $1.4 million, respectively, compared to $0.6 million and $1.2 million, respectively, for the comparable periods in 2023.
Supplemental information related to operating leases was as follows (in thousands, except weighted average amounts):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cash paid for operating lease liabilities	$741	$578	$1,358	$1,157
Recognition of right-of-use asset in exchange for lease liability	$5,745	$297	$5,745	$297
Weighted-average remaining lease term			72 months	12 months
Weighted-average discount rate			8.5%	8.0%
As of June 30, 2024, future minimum lease payments under non-cancelable capitalized operating leases were as follows (in thousands):

2024 (remainder)	$—
2025	1,382
2026	1,551
2027	1,598
2028	1,646
Thereafter	2,555
Total operating lease payments	8,732
Less imputed interest	(2,083)
Less fixed asset receivable	(980)
Present value of operating lease liabilities	$5,669
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
During each of the three and six months ended June 30, 2024, we purchased 0.1 million shares of our common stock under the Stock Repurchase Program in open market transactions at an average price of $28.61 and $27.93 per share, respectively, for aggregate purchase prices of $3.5 million and $4.0 million, respectively. As of June 30, 2024, $196.0 million of the current authorization remained available for the repurchase of shares of our common stock.
We recorded purchased shares as treasury stock on our condensed consolidated balance sheets at cost. As of June 30, 2024 and December 31, 2023, we had 31.5 million and 30.9 million treasury shares outstanding, respectively.
Incentive Award Plan
We have one equity award plan – the Corcept Therapeutics Incorporated 2024 Incentive Award Plan (the “2024 Plan”).
In February 2024, our Board of Directors approved the 2024 Plan, which became effective upon its approval by our stockholders at our 2024 Annual Meeting of Stockholders on May 17, 2024 and replaced the Corcept Therapeutics Incorporated 2012 Incentive Award Plan (the “2012 Plan”). The aggregate number of shares which may be issued or transferred pursuant to awards under the 2024 Plan is equal to the sum of (i) 8.0 million shares, (ii) 4.1 million shares, which equals the number of shares available for future grant under the 2012 Plan as of May 17, 2024, and (iii) any shares underlying awards outstanding under the 2012 Plan that, on or after May 17, 2024, terminate, expire or lapse for any reason without the delivery of shares to the holder thereof. After May 17, 2024, no additional awards were or will be issued under the 2012 Plan.
Under the 2024 Plan, we can issue stock options, stock purchase and stock appreciation rights and restricted stock awards to our employees, officers, directors and consultants.
Stock Options
During the three and six months ended June 30, 2024, we issued 0.5 million and 0.8 million, respectively, shares of our common stock upon the exercise of stock options. Some option holders exercised their options on a “net exercise” basis, pursuant to which they surrendered to us, and we purchased from them, at the then current market price, shares equal in value to the associated exercise price and tax withholding obligations. During the three and six months ended June 30, 2024, we purchased 0.2 million and 0.3 million shares, respectively, in connection with such option net exercises and paid $0.8 million and $1.6 million, respectively, to satisfy associated tax withholding obligations.
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
Restricted Stock Awards (“RSAs”)
During the three and six months ended June 30, 2024, we granted employees 0.2 million and 0.6 million RSAs, respectively, with a weighted-average grant date fair value of $28.24 and $24.89 per share, respectively. During the three and six months ended June 30, 2023, we granted employees 0.1 million and 0.4 million RSAs with a weighted-average grant date fair value of $22.80 and $22.50 per share, respectively. RSAs include voting and dividend rights and are therefore “participating” shares for the purpose of calculating basic and diluted net income per share. See “Note 7” below.
Employee Stock Purchase Plan (“ESPP”)
Our ESPP allows employees to set aside, by means of payroll deductions, up to ten percent of their annual compensation for the purchase of our common stock. Shares are issued to participating employees from the 2024 Plan on March 1st, June 1st, September 1st and December 1st (or, if those dates fall on holidays or weekends, on the first business day thereafter) at the then-current fair market value of our stock, as determined at the close of trading on those days.
For each purchased share, the participating employee receives one matching share, also issued from the 2024 Plan if certain conditions are met. There is no vesting requirement for shares issued pursuant to the ESPP purchase. The matching share will be granted in the form of an RSA that will vest on the one-year anniversary of the respective ESPP purchase date, net of applicable tax withholding. The vesting condition on the RSA is that the participating employee hold the corresponding share purchased under the ESPP for one year from the purchase date. Shares purchased pursuant to the ESPP and any matching shares issued upon satisfaction of the one-year holding requirement may be held, sold or transferred at the employee’s sole discretion.
As of June 30, 2024 and December 31, 2023, we had a liability of $1.5 million and $2.3 million, respectively, of stock-based compensation related to RSAs granted in connection with our ESPP in “Accrued and other liabilities” on our unaudited condensed consolidated balance sheets.
Stock-based Compensation
The following table summarizes our stock-based compensation by account:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Capitalized stock-based compensation	$83	$34	$128	$126
Cost of sales	14	9	25	32
Research and development	4,437	3,661	8,358	7,145
Selling, general and administrative	10,756	8,188	20,073	15,822
Total stock-based compensation	$15,290	$11,892	$28,584	$23,125
7. Net Income Per Share
We compute our basic and diluted net income per share in conformity with the two-class method required for companies with participating shares. Under the two-class method, net income is determined by allocating net income between common stock and unvested RSAs. We compute basic net income per share by dividing our net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. We compute diluted net income per share by dividing our net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, including potentially dilutive stock options and unvested restricted stock units (“RSUs”), less unvested RSAs. We use the treasury stock method to determine the number of dilutive shares of common stock resulting from stock options and unvested RSUs.

The following table shows the computation of net income per share for each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands, except per share amounts)
Numerator:
Net income attributable to common stockholders	$35,120	$27,356	$62,640	$43,173
Denominator:
Weighted-average shares used to compute basic net income per common share	103,118	101,964	102,954	104,908
Dilutive effect of employee stock options and unvested RSUs	8,126	7,626	7,596	7,584
Weighted-average shares used to compute diluted net income per common share	111,244	109,590	110,550	112,492

Basic net income per common share	$0.34	$0.27	$0.61	$0.41

Diluted net income per common share	$0.32	$0.25	$0.57	$0.38
As of June 30, 2024, we had 25.8 million stock options, 1.1 million RSAs and 0.1 million RSUs outstanding. As of June 30, 2023, we had 24.3 million stock options, 0.1 million RSUs and 0.7 million RSAs outstanding.
We excluded from the computation of diluted net income per share, on a weighted-average basis, 9.5 million and 9.8 million stock options and unvested RSUs outstanding during the three and six months ended June 30, 2024, respectively, and 9.5 million and 9.2 million stock options and unvested RSUs outstanding during the three and six months ended June 30, 2023, respectively, because including them would have reduced dilution.
8. Income Taxes
We recorded income tax expense of $6.1 million and $13.3 million for the three and six months ended June 30, 2024, respectively, as compared to an income tax expense of $5.4 million and $8.0 million for the three and six months ended June 30, 2023. The increase during the three and six months ended June 30, 2024 was primarily due to increased pretax book income compared to the corresponding period in 2023.
Our effective tax rate differs from the federal statutory rate due to state income taxes and the non-deductible portion of our stock-based compensation, which increased our tax expense, offset by research and development credits and the excess tax deduction arising from the exercise of employee stock options, which reduced our taxable income.
During the three and six months ended June 30, 2024, unrecognized tax benefits increased by $1.4 million and $2.0 million, respectively.
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
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. Congress has considered legislation that would defer the amortization requirement to later years, but as of June 30, 2024, the requirement has not been modified.

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
Cushing’s Syndrome
Korlym. We sell Korlym in the United States, using experienced sales representatives to call on physicians caring for patients with hypercortisolism (“Cushing’s syndrome”). In June 2024, we made available an authorized generic version of Korlym for the same indication. We also have a field-based force of medical science liaisons. We use one specialty pharmacy and one specialty distributor to distribute Korlym and an authorized generic version of Korlym and provide logistical support to physicians and patients. Our policy is that no patient with Cushing’s syndrome will be denied access to Korlym for financial reasons. To help us achieve that goal, we fund our own patient support programs and donate money to independent charitable foundations that help patients pay for all aspects of their Cushing’s syndrome care, whether or not that care includes taking Korlym.
Because many people who suffer from Cushing’s syndrome are undiagnosed or inadequately treated, we have developed and continue to refine and expand programs to educate physicians and patients about screening for hypercortisolism and the role Korlym can play in treating patients with the disorder. We have initiated a Phase 4 study (“CATALYST”), to determine the prevalence of Cushing’s syndrome in patients with difficult-to-control diabetes (HbA1c of 7.5 percent or higher) despite receiving optimum treatment. In the first 1,055 patients enrolled in the first phase of the CATALYST study, 24 percent were identified as having hypercortisolism. Patients found to have hypercortisolism could then choose to enter CATALYST’S second phase, in which patients are randomized 2:1 to receive either Korlym or placebo for 24 weeks. We expect that data from CATALYST will help physicians better identify patients with Cushing’s syndrome and determine their optimal treatment.
Relacorilant. We have completed a pivotal Phase 3 trial (“GRACE”) of our proprietary, selective cortisol modulator, relacorilant, as a treatment for patients with Cushing’s syndrome. Relacorilant was well-tolerated in its Phase 1, Phase 2 and Phase 3 trials. Patients in the Phase 2 trial exhibited meaningful improvements in hypertension, glucose control, weight, liver function, coagulopathy, cognition, mood, insulin resistance and quality of life. Relacorilant shares Korlym’s affinity for the glucocorticoid receptor (“GR”), but, unlike Korlym, has no affinity for the progesterone receptor (“PR”), and so is not the “abortion pill.” It does not cause other effects associated with PR affinity, including endometrial thickening and vaginal bleeding. There is no evidence that relacorilant increases cortisol concentration and causes hypokalemia (low potassium), a potentially serious condition that is a leading cause of patients stopping treatment with Korlym. Forty-four percent of patients in Korlym’s pivotal trial experienced hypokalemia. Unlike all other medications used to treat Cushing’s syndrome, relacorilant does not prolong the heart’s QT interval, a potentially deadly off-target effect.
The GRACE trial had two-parts. The first, open-label phase, enrolled 152 patients with any etiology of Cushing’s syndrome and either hypertension, hyperglycemia or both. Each patient received relacorilant for 22 weeks. Patients who exhibited pre-specified improvements in either or both symptoms proceeded to GRACE’s double-blind, randomized withdrawal phase, in which half of the patients continued to receive relacorilant and half received placebo for 12 weeks.
GRACE’s primary endpoint was maintenance of blood pressure control in the “randomized withdrawal” phase. Other key secondary and exploratory endpoints in the randomized withdrawal phase include changes in glycemic control, weight, waist circumference, fat and lean body mass, cognitive impairment and Cushing’s Quality of Life score.
In June 2024, the results from GRACE were presented at the Endocrine Society annual meeting and the 8th Heart in Diabetes conference. Patients in the open-label phase exhibited clinically meaningful and statistically significant improvements in hypertension, hyperglycemia, weight, waist circumference, fat and lean body mass, cognition and Cushing’s Quality of Life score.
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
GRACE met its primary endpoint of loss of blood pressure control in the randomized withdrawal phase among patients receiving relacorilant as compared to placebo (odds ratio: 0.17; p-value: 0.02). Patients that continued to receive relacorilant in the randomized withdrawal phase maintained their improvements in hypertension, hyperglycemia, waist circumference and fat and lean body mass, while patients that received placebo realized a significant worsening of these signs and symptoms of hypercortisolism.
Relacorilant was well-tolerated in both phases of GRACE. In the open-label phase, the most common adverse events were mild-to-moderate nausea, edema, pain in extremities and back, and fatigue, which are symptoms consistent with the “cortisol withdrawal” many patients experience following surgery or initiation of medical therapy to treat hypercortisolism. Due to relacorilant’s unique mechanism of action, the observed efficacy was seen without increases in cortisol concentrations and relacorilant-induced hypokalemia. In addition, no cases of relacorilant-induced endometrial hypertrophy with or without vaginal bleeding were seen, nor were there any instances of adrenal insufficiency or QT prolongation (independently confirmed). In the randomized withdrawal phase, there were no differences in the safety profile of the relacorilant and placebo groups.
Our second Phase 3 trial of relacorilant (“GRADIENT”) is studying patients with Cushing’s syndrome caused by a benign adrenal tumor. These patients often exhibit less severe symptoms or have a more gradual course of disease than patients with other etiologies of Cushing’s syndrome, although their health outcomes are ultimately poor. GRADIENT enrolled 137 patients, who have been randomized 1:1 to receive either relacorilant or placebo for 22 weeks. The trial’s primary endpoints are improvements in hypertension and/or glucose control.
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
Relacorilant in Patients with Platinum-Resistant Ovarian Cancer. We are conducting a pivotal Phase 3 trial (“ROSELLA”) of our proprietary, selective cortisol modulator, relacorilant combined with nab-paclitaxel as a treatment for patients with platinum-resistant ovarian. We have completed a 178-patient, controlled, multi-center, Phase 2 trial of relacorilant combined with nab-paclitaxel in patients with platinum-resistant ovarian cancer. Study participants were randomized to one of three treatment arms: 60 women received 150 mg of relacorilant intermittently (the day before, the day of and the day after their weekly nab-paclitaxel infusion) and 58 women received a daily relacorilant dose of 100 mg per day in addition to nab-paclitaxel. Sixty women received nab-paclitaxel alone. The trial’s primary endpoint was progression-free survival (i.e., the time from random assignment in a clinical trial to tumor progression or death from any cause or “PFS”).
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
Our ROSELLA study seeks to replicate the positive results observed in our Phase 2 trial. Enrollment in ROSELLA is complete. Three hundred eighty-one women with recurrent, platinum-resistant ovarian cancer were randomized 1:1 to receive either 150 mg of relacorilant intermittently in addition to nab-paclitaxel or nab-paclitaxel monotherapy. ROSELLA’s primary endpoint is PFS, with overall survival a key secondary endpoint. Patients enrolled in ROSELLA were required to have received prior bevacizumab therapy, which is the approved standard of care for patients with platinum-resistant ovarian cancer. Women with a history of tumors that do not respond to initial platinum-based treatments (i.e., women with “primary platinum-refractory” disease) and those who have received more than three prior lines of therapy were excluded.
Relacorilant in Patients with Adrenal Cancer with Cortisol Excess. We have completed an open-label, Phase 1b trial of relacorilant plus the PD-1 checkpoint inhibitor pembrolizumab in 14 patients with metastatic or unresectable adrenal cancer whose tumors produce cortisol. Patients with this form of adrenal cancer virtually never respond to immunotherapy and the tumor progresses very rapidly. Our trial sought to test whether adding relacorilant to pembrolizumab therapy would reduce cortisol-activated immune suppression sufficiently to help pembrolizumab achieve its intended tumor-killing effect, while at the same time reducing the often severe symptoms of Cushing’s syndrome caused by the tumors’ production of excess cortisol. An improvement in the clinical manifestations of hypercortisolism, such as hypertension and hyperglycemia, was observed. However, in these severely ill patients, tumor progression did not slow. The combination of relacorilant with pembrolizumab was well tolerated. We are evaluating next steps to further understand the role of cortisol modulation in combination with immunotherapies in other tumor types and earlier stages of cancer.
Relacorilant in Patients with Prostate Cancer. Androgen deprivation is the standard treatment for prostate cancer because androgens stimulate prostate tumor growth. Cortisol also stimulates prostate tumor growth and cortisol’s activity at the GR can cause tumors to escape androgen deprivation therapy. Combining a cortisol modulator with an androgen modulator may block this escape route. Our collaborators at the University of Chicago have initiated a randomized, placebo-controlled Phase 2 trial of relacorilant plus enzalutamide in patients with prostate cancer, pre-prostatectomy. We are providing relacorilant and placebo for the study. Patents we have licensed from the University of Chicago cover the use of relacorilant combined with anticancer agents, including enzalutamide, to treat patients with this indication.

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
Metabolic Diseases
Liver Disease. Metabolic dysfunction-associated steatohepatitis (“MASH”), is an advanced form of metabolic dysfunction-associated fatty liver disease that afflicts millions of patients and is a leading cause of liver-related mortality. In April 2021, we suspended our Phase 2a trial of our selective cortisol modulator miricorilant as a potential treatment for MASH after four of the five patients who received miricorilant exhibited both elevated liver enzymes and large, rapid reductions in liver fat. Liver enzyme levels in all affected patients returned to baseline or below baseline (i.e., to healthier levels) after miricorilant was withdrawn. Our Phase 1b study has identified a dosing regimen that reduced liver fat, improved liver health and key metabolic and lipid measures and was well-tolerated. Following these compelling results, we initiated a randomized, double-blind, placebo-controlled, Phase 2b trial (“MONARCH”) of miricorilant in patients with MASH in October 2023. MONARCH has a planned enrollment of two patient cohorts. Cohort A has a planned enrollment of 120 patients with biopsy-confirmed MASH, randomized 2:1 to receive either 100 mg of miricorilant twice weekly or placebo for 48 weeks. The primary endpoint of Cohort A is reduction in liver fat, with MASH resolution and fibrosis improvement as key secondary endpoints. Cohort B has a planned enrollment of 75 patients with presumed MASH (based on non-invasive diagnostic tests), randomized 2:1 to receive either 100 mg of miricorilant twice weekly for 6 weeks and then 200 mg of miricorilant twice weekly for 18 weeks or placebo for 24 weeks. The primary endpoint of Cohort B is reduction in liver fat.
Antipsychotic-Induced Weight Gain (“AIWG”). In the United States, six million people take antipsychotic medications such as olanzapine and risperidone to treat illnesses such as schizophrenia, bipolar disorder and depression. While these drugs are very effective, they often cause rapid and sustained weight gain, other metabolic disturbances and, ultimately, cardiovascular disease. Patients taking these medications experience a 10 to 25-year reduction in life expectancy, due largely to increased cardiovascular events, such as heart attacks and strokes. Patients in our two double-blind, placebo-controlled, Phase 2 trials (“GRATITUDE” and “GRATITUDE II”) of miricorilant with already existing weight gain stimulated by anti-psychotic medication did not exhibit weight loss. However, numerous replicated pre-clinical study results as well as the results of our double-blind, placebo-controlled trial in healthy subjects (published in the Journal of Clinical Psychopharmacology (Hunt et al., 2021)) suggest that miricorilant may prevent weight gain caused by the administration of olanzapine. In October 2023, we initiated a double-blind, placebo-controlled, Phase 1 trial to further study miricorilant’s potential to prevent AIWG. In June 2024, we discontinued this trial for lack of observed efficacy.
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
The IRA also imposes a one percent excise tax on certain share repurchases and introduces a 15 percent corporate alternative minimum tax on adjusted financial statement income. The corporate alternative minimum tax became effective for us on January 1, 2024. We do not expect either of these provisions to significantly affect our consolidated financial statements.
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

Net product revenue was $163.8 million and $310.6 million for the three and six months ended June 30, 2024, respectively, compared to $117.7 million and $223.4 million for the comparable periods in 2023. Higher sales volumes accounted for 75.9 percent and 71.9 percent of the increases in the three and six months ended June 30, 2024, respectively, with the remaining growth due to a price increase effective January 1, 2024.
Cost of sales – Cost of sales includes the cost of the active pharmaceutical ingredient (“API”), tableting, packaging, personnel, overhead, stability testing and distribution.
Cost of sales was $2.5 million and $5.1 million for the three and six months ended June 30, 2024, respectively, compared to $1.6 million and $3.0 million for the comparable periods in 2023. Cost of sales as a percentage of revenue was 1.5 percent and 1.6 percent for the three and six months ended June 30, 2024, respectively, compared to 1.3 percent for each of the comparable periods in 2023. The increase for the three months ended June 30, 2024 was due to increased manufacturing, shipping and distribution costs. The increase for the six months ended June 30, 2024 was due to increased manufacturing, shipping and distribution costs as well as a one-time $0.5 million write-off of API during the first quarter of 2024 that was scrapped during the manufacturing phase.
Research and development expense – Research and development expense includes the cost of (1) recruiting and compensating development personnel, (2) clinical trials, (3) manufacturing investigational drug product, (4) preclinical studies, (5) drug discovery research and (6) the development of new drug formulations and manufacturing processes.
Research and development expense was $58.7 million and $117.3 million for the three and six months ended June 30, 2024, respectively, compared to $43.3 million and $84.1 million for the comparable periods in 2023. The increases were due to increased spending on the advancement and completion of our development programs and increased employee compensation expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Clinical development programs:
Oncology	$11,545	$9,182	$29,230	$16,432
Cushing’s syndrome	14,845	7,793	25,657	18,767
Metabolic diseases	8,519	9,303	19,508	16,475
Pre-clinical and early-stage selective cortisol modulators	11,775	8,259	20,445	15,723
Unallocated activities, including manufacturing and regulatory activities	7,624	5,079	14,053	9,586
Stock-based compensation	4,437	3,661	8,358	7,145
Total research and development expense	$58,745	$43,277	$117,251	$84,128
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
Selling, general and administrative expense was $66.9 million and $123.2 million for the three and six months ended June 30, 2024, respectively, compared to $43.3 million and $91.8 million for the comparable periods in 2023. The increases were primarily due to increased employee compensation expenses and sales and marketing activities.
We expect our selling, general and administrative expense to be higher in 2024 than in 2023 due to increased commercial and administrative activities, including litigation and administrative support for increased research and development and marketing efforts.

Interest and other income - Interest and other income was $6.0 million and $11.5 million for the three and six months ended June 30, 2024, respectively, compared to $3.3 million and $6.9 million for the comparable periods in 2023. The increases were due to higher cash and investment balances and market-wide increases in interest rates.
Income tax expense - Income tax expense was $6.1 million and $13.3 million for the three and six months ended June 30, 2024, respectively, compared to income tax expense of $5.4 million and $8.0 million for the comparable periods in 2023. The increase in income tax expense during the three and six months ended June 30, 2024 was primarily due to increased pretax book income compared to the corresponding period in 2023.
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
As of June 30, 2024, we had cash, cash equivalents and marketable securities of $492.5 million, consisting of cash and cash equivalents of $128.6 million and marketable securities of $363.9 million, compared to cash, cash equivalents and marketable securities of $425.4 million, consisting of cash and cash equivalents of $135.6 million and marketable securities of $289.8 million as of December 31, 2023.
The cash in our bank accounts and our marketable securities could be reduced or our access to them restricted if the financial institutions holding them were to fail or severely adverse conditions were to arise in the markets for public or private debt securities. We have never experienced a material lack of access to cash or material realized losses.
Net cash provided by operating activities was $64.9 million for the six months ended June 30, 2024, compared to $68.2 million for the comparable period in 2023. This decrease was due to an increase in trade receivables resulting from higher sales growth and a smaller increase in income taxes payable, partially offset by an increase in net income during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Net cash used in investing activities was $69.2 million for the six months ended June 30, 2024, compared to net cash provided by investing activities of $183.4 million for the comparable period in 2023. The decrease was primarily due to allocation of cash proceeds from maturities of marketable securities towards cash equivalents in anticipation of the closing of our tender offer in the comparable period in 2023.
Net cash used in financing activities was $2.7 million for the six months ended June 30, 2024, compared to $145.6 million for the comparable period in 2023. In the six months ended June 30, 2024, we spent $7.6 million acquiring shares of our common stock, comprised of $4.0 million pursuant to our Stock Repurchase Program, $2.0 million to satisfy tax withholding requirements from vesting of restricted stock grants and $1.6 million acquiring shares of our common stock in connection with the net exercise of employee and director stock options, offset by $2.6 million received in connection with our ESPP and $2.3 million net cash received from the exercise of stock options. In the comparable period in 2023, we spent $148.5 million acquiring shares of our common stock, comprised of $145.4 million pursuant to our tender offer, $2.6 million acquiring shares of our common stock in connection with the net exercise of employee and director stock options and $0.4 million to satisfy tax withholding requirements from vesting of restricted stock grants, offset by $2.3 million received in connection with our ESPP and $0.6 million net cash received from the exercise of stock options.
As of June 30, 2024, we had retained earnings of $465.8 million.
Contractual Obligations and Commitments
Our contractual payment obligations and purchase commitments are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. Other than future minimum lease payments with respect to our sublease with Zuora, our payment obligations and purchase commitments did not change materially during the six months ended June 30, 2024. See Notes 4 and 5 to our Unaudited Condensed Consolidated Financial Statements for more information regarding our purchase commitments and future minimum lease payments, respectively.

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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks as of June 30, 2024 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. The market risks associated with our cash, cash equivalents and marketable securities, which consist entirely of debt instruments with original maturities of less than 26 months did not change materially during the six months ended June 30, 2024.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. As of June 30, 2024, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure at the reasonable assurance level.
Changes in internal control over financial reporting. Our Chief Financial Officer and other members of management evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2024 and concluded that there was no change during the quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Teva Patent Litigation
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
Other Matters
In March 2019, a purported securities class action complaint was filed in the United States District Court for the Northern District of California by Nicholas Melucci (Melucci v. Corcept Therapeutics Incorporated, et al., Case No. 5:19-cv-01372-LHK) (the “Melucci litigation”). The complaint named us and certain of our executive officers as defendants asserting violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and alleged that the defendants made false and materially misleading statements and failed to disclose adverse facts about our business, operations and prospects. The complaint asserted a putative class period extending from August 2, 2017 to February 5, 2019 and sought unspecified monetary relief, interest and attorneys’ fees. In October 2019, the Court appointed a lead plaintiff and lead counsel. The lead plaintiff’s consolidated complaint was filed in December 2019. With respect to these allegations, we have stated, from the beginning, that we have done nothing wrong.
On February 8, 2023, we reached an agreement in principle (the “Proposed Settlement”) to resolve all claims in the Melucci litigation. As previously disclosed, we made a one-time payment of $14.0 million into escrow as required by the Proposed Settlement and our insurers have since reimbursed us in full for this payment. On June 6, 2024, Judge James Donato of the United States District Court for the Northern District of California granted final approval of the Proposed Settlement which will govern administration of payments to eligible members of the plaintiff class.
In September 2019, a purported shareholder derivative complaint was filed in the United States District Court for the District of Delaware by Lauren Williams, captioned Lauren Williams v. G. Leonard Baker, et al., Civil Action No. 1:19-

cv-01830. The complaint named our board of directors, Chief Executive Officer and current Chief Business Officer as defendants, and Corcept as defendants. The complaint alleges breach of fiduciary duty, violation of Section 14(a) of the Exchange Act, insider selling, misappropriation of insider information and waste of corporate assets and seeks damages in an amount to be proved at trial. This action previously had been stayed since October 2019, pending resolution of the Melucci litigation, and, as further discussed below, on June 21, 2024, the stay was lifted.
In December 2019, a second purported shareholder derivative complaint was filed in the United States District Court for the District of Delaware by Jeweltex Pension Plan, captioned Jeweltex Pension Plan v. James N. Wilson, et al., Civil Action No. 1:19-cv-02308. The complaint named our board of directors, Chief Executive Officer and current Chief Business Officer as defendants, and us as nominal defendant. The complaint alleges causes of action for breach of fiduciary duty, violation of Section 14(a) of the Exchange Act, waste of corporate assets, contribution and indemnification, aiding and abetting, and gross mismanagement. The complaint seeks damages in an amount to be proved at trial. This action previously had been stayed since April 2020, pending resolution of the Melucci litigation, and, as further discussed below, on June 21, 2024, the stay was lifted.
In January 2022, a purported shareholder derivative complaint was filed in the Delaware Court of Chancery by Joel B. Ritchie, captioned Joel B. Ritchie v. G. Leonard Baker, et al., Case No. 2022-0102-SG. The complaint named our Board of Directors, Chief Executive Officer, current Chief Business Officer and President of Corcept Endocrinology as defendants, and us as nominal defendant. The complaint alleges a single cause of action for breach of fiduciary duty. The complaint seeks damages in an amount to be proved at trial. This action has been stayed since April 2022, pending a resolution of the Melucci litigation. On March 22, 2024, the stay was lifted and, on May 3, 2024 we filed a Motion to Dismiss this complaint. We cannot predict when the Court will rule on this motion.
On June 21, 2024, the United States District Court for the District of Delaware lifted the stay on the Williams and Jeweltex cases and consolidated those two cases into one case. Given the overlapping allegations in these actions, we and the individual defendants have filed a One Forum Motion in both the United States District Court for the District of Delaware and the Delaware Court of Chancery requesting that the courts coordinate to determine in which jurisdiction (Federal or Chancery Court) these matters should proceed.
Teva Antitrust Litigation
On June 13, 2024, Teva filed a complaint in the Northern District of California, captioned Teva Pharmaceuticals USA, Inc. v. Corcept Therapeutics, Inc., et al. (N.D. Cal.), Case No. 3:24-cv-03567-BLF (the “Teva Antitrust Litigation”). This lawsuit names Corcept and Optime Care, Inc. (“Optime”) as defendants and alleges, among other things, that Corcept has violated federal and state laws related to antitrust and unfair business practices. Our response to this complaint is due August 26, 2024.
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
Risks Relating to our Intellectual Property
•To succeed, we must secure, maintain and effectively assert adequate patent protection for the composition and methods of use of our proprietary, selective cortisol modulators and for the use of Korlym to treat Cushing’s syndrome. Litigation is slow and expensive and its outcome is uncertain and subject to challenge on appeal.
Risks Related to our Stock
•The price of our common stock fluctuates widely and is likely to continue to do so. Opportunities for investors to sell shares may be limited.
•Our stock price may decline if our financial performance does not meet the guidance we have provided to the public, estimates published by research analysts or other investor expectations.
General Risk Factors
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
Our ability to generate revenue and to fund our commercial operations and development programs is dependent on the sale of Korlym to treat patients with Cushing’s syndrome. Physicians will prescribe Korlym if they determine that it is preferable to other treatments, even if those treatments are not approved for Cushing’s syndrome. Most physicians are inexperienced diagnosing or caring for patients with Cushing’s syndrome and it can be hard to persuade them to identify appropriate patients and treat them with Korlym.
Many factors could limit our Korlym revenue, including:

•the preference of physicians or payors for competing treatments for Cushing’s syndrome, including a lower-priced generic version of Korlym and off-label treatments; and
•lack of availability of government or private insurance, the shift of a significant number of patients to Medicaid, which reimburses Korlym at a significantly lower price, or the introduction of government price controls or other price-reducing regulations, such as the Inflation Reduction Act of 2022, that may significantly limit Medicare reimbursement rates.
Failure to generate sufficient Korlym revenue could prevent us from fully funding our planned commercial and clinical activities and would likely cause our stock price to decline.
If a generic version of Korlym is successful, our business, results of operations and financial position would be adversely affected.
In January 2024, Teva launched a generic version of Korlym. We have sued Teva in Federal District Court with respect to its generic version of Korlym. On December 29, 2023, the Court issued a ruling in that case finding that Teva’s generic product would not infringe the patents we have asserted against it. We have appealed this adverse decision to the Federal Circuit Court of Appeals, but there can be no assurance our appeal will be successful. If Teva’s launch is successful, it may materially harm our results of operations and financial condition, even if our appeal is successful and Teva is required to withdraw its product and pay us damages.
We had also sued Sun and Hikma with respect to their proposed generic versions of Korlym, although we settled those lawsuits in June 2021 and December 2022, respectively. The terms of these settlements permit entry by Sun and Hikma as early as the third quarter of 2024, with customary restrictions, provided the FDA has approved their products and Teva’s generic product remains commercially available. The availability of generic versions of Korlym from Sun or Hikma could materially harm our results of operations and financial condition, even if our on-going appeal against Teva is successful and Teva, Sun and Hikma were required to withdraw their products and pay us damages. Please see “Part II, Item 1, Legal Proceedings” for additional details.
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
In the United States, there have been and continue to be legislative initiatives to contain healthcare costs. The IRA significantly changed the way Medicare pays for prescription drugs. The IRA requires the Secretary of the U.S. Department of Health and Human Services (“HHS”) to negotiate Medicare prices for selected drugs and biologicals, including both physician-administered products covered under Medicare’s Part B benefit and self-administered drugs such as Korlym that are covered under the Part D benefit. Each year, the Secretary will select for price negotiation a specified number of negotiation-eligible drugs with the highest total Part B or D expenditures over the preceding 12-month period. To be eligible for price negotiation a drug must have been on the market for at least seven years without generic competition. Orphan drugs indicated for only one rare disease or condition and drugs with less than $200 million in annual Medicare expenditures are exempt from the negotiation program. For the first two years of the program, 2026 and 2027, only Part D drugs are eligible. The Secretary will publish the negotiated price, known as the “Maximum Fair Price” (“MFP”), for each of the selected products. Manufacturers of selected drugs would be required to offer the drug for Medicare recipients at the MFP. Manufacturers who fail to negotiate with the Secretary or offer their drug to Medicare recipients at the MFP can face significant civil money penalties or excise tax liability on sales of that drug. If Korlym or any drug we commercialize becomes eligible for Medicare negotiation, the revenue we generate from sales of that drug may be significantly reduced.
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
Our single specialty pharmacy, Optime, dispenses Korlym and performs related pharmacy and patient support services, including the collection of payments from insurers representing 99 percent of our revenue. If Optime does not adhere to its agreements with payers or does not continue to meet regulatory requirements concerning pharmacy operations, it may not be able to collect on our behalf some or all of the payments due to us. In addition, if Optime becomes unable or unwilling to perform its obligations under our agreement, we may not be able to dispense Korlym in a timely manner to some or all of our patients. Effective April 1, 2024, we extended our agreement with Optime through March 31, 2027, with automatic renewal for successive three-year terms. The agreement is subject to customary termination provisions, including the right of Optime to terminate in the event of a material breach by us that we do not cure in a reasonable period of time after receiving written notice. In addition, we may terminate the agreement for convenience.
The facilities used by our vendors to manufacture and package the API and drug product for Korlym and our product candidates and distribute them to hospitals, clinics and patients, must be approved by government regulators in the United States, Europe, and elsewhere. We do not control the activities of these vendors, including whether they maintain adequate quality control and hire qualified personnel. We are dependent on them for compliance with the regulatory requirements known as current good manufacturing practices (“cGMPs”), which are subject to change at the regulators’ discretion. If our vendors cannot manufacture material that conforms to our specifications and the strict requirements of the FDA or others, they will not be able to maintain regulatory authorizations for their facilities and we could be prohibited from using the API or drug product they have provided. If the FDA, European Medicines Agency (“EMA”), the Medicines and Healthcare products Regulatory Agency (“MHRA”) or other regulatory authorities withdraw regulatory authorizations of these facilities, we may need to find alternative vendors or facilities, which would be time-consuming, complex and expensive and could significantly hamper our ability to develop, obtain regulatory approval for and market our products. Sanctions could be imposed on us, including fines, injunctions, civil penalties, refusal of regulators to approve our product candidates, delays, suspensions or withdrawals of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business. In addition, our reputation as a reliable sponsor of clinical studies would be harmed, which would make it more difficult for us to develop our drug candidates.
Public perception of mifepristone based on its other uses may limit our ability to sell Korlym.
The active ingredient in Korlym, mifepristone, is approved by the FDA in another drug for the termination of early pregnancy. In 2022, the United States Supreme Court published its decision in the case of Dobbs v. Jackson Women’s Health Organization (“Dobbs”), which overturned Roe v. Wade, the 1973 Supreme Court decision that had established a woman’s right to terminate her pregnancy, subject to certain limitations. Dobbs has stimulated many states to enact laws restricting the legality of abortion and mifepristone, including during early pregnancy and under specific conditions of use. More laws banning or heavily restricting termination of pregnancy may be adopted and existing laws may be made more restrictive. On June 13, 2024, in a highly publicized case, the Supreme Court ruled against plaintiffs seeking to restrict access to mifepristone for terminating pregnancy, holding that they lacked standing (i.e., the right to sue), thus preserving current access to mifepristone. Because the Supreme Court’s decision was made solely on procedural grounds, the ruling does not necessarily foreclose other challenges to the continued availability of mifepristone. The timing and outcome of any subsequent cases, as well as additional legislative changes are uncertain. In addition, heightened public awareness of mifepristone as an abortifacient may draw the attention of hostile state government officials or political activists to Korlym – as could additional public debate concerning current or proposed restrictions on the distribution of mifepristone. This may be the case even though (i) Korlym is not approved for the termination of pregnancy, (ii) we do not promote it for that use and (iii) we have taken measures to minimize the chance that it will accidentally be prescribed to a pregnant woman. In addition, physicians and patients may choose not to use Korlym as a treatment for Cushing’s syndrome simply to avoid the risk of terminating a pregnancy.
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
We are subject to oversight by the FDA and other regulatory authorities in the United States and elsewhere with respect to our research, testing, manufacturing, labeling, distribution, adverse event reporting, storage, advertising, promotion, recordkeeping and sales and marketing activities. These requirements include submissions of safety information, annual updates on manufacturing activities and continued compliance with FDA regulations, including cGMPs, good laboratory practices and good clinical practices (“GCPs”), all of which are subject to change. Foreign regulatory authorities have comparable requirements and enforcement mechanisms, which are also subject to change. The FDA and other regulators enforce these regulations through inspections of us and the laboratories, manufacturers and clinical sites we use. Discovery of previously unknown problems with a product or product candidate, such as adverse events of unanticipated severity or frequency or deficiencies in manufacturing processes or management, as well as failure to comply with current or future FDA or other U.S. or foreign regulatory requirements, may subject us to substantial civil and criminal penalties, injunctions, holds on clinical trials, product seizure, refusal to permit the import or export of products, restrictions on product marketing, withdrawal of the product from the market, product recalls, total or partial suspension of production, refusal to approve pending new drug applications (“NDAs”) or supplemental NDAs, and suspension or revocation of product approvals.
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
Our efforts to discover, develop and secure regulatory approval for our product candidates may not succeed. Clinical drug development is lengthy, expensive and often unsuccessful. Results of early studies and trials are often not predictive of later trial results. Failure can occur at any time. Even if we deem that our product candidates’ clinical trial results demonstrate safety and efficacy, regulatory authorities may not agree. Failure to obtain or maintain regulatory approvals for our product candidates would prevent us from commercializing them.
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
At any time prior to the regulatory approval of a product candidate, we may decide, or the FDA or other regulatory authorities may require us, to conduct more pre-clinical or clinical studies, provide additional analysis of existing data or change the size or design of a trial already underway. Such additional or changed requirements, which regulators may impose in their sole discretion, may delay or prevent the completion of development, submission of an NDA or the completion of regulatory review, which would increase our costs and adversely impact future revenue. Even if we conduct the clinical trials and supportive studies that we consider appropriate and the results are positive, we may not receive regulatory approval. Following regulatory approval, there is no assurance of commercial success.
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
We cannot assure investors that a liquid trading market for our common stock will exist at any particular time. As a result, holders of our common stock may not be able to sell shares quickly or at the current market price. During the 52-week period ended July 22, 2024, our average daily trading volume was 1,063,503 shares and the intra-day sales prices per share of our common stock on The Nasdaq Stock Market ranged from $20.84 to $35.22. As of July 22, 2024, our officers, directors and principal stockholders beneficially owned 21 percent of our common stock.

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
•disputes or other developments relating to our intellectual property, including developments in generic-related litigation;
•changes in laws or regulations applicable to the pricing, availability of insurance reimbursement, or approved uses of Korlym, our product candidates or our competitors’ products;
•short-selling of our common stock, the publication of speculative opinions about our business or other market manipulation activities that are intended to lower our stock price or increase its volatility;
•sales of a substantial number of shares of our stock in the public market, leading to reductions in its price;
•changes in estimates or recommendations by securities analysts or the failure of our performance to meet the published expectations of those analysts or public guidance we have provided;
•purchases of our common stock pursuant to our stock repurchase program (the “Stock Repurchase Program”) or changes to that program;
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
We are subject to regulations and other legal obligations relating to drug development and commercialization, the conduct of business as an issuer of publicly traded securities and individual privacy and data protection. Compliance with these obligations is complex and costly. Failure to comply could materially harm our business.
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
In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Confidentiality of Medical Information Act imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. Further, the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020, created individual privacy rights for California consumers and increased the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act, or CPRA, revised and expanded the CCPA, adding additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The CPRA is in full effect as of January 1, 2023, and similar laws passed in Virginia, Colorado, Connecticut and Utah have taken effect and other states, including Texas, Florida, Oregon and Montana, have passed similar laws that will take effect in or after 2024. As a result, additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. Additional legislation proposed at the federal level and in other states, along with increased regulatory action, reflect a trend toward more stringent privacy legislation in the United States.
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
As of July 22, 2024, our officers and directors beneficially owned 21 percent of our common stock. Acting together, these stockholders could significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling stockholders.
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

Issuer Purchases of Equity Securities
The following table contains information relating to the repurchases of our common stock in the three months ended June 30, 2024 as part of our publicly announced stock repurchase program (in thousands, except average price per share):

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Dollar Amount of Shares That May Yet be Purchased Under the Program(1)

April 1, 2024 to April 30, 2024	—	$—	$199,524
May 1, 2024 to May 31, 2024	—	—	199,524
June 1, 2024 to June 30, 2024	122	28.61	196,046
Total	122	$28.61	$196,046
(1) On January 8, 2024, our Board of Directors authorized the repurchase of up to $200 million of our common stock pursuant to our Stock Repurchase Program. The program may be modified, suspended or discontinued at any time without notice.
The following table contains information relating to the purchases of our common stock in the three months ended June 30, 2024 as part of the cashless net exercises of stock options (in thousands, except average price per share):

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Purchase Price of Shares(2)

April 1, 2024 to April 30, 2024	18	$24.65	$449
May 1, 2024 to May 31, 2024	127	29.86	3,802
June 1, 2024 to June 30, 2024	63	31.80	1,992
Total	208	$29.99	$6,243
(1) In April 2024, we issued 42,739 shares of common stock as part of a net-share settlement of a cashless option exercise, of which 12,315 shares were surrendered to us in satisfaction of related exercise cost and tax obligations. In May 2024, we issued 173,049 shares of common stock as part of a net-share settlement of a cashless option exercise, of which 110,230 shares were surrendered to us. In June 2024, we issued 87,137 shares of common stock as part of a net-share settlement of a cashless option exercise, of which 44,899 shares were surrendered to us.
In April 2024, we issued 15,909 shares of common stock as part of restricted stock vesting, of which 5,886 shares were surrendered to us in satisfaction of related tax obligations. In May 2024, we issued 46,464 shares of common stock as part of restricted stock vesting, of which 17,125 shares were surrendered to us. In June 2024, we issued 51,285 shares of common stock as part of restricted stock vesting, of which 17,738 shares were surrendered to us.
(2) We paid $1.9 million to satisfy the tax withholding obligations associated with the net-share settlement of these cashless option exercises and vesting of restricted stock.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
Insider Trading Arrangements
During the quarter ended June 30, 2024, no directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, terminated or modified any contract, instruction or written plan for the purchase or sales of our securities intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Document
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 24, 2023.
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on December 11, 2023).
10.1	Tenth Amendment to Office Lease Agreement by and between Exponent Realty, LLC and Corcept Therapeutics Incorporated, made and entered into as of May 13, 2024.
10.2	Corcept Therapeutics Incorporated 2024 Incentive Award Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 10, 2024).
10.3
Corcept Therapeutics Incorporated 2024 Incentive Award Plan Form of Stock Option Grant Notice and Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-279862) filed on May 31, 2024).

10.4
Corcept Therapeutics Incorporated 2024 Incentive Award Plan Form of Restricted Stock Award Grant Notice and Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-279862) filed on May 31, 2024).

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
101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, (ii) Unaudited Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2024 and 2023, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2024 and 2023, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2024 and 2023, (v) Unaudited Condensed Consolidated Statement of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date:	July 29, 2024	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D.
Chief Executive Officer

Date:	July 29, 2024	/s/Atabak Mokari
Atabak Mokari
Chief Financial Officer

Date:	July 29, 2024	/s/Joseph D. Lyon
Joseph D. Lyon
Chief Accounting & Technology Officer