Form 10-Q
period 2024-09-30
CORCEPT THERAPEUTICS INC
filed 2024-10-30
CIK 1088856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
101 Redwood Shores Parkway
Redwood City, CA 94065
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On October 23, 2024, there were 104,775,137 shares of common stock outstanding at a par value of $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2024	December 31, 2023
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$137,289	$135,551
Short-term marketable securities	243,047	232,670
Trade receivables, net of allowances	59,717	41,123
Insurance recovery receivable related to Melucci litigation (Note 4)	—	14,000
Inventory	8,050	7,730
Prepaid expenses and other current assets	18,875	27,562
Total current assets	466,978	458,636
Strategic inventory	7,764	8,244
Operating lease right-of-use asset	5,503	120
Property and equipment, net	2,930	195
Long-term marketable securities	167,310	57,176
Other assets	6,973	6,541
Deferred tax assets, net	126,799	90,605
Total assets	$784,257	$621,517
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,584	$17,396
Accrued research and development expenses	27,736	21,330
Accrued and other liabilities	79,464	51,628
Accrued settlement related to Melucci litigation (Note 4)	—	14,000
Short-term operating lease liability	432	151
Total current liabilities	126,216	104,505
Long-term operating lease liability	6,359	—
Long-term accrued income taxes payable	12,847	10,307
Total liabilities	145,422	114,812
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock	—	—
Common stock	135	133
Treasury stock	(682,177)	(635,078)
Additional paid-in capital	806,317	738,515
Accumulated other comprehensive income	1,571	609
Retained earnings	512,989	402,526
Total stockholders’ equity	638,835	506,705
Total liabilities and stockholders’ equity	$784,257	$621,517
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product revenue, net	$182,546	$123,601	$493,150	$346,970
Operating expenses:
Cost of sales	2,867	1,645	7,926	4,604
Research and development	59,336	45,517	176,587	129,646
Selling, general and administrative	73,745	45,262	196,948	137,107
Total operating expenses	135,948	92,424	381,461	271,357
Income from operations	46,598	31,177	111,689	75,613
Interest and other income	6,345	5,208	17,844	12,135
Income before income taxes	52,943	36,385	129,533	87,748
Income tax expense	(5,730)	(5,007)	(19,070)	(12,963)
Net income	47,213	31,378	110,463	74,785

Net income attributable to common stockholders	46,690	31,172	109,344	74,353

Basic net income per common share	$0.45	$0.31	$1.06	$0.72

Diluted net income per common share	$0.41	$0.28	$0.98	$0.66

Weighted-average shares outstanding used in computing net income per common share
Basic	103,371	102,014	103,094	103,933
Diluted	113,723	111,099	111,571	112,054
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	47,213	31,378	110,463	74,785
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments, net of tax effect of $(256), $31, $(139) and $(184), respectively	951	(95)	432	586
Foreign currency translation gain (loss)	536	(184)	530	49
Total comprehensive income	$48,700	$31,099	$111,425	$75,420
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$110,463	$74,785
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	44,558	35,875
Accretion of discount on marketable securities, net	(8,747)	(5,933)
Depreciation and amortization	514	828
Deferred income taxes	(36,333)	(25,821)
Amortization of right-of-use asset	362	1,262
Changes in operating assets and liabilities:
Trade receivables	(18,594)	(3,569)
Insurance recovery receivable related to Melucci litigation	14,000	—
Inventory	383	936
Prepaid expenses and other current assets	8,462	(5,579)
Other assets	(432)	—
Accounts payable	1,616	4,783
Accrued research and development expenses	6,406	6,732
Accrued and other liabilities	27,531	36,695
Accrued settlement related to Melucci litigation	(14,000)	—
Long-term accrued income taxes	2,540	1,373
Operating lease liability	38	(1,215)
Net cash provided by operating activities	138,767	121,152
Cash flows from investing activities:
Purchases of property and equipment	(2,051)	(139)
Proceeds from maturities of marketable securities	332,545	372,793
Purchases of marketable securities	(443,738)	(298,846)
Net cash (used in) provided by investing activities	(113,244)	73,808
Cash flows from financing activities:
Proceeds from stock option exercises, net of issuance costs	3,268	1,091
Proceeds from purchases under the Employee Stock Purchase Program	3,927	2,959
Repurchase of common stock in connection with Stock Repurchase Program	(15,664)	—
Repurchase of common stock in connection with Tender Offer	—	(145,428)
Cash paid to satisfy statutory withholding requirement for net settlement of cashless option exercises and vesting of restricted stock grants	(15,316)	(8,111)
Net cash used in financing activities	(23,785)	(149,489)
Net increase in cash and cash equivalents	1,738	45,471
Cash and cash equivalents, at beginning of period	135,551	66,329
Cash and cash equivalents, at end of period	$137,289	$111,800

Supplemental disclosure:
Exercise cost of shares repurchased for net settlement of cashless option exercises	$14,184	$22,199
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	103,405	$133	$738,515	$(635,078)	$609	$402,526	$506,705
Issuance of common stock under incentive award plan	786	—	3,485	—	—	—	3,485
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises and vesting of restricted stock	(143)	—	2,032	(5,586)	—	—	(3,554)
Repurchase of common stock in connection with Stock Repurchase Program	(20)	—	—	(476)	—	—	(476)
Excise tax related to net share repurchases	—	—	—	81	—	—	81
Stock-based compensation	—	—	12,929	—	—	—	12,929
Vesting of RSAs in connection with ESPP	—	—	1,283	—	—	—	1,283
Other comprehensive loss, net of tax	—	—	—	—	(351)	—	(351)
Net income	—	—	—	—	—	27,762	27,762
Balance at March 31, 2024	104,028	$133	$758,244	$(641,059)	$258	$430,288	$547,864
Issuance of common stock under incentive award plan	700	1	7,573	—	—	—	7,574
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises and vesting of restricted stock	(208)	—	—	(6,242)	—	—	(6,242)
Repurchase of common stock in connection with Stock Repurchase Program	(122)	—	—	(3,478)	—	—	(3,478)
Excise tax related to net share repurchases	—	—	—	16	—	—	16
Stock-based compensation	—	—	13,881	—	—	—	13,881
Vesting of RSAs in connection with ESPP	—	—	1,314	—	—	—	1,314
Other comprehensive loss, net of tax	—	—	—	—	(174)	—	(174)
Net income	—	—	—	—	—	35,488	35,488
Balance at June 30, 2024	104,398	$134	$781,012	$(650,763)	$84	$465,776	$596,243
Issuance of common stock under incentive award plan	1,175	1	10,321	—	—	—	10,322
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises and vesting of restricted stock	(526)	—	—	(19,704)	—	—	(19,704)
Repurchase of common stock in connection with Stock Repurchase Program	(344)	—	—	(11,710)	—	—	(11,710)
Stock-based compensation	—	—	14,286	—	—	—	14,286
Vesting of RSAs in connection with ESPP	—	—	698	—	—	—	698
Other comprehensive income, net of tax	—	—	—	—	1,487	—	1,487
Net income	—	—	—	—	—	47,213	47,213
Balance at September 30, 2024	104,703	$135	$806,317	$(682,177)	$1,571	$512,989	$638,835
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	107,835	$131	$662,342	$(456,148)	$(869)	$296,386	$501,842
Issuance of common stock under incentive award plan	618	—	6,540	—	—	—	6,540
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(297)	—	—	(6,359)	—	—	(6,359)
Stock-based compensation	—	—	10,966	—	—	—	10,966
Other comprehensive income, net of tax	—	—	—	—	716	—	716
Net income	—	—	—	—	—	15,879	15,879
Balance at March 31, 2023	108,156	$131	$679,848	$(462,507)	$(153)	$312,265	$529,584
Issuance of common stock under incentive award plan	1,168	1	4,496	—	—	—	4,497
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(202)	—	—	(4,823)	—	—	(4,823)
Repurchase of common stock in connection with Tender Offer	(6,610)	—	—	(145,428)	—	—	(145,428)
Excise tax related to net share repurchases	—	—	—	(1,316)	—	—	(1,316)
Stock-based compensation	—	—	11,374	—	—	—	11,374
Other comprehensive income, net of tax	—	—	—	—	198	—	198
Net income	—	—	—	—	—	27,528	27,528
Balance at June 30, 2023	102,512	$132	$695,718	$(614,074)	$45	$339,793	$421,614
Issuance of common stock under incentive award plan	1,068	1	13,949	—	—	—	13,950
Shares purchased to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(584)	—	—	(17,866)	—	—	(17,866)
Excise tax related to net share repurchases	—	—	—	152	—	—	152
Stock-based compensation	—	—	11,660	—	—	—	11,660
Vesting of RSAs in connection with ESPP	—	—	1,070	—	—	—	1,070
Other comprehensive loss, net of tax	—	—	—	—	(279)	—	(279)
Net income	—	—	—	—	—	31,378	31,378
Balance at September 30, 2023	102,996	$133	$722,397	$(631,788)	$(234)	$371,171	$461,679
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
We were incorporated in the State of Delaware in May 1998. Our headquarters are located in Redwood City, California.
Basis of Presentation
We have prepared the following interim financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X: (i) condensed consolidated balance sheet as of September 30, 2024 and (ii) condensed consolidated statements of income, comprehensive income and stockholders’ equity for the three- and nine-month periods ended September 30, 2024 and 2023 and (iii) condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2024 and 2023. These do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (which in the applicable periods consist only of normal, recurring adjustments) have been included. Operating results for the three- and nine-month periods ended September 30, 2024 are not necessarily indicative of the results for the remainder of 2024 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K. The December 31, 2023 balance sheet was derived from audited financial statements at that date.
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
In November 2023, the FASB issued ASU No. 2023-07, to improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The standard is effective for public companies with annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. We will adopt this guidance for the annual period ending December 31, 2024 and for interim periods thereafter. The Chief Executive Officer is our Chief Operating Decision Maker and we view our operations and manage our business as one operating segment.

2. Composition of Certain Balance Sheet Items
Inventory

	September 30, 2024	December 31, 2023

	(in thousands)
Work in progress	7,764	8,233
Finished goods	8,050	7,741
Total inventory	15,814	15,974
Less strategic inventory classified as non-current	(7,764)	(8,244)
Total inventory classified as current	$8,050	$7,730
We rely on two manufacturers to produce the active pharmaceutical ingredient (“API”) for our medications. We have purchased and hold significant quantities of API, included in work in progress inventory. We classify inventory we do not expect to sell within 12 months of the balance sheet date as “strategic inventory,” a non-current asset.
Prepaid expenses and other current assets

	September 30, 2024	December 31, 2023

	(in thousands)
Prepaid expenses	$5,817	$4,319
Deferred clinical materials	5,707	13,496
Clinical deposits	2,771	3,865
Other current assets	4,580	5,882
Total prepaid expenses and other current assets	$18,875	$27,562
Accrued and other liabilities

	September 30, 2024	December 31, 2023

	(in thousands)
Government rebates	$38,799	$18,468
Accrued compensation	27,568	25,457
Accrued selling and marketing costs	3,959	1,771
Legal fees	1,836	542
Other	7,302	5,390
Total accrued and other liabilities	$79,464	$51,628
Other assets
As of September 30, 2024 and December 31, 2023, other assets included $6.0 million and $6.4 million of deposits for clinical trials, respectively.

3. Available-for-Sale Marketable Securities and Fair Value Measurements
The available-for-sale securities in our condensed consolidated balance sheets are as follows:

	September 30, 2024	December 31, 2023

	(in thousands)
Cash equivalents	$110,789	$97,170
Short-term marketable securities	243,047	232,670
Long-term marketable securities	167,310	57,176
Total marketable securities	$521,146	$387,016
The following table presents our available-for-sale securities grouped by asset type:

	Fair Value Hierarchy Level	September 30, 2024				December 31, 2023
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

		(in thousands)
Corporate bonds	Level 2	$300,504	$836	$(87)	$301,253	$120,508	$307	$—	$120,815
Commercial paper	Level 2	4,875	12	—	4,887	75,308	20	(9)	75,319
U.S. Treasury securities	Level 1	104,171	46	—	104,217	93,655	61	(4)	93,712
Money market funds	Level 1	110,789	—	—	110,789	97,170	—	—	97,170
Total marketable securities		$520,339	$894	$(87)	$521,146	$386,641	$388	$(13)	$387,016
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
We classified accrued interest on our marketable securities of $2.9 million and $1.7 million as of September 30, 2024 and December 31, 2023, respectively, as prepaid and other current assets on our condensed consolidated balance sheets.
As of September 30, 2024, all of our long-term marketable securities had original maturities of no more than 26 months and all our marketable securities classified as short-term have maturities of less than one year. The weighted-average maturity of our short-term and long-term marketable securities was ten months. As of September 30, 2024, our long-term marketable securities had remaining maturities between 13 months and 24 months. None of our marketable securities changed from one fair value hierarchy to another during the three and nine months ended September 30, 2024.
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
5. Leases
In April 2024, we entered into a six-year sublease (the “Sublease”) with Zuora, Inc. for office space located at 101 Redwood Shores Parkway, Redwood City, California, effective from July 1, 2024. The leased property became our new headquarters effective August 1, 2024. The portion of the premises subject to the Sublease is 50,632 rentable square feet. The Sublease commenced on June 1, 2024 due to early access rights and will end on June 30, 2030. We are obligated to pay a base rent of an average of $1.5 million annually over the term of the lease. As a result of the agreement, we recorded a right-of-use asset and corresponding lease liability related to the leased property based on the present value of future lease payments.
The lease for our previous headquarters in Menlo Park, California ended on August 31, 2024. We do not recognize right-of-use assets or lease liabilities for leases with a term of 12 months or less, rather, we recognize the associated lease payments in the condensed consolidated statements of income on a straight-line basis over the lease term. Therefore, we did not record an additional right of use asset and corresponding lease liability related to our previous headquarters, as the remaining lease term was less than 12 months.
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
Operating lease expense for the three and nine months ended September 30, 2024 was $0.7 million and $2.1 million, respectively, compared to $0.6 million and $1.8 million, respectively, for the comparable periods in 2023.
Supplemental information related to operating leases was as follows (in thousands, except weighted average amounts):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cash paid for operating lease liabilities	$—	$617	$1,358	$1,774
Recognition of right-of-use asset in exchange for lease liability	$—	$297	$5,745	$297
Weighted-average remaining lease term			69 months	9 months
Weighted-average discount rate			8.5%	8.0%
As of September 30, 2024, future minimum lease payments under non-cancelable capitalized operating leases were as follows (in thousands):

2024 (remainder)	$—
2025	1,382
2026	1,551
2027	1,598
2028	1,646
Thereafter	2,555
Total operating lease payments	8,732
Less imputed interest	(1,941)
Present value of operating lease liabilities	$6,791
6. Stockholders’ Equity
Treasury Stock
In January 2024, our Board of Directors approved a program authorizing the repurchase of up to $200 million of our common stock (the “Stock Repurchase Program”). Purchases under this program may be made in the open market, in privately negotiated transactions or otherwise. The timing and amount of any repurchases will be determined based on market conditions, our stock price and other factors. The program does not require us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time without notice.
During the three and nine months ended September 30, 2024, we purchased 0.3 million and 0.5 million, respectively shares of our common stock under the Stock Repurchase Program in open market transactions at an average price of $34.02 and $32.25 per share, respectively, for aggregate purchase prices of $11.7 million and $15.7 million, respectively. As of September 30, 2024, $184.3 million of the current authorization remained available for the repurchase of shares of our common stock.
We recorded purchased shares as treasury stock on our condensed consolidated balance sheets at cost. As of September 30, 2024 and December 31, 2023, we had 32.4 million and 30.9 million treasury shares outstanding, respectively.
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
Stock Options
During the three and nine months ended September 30, 2024, we issued 1.0 million and 1.8 million, respectively, shares of our common stock upon the exercise of stock options. Some option holders exercised their options on a “net exercise” basis, pursuant to which they surrendered to us, and we purchased from them, at the then current market price, shares equal in value to the associated exercise price and tax withholding obligations. During the three and nine months ended September 30, 2024, we purchased 0.5 million and 0.8 million shares, respectively, in connection with such option net exercises and paid $10.5 million and $12.2 million, respectively, to satisfy associated tax withholding obligations.
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
Restricted Stock Awards (“RSAs”)
During the three and nine months ended September 30, 2024, we granted employees 0.2 million and 0.8 million RSAs, respectively, with a weighted-average grant date fair value of $34.58 and $27.07 per share, respectively. During the three and nine months ended September 30, 2023, we granted employees 0.1 million and 0.5 million RSAs with a weighted-average grant date fair value of $26.96 and $23.26 per share, respectively. RSAs include voting and dividend rights and are therefore “participating” shares for the purpose of calculating basic and diluted net income per share. See “Note 7” below.
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
For each purchased share, the participating employee receives one matching share, also issued from the 2024 Plan if certain conditions are met. There is no vesting requirement for shares issued pursuant to the ESPP purchase. The matching share will be granted in the form of an RSA that will vest on the one-year anniversary of the respective ESPP purchase date, net of applicable tax withholding. The vesting condition on the RSA is that the participating employee hold the corresponding share purchased under the ESPP for one year from the purchase date. Shares purchased pursuant to the ESPP and any matching shares may be held, sold or transferred at the employee’s sole discretion.
As of September 30, 2024 and December 31, 2023, we had a liability of $2.7 million and $2.3 million, respectively, of stock-based compensation related to RSAs granted in connection with our ESPP in “Accrued and other liabilities” on our unaudited condensed consolidated balance sheets.
Stock-based Compensation
The following table summarizes our stock-based compensation by account:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Capitalized stock-based compensation	$95	$44	$223	$170
Cost of sales	24	11	49	43
Research and development	4,660	4,023	13,018	11,169
Selling, general and administrative	11,418	8,841	31,491	24,663
Total stock-based compensation	$16,197	$12,919	$44,781	$36,045
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

The following table shows the computation of net income per share for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands, except per share amounts)
Numerator:
Net income attributable to common stockholders	$46,690	$31,172	$109,344	$74,353
Denominator:
Weighted-average shares used to compute basic net income per common share	103,371	102,014	103,094	103,933
Dilutive effect of employee stock options and unvested RSUs	10,352	9,085	8,477	8,121
Weighted-average shares used to compute diluted net income per common share	113,723	111,099	111,571	112,054

Basic net income per common share	$0.45	$0.31	$1.06	$0.72

Diluted net income per common share	$0.41	$0.28	$0.98	$0.66
As of September 30, 2024, we had 25.0 million stock options, 1.2 million RSAs and 0.1 million RSUs outstanding. As of September 30, 2023, we had 23.3 million stock options, 0.7 million RSAs and 0.1 million RSUs outstanding.
We excluded from the computation of diluted net income per share, on a weighted-average basis, 1.0 million and 8.6 million stock options outstanding during the three and nine months ended September 30, 2024, respectively, and 6.3 million and 9.0 million stock options outstanding during the three and nine months ended September 30, 2023, respectively, because including them would have reduced dilution.
8. Income Taxes
We recorded income tax expense of $5.7 million and $19.1 million for the three and nine months ended September 30, 2024, respectively, as compared to an income tax expense of $5.0 million and $13.0 million for the three and nine months ended September 30, 2023. The increases during the three and nine months ended September 30, 2024 were primarily due to increased pretax book income compared to the corresponding periods in 2023.
Our effective tax rate differs from the federal statutory rate due to state income taxes and the non-deductible portion of our stock-based compensation, which increased our tax expense, offset by research and development credits and the excess tax deduction arising from the exercise of employee stock options, which reduced our taxable income.
During the three and nine months ended September 30, 2024, unrecognized tax benefits increased by $1.3 million and $3.4 million, respectively.
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
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. Congress has considered legislation that would defer the amortization requirement to later years, but as of September 30, 2024, the requirement has not been modified.

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
Cushing’s Syndrome
Korlym. We sell Korlym and a generic version of Korlym in the United States, using sales representatives to call on physicians caring for patients with hypercortisolism (“Cushing’s syndrome”). We also have a field-based force of medical science liaisons. We use a specialty pharmacy and a specialty distributor to distribute our medications and provide logistical support to physicians and patients. Our policy is that no patient with Cushing’s syndrome will be denied access to our medications for financial reasons. To help us achieve that goal, we have patient support programs and donate money to independent charitable foundations that help patients pay for all aspects of their Cushing’s syndrome care, whether or not that care includes taking our medications.
Because most people who suffer from Cushing’s syndrome are undiagnosed or inadequately treated, we have developed and continue to refine and expand programs to educate physicians and patients about screening for hypercortisolism and the role Korlym can play in treating patients with the disorder. We are conducting a study (“CATALYST”) to determine the prevalence of Cushing’s syndrome in patients with difficult-to-control diabetes (i.e., HbA1c of 7.5 percent or higher) despite receiving optimum treatment. In the 1,055 patients enrolled in the first phase of CATALYST, 24 percent were found to have hypercortisolism. These patients were offered the chance to enter CATALYST’S second phase, in which eligible patients were randomized 2:1 to receive either Korlym or placebo for 24 weeks. We expect that the prevalence and treatment data from CATALYST will help physicians better identify patients with Cushing’s syndrome and determine their optimal treatment.
Relacorilant. We are developing our proprietary, selective cortisol modulator, relacorilant, as a treatment for patients with Cushing’s syndrome. Relacorilant shares Korlym’s affinity for the glucocorticoid receptor (“GR”), but, unlike Korlym, has no affinity for the progesterone receptor (“PR”), and so is not the “abortion pill” and does not cause other effects associated with PR affinity, including endometrial thickening and vaginal bleeding. Because relacorilant also does not meaningfully increase cortisol levels, it does not cause hypokalemia (low potassium), a potentially serious condition that is a leading cause of patients stopping treatment with Korlym. Forty-four percent of patients in Korlym’s pivotal trial experienced hypokalemia. Unlike all other medications used to treat Cushing’s syndrome, relacorilant does not prolong the heart’s QT interval, a potentially deadly off-target effect.
We have completed two Phase 3 trials of relacorilant in patients with Cushing’s syndrome – our pivotal trial “GRACE” and our “GRADIENT” trial. In both trials, patients exhibited clinically meaningful improvements in hypertension, glucose control, weight and body composition, as well as other Cushing’s syndrome signs and symptoms. Relacorilant was well-tolerated. Notably, patients did not experience some of the serious adverse events that can arise in patients taking Korlym or other currently approved treatments.
The GRACE trial had two-parts. The first, open-label phase, enrolled 152 patients with any etiology of Cushing’s syndrome. Each patient received relacorilant for 22 weeks. Patients who exhibited pre-specified improvements in either hypertension, hyperglycemia or both symptoms proceeded to GRACE’s second, double-blind, randomized withdrawal phase, in which half of the patients continued to receive relacorilant and half received placebo for 12 weeks. GRACE’s primary endpoint was loss of blood pressure control in patients who continued to receive relacorilant, compared to patients whose relacorilant had been replaced with placebo.

In the open-label phase, patients experienced clinically meaningful and statistically significant improvements in a wide-array of Cushing’s syndrome signs and symptoms, including hypertension, hyperglycemia, weight, waist circumference, fat and lean body mass, cognition and Cushing’s Quality of Life score.
Rapid and sustained improvements in systolic blood pressure (“SBP”) and diastolic blood pressure (“DBP”) were observed in all patients with hypertension, with an improvement in mean SBP of 7.9 mm Hg and mean DBP of 5.4 mm Hg at 22 weeks (p-values: <0.0001). During the open-label phase, 63 percent of patients with hypertension met the study’s response criteria. For the patients that entered the randomized withdrawal phase, the observed improvements in hypertension were even greater, with improvements in mean SBP of 12.6 mm Hg and mean DBP of 8.3 mm Hg at 22 weeks (p-values: <0.0001). To ensure accuracy, hypertension was measured by 24-hour ambulatory blood pressure monitoring (“ABPM”).
Glucose metabolism was measured by several diagnostic tests, including the oral glucose tolerance test (glucose area under the curve or AUCglucose), hemoglobin A1c (HbA1c) and fasting glucose. Clinically meaningful and statistically significant improvements in glucose metabolism were observed for all patients with both diabetes and impaired glucose tolerance (i.e., pre-diabetes). Data showed improvements in mean AUCglucose of 3.3 h*mmol/L, mean HbA1c of 0.3 percent and mean fasting glucose of 12.4 mg/dL at 22 weeks (p-values: <0.0001, 0.03, 0.03, respectively). During the open-label phase, 50 percent of patients with hyperglycemia met the study’s response criteria. For the patients that entered the randomized withdrawal phase, the observed improvements in hyperglycemia were even greater with improvements in mean AUCglucose of 6.2 h*mmol/L, mean HbA1c of 0.7 percent and mean fasting glucose of 25.2 mg/dL at 22 weeks (p-values: <0.0001, <0.0001, 0.006, respectively).
GRACE met its primary endpoint of loss of blood pressure control in the randomized withdrawal phase among patients who continued to receive relacorilant as compared to patients who were switched to placebo (odds ratio: 0.17; p-value: 0.02). Patients that continued to receive relacorilant also maintained their improvements in hyperglycemia, waist circumference and fat and lean body mass. Patients who received placebo experienced a significant worsening of Cushing’s syndrome signs and symptoms.
Our Phase 3 GRADIENT study supports the GRACE trial by providing further evidence of relacorilant’s efficacy and safety. GRADIENT studied patients with Cushing’s syndrome caused by adrenal adenomas or adrenal hyperplasia. These patients often exhibit less severe symptoms and have a more gradual decline than patients with other etiologies of Cushing’s syndrome, although their health outcomes are ultimately poor. GRADIENT enrolled 137 patients with Cushing’s syndrome and either hypertension, hyperglycemia or both. Patients were randomized on a double-blind basis 1:1 to receive either relacorilant or placebo for 22 weeks. The trial’s primary endpoint was the improvement compared to placebo in systolic blood pressure with glycemic control, weight and body composition as secondary endpoints.
Patients in GRADIENT who received relacorilant exhibited clinically meaningful and statistically significant improvements in hypertension, hyperglycemia, weight and body composition compared to baseline, while patients who received placebo did not.
GRADIENT patients with hypertension who received relacorilant experienced a reduction in mean systolic blood pressure of 6.6 mm Hg (p-value 0.012) compared to baseline. The reduction in patients who received placebo was 2.1 mm Hg (p-value: ns) compared to baseline. The comparison between those who received relacorilant and placebo was not statistically significant. During the study, 5 patients who received placebo compared to 1 patient who received relacorilant required rescue therapy with anti-hypertension medications. To ensure accuracy, hypertension was measured by 24-hour ambulatory blood pressure monitoring.
GRADIENT patients with hyperglycemia who received relacorilant experienced clinically meaningful and statistically significant improvements in glucose metabolism, including fasting glucose (placebo-adjusted reduction of 22.2 mg/dL; p-value 0.002), area under the curve of the oral glucose tolerance test (placebo-adjusted reduction of 2.6 h*mmol/L; p-value 0.046) and hemoglobin A1c (placebo-adjusted reduction of 0.3 percent; p-value 0.019), compared to those who received placebo.
Patients in GRADIENT who received relacorilant experienced clinically meaningful and statistically significant improvements in body weight (placebo-adjusted reduction of 3.9 kg; p-value: 0.0001) and both visceral adipose fat mass and volume (p-values: 0.018 and 0.016, respectively), compared to those who received placebo.
Relacorilant was well tolerated in GRADIENT, with side effects consistent with those seen in its Phase 2 and GRACE trials. Across all of these studies, the most common adverse events were mild-to-moderate nausea, edema, pain in extremities and back, and fatigue – all symptoms associated with the “cortisol withdrawal” many patients experience following surgery or start of medical therapy for Cushing’s syndrome. Importantly, there were no relacorilant-induced instances of hypokalemia, endometrial hypertrophy or related vaginal bleeding, adrenal insufficiency or QT prolongation.

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
Relacorilant in Patients with Platinum-Resistant Ovarian Cancer. We are conducting a pivotal Phase 3 trial (“ROSELLA”) of our proprietary, selective cortisol modulator, relacorilant combined with nab-paclitaxel as a treatment for patients with platinum-resistant ovarian cancer. Enrollment in ROSELLA is complete. Three hundred eighty-one women with recurrent, platinum-resistant ovarian cancer were randomized 1:1 to receive either 150 mg of relacorilant intermittently in addition to nab-paclitaxel or nab-paclitaxel monotherapy. ROSELLA’s primary endpoint is progression free survival (“PFS”), with overall survival a key secondary endpoint. Patients enrolled in ROSELLA were required to have received prior bevacizumab therapy, which is the approved standard of care for patients with platinum-resistant ovarian cancer. Women with a history of tumors that do not respond to initial platinum-based treatments (i.e., women with “primary platinum-refractory” disease) and those who have received more than three prior lines of therapy were excluded.
ROSELLA seeks to replicate the positive results of our Phase 2 trial, a 178-patient, controlled, multi-center, trial of relacorilant combined with nab-paclitaxel in patients with platinum-resistant ovarian cancer. Phase 2 study participants were randomized to one of three treatment arms: 60 women received 150 mg of relacorilant intermittently (the day before, the day of and the day after their weekly nab-paclitaxel infusion) and 58 women received a daily relacorilant dose of 100 mg per day in addition to nab-paclitaxel. Sixty women received nab-paclitaxel alone. The trial’s primary endpoint was PFS.
Patients in both of the relacorilant plus nab-paclitaxel treatment arms of the Phase 2 trial experienced longer PFS than did the patients who received nab-paclitaxel alone. Patients who received a higher dose of relacorilant intermittently exhibited a statistically significant improvement in median PFS (5.6 months versus 3.8 months, hazard ratio: 0.66; p-value: 0.038). Patients who received a lower dose of relacorilant daily exhibited a median PFS that was 1.5 months longer than did the patients who received nab-paclitaxel alone (5.3 months versus 3.8 months, hazard ratio: 0.83; p-value: not significant). Patients who received relacorilant intermittently also had a longer median duration of response (“DoR”) (5.6 months versus 3.7 months, hazard ratio: 0.36; p-value: 0.006) compared to those who received nab-paclitaxel alone. Patients who received relacorilant intermittently also lived longer (median OS: 13.9 months versus 12.2 months, hazard ratio: 0.67; p-value: 0.066) compared to those who received nab-paclitaxel alone.
In the Phase 2 trial, the addition of relacorilant to treatment with nab-paclitaxel did not create an additional adverse event burden for patients. Safety and tolerability of relacorilant plus nab-paclitaxel were comparable to nab-paclitaxel monotherapy.
The final analysis from our Phase 2 trial was published in the Journal of Clinical Oncology (Colombo et al., 2023), the premiere journal of the American Society of Clinical Oncology (ASCO).
Relacorilant in Patients with Adrenal Cancer with Cortisol Excess. We have completed an open-label, Phase 1b trial of relacorilant plus the PD-1 checkpoint inhibitor pembrolizumab in 14 patients with metastatic or unresectable adrenal cancer whose tumors produce cortisol. Patients with this form of adrenal cancer virtually never respond to immunotherapy and the tumor progresses very rapidly. Our trial sought to test whether adding relacorilant to pembrolizumab therapy would reduce cortisol-activated immune suppression sufficiently to help the patient’s immune system reduce or eradicate the patient’s tumors, while reducing the symptoms of Cushing’s syndrome caused by the tumors’ production of excess cortisol. Although the patients in our trial exhibited significant improvements in their symptoms of Cushing’s syndrome, such as hypertension and hyperglycemia, their tumor progression did not slow. The combination of relacorilant with pembrolizumab was well tolerated. We are evaluating next steps to further understand the role of cortisol modulation in combination with immunotherapies in other tumor types and earlier stages of cancer.

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
Amyotrophic Lateral Sclerosis (“ALS”)
ALS, also known as Lou Gehrig’s disease, is a devastating neuromuscular illness. Our selective cortisol modulator dazucorilant improved motor performance and reduced neuroinflammation and muscular atrophy in an animal model of ALS. Following these compelling results, we initiated a Phase 2 trial (“DAZALS”) of dazucorilant in patients with ALS. Two hundred forty-nine patients were randomized on a double-blind basis 1:1:1 to receive either 150 mg of dazucorilant, 300 mg of dazucorilant or placebo daily for 24 weeks. DAZALS’ primary endpoint is the difference on the ALS Functional Rating Scale-Revised (ALSFRS-R) between patients receiving dazucorilant and patients receiving placebo. Enrollment is complete. The FDA has designated dazucorilant as an orphan drug for the treatment of ALS in the United States.
Metabolic Diseases
Liver Disease. Metabolic dysfunction-associated steatohepatitis (“MASH”) is an advanced form of metabolic dysfunction-associated fatty liver disease that afflicts millions of patients and is a leading cause of liver-related mortality. Our Phase 1b trial of our selective cortisol modulator miricorilant as a potential treatment for MASH identified a dosing regimen that reduced liver fat, improved liver health and key metabolic and lipid measures and was well-tolerated. Following these compelling results, we initiated a randomized, double-blind, placebo-controlled, Phase 2b trial (“MONARCH”) of miricorilant in patients with MASH in October 2023. MONARCH has two patient cohorts. Cohort A has a planned enrollment of 120 patients with biopsy-confirmed MASH, randomized 2:1 to receive either 100 mg of miricorilant twice weekly or placebo for 48 weeks. The primary endpoint of Cohort A is reduction in liver fat, with MASH resolution and fibrosis improvement as key secondary endpoints. Cohort B has a planned enrollment of 75 patients with presumed MASH, randomized 2:1 to receive either 100 mg of miricorilant twice weekly for 6 weeks and then 200 mg of miricorilant twice weekly for 18 weeks or placebo for 24 weeks. The primary endpoint of Cohort B is reduction in liver fat.
Antipsychotic-Induced Weight Gain (“AIWG”). In the United States, six million people take antipsychotic medications such as olanzapine and risperidone to treat illnesses such as schizophrenia, bipolar disorder and depression. While these drugs are very effective, they often cause rapid and sustained weight gain, other metabolic disturbances and, ultimately, cardiovascular disease. We conducted two Phase 2 trials of miricorilant in patients with weight gain stimulated by anti-psychotic medication. However, patients receiving miricorilant in these studies did not lose weight. In October 2023, we initiated a Phase 1 trial to study miricorilant’s potential to prevent AIWG, which we discontinued for lack of efficacy in June 2024.
Drug Discovery and Pre-clinical Development
We continue to identify new compounds from our portfolio of selective cortisol modulators and advance the most promising of them towards the clinic.
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
Please see the risk factor under Item 1A of this Quarterly Report on Form 10-Q, “New laws, government regulations, or changes to existing laws and regulations could make it difficult or impossible for us to obtain acceptable prices or adequate insurance coverage and reimbursement for our medications, which would adversely affect our results of operations and financial position.”
Results of Operations
Net Product Revenue – Net product revenue is gross product revenue from sales to our customers less deductions for estimated government rebates and chargebacks, patient co-pay assistance program, discounts provided to our specialty distributor for prompt payment and reserves for expected returns.
Net product revenue was $182.5 million and $493.2 million for the three and nine months ended September 30, 2024, respectively, compared to $123.6 million and $347.0 million for the comparable periods in 2023. Higher sales volumes accounted for 89.0 percent and 78.6 percent of the increases in the three and nine months ended September 30, 2024, respectively, with the remaining growth due to a price increase effective January 1, 2024.
Cost of sales – Cost of sales includes the cost of the active pharmaceutical ingredient (“API”), tableting, packaging, personnel, overhead, stability testing and distribution.
Cost of sales was $2.9 million and $7.9 million for the three and nine months ended September 30, 2024, respectively, compared to $1.6 million and $4.6 million for the comparable periods in 2023. Cost of sales as a percentage of revenue was 1.6 percent for each of the three and nine months ended September 30, 2024, compared to 1.3 percent for each of the comparable periods in 2023. The increases were primarily due to increased manufacturing, shipping and distribution costs.
Research and development expense – Research and development expense includes the cost of (1) clinical trials, (2) recruiting and compensating development personnel, (3) manufacturing investigational drug product, (4) preclinical studies, (5) drug discovery research and (6) the development of new drug formulations and manufacturing processes.
Research and development expense was $59.3 million and $176.6 million for the three and nine months ended September 30, 2024, respectively, compared to $45.5 million and $129.6 million for the comparable periods in 2023. The increases were due to increased spending on the advancement and completion of our development programs and increased employee compensation expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Clinical development programs:
Oncology	$13,007	$11,493	$42,237	$27,925
Cushing’s syndrome	14,273	8,980	39,930	27,747
Metabolic diseases	10,406	8,122	29,914	24,597
Pre-clinical and early-stage selective cortisol modulators	9,583	7,871	30,028	23,594
Unallocated activities, including manufacturing and regulatory activities	7,407	5,028	21,460	14,614
Stock-based compensation	4,660	4,023	13,018	11,169
Total research and development expense	$59,336	$45,517	$176,587	$129,646
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

Selling, general and administrative expense was $73.7 million and $196.9 million for the three and nine months ended September 30, 2024, respectively, compared to $45.3 million and $137.1 million for the comparable periods in 2023. The increases were primarily due to increased employee compensation expenses and sales and marketing activities.
We expect our selling, general and administrative expense to be higher in 2024 than in 2023 due to increased commercial and administrative activities, including litigation and administrative support for increased research and development and marketing efforts.
Interest and other income - Interest and other income was $6.3 million and $17.8 million for the three and nine months ended September 30, 2024, respectively, compared to $5.2 million and $12.1 million for the comparable periods in 2023. The increases were due to higher cash and investment balances and market-wide increases in interest rates.
Income tax expense - Income tax expense was $5.7 million and $19.1 million for the three and nine months ended September 30, 2024, respectively, compared to income tax expense of $5.0 million and $13.0 million for the comparable periods in 2023. The increases were primarily due to increased pretax book income.
Liquidity and Capital Resources
We rely on revenues from the sale of our medications to fund our operations.
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
As of September 30, 2024, we had cash, cash equivalents and marketable securities of $547.6 million, consisting of cash and cash equivalents of $137.3 million and marketable securities of $410.4 million, compared to cash, cash equivalents and marketable securities of $425.4 million, consisting of cash and cash equivalents of $135.6 million and marketable securities of $289.8 million as of December 31, 2023.
The cash in our bank accounts and our marketable securities could be reduced or our access to them restricted if the financial institutions holding them were to fail or severely adverse conditions were to arise in the markets for public or private debt securities. We have never experienced a material lack of access to cash or material realized losses.
Net cash provided by operating activities was $138.8 million for the nine months ended September 30, 2024, compared to $121.2 million for the comparable period in 2023. The increase was primarily due to higher revenue.
Net cash used in investing activities was $113.2 million for the nine months ended September 30, 2024, compared to net cash provided by investing activities of $73.8 million for the comparable period in 2023. The change was primarily due to allocation of cash proceeds from maturities of marketable securities towards cash equivalents in anticipation of the closing of our tender offer during the comparable period in 2023.
Net cash used in financing activities was $23.8 million for the nine months ended September 30, 2024, compared to $149.5 million for the comparable period in 2023. In the nine months ended September 30, 2024, we spent $31.0 million acquiring shares of our common stock, comprised of $15.7 million pursuant to our Stock Repurchase Program, $12.2 million acquiring shares of our common stock in connection with the net exercise of employee and director stock options, and $3.1 million to satisfy tax withholding requirements from vesting of restricted stock grants, offset by $3.9 million received in connection with our ESPP and $3.3 million net cash received from the exercise of stock options. In the comparable period in 2023, we spent $153.5 million acquiring shares of our common stock, comprised of $145.4 million pursuant to our tender offer, $6.8 million acquiring shares of our common stock in connection with the net exercise of employee and director stock options and $1.3 million to satisfy tax withholding requirements from vesting of restricted stock grants, offset by $3.0 million received in connection with our ESPP and $1.1 million net cash received from the exercise of stock options.
As of September 30, 2024, we had retained earnings of $513.0 million.

Contractual Obligations and Commitments
Our contractual payment obligations and purchase commitments are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. Other than future minimum lease payments with respect to our sublease for office space with Zuora, our payment obligations and purchase commitments did not change materially during the nine months ended September 30, 2024. See Notes 4 and 5 to our Unaudited Condensed Consolidated Financial Statements for more information regarding our purchase commitments and future minimum lease payments, respectively.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks as of September 30, 2024 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. The market risks associated with our cash, cash equivalents and marketable securities, which consist entirely of debt instruments with original maturities of less than 26 months did not change materially during the nine months ended September 30, 2024.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. As of September 30, 2024, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure at the reasonable assurance level.
Changes in internal control over financial reporting. Our Chief Financial Officer and other members of management evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2024 and concluded that there was no change during the quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In May 2019, Teva submitted to the Patent Trial and Appeal Board (“PTAB”) a petition for post-grant review (“PGR”) of U.S. Patent No. 10,195,214 (the “’214 patent”). In November 2020, the PTAB issued a decision upholding the validity of the ’214 patent in its entirety, which decision the Federal Circuit Court of Appeals upheld. This matter is closed.
The patents currently at issue in the D.N.J matter are the ʼ214 patent and U.S. Patent No. 10,842,800 (the “’800 patent”). Trial was held from September 26, 2023 through September 28, 2023 before Judge Renee Marie Bumb. On December 29, 2023, Judge Bumb ruled that Teva’s proposed generic product would not infringe either the ’214 or ’800 patent. We have appealed that ruling to the United States Court of Appeals for the Federal Circuit. Teva launched its generic product in January 2024.
We will vigorously enforce our intellectual property rights relating to Korlym but cannot predict the outcome of these matters.
Teva Antitrust Litigation
On June 13, 2024, Teva filed a complaint in the Northern District of California, captioned Teva Pharmaceuticals USA, Inc. v. Corcept Therapeutics, Inc., et al. (N.D. Cal.), Case No. 3:24-cv-03567-BLF (the “Teva Antitrust Litigation”). This lawsuit names Corcept and Optime Care, Inc. (“Optime”), our single specialty pharmacy that dispenses Korlym and performs related pharmacy and patient support services, as defendants and alleges, among other things, that Corcept has violated federal and state laws related to antitrust and unfair business practices. On August 26, 2024, Corcept and Optime filed motions to dismiss the complaint. On September 13, 2024, Teva filed a First Amended Complaint, and on October 14, 2024, Corcept and Optime moved to dismiss the First Amended Complaint. A hearing on the motion to dismiss has been scheduled for February 20, 2025.
Other Litigation
In March 2019, a purported securities class action complaint was filed in the United States District Court for the Northern District of California by Nicholas Melucci (Melucci v. Corcept Therapeutics Incorporated, et al., Case No. 5:19-cv-01372-LHK) (the “Melucci litigation”). The complaint named us and certain of our executive officers as defendants asserting violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and alleged that the defendants made false and materially misleading statements and failed to disclose adverse facts about our business, operations and prospects. The complaint asserted a putative class period extending from August 2, 2017 to February 5, 2019 and sought unspecified monetary relief, interest and attorneys’ fees. On June 6, 2024, Judge James Donato of the United States District Court for the Northern District of California granted final approval of a settlement resolving all claims in the Melucci litigation (the “Melucci Settlement”). As previously disclosed, the Melucci Settlement required us to make a one-time payment of $14 million for which our insurers reimbursed us in full. On September 6, 2024, Judge Donato approved the Plan of Allocation for payment of the settlement funds to eligible members of the class of plaintiffs. This matter is closed.
In September 2019, a purported shareholder derivative complaint was filed in the United States District Court for the District of Delaware by Lauren Williams, captioned Lauren Williams v. G. Leonard Baker, et al., Civil Action No. 1:19-cv-01830. A second nearly identical lawsuit was filed in December 2019 in the United States District Court for the District of Delaware by Jeweltex Pension Plan, captioned Jeweltex Pension Plan v. James N. Wilson, et al., Civil Action No. 1:19-cv-02308. These complaints named the then-existing members of our board of directors, our Chief Executive Officer and our current Chief Business Officer as defendants, and Corcept as a nominal defendant. The complaints allege breach of fiduciary duty, violation of Section 14(a) of the Exchange Act, insider selling, misappropriation of insider information and waste of corporate assets and seek damages in an amount to be proved at trial. These actions had been stayed pending resolution of the Melucci litigation. On June 21, 2024, the United States District Court for the District of Delaware lifted the stays on the Williams and Jeweltex cases and consolidated these two cases into one case.

In January 2022, a purported shareholder derivative complaint was filed in the Delaware Court of Chancery by Joel B. Ritchie, captioned Joel B. Ritchie v. G. Leonard Baker, et al., Case No. 2022-0102-SG. The complaint named certain members of our Board of Directors, our Chief Executive Officer, our current Chief Business Officer and our President of Corcept Endocrinology as defendants, and Corcept as nominal defendant. The complaint alleges a single cause of action for breach of fiduciary duty. The complaint seeks damages in an amount to be proved at trial. On March 22, 2024, the Court lifted a previously-entered stay, which had been pending the resolution of the Melucci litigation, and on May 3, 2024, we filed a Motion to Dismiss this complaint. We cannot predict when the Court will rule on this motion.
Given the overlapping allegations in these shareholder derivative actions, we and the individual defendants have filed a One Forum Motion in both the United States District Court for the District of Delaware and the Delaware Court of Chancery requesting that the Courts coordinate to determine in which jurisdiction (Federal or Chancery Court) these matters should first proceed. The Courts have not yet ruled on that Motion.
We will respond vigorously to the above allegations but cannot predict the outcome of these matters.
Records Subpoena
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
•The availability of generic Korlym could adversely affect our business, results of operations and financial position.
•Public perception of mifepristone or legislation limiting or barring its use for termination of early pregnancy may limit our ability to sell our medications.
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
The availability of generic Korlym could adversely affect our business, results of operations and financial position.
In January 2024, Teva launched a generic version of Korlym. We have sued Teva in Federal District Court with respect to its generic version of Korlym. On December 29, 2023, the Court issued a ruling in that case finding that Teva’s generic product would not infringe the patents we have asserted against it. We have appealed this adverse decision to the Federal Circuit Court of Appeals, but there can be no assurance our appeal will be successful. If Teva’s commercial efforts are successful, they may materially harm our results of operations and financial condition, even if our appeal is successful and Teva is required to withdraw its product and pay us damages. We have made available our own generic version of Korlym.
We also have litigation settlements with Sun and Hikma that allow them to begin selling mifepristone, with customary restrictions, provided the FDA has approved their products and Teva’s generic product remains commercially available. The availability of generic versions of Korlym from Sun or Hikma could materially harm our results of operations and financial condition, even if our on-going appeal against Teva is successful and Teva, Sun and Hikma were required to withdraw their products and pay us damages. Please see “Part II, Item 1, Legal Proceedings” for additional details.
The availability of generic Korlym could cause our revenue to decline and materially harm our results of operations and financial position, by reducing the number of tablets we sell or lowering their price. It may also cause our revenue to be materially less than the public guidance we have provided, which would likely cause the price of our common stock to decline.
Legal action to enforce or defend intellectual property rights is complex, costly and involves significant commitments of management time. Other companies may seek FDA approval to market generic versions of Korlym, in which case we will vigorously protect our intellectual property. However, there can be no assurance our efforts will be successful.
Public perception of mifepristone or legislation limiting or barring its use for termination of early pregnancy may limit our ability to sell our medications.
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
Our single specialty pharmacy, Optime, dispenses Korlym and performs related pharmacy and patient support services, including the collection of payments from insurers representing more than 99 percent of our revenue. If Optime does not adhere to its agreements with payers or does not continue to meet regulatory requirements concerning pharmacy operations, it may not be able to collect on our behalf some or all of the payments due to us. In addition, if Optime becomes unable or unwilling to perform its obligations under our agreement, we may not be able to dispense Korlym in a timely manner to some or all of our patients. Effective April 1, 2024, we extended our agreement with Optime through March 31, 2027, with automatic renewal for successive three-year terms. The agreement is subject to customary termination provisions, including the right of Optime to terminate in the event of a material breach by us that we do not cure in a reasonable period of time after receiving written notice. In addition, we may terminate the agreement for convenience.
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
We are subject to oversight by the FDA and other regulatory authorities in the United States and elsewhere with respect to our research, testing, manufacturing, labeling, distribution, adverse event reporting, storage, advertising, promotion, recordkeeping and sales and marketing activities. These requirements include submissions of safety information, annual updates on manufacturing activities and continued compliance with FDA regulations, including cGMPs, good laboratory practices and good clinical practices (“GCPs”), all of which are subject to change without notice and at the regulators’ sole discretion. Foreign regulatory authorities have comparable requirements and enforcement mechanisms, which are also subject to change. The FDA and other regulators enforce these regulations through inspections of us and the laboratories, manufacturers and clinical sites we use. Discovery of previously unknown problems with a product or product candidate, such as adverse events of unanticipated severity or frequency or deficiencies in manufacturing processes or management, as well as failure to comply with current or future FDA or other U.S. or foreign regulatory requirements, may subject us to substantial civil and criminal penalties, injunctions, holds on clinical trials, product seizure, refusal to permit the import or export of products, restrictions on product marketing, withdrawal of the product from the market, product recalls, total or partial suspension of production, refusal to approve pending new drug applications (“NDAs”) or supplemental NDAs, and suspension or revocation of product approvals.
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
We cannot assure investors that a liquid trading market for our common stock will exist at any particular time. As a result, holders of our common stock may not be able to sell shares quickly or at the current market price. During the 52-week period ended October 23, 2024, our average daily trading volume was 1,105,185 shares and the intra-day sales prices per share of our common stock on The Nasdaq Stock Market ranged from $20.84 to $50.07. As of October 23, 2024, our officers, directors and principal stockholders beneficially owned 21 percent of our common stock.
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
•short-selling of our common stock, the publication of negative opinions about our business or other market manipulation activities that are intended to lower our stock price or increase its volatility;
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
We have in the past and may in the future be subject to short selling strategies that may drive down the market price of our common stock and increase its volatility.
Short sellers have, and likely will continue to, attempt to drive down the price of our common stock. Short selling is the practice of selling stock the seller does not own with the intention of buying it back later at a lower price, thereby profiting from any decline in the price of the stock between the time it is sold and the time it is repurchased. To support their efforts, short sellers often publish, or arrange for others to publish, negative opinions regarding the relevant issuer and its business prospects. These publications are often made to appear as if they were objective journalism or unbiased “research reports” of the type distributed by credible Wall Street firms and independent research analysts. Short seller publications are not regulated by any governmental, self-regulatory organization or other authority in the United States and the opinions they express are often based on distortions, omissions or fabrications. Short attacks supported by such publications have, in the past, led to selling of our stock and at least temporary reductions in its price. Companies that are subject to unfavorable allegations, even if untrue, may have to expend a significant amount of resources to investigate such allegations and/or defend themselves, including shareholder suits against the company that may be prompted by such allegations. We have been, and may in the future be, the subject of shareholder suits prompted by allegations made by short sellers.
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
Any acquisition of Corcept shares through our stock repurchase program or, in certain cases, pursuant to the exercise of stock options, will reduce our cash reserves.
In January 2024, our Board of Directors authorized the repurchase of up to $200 million of our common stock pursuant to the Stock Repurchase Program. In addition, we sometimes accept, in our sole discretion, shares equal in value to any tax and exercise price liability due from option holders at the time of exercise and remit the applicable tax amounts to the tax authorities. Neither our Stock Repurchase Program nor the acceptance of shares at the time of options exercise require us to acquire shares. Furthermore, the Stock Repurchase Program may be modified, suspended or discontinued at any time without notice. It is possible that other uses of our capital would have been more advantageous or that our future capital requirements increase unexpectedly. By reducing our cash balance, our repurchases of common stock could hamper our ability to execute our plans, meet financial obligations or access financing.
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
As of October 23, 2024, our officers and directors beneficially owned 21 percent of our common stock. Acting together, these stockholders could significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling stockholders.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities
The following table contains information relating to the repurchases of our common stock in the three months ended September 30, 2024 as part of our publicly announced stock repurchase program (in thousands, except average price per share):

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Dollar Amount of Shares That May Yet be Purchased Under the Program(1)

July 1, 2024 to July 31, 2024	—	$—	$—
August 1, 2024 to August 31, 2024	270	34.03	186,842
September 1, 2024 to September 30, 2024	74	33.97	184,329
Total	344	$34.02	$184,329
(1) On January 8, 2024, our Board of Directors authorized the repurchase of up to $200 million of our common stock pursuant to our Stock Repurchase Program. The program may be modified, suspended or discontinued at any time without notice.
The following table contains information relating to the purchases of our common stock in the three months ended September 30, 2024 as part of the cashless net exercises of stock options (in thousands, except average price per share):

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Purchase Price of Shares(2)

July 1, 2024 to July 31, 2024	322	$37.82	$12,175
August 1, 2024 to August 31, 2024	116	36.23	4,218
September 1, 2024 to September 30, 2024	88	37.82	3,311
Total	526	$37.47	$19,704
(1) In July 2024, we issued 518,670 shares of common stock as part of a net-share settlement of a cashless option exercise, of which 315,870 shares were surrendered to us in satisfaction of related exercise cost and tax obligations. In August 2024, we issued 217,081 shares of common stock as part of a net-share settlement of a cashless option exercise, of which 99,831 shares were surrendered to us. In September 2024, we issued 156,227 shares of common stock as part of a net-share settlement of a cashless option exercise, of which 78,239 shares were surrendered to us.
In July 2024, we issued 17,023 shares of common stock as part of restricted stock vesting, of which 6,070 shares were surrendered to us in satisfaction of related tax obligations. In August 2024, we issued 46,575 shares of common stock as part of restricted stock vesting, of which 16,601 shares were surrendered to us. In September 2024, we issued 26,924 shares of common stock as part of restricted stock vesting, of which 9,323 shares were surrendered to us.
(2) We paid $11.7 million to satisfy the tax withholding obligations associated with the net-share settlement of these cashless option exercises and vesting of restricted stock.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
Insider Trading Arrangements
During the quarter ended September 30, 2024, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended, or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, other than as set forth in the table below.

Name	Position	Action	Adoption Date	Total Shares of Common Stock to be Sold	Expiration Date(1)

Daniel Swisher	Director	Adoption	8/1/2024	Up to 26,400	10/13/2025
Joseph D. Lyon	Chief Accounting and Technology Officer	Adoption	8/30/2024	Up to 260,000	12/31/2025
Sean Maduck	President, Endocrinology	Adoption	9/5/2024	Up to 340,000	12/31/2025
(1) Each trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table.

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
101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023, (ii) Unaudited Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2024 and 2023, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2024 and 2023, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2024 and 2023, (v) Unaudited Condensed Consolidated Statement of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date:	October 30, 2024	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D.
Chief Executive Officer

Date:	October 30, 2024	/s/Atabak Mokari
Atabak Mokari
Chief Financial Officer

Date:	October 30, 2024	/s/Joseph D. Lyon
Joseph D. Lyon
Chief Accounting & Technology Officer