Form 10-Q
period 2025-03-31
CORCEPT THERAPEUTICS INC
filed 2025-05-05
CIK 1088856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On April 28, 2025, there were 106,044,696 shares of common stock outstanding at a par value of $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2025	December 31, 2024
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$89,819	$127,665
Short-term marketable securities	232,944	255,669
Trade receivables, net of allowances	61,819	53,976
Inventory	14,368	12,412
Prepaid expenses and other current assets	39,553	21,880
Total current assets	438,503	471,602
Strategic inventory	1,166	3,583
Operating lease right-of-use asset	5,147	5,324
Property and equipment, net	2,543	2,689
Long-term marketable securities	248,041	219,831
Other assets	6,610	6,610
Deferred tax assets, net	144,445	130,914
Total assets	$846,455	$840,553
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,947	$15,376
Accrued research and development expenses	25,260	33,868
Accrued and other liabilities	88,875	90,700
Short-term operating lease liability	984	829
Total current liabilities	143,066	140,773
Long-term operating lease liability	5,851	6,107
Long-term accrued income taxes payable	14,253	14,084
Total liabilities	163,170	160,964
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock	—	—
Common stock	137	136
Treasury stock	(744,692)	(696,173)
Additional paid-in capital	862,866	832,108
Accumulated other comprehensive income (loss)	692	(217)
Retained earnings	564,282	543,735
Total stockholders’ equity	683,285	679,589
Total liabilities and stockholders’ equity	$846,455	$840,553
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Product revenue, net	$157,214	$146,808
Operating expenses:
Cost of sales	2,403	2,535
Research and development	60,735	58,505
Selling, general and administrative	90,660	56,268
Total operating expenses	153,798	117,308
Income from operations	3,416	29,500
Interest and other income	6,202	5,493
Income before income taxes	9,618	34,993
Income tax benefit (expense)	10,929	(7,231)
Net income	$20,547	$27,762

Net income attributable to common stockholders	20,288	27,514

Basic net income per common share	$0.19	$0.27

Diluted net income per common share	$0.17	$0.25

Weighted-average shares outstanding used in computing net income per common share
Basic	104,106	102,791
Diluted	119,819	109,915
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$20,547	$27,762
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments, net of tax effect of $(175) and $103, respectively	551	(330)
Foreign currency translation gain (loss)	358	(21)
Total comprehensive income	$21,456	$27,411
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$20,547	$27,762
Adjustments to reconcile net income to net cash provided by operations:
Stock-based compensation	21,830	13,249
Accretion of marketable securities, net	(1,693)	(2,859)
Depreciation and amortization	285	120
Deferred income taxes	(13,705)	(7,162)
Non-cash amortization of right-of-use asset	177	59
Changes in operating assets and liabilities:
Trade receivables	(7,843)	(20,395)
Insurance recovery receivable related to Melucci litigation	—	14,000
Inventory	605	983
Prepaid expenses and other current assets	(13,525)	3,612
Other assets	—	153
Accounts payable	12,929	(4,861)
Accrued research and development expenses	(8,608)	3,494
Accrued and other liabilities	(5,939)	9,114
Accrued Settlement related to Melucci litigation	—	(14,000)
Long-term accrued income taxes	169	562
Operating lease liability	(101)	(75)
Net cash provided by operating activities	5,128	23,756
Cash flows from investing activities:
Purchases of property and equipment	(104)	—
Proceeds from sales and maturities of marketable securities	112,078	68,862
Purchases of marketable securities	(115,145)	(77,876)
Net cash used in investing activities	(3,171)	(9,014)
Cash flows from financing activities:
Proceeds from stock option exercises, net of issuance costs	1,740	749
Proceeds from purchases under the Employee Stock Purchase Program	1,715	940
Repurchases of common stock in connection with Stock Repurchase Program	(27,433)	(476)
Cash paid to satisfy statutory withholding requirement for net settlement of cashless option exercises and vesting of restricted stock grants	(15,825)	(1,756)
Net cash used in financing activities	(39,803)	(543)
Net (decrease) increase in cash and cash equivalents	(37,846)	14,199
Cash and cash equivalents, at beginning of period	127,665	135,551
Cash and cash equivalents, at end of period	$89,819	$149,750

Supplemental disclosure:
Exercise cost of shares repurchased for net settlement of cashless option exercises	$5,261	$1,798
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	105,113	$136	$832,108	$(696,173)	$(217)	$543,735	$679,589
Issuance of common stock under incentive award plan	1,712	1	12,899	—	—	—	12,900
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises and vesting of restricted stock	(341)	—	—	(21,086)	—	—	(21,086)
Repurchase of common stock in connection with Stock Repurchase Program	(500)	—	—	(27,433)	—	—	(27,433)
Stock-based compensation	—	—	15,687	—	—	—	15,687
Vesting of RSAs in connection with ESPP	—	—	2,172	—	—	—	2,172
Other comprehensive gain, net of tax	—	—	—	—	909	—	909
Net income	—	—	—	—	—	20,547	20,547
Balance at March 31, 2025	105,984	$137	$862,866	$(744,692)	$692	$564,282	$683,285

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	103,405	$133	$738,515	$(635,078)	$609	$402,526	$506,705
Issuance of common stock under incentive award plan	786	—	3,485	—	—	—	3,485
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises and vesting of restricted stock	(143)	—	2,032	(5,586)	—	—	(3,554)
Repurchase of common stock in connection with Stock Repurchase Program	(20)	—	—	(476)	—	—	(476)
Excise tax related to net share repurchases	—	—	—	81	—	—	81
Stock-based compensation	—	—	12,929	—	—	—	12,929
Vesting of RSAs in connection with ESPP	—	—	1,283	—	—	—	1,283
Other comprehensive loss, net of tax	—	—	—	—	(351)	—	(351)
Net income	—	—	—	—	—	27,762	27,762
Balance at March 31, 2024	104,028	$133	$758,244	$(641,059)	$258	$430,288	$547,864
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
Basis of Presentation
We have prepared the following in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X: (i) condensed consolidated balance sheet as of March 31, 2025 and (ii) condensed consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for the three-month periods ended March 31, 2025 and 2024. These do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (which in the applicable periods consist only of normal, recurring adjustments) have been included. Operating results for the three-month period ended March 31, 2025 are not necessarily indicative of the results for the remainder of 2025 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K. The December 31, 2024 balance sheet was derived from audited financial statements at that date.
Segment Reporting
We determine our operating segments based on the way we organize our business, make decisions, allocate resources and assess performance. Joseph K. Belanoff, M.D., Chief Executive Officer, is our Chief Operating Decision Maker who reviews our consolidated balance sheets and statements of income. We view our operations and manage our business as one operating segment, which is the discovery, development and commercialization of biopharmaceutical products.
There have been no material changes to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2024.
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to give investors more detailed income tax information. This ASU is effective for public companies with annual periods beginning after December 15, 2024, with early adoption permitted. We have adopted this guidance for the fiscal year ending December 31, 2025. The effects of the adoption of this guidance will be included in our year-end income tax footnotes.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, which requires additional information about certain expense categories in the notes to financial statements. This ASU is effective for public companies with annual periods beginning after December 15, 2026, with early adoption permitted. We plan to adopt this guidance for the fiscal year ending December 31, 2027. We are evaluating the effects adoption of this guidance will have on the consolidated financial statements.

2. Composition of Certain Balance Sheet Items
Inventory

	March 31, 2025	December 31, 2024

	(in thousands)
Work in progress	7,035	7,789
Finished goods	8,499	8,206
Total inventory	15,534	15,995
Less strategic inventory classified as non-current	(1,166)	(3,583)
Total inventory classified as current	$14,368	$12,412
We have purchased and hold significant quantities of active pharmaceutical ingredient (“API”), included in work in progress inventory. We classify inventory we do not expect to utilize within 12 months of the balance sheet date as “strategic inventory,” a non-current asset.
Prepaid expenses and other current assets

	March 31, 2025	December 31, 2024

	(in thousands)
Prepaid expenses	$8,554	$9,492
Deferred clinical materials	4,316	4,493
Clinical deposits	1,817	1,817
Other current assets	24,866	6,078
Total prepaid expenses and other current assets	$39,553	$21,880
As of March 31, 2025, other current assets included $18.2 million of non-trade receivables relating to proceeds from stock option exercises.
Accrued and other liabilities

	March 31, 2025	December 31, 2024

	(in thousands)
Government rebates	$44,232	$41,580
Accrued compensation	36,420	41,731
Accrued selling and marketing costs	4,197	3,345
Other	4,026	4,044
Total accrued and other liabilities	$88,875	$90,700
Other assets
As of each of March 31, 2025 and December 31, 2024, other assets included $5.6 million of deposits for clinical trials.

3. Available-for-Sale Marketable Securities and Fair Value Measurements
The available-for-sale securities in our condensed consolidated balance sheets are as follows:

	March 31, 2025	December 31, 2024

	(in thousands)
Cash equivalents	$69,663	$98,436
Short-term marketable securities	232,944	255,669
Long-term marketable securities	248,041	219,831
Total marketable securities	$550,648	$573,936
The following table presents our available-for-sale securities grouped by asset type:

	Fair Value Hierarchy Level	March 31, 2025				December 31, 2024
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

		(in thousands)
Corporate bonds	Level 2	$382,898	$593	$(217)	$383,274	$373,440	$333	$(529)	$373,244
Commercial paper	Level 2	4,886	2	—	4,888	9,771	6	(2)	9,775
U.S. government agency securities	Level 2	32,993	—	(25)	32,968	7,999	—	(2)	7,997
U.S. Treasury securities	Level 1	59,826	29	—	59,855	84,458	27	(1)	84,484
Money market funds	Level 1	69,663	—	—	69,663	98,436	—	—	98,436
Total marketable securities		$550,266	$624	$(242)	$550,648	$574,104	$366	$(534)	$573,936
We estimate the fair value of marketable securities classified as Level 1 using quoted market prices obtained from a commercial pricing service for these or identical investments. We estimate the fair value of marketable securities classified as Level 2 using inputs that may include benchmark yields, reported trades, broker/dealer quotes and issuer spreads.
We periodically review our debt securities to determine if any of our investments is impaired due to the issuer’s poor credit or other reasons. If the fair value of our investment is less than our amortized cost, we evaluate quantitative and subjective factors – including, but not limited to, the nature of the security, changes in credit ratings and analyst reports concerning the security’s issuer and industry, and interest rate fluctuations and general market conditions – to determine whether an allowance for credit losses is appropriate.
None of our investments, including those with unrealized losses, are impaired. Unrealized losses on our investments are due to interest rate fluctuations. We do not intend to sell investments that currently have unrealized losses and it is unlikely that we will sell any investment before recovery of its amortized cost basis, which may be at maturity. Accordingly, we have not recorded an allowance for credit losses for these investments.
We classified accrued interest on our marketable securities of $4.4 million and $4.1 million as of March 31, 2025 and December 31, 2024, respectively, as prepaid and other current assets on our condensed consolidated balance sheets.
As of March 31, 2025, all of our long-term marketable securities had original maturities of no more than 24 months and all of our marketable securities classified as short-term have maturities of less than one year. The weighted-average maturity of our short-term and long-term marketable securities was 11 months. As of March 31, 2025, our long-term marketable securities had remaining maturities between 12 months and 24 months. None of our marketable securities changed from one fair value hierarchy to another during the three months ended March 31, 2025.
4. Commitments and Contingencies
There have been no material changes in our obligations under contractual agreements described in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
On February 8, 2023, we reached an agreement in principle (the “Proposed Settlement”) to resolve all claims in the Melucci litigation. Under the Proposed Settlement, we agreed to make a one-time payment of $14.0 million. In connection with the Proposed Settlement, we recorded a settlement expense of $14.0 million and corresponding insurance recovery of $14.0 million in operating expenses on our consolidated statement of income in the fourth quarter of 2022. The Court granted preliminary approval of the Proposed Settlement on January 4, 2024, following which we paid $14.0 million into escrow, which our insurers reimbursed us in full. On September 6, 2024, Judge Donato approved the Plan of Allocation for payment of the settlement funds to eligible members of the class of plaintiffs. This matter is closed.
To date, we have recorded no losses and no provision for a loss contingency with respect to any matter. For further information about our ongoing legal matters, see Part II. Item 1, Legal Proceedings.
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
Operating lease expense for the three months ended March 31, 2025, was $0.7 million, which includes variable lease costs of $0.4 million primarily related to common area maintenance and other administrative expenses. In the comparable period in 2024, operating lease expense was $0.6 million.
Supplemental information related to operating leases was as follows (in thousands, except weighted average amounts):

	Three Months Ended March 31,
	2025	2024
Cash paid for operating lease liabilities	$247	$617
Recognition of right-of-use asset in exchange for lease liability	$—	$297
Weighted-average remaining lease term	63 months	4 months
Weighted-average discount rate	8.5%	8.0%

As of March 31, 2025, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

2025 (remainder)	1,135
2026	1,551
2027	1,598
2028	1,646
2029	1,695
2030	860
Total operating lease payments	8,485
Less imputed interest	(1,650)
Present value of operating lease liabilities	$6,835
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
During the three months ended March 31, 2025, we purchased 0.5 million shares of our common stock under the Stock Repurchase Program in open market transactions at an average price of $54.84 per share, for an aggregate purchase price of $27.4 million. As of March 31, 2025, $156.9 million of the current authorization remained available for the repurchase of shares of our common stock.
We recorded purchased shares as treasury stock on our condensed consolidated balance sheets at cost. As of March 31, 2025 and December 31, 2024, we had 33.5 million and 32.6 million treasury shares outstanding, respectively.
Incentive Award Plan
We have one equity award plan – the Corcept Therapeutics Incorporated 2024 Incentive Award Plan (the “2024 Plan”).
Stock Options
During the three months ended March 31, 2025, we issued 1.2 million shares of our common stock upon the exercise of stock options. Some option holders exercised their options on a “net exercise” basis, pursuant to which they surrendered to us, and we purchased from them, at the current market price, shares equal in value to the associated exercise price and tax withholding obligations. During the three months ended March 31, 2025, we purchased 0.3 million shares in connection with option net exercises and paid $12.9 million to satisfy associated tax withholding obligations.
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
Restricted Stock Awards (“RSAs”)
During the three months ended March 31, 2025 and 2024, we granted employees 0.5 million and 0.4 million RSAs with a weighted-average grant date fair value of $60.15 and $23.14 per share, respectively. RSAs include voting and dividend rights and are therefore “participating” shares for the purpose of calculating basic and diluted net income per share. See “Note 7” below.

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
For each purchased share, the participating employee receives one matching share, also issued from the 2024 Plan, if certain conditions are met. There is no vesting requirement for shares issued pursuant to an employee’s ESPP purchase. The matching share is granted in the form of an RSA that will vest on the one-year anniversary of the ESPP purchase date, net of applicable tax withholding. The RSA’s vesting condition is that the employee hold the corresponding share purchased under the ESPP for one year after the purchase date. Shares purchased pursuant to the ESPP and any matching shares may be held, sold or transferred in the employee’s sole discretion.
As of March 31, 2025 and December 31, 2024, we had a liability of $7.4 million and $3.2 million, respectively, of stock-based compensation related to RSAs granted in connection with our ESPP in “Accrued and other liabilities” on our unaudited condensed consolidated balance sheet.
Equity Awards Outstanding
As of March 31, 2025, we had 26.1 million stock options, 1.6 million RSAs and less than 0.1 million restricted stock units (“RSUs”) outstanding. As of December 31, 2024, we had 24.7 million stock options, 1.2 million RSAs and less than 0.1 million RSUs outstanding.
Stock-based Compensation
The following table summarizes our stock-based compensation by financial statement classification:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Capitalized stock-based compensation	$144	$45
Cost of sales	36	11
Research and development	6,321	3,921
Selling, general and administrative	15,473	9,317
Total stock-based compensation	$21,974	$13,294
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

The following table shows the computation of net income per share for each period:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Numerator:
Net income attributable to common stockholders	$20,288	$27,514
Denominator:
Weighted-average shares used to compute basic net income per common share	104,106	102,791
Dilutive effect of employee stock options and unvested RSUs	15,713	7,124
Weighted-average shares used to compute diluted net income per common share	119,819	109,915

Net income per share attributable to common stockholders
Basic	$0.19	$0.27
Diluted	$0.17	$0.25
We excluded from the computation of diluted net income per share, on a weighted-average basis, 1.2 million stock options outstanding during the three months ended March 31, 2025 and 11.5 million stock options outstanding during the three months ended March 31, 2024, because including them would have reduced dilution.
8. Income Taxes
We recorded an income tax benefit of $10.9 million for the three months ended March 31, 2025, compared to an income tax expense of $7.2 million for the comparable period in 2024. The decrease in income tax expense during the three months ended March 31, 2025 was primarily due to increased stock compensation deductions and a decrease in year-to-date pretax income compared to the corresponding period in 2024.
Our effective tax rate differs from the federal statutory rate due to state income taxes and the non-deductible portion of our stock-based compensation, which increased our tax expense, offset by research and development credits and the excess tax deduction arising from the exercise of employee stock options, which reduced our taxable income.
During the three months ended March 31, 2025, unrecognized tax benefits increased by $0.1 million.
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
Because most people who suffer from hypercortisolism are undiagnosed or inadequately treated, we have developed and continue to refine and expand programs to educate physicians and patients about screening for hypercortisolism and the role our Products can play in treating patients with the disorder. In 2023 and 2024, we conducted the “CATALYST” study to determine the prevalence of hypercortisolism in patients with difficult-to-control diabetes (defined as HbA1c of 7.5 percent or higher) despite receiving optimum treatment. Of the 1,057 patients enrolled in the first phase of CATALYST, 23.8 percent were found to have hypercortisolism. These patients were offered the chance to enter CATALYST’s second phase, in which 136 eligible patients were randomized 2:1 to receive either Korlym or placebo for 24 weeks. The study’s primary endpoint was a reduction in hemoglobin A1c (“HbA1c”) in patients who received Korlym compared to patients who received placebo. CATALYST met its primary endpoint. Patients who received Korlym exhibited a clinically meaningful and statistically significant decrease in HbA1c of 1.47 percent, compared to a decrease of 0.15 percent in patients who received placebo (p-value: < 0.0001). The safety profile of Korlym in CATALYST was consistent with the medication’s label: No new side effects or adverse events were identified.
The results from the first, prevalence phase of CATALYST were published in Diabetes Care (Buse et al., 2025), the peer-reviewed journal of the American Diabetes Association.
In March 2025, we initiated the “MOMENTUM” trial to establish the prevalence of endogenous hypercortisolism in patients with resistant hypertension. Resistant hypertension is defined by the American Heart Association as elevated blood pressure despite the use of three or more antihypertensive medications in different classes, including a diuretic. MOMENTUM has a planned enrollment of 1,000 patients at 45 sites in the U.S.
The CATALYST and MOMENTUM results will help physicians better identify patients with hypercortisolism and determine their optimal treatment.
Relacorilant. We are developing our proprietary, selective cortisol modulator, relacorilant, as a treatment for patients with hypercortisolism. Relacorilant shares Korlym’s affinity for the glucocorticoid receptor (“GR”) but, unlike Korlym, has no affinity for the progesterone receptor (“PR”) and so is not the “abortion pill” and does not cause other effects associated with PR affinity, including endometrial thickening and vaginal bleeding. Because relacorilant does not meaningfully increase cortisol levels, it does not cause hypokalemia (low potassium), a potentially serious condition that is a leading cause of patients stopping treatment with Korlym. Forty-four percent of patients in Korlym’s pivotal trial experienced hypokalemia. Unlike all other medications used to treat hypercortisolism, relacorilant does not prolong the heart’s QT interval, a potentially deadly off-target effect.
In December 2024, we submitted a New Drug Application (“NDA”) to the United States Food and Drug Administration (“FDA”) seeking approval to market relacorilant as a treatment for patients with endogenous hypercortisolism. In March 2025, the FDA accepted the NDA for filing and assigned a Prescription Drug User Fee Act target action date of December 30, 2025. The NDA is based on positive results from our pivotal GRACE trial, as well as confirmatory evidence from our Phase 3 GRADIENT trial, our Phase 3 long-term extension study and our Phase 2 study. Patients in these trials exhibited clinically meaningful improvements in a wide range of hypercortisolism signs and symptoms, including hypertension, glucose control, weight and body composition. Relacorilant has been well-tolerated in all of its trials. Notably, patients did not experience some of the serious adverse events that can arise in patients taking Korlym or other currently approved treatments.
GRACE had two-parts. The first, open-label phase enrolled 152 patients with any etiology of hypercortisolism. Each patient received relacorilant for 22 weeks. Patients who exhibited pre-specified improvements in either hypertension, hyperglycemia or both symptoms proceeded to GRACE’s second, double-blind, randomized withdrawal phase, in which half of the patients continued to receive relacorilant and half received placebo for 12 weeks. GRACE’s primary endpoint was the number of patients in the relacorilant group who lost blood pressure control compared to the number who lost blood pressure control in the placebo group.
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
Glucose metabolism was measured by several diagnostic tests, including the oral glucose tolerance test (glucose area under the curve or AUCglucose), HbA1c and fasting glucose. In the open-label phase, clinically meaningful and statistically significant improvements in glucose metabolism were observed in patients with diabetes or impaired glucose tolerance (i.e., pre-diabetes), with reductions in AUCglucose of 3.3 h*mmol/L, HbA1c of 0.3 percent and fasting glucose of 12.4 mg/dL at 22 weeks (p-values: <0.0001, 0.03, 0.03, respectively). During the open-label phase, 50 percent of patients with hyperglycemia met the study’s response criteria. Patients with hyperglycemia who entered the randomized withdrawal phase exhibited more pronounced improvements, with reductions in AUCglucose of 6.2 h*mmol/L, HbA1c of 0.7 percent and fasting glucose of 25.2 mg/dL at 22 weeks (p-values: <0.0001, <0.0001, 0.006, respectively).
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
GRADIENT patients with hypertension who received relacorilant experienced a reduction in systolic blood pressure of 6.6 mm Hg (p-value 0.012) compared to baseline. The reduction in patients who received placebo was 2.1 mm Hg (p-value: ns) compared to baseline. The comparison between those who received relacorilant and placebo was not statistically significant. During the study, five patients who received placebo required rescue therapy with anti-hypertension medications, compared to one patient who received relacorilant. To ensure accuracy, hypertension was measured by 24-hour ABPM.

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
Relacorilant in Patients with Platinum-Resistant Ovarian Cancer. We are conducting a pivotal Phase 3 trial (“ROSELLA”) of our proprietary, selective cortisol modulator, relacorilant combined with nab-paclitaxel as a treatment for patients with platinum-resistant ovarian cancer. Enrollment in ROSELLA is complete. Three hundred eighty-one women with recurrent, platinum-resistant ovarian cancer were randomized 1:1 to receive either 150 mg of relacorilant intermittently in addition to nab-paclitaxel or nab-paclitaxel monotherapy. ROSELLA has dual primary endpoints – progression free survival (“PFS”) and overall survival (“OS”). Patients enrolled in ROSELLA received prior bevacizumab therapy, which is the approved standard of care for patients with platinum-resistant ovarian cancer. Women who have received more than three prior lines of therapy were excluded.
ROSELLA met its PFS endpoint and interim analysis of its OS endpoint was also positive. Patients treated with relacorilant in addition to nab-paclitaxel experienced a 30 percent reduction in risk of disease progression compared to patients treated with nab-paclitaxel alone (hazard ratio: 0.70; p-value: 0.008). Their median PFS was 6.5 months, compared to 5.5 months in patients who received nab-paclitaxel alone. Patients treated with relacorilant plus nab-paclitaxel also had a significant improvement in OS, with a median OS of 16.0 months, compared to 11.5 months for patients receiving nab-paclitaxel alone (hazard ratio: 0.69; p-value: 0.012). Relacorilant was well-tolerated and no new safety signals were observed.
ROSELLA’s results have been consistent with the positive results of our Phase 2 trial, a 178-patient, controlled, multi-center, trial of relacorilant combined with nab-paclitaxel in patients with platinum-resistant ovarian cancer. Phase 2 study participants were randomized to one of three treatment arms: 60 women received 150 mg of relacorilant intermittently (the day before, the day of and the day after their weekly nab-paclitaxel infusion) and 58 women received a daily relacorilant dose of 100 mg per day in addition to nab-paclitaxel. Sixty women received nab-paclitaxel alone. The trial’s primary endpoint was PFS.

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
In April 2025, we initiated a Phase 2 trial (“BELLA”) of relacorilant plus nab-paclitaxel and bevacizumab evaluating efficacy and safety in patients with platinum-resistant ovarian cancer. BELLA is a single-arm, open-label trial with a planned enrollment of 90 patients.
The EC has designated relacorilant as an orphan drug for the treatment of ovarian cancer.
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
Amyotrophic Lateral Sclerosis (“ALS”)
ALS, also known as Lou Gehrig’s disease, is a devastating neuromuscular illness. Our selective cortisol modulator dazucorilant improved motor performance and reduced neuroinflammation and muscular atrophy in an animal model of ALS. Following these compelling results, we initiated a Phase 2 trial (“DAZALS”) of dazucorilant in patients with ALS. Two hundred forty-nine patients were randomized on a double-blind basis 1:1:1 to receive either 150 mg of dazucorilant, 300 mg of dazucorilant or placebo daily for 24 weeks. Upon completion of the trial, patients were eligible to enter an open-label, long-term extension study, in which they receive 300 mg of dazucorilant for up to 132 weeks. DAZALS did not meet its primary endpoint, which was the change from baseline in the ALS Functional Rating Scale-Revised (ALSFRS-R) in patients who received dazucorilant compared to those who received placebo. Patients who received dazucorilant also experienced substantially more gastrointestinal upset at the onset of treatment than did those who received placebo. A statistically significant improvement in overall survival was observed at week 24 of the study. An exploratory analysis of overall survival at the one-year mark showed a reduction in deaths in patients who were randomized to receive 300 mg of dazucorilant at baseline, compared to patients who were randomized to receive placebo at baseline and never received 300 mg of dazucorilant, with a hazard ratio of 0.16 (p-value: 0.0009). The open-label, long-term extension study, which enrolled 118 patients, will continue. The FDA has granted dazucorilant Fast Track Designation and orphan drug status for the treatment of ALS in the United States.
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
Inflation Reduction Act of 2022
The Inflation Reduction Act of 2022 (“IRA”) was enacted on August 16, 2022. The IRA includes provisions requiring manufacturers to pay a rebate to the Centers for Medicare & Medicaid Services (“CMS”) if the price of a Medicare Part B or Part D drug increases faster than the rate of inflation. In addition, the IRA shifts a portion of the Medicare beneficiary costs formerly borne by the government and beneficiaries to manufacturers in the form of limitations on price increases and rebates paid to the government. We anticipate this provision will limit the revenue we receive from Medicare patients and may materially reduce our profits in 2026 and beyond. The IRA permits CMS to negotiate prices for certain high-expenditure Medicare Part B or Part D drugs.
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
Net product revenue was $157.2 million for the three months ended March 31, 2025, compared to $146.8 million for the comparable period in 2024. The increase was driven by a 23.5 percent increase in sales volume, partially offset by a 13.3 percent decrease in average price due to higher sales volume from our authorized generic version of Korlym.
Cost of sales – Cost of sales includes the cost of the active pharmaceutical ingredient (“API”), tableting, packaging, personnel, overhead, stability testing and distribution.
Cost of sales was $2.4 million for the three months ended March 31, 2025, compared to $2.5 million for the comparable period in 2024. Cost of sales as a percentage of revenue was 1.5 percent and 1.7 percent for the three months ended March 31, 2025 and 2024, respectively. The decrease in cost of sales as a percentage of revenue was due to a one-time $0.5 million write-off of API that was scrapped during the manufacturing phase in the three months ended March 31, 2024, which did not recur in the comparable period in 2025.
Research and development expense – Research and development expense includes the cost of (1) clinical trials, (2) recruiting and compensating development personnel, (3) manufacturing investigational drug product, (4) preclinical studies, (5) drug discovery research and (6) the development of new drug formulations and manufacturing processes.

Research and development expense was $60.7 million for the three months ended March 31, 2025, compared to $58.5 million for the comparable period in 2024. The increase was primarily due to increased employee compensation expenses and expenses related to the advancement of our development programs, partially offset by decreased expenses related to development programs that are nearing completion.

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Development programs:
Oncology	$8,299	$17,685
Hypercortisolism (Cushing’s syndrome)	17,973	10,811
Metabolic diseases	11,084	10,989
Pre-clinical and early-stage selective cortisol modulators and ALS	8,702	8,670
Unallocated activities, including manufacturing and regulatory activities	8,356	6,429
Stock-based compensation	6,321	3,921
Total research and development expense	$60,735	$58,505
It is difficult to predict the timing and cost of development activities, which are subject to many uncertainties and risks, including inconclusive or negative results, slow patient enrollment, adverse side effects and difficulties in the formulation or manufacture of study drugs and lack of drug-candidate efficacy. In addition, clinical development is subject to government oversight and regulations that may change without notice. We expect our research and development expense to be higher in 2025 than in 2024 as our clinical programs advance and we initiate new clinical trials. Research and development spending in future years will depend on the outcome of our pre-clinical and clinical trials and our development plans.
Selling, general and administrative expense – Selling, general and administrative expense includes (1) compensation of employees, consultants and contractors engaged in commercial and administrative activities, (2) the cost of vendors supporting commercial activities and (3) legal and accounting fees.
Selling, general and administrative expense was $90.7 million for the three months ended March 31, 2025, compared to $56.3 million for the comparable period in 2024. The increase was primarily due to increased employee compensation expenses and sales and marketing activities to support commercialization of our existing and potential future products.
We expect our selling, general and administrative expense to be higher in 2025 than in 2024 due to increased commercial and administrative activities to support our increased sales and marketing efforts.
Interest and other income – Interest and other income was $6.2 million for the three months ended March 31, 2025, compared to $5.5 million for the comparable period in 2024 and consisted primarily of interest income from marketable securities. The increase was due to higher cash and investment balances.
Income tax expense – Income tax benefit was $10.9 million for the three months ended March 31, 2025, compared to an income tax expense of $7.2 million for the comparable period in 2024. The decrease in income tax expense during the three months ended March 31, 2025 was primarily due to increased stock compensation deductions and a decrease in year-to-date pretax book income compared to the corresponding period in 2024.
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
As of March 31, 2025, we had cash, cash equivalents and marketable securities of $570.8 million, consisting of cash and cash equivalents of $89.8 million and marketable securities of $481.0 million, compared to cash, cash equivalents and marketable securities of $603.2 million, consisting of cash and cash equivalents of $127.7 million and marketable securities of $475.5 million as of December 31, 2024.

The cash in our bank accounts and our marketable securities could be reduced or our access to them restricted if the financial institutions holding them were to fail or severely adverse conditions were to arise in the markets for public or private debt securities. We have never experienced a material lack of access to cash or material realized losses.
Net cash provided by operating activities was $5.1 million for the three months ended March 31, 2025, compared to $23.8 million for the comparable period in 2024. The decrease was primarily due to lower net income resulting from higher operating expenses to support increased sales and marketing activities.
Net cash used in investing activities was $3.2 million for the three months ended March 31, 2025, compared to $9.0 million for the comparable period in 2024. The decrease was primarily due to a higher allocation of cash proceeds from maturities of marketable securities towards cash equivalents to purchase shares in connection with our Stock Repurchase Program during the three months ended March 31, 2025.
Net cash used in financing activities was $39.8 million for the three months ended March 31, 2025, compared to $0.5 million for the comparable period in 2024. In the three months ended March 31, 2025, we spent $12.9 million acquiring shares of our common stock in connection with the net exercise of employee and director stock options, $2.9 million to satisfy tax withholding requirements from vesting of restricted stock grants and $27.4 million in connection with the Stock Repurchase Program, offset by $1.7 million received from the exercise of stock options and $1.7 million received in connection with our ESPP. In the comparable period in 2024, we spent $0.9 million acquiring shares of our common stock in connection with the net exercise of employee and director stock options, $0.9 million to satisfy tax withholding requirements from vesting of restricted stock grants and $0.5 million in connection with the Stock Repurchase Program, offset by $0.7 million received from the exercise of stock options and $0.9 million received in connection with our ESPP.
As of March 31, 2025, we had retained earnings of $564.3 million.
Contractual Obligations and Commitments
Our contractual payment obligations and purchase commitments are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. Our payment obligations and purchase commitments did not change materially during the three months ended March 31, 2025. See Note 4 to our Unaudited Condensed Consolidated Financial Statements for more information regarding our purchase commitments.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and judgments that affect the amount of assets, liabilities and expenses we report. We base our estimates on historical experience and on other assumptions we believe to be reasonable. Actual results may differ from our estimates. Our significant accounting policies are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There were no changes that occurred during the fiscal quarter covered by this report that materially affected, or are reasonably likely to materially affect, our critical accounting policies and estimates.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks as of March 31, 2025 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. The market risks associated with our cash, cash equivalents and marketable securities, which consist entirely of debt instruments with original maturities of less than 24 months, did not change materially during the three months ended March 31, 2025.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. As of March 31, 2025, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure at the reasonable assurance level.

Changes in internal control over financial reporting. Our Chief Financial Officer and other members of management evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2025 and concluded that there was no change during the quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Teva Patent Litigation
In February 2018, we received a Paragraph IV Notice Letter advising that Teva Pharmaceuticals USA, Inc. (“Teva”) had submitted an Abbreviated New Drug Application (“ANDA”) to the FDA seeking authorization to manufacture and sell a generic version of Korlym prior to the expiration of patents related to Korlym that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). In March 2018, we filed a lawsuit in the United States District Court for the District of New Jersey (“D.N.J.”) against Teva for infringement of our patents. In August 2020, Teva received final approval from the FDA for its ANDA in accordance with the Hatch-Waxman Act. And, in November 2020, the Patent Trial and Appeal Board (“PTAB”) issued a decision upholding the validity of U.S. Patent No. 10,195,214 (the “’214 patent”) in its entirety, which decision the Court of Appeals for the Federal Circuit upheld.
The patents currently at issue in the D.N.J. matter are the ʼ214 patent and U.S. Patent No. 10,842,800 (the “’800 patent”). Trial was held from September 26, 2023 through September 28, 2023 before Judge Renee Marie Bumb. On December 29, 2023, Judge Bumb ruled that Teva’s proposed generic product would not infringe either the ’214 or ’800 patent. We have appealed that ruling to the United States Court of Appeals for the Federal Circuit. Teva launched its generic product in January 2024.
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
On February 10, 2025, several named plaintiffs filed a complaint against Corcept in the Alameda County Superior Court for the State of California, captioned, Aetna Inc., Health Care Service Corporation, Humana Inc. and Molina Healthcare Inc. vs. Corcept Therapeutics, Inc., Case No. 25CV110493 (the “Aetna Litigation”). This lawsuit names Corcept as the sole defendant and includes allegations substantially similar to those made in the Teva Antitrust Litigation. On March 17, 2025, Corcept filed a cross-complaint against the plaintiffs in the Aetna Litigation and a notice to remove this lawsuit from state court to federal court. The lawsuit is currently pending in the United States District Court for the Northern District of California (Case No. 25-cv-2590) before the same judge who is presiding over the Teva Antitrust Litigation. The state court proceedings in the Aetna Litigation are currently stayed; however, the plaintiffs have filed a motion to remand the case back to the state court.
Other Litigation
In March 2019, a purported securities class action complaint was filed against us and certain of our executive officers in the United States District Court for the Northern District of California by Nicholas Melucci (Melucci v. Corcept Therapeutics Incorporated, et al., Case No. 5:19-cv-01372-LHK) (the “Melucci Litigation”). As previously disclosed, we finalized a settlement of the Melucci Litigation in 2024, which required us to make a one-time payment of $14 million for which our insurers reimbursed us in full.
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
•Public perception of mifepristone or legislation limiting or barring its distribution or use for termination of early pregnancy may limit our ability to sell our current Products.
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
General Risk Factors
•We face unprecedented political, legal, governmental, regulatory and economic uncertainty and risks that may adversely affect our business.
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
Our ability to generate revenue and to fund our commercial operations and development programs is dependent on the sale of our Products to treat patients with hypercortisolism. Physicians will prescribe our Products if they determine that they are preferable to other treatments, even if those treatments are not approved for hypercortisolism. Most physicians are inexperienced diagnosing or caring for patients with hypercortisolism and it can be hard to persuade them to identify appropriate patients and treat them with our Products.
Many factors could limit our product revenue, including:
•the preference of physicians or payors for competing treatments for hypercortisolism, including a lower-priced generic version of Korlym and off-label treatments;
•lack of availability of government or private insurance, the shift of a significant number of patients to Medicaid, which reimburses Korlym at a significantly lower price, or the introduction of government price controls or other price-reducing regulations, such as the Inflation Reduction Act of 2022, that may significantly limit Medicare reimbursement rates;
•disruptions in our supply chain due to the imposition of tariffs or other restrictions on trade; and
•the inability of our pharmacy to dispense our Products in a timely manner.
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
We also have litigation settlements with Sun Pharmaceutical Industries Limited (“Sun”) and Hikma Pharmaceuticals USA Inc. (“Hikma”) that allow them to begin selling mifepristone, with customary restrictions, provided the FDA has approved their products and Teva’s generic product remains commercially available. The availability of generic versions of Korlym from Sun or Hikma could materially harm our results of operations and financial condition, even if our on-going appeal against Teva is successful and Teva, Sun and Hikma were required to withdraw their products and pay us damages. Please see “Part II, Item 1, Legal Proceedings” for additional details.
The availability of generic Korlym could cause our revenue to decline and materially harm our results of operations and financial position, by reducing the number of tablets we sell or lowering their price or both. It may also cause our revenue to be materially less than the public guidance we have provided, which would likely cause the price of our common stock to decline.
Legal action to enforce or defend intellectual property rights is complex, costly and involves significant commitments of management time. Other companies may seek FDA approval to market generic versions of Korlym, in which case we will vigorously protect our intellectual property. However, there can be no assurance our efforts will be successful.
Public perception of mifepristone or legislation limiting or barring its distribution or use for termination of early pregnancy may limit our ability to sell our current Products.
The active ingredient in our Products, mifepristone, is approved by the FDA in another drug for the termination of early pregnancy. In 2022, the United States Supreme Court published its decision in the case of Dobbs v. Jackson Women’s Health Organization (“Dobbs”), which overturned Roe v. Wade, the 1973 Supreme Court decision that had established a woman’s right to terminate her pregnancy, subject to certain limitations. Dobbs has stimulated many states to enact laws restricting the legality of abortion and mifepristone, including during early pregnancy and under specific conditions of use. More laws banning or heavily restricting termination of pregnancy may be adopted and existing laws may be made more restrictive. On June 13, 2024, in a highly publicized case, the Supreme Court ruled against plaintiffs seeking to restrict access to mifepristone for terminating pregnancy, holding that they lacked standing (i.e., the right to sue), thus preserving current access to mifepristone. Because the Supreme Court’s decision was made solely on procedural grounds, the ruling does not necessarily foreclose other challenges to the continued availability of mifepristone. The timing and outcome of any subsequent cases, as well as additional legislative changes are uncertain. In addition, heightened public awareness of mifepristone as an abortifacient may draw the attention of hostile state government officials or political activists to our Products – as could additional public debate concerning current or proposed restrictions on the distribution of mifepristone. This may be the case even though (i) our Products are not approved for the termination of pregnancy, (ii) we do not promote them for that use and (iii) we have taken measures to minimize the chance that they will accidentally be prescribed to a pregnant woman.
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

In the United States, there have been and continue to be legislative initiatives to contain healthcare costs. The IRA significantly changed the way Medicare pays for prescription drugs. The IRA requires the Secretary of the U.S. Department of Health and Human Services (“HHS”) to negotiate Medicare prices for selected drugs and biologicals, including both physician-administered products covered under Medicare’s Part B benefit and self-administered drugs such as our Products that are covered under the Part D benefit. Each year, the Secretary will select for price negotiation a specified number of negotiation-eligible drugs with the highest total Part B or D expenditures over the preceding 12-month period. To be eligible for price negotiation a drug must have been on the market for at least seven years without generic competition. Orphan drugs indicated for only one rare disease or condition and drugs with less than $200 million in annual Medicare expenditures are exempt from the negotiation program. For the first two years of the program, 2026 and 2027, only Part D drugs are eligible. The Secretary will publish the negotiated price, known as the “Maximum Fair Price” (“MFP”), for each of the selected products. Manufacturers of selected drugs would be required to offer the drug for Medicare recipients at the MFP. Manufacturers who fail to negotiate with the Secretary or offer their drug to Medicare recipients at the MFP can face significant civil money penalties or excise tax liability on sales of that drug. If our Products or any drug we commercialize become eligible for Medicare negotiation, the revenue we generate from sales of those drugs may be significantly reduced.
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
The IRA shifts a portion of the Medicare beneficiary costs from the government and beneficiaries to manufacturers in the form of limitations on price increases and rebates paid to the government. We anticipate that this provision will limit the revenue we receive from Medicare patients and may materially reduce our revenue and profits in 2026 and beyond.
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
Our single specialty pharmacy, Optime, dispenses our Products and performs related pharmacy and patient support services, including the collection of payments from insurers representing more than 99 percent of our revenue. If Optime does not adhere to its agreements with payers or does not continue to meet regulatory requirements concerning pharmacy operations, it may not be able to collect on our behalf some or all of the payments due to us. In addition, if Optime has operational difficulties or otherwise becomes unable or unwilling to perform its obligations under our agreement, we may not be able to dispense our Products in a timely manner to some or all of our patients and this may adversely affect our business, results of operations and financial position. Effective April 1, 2024, we extended our agreement with Optime through March 31, 2027, with automatic renewal for successive three-year terms. The agreement is subject to customary termination provisions, including the right of Optime to terminate in the event of a material breach by us that we do not cure in a reasonable period of time after receiving written notice. In addition, we may terminate the agreement for convenience.
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
Natural disasters, such as earthquakes, fires, extreme weather events or widespread outbreaks of a deadly disease, could disrupt our commercial and clinical activities or damage or destroy clinical trial sites, our office spaces, the residences of our employees or the facilities or residences of our vendors, contractors or consultants, which could significantly harm our operations.
Any widespread occurrence of deadly illness could adversely affect our business, operations and financial results. For example, the COVID-19 pandemic made it difficult to grow our commercial business and slowed the pace of some of our clinical trials.
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
We cannot sell a product without the approval of the FDA or comparable foreign regulatory authority. Obtaining such approval is difficult, uncertain, lengthy and expensive. Failure can occur at any stage. In order to receive FDA approval for a new drug, we must demonstrate to the FDA’s satisfaction that the new drug is safe and effective for its intended use and that our manufacturing processes comply with cGMPs. Recent disruptions at the FDA and other government agencies caused by changing presidential administrations or funding shortages could hinder their ability to hire, retain or deploy key leadership and other personnel, prevent new or modified product candidates from being developed, reviewed, approved or commercialized in a timely manner or at all, which could negatively impact our business. Our inability or the inability of our vendors to comply with applicable FDA and other regulatory requirements can result in delays in or denials of new product approvals, warning letters, untitled letters, fines, consent decrees restricting or suspending manufacturing operations, injunctions, civil penalties, recall or seizure of products, total or partial suspension of product sales and criminal prosecution. We may seek to commercialize our Products in international markets, which would require us to receive a marketing authorization and, in many cases, pricing approval, from the appropriate regulatory authorities. Approval procedures vary between countries and can require additional pre-clinical or clinical studies. Obtaining approval may take longer than it does in the United States. Although approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by others, failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Any of these or other regulatory actions could materially harm our business and financial condition.
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
We cannot assure investors that a liquid trading market for our common stock will exist at any particular time. As a result, holders of our common stock may not be able to sell shares quickly or at the current market price. During the 52-week period ended April 28, 2025, our average daily trading volume was approximately 1,128,918 shares and the intra-day sales prices per share of our common stock on the Nasdaq Capital Market ranged from $22.60 to $117.33. As of April 28, 2025, our officers, directors and principal stockholders beneficially owned approximately 21 percent of our common stock.
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
Actions taken by the presidential administration in the United States have caused great uncertainty. The administration’s policies and their implementation, including with respect to tariffs and trade, funding for the FDA and other key agencies, and funding for scientific research both within the government and at universities, have been unpredictable and generally adverse to our clinical and commercial efforts. The administration may adopt new policies or take new actions, without notice, that damage our commercial interests or make it more difficult or costly to develop our product candidates. Significant cuts or disruptions to the staffing of government agencies or spending may delay review of our NDA for relacorilant as a treatment for patients with hypercortisolism and may hamper our ability to advance our other clinical programs. Similarly, the research programs of our academic collaborators may be defunded.
The imposition of tariffs on materials we or our vendors use to conduct experiments or to make our Products or product candidates have increased our costs and may increase them further. The United States’ tariff regime and the tariff regime of its trading partners are in constant flux. Although we monitor the situation closely, the tariffs that may affect our business are difficult to predict. There can be no assurance that we can anticipate new trade measures or mitigate their impacts, which could be material. Additionally, the laws and regulations governing our operations, as well as their application, may change without notice. Failure by us or by our vendors to comply with new laws or regulations or to respond in a timely way to abrupt changes in the application of existing laws and regulations could adversely affect our operations, cash flow and financial condition or otherwise harm our business.
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
New laws and regulations, as well as changes to existing laws and regulations, including statutes and regulations concerning taxes and the development, approval, marketing and pricing of medications, the provisions of the ACA requiring the reporting of aggregate spending related to health care professionals, the provisions of the Sarbanes-Oxley Act of 2002, the

Dodd Frank Act of 2010 and rules adopted by the SEC and by The Nasdaq Stock Market LLC have and will likely continue to increase our cost of doing business and divert management’s attention from revenue-generating activities.
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

Following EU court decisions, updated standard contractual clauses (“SCCs”) were adopted to account for these judicial decisions, imposing new requirements on data transfers. The revised SCCs must be used for relevant new data transfers from September 27, 2021, and existing SCC arrangements were required to be migrated by December 27, 2022. As supervisory authorities issue further guidance on personal data export mechanisms, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Further, on July 10, 2023, the European Commission adopted its adequacy decision on the E.U.-U.S. Data Privacy Framework (“DPF”). The decision, which took effect on the day of its adoption, concludes that the United States ensures an adequate level of protection for personal data transferred from the EEA to companies certified to the DPF. It is currently unclear how the future of DPF will evolve and what impact it will have on our international activities. The GDPR imposes substantial fines for breaches of data protection requirements, which can be up to four percent of global revenue for the preceding financial year or €20 million, whichever is greater, and it also confers a private right of action on data subjects for breaches of data protection requirements. Compliance with European data protection laws is a rigorous and time intensive process that may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our European activities. From January 1, 2021, we have had to comply with the GDPR and separately the UK GDPR, which, together with the amended United Kingdom Data Protection Act 2018, retains the GDPR in United Kingdom national law, each regime having the ability to fine up to the greater of €20 million/ £17.5 million or 4 percent of global turnover. It is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term and these changes may lead to additional costs and increase our overall risk exposure. Further, on June 28, 2021, the EC adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in June 2025 unless the EC renews or extends that decision and remains under review by the Commission during this period.
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
As of April 28, 2025, our officers and directors beneficially owned approximately 21 percent of our common stock. Acting together, these stockholders could significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling stockholders.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities
The following table contains information relating to the repurchases of our common stock in the three months ended March 31, 2025 as part of our publicly announced stock repurchase program (in thousands, except average price per share):

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Dollar Amount of Shares That May Yet be Purchased Under the Program(1)
January 1, 2025 to January 31, 2025	—	$—	$184,329
February 1, 2025 to February 28, 2025	—	—	184,329
March 1, 2025 to March 31, 2025	500	54.84	156,896
Total	500	$54.84	$156,896

(1)
On January 8, 2024, our Board of Directors authorized the repurchase of up to $200 million of our common stock pursuant to our Stock Repurchase Program. The program may be modified, suspended or discontinued at any time without notice.

The following table contains information relating to the purchase of shares of our common stock in the three months ended March 31, 2025 as part of the cashless net exercises of stock options and vesting of restricted stock (in thousands, except average price per share):

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Purchase Price of Shares(2)
January 1, 2025 to January 31, 2025	134	$57.64	$7,710
February 1, 2025 to February 28, 2025	129	67.79	8,707
March 1, 2025 to March 31, 2025	79	58.80	4,669
Total	342	$61.72	$21,086

(1)
In January 2025, we issued 235,978 shares of common stock as part of net-share settlement of cashless option exercises, of which 124,840 shares were surrendered to us in satisfaction of related exercise cost and tax obligations. In February 2025, we issued 190,708 shares of common stock as part of net-share settlement of cashless option exercises, of which 107,705 shares were surrendered to us. In March 2025, we issued 165,406 shares of common stock as part of net-share settlement of cashless option exercises, of which 62,818 shares were surrendered to us.

In January 2025, we issued 22,588 shares of common stock as part of restricted award vesting, of which 8,934 shares were surrendered to us in satisfaction of related tax obligations. In February 2025, we issued 51,499 shares of common stock as part of restricted award vesting, of which 20,731 shares were surrendered to us. In March 2025, we issued 44,095 shares of common stock as part of restricted award vesting, of which 16,595 shares were surrendered to us.

(2)	We paid $15.8 million to satisfy the tax withholding obligations associated with the net-share settlement of these cashless option exercises and restricted stock vesting.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
Insider Trading Arrangements
During the three months ended March 31, 2025, no directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, terminated, or modified any contract, instruction or written plan for the purchase or sales of our securities intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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
101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024, (ii) Unaudited Condensed Consolidated Statements of Income for the three month periods ended March 31, 2025 and 2024, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2025 and 2024, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2025 and 2024, (v) Unaudited Condensed Consolidated Statement of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date:	May 5, 2025	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D.
Chief Executive Officer

Date:	May 5, 2025	/s/ Atabak Mokari
Atabak Mokari
Chief Financial Officer

Date:	May 5, 2025	/s/ Joseph D. Lyon
Joseph D. Lyon
Chief Accounting & Technology Officer