Form 10-Q
period 2025-06-30
CORCEPT THERAPEUTICS INC
filed 2025-07-31
CIK 1088856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On July 24, 2025, there were 105,371,729 shares of common stock outstanding at a par value of $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2025	December 31, 2024
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$102,745	$127,665
Short-term marketable securities	239,481	255,669
Trade receivables, net of allowances	64,567	53,976
Inventory	12,276	12,412
Prepaid expenses and other current assets	24,043	21,880
Total current assets	443,112	471,602
Strategic inventory	7,991	3,583
Operating lease right-of-use asset	4,964	5,324
Property and equipment, net	2,348	2,689
Long-term marketable securities	172,775	219,831
Other assets	8,303	6,610
Deferred tax assets, net	162,229	130,914
Total assets	$801,722	$840,553
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,525	$15,376
Accrued research and development expenses	29,049	33,868
Accrued and other liabilities	91,073	90,700
Short-term operating lease liability	1,017	829
Total current liabilities	144,664	140,773
Long-term operating lease liability	5,588	6,107
Long-term accrued income taxes payable	15,677	14,084
Total liabilities	165,929	160,964
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock	—	—
Common stock	138	136
Treasury stock	(866,931)	(696,173)
Additional paid-in capital	900,864	832,108
Accumulated other comprehensive income (loss)	2,291	(217)
Retained earnings	599,431	543,735
Total stockholders’ equity	635,793	679,589
Total liabilities and stockholders’ equity	$801,722	$840,553
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product revenue, net	$194,430	$163,796	$351,644	$310,604
Operating expenses:
Cost of sales	3,433	2,524	5,836	5,059
Research and development	60,471	58,745	121,206	117,251
Selling, general and administrative	103,851	66,935	194,511	123,203
Total operating expenses	167,755	128,204	321,553	245,513
Income from operations	26,675	35,592	30,091	65,091
Interest and other income	5,017	6,004	11,219	11,498
Income before income taxes	31,692	41,596	41,310	76,589
Income tax benefit (expense)	3,457	(6,108)	14,386	(13,339)
Net income	35,149	35,488	55,696	63,250

Net income attributable to common stockholders	34,611	35,120	54,918	62,640

Basic net income per common share	$0.33	$0.34	$0.53	$0.61

Diluted net income per common share	$0.29	$0.32	$0.46	$0.57

Weighted-average shares outstanding used in computing net income per common share
Basic	104,111	103,118	104,108	102,954
Diluted	120,485	111,244	120,227	110,550
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	35,149	35,488	55,696	63,250
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments, net of tax effect of $21, $14, $(154) and $117, respectively	163	(189)	714	(519)
Foreign currency translation gain (loss)	1,436	15	1,794	(6)
Total comprehensive income	$36,748	$35,314	$58,204	$62,725
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$55,696	$63,250
Adjustments to reconcile net income to net cash provided by operations:
Stock-based compensation	40,853	28,456
Accretion of marketable securities	(3,005)	(5,881)
Depreciation and amortization	571	196
Deferred income taxes	(31,469)	(21,126)
Non-cash amortization of right-of-use asset	360	181
Changes in operating assets and liabilities:
Trade receivables	(10,591)	(12,714)
Insurance recovery receivable related to Melucci litigation	—	14,000
Inventory	(4,021)	(698)
Prepaid expenses and other current assets	(2,232)	1,868
Other assets	(1,693)	(398)
Accounts payable	8,149	1,735
Accrued research and development expenses	(4,819)	642
Accrued and other liabilities	6	7,907
Accrued Settlement related to Melucci litigation	—	(14,000)
Long-term accrued income taxes	1,593	1,630
Operating lease liability	(331)	(104)
Net cash provided by operating activities	49,067	64,944
Cash flows from investing activities:
Purchases of property and equipment	(161)	(416)
Proceeds from sales and maturities of marketable securities	205,536	151,812
Purchases of marketable securities	(138,419)	(220,604)
Net cash provided by (used in) investing activities	66,956	(69,208)
Cash flows from financing activities:
Proceeds from stock option exercises, net of issuance costs	10,975	2,288
Proceeds from purchases under the Employee Stock Purchase Program	4,990	2,638
Repurchases of common stock in connection with Stock Repurchase Program	(130,451)	(3,954)
Cash paid to satisfy statutory withholding requirement for net settlement of cashless option exercises and vesting of restricted stock grants	(28,251)	(3,665)
Net cash used in financing activities	(142,737)	(2,693)
Net effect of exchange rate changes on cash and cash equivalents	1,794	(6)
Net decrease in cash and cash equivalents	(24,920)	(6,963)
Cash and cash equivalents, at beginning of period	127,665	135,551
Cash and cash equivalents, at end of period	$102,745	$128,588

Supplemental disclosure:
Exercise cost of shares repurchased for net settlement of cashless option exercises	$12,056	$6,131
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	105,113	$136	$832,108	$(696,173)	$(217)	$543,735	$679,589
Issuance of common stock under incentive award plan	1,712	1	12,899	—	—	—	12,900
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises and vesting of restricted stock	(341)	—	—	(21,086)	—	—	(21,086)
Repurchase of common stock in connection with Stock Repurchase Program	(500)	—	—	(27,433)	—	—	(27,433)
Stock-based compensation	—	—	15,687	—	—	—	15,687
Vesting of RSAs in connection with ESPP	—	—	2,172	—	—	—	2,172
Other comprehensive gain, net of tax	—	—	—	—	909	—	909
Net income	—	—	—	—	—	20,547	20,547
Balance at March 31, 2025	105,984	$137	$862,866	$(744,692)	$692	$564,282	$683,285
Issuance of common stock under incentive award plan	1,048	1	15,122	—	—	—	15,123
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises and vesting of restricted stock	(262)	—	—	(19,221)	—	—	(19,221)
Repurchase of common stock in connection with Stock Repurchase Program	(1,482)	—	—	(103,018)	—	—	(103,018)
Stock-based compensation	—	—	19,427	—	—	—	19,427
Vesting of RSAs in connection with ESPP	—	—	3,449	—	—	—	3,449
Other comprehensive gain, net of tax	—	—	—	—	1,599	—	1,599
Net income	—	—	—	—	—	35,149	35,149
Balance at June 30, 2025	105,288	$138	$900,864	$(866,931)	$2,291	$599,431	$635,793
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	103,405	$133	$738,515	$(635,078)	$609	$402,526	$506,705
Issuance of common stock under incentive award plan	786	—	3,485	—	—	—	3,485
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises and vesting of restricted stock	(143)	—	2,032	(5,586)	—	—	(3,554)
Repurchase of common stock in connection with Stock Repurchase Program	(20)	—	—	(476)	—	—	(476)
Excise tax related to net share repurchases	—	—	—	81	—	—	81
Stock-based compensation	—	—	12,929	—	—	—	12,929
Vesting of RSAs in connection with ESPP	—	$—	$1,283	$—	$—	$—	$1,283
Other comprehensive loss, net of tax	—	$—	$—	$—	$(351)	$—	$(351)
Net income	—	$—	$—	$—	$—	$27,762	$27,762
Balance at March 31, 2024	104,028	$133	$758,244	$(641,059)	$258	$430,288	$547,864
Issuance of common stock under incentive award plan	700	1	7,573	—	—	—	7,574
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises and vesting of restricted stock	(208)	—	—	(6,242)	—	—	(6,242)
Repurchase of common stock in connection with Stock Repurchase Program	(122)	—	—	(3,478)	—	—	(3,478)
Excise tax related to net share repurchases	—	—	—	16	—	—	16
Stock-based compensation	—	—	13,881	—	—	—	13,881
Vesting of RSAs in connection with ESPP	—	—	1,314	—	—	—	1,314
Other comprehensive loss, net of tax	—	—	—	—	(174)	—	(174)
Net income	—	—	—	—	—	35,488	35,488
Balance at June 30, 2024	104,398	$134	$781,012	$(650,763)	$84	$465,776	$596,243
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Corcept Therapeutics Incorporated (collectively, “Corcept,” the “Company,” “we,” “us,” and “our”) is a commercial-stage biopharmaceutical company engaged in the discovery and development of medications to treat severe endocrinologic, oncologic, metabolic and neurologic disorders by modulating the effects of the hormone cortisol. In 2012, the United States Food and Drug Administration (“FDA”) approved Korlym® (“mifepristone”) 300 mg tablets, as a once-daily oral medication for the treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery and in June 2024, we made an authorized generic version of Korlym available. We have discovered and patented four structurally distinct series of selective cortisol modulators, consisting of more than 1,000 compounds. We are developing compounds from these series as potential treatments for a broad range of serious disorders.
We were incorporated in the State of Delaware in May 1998. Our headquarters are located in Redwood City, California.
Basis of Presentation
We have prepared the following in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X: (i) condensed consolidated balance sheet as of June 30, 2025 and (ii) condensed consolidated statements of income, comprehensive income and stockholders’ equity for the three- and six-month periods ended June 30, 2025 and 2024 and (iii) condensed consolidated statements of cash flows for the six-month periods ended June 30, 2025 and 2024. These do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (which in the applicable periods consist only of normal, recurring adjustments) have been included. Operating results for the three- and six-month periods ended June 30, 2025 are not necessarily indicative of the results for the remainder of 2025 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K. The December 31, 2024 balance sheet was derived from audited financial statements at that date.
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

2. Composition of Certain Balance Sheet Items
Inventory

	June 30, 2025	December 31, 2024

	(in thousands)
Raw materials	$1,745	$—
Work in progress	11,798	7,789
Finished goods	6,724	8,206
Total inventory	20,267	15,995
Less strategic inventory classified as non-current	(7,991)	(3,583)
Total inventory classified as current	$12,276	$12,412
We have purchased and hold significant quantities of active pharmaceutical ingredient (“API”), included in work in progress inventory. We classify inventory we do not expect to utilize within 12 months of the balance sheet date as “strategic inventory,” a non-current asset.
Prepaid expenses and other current assets

	June 30, 2025	December 31, 2024

	(in thousands)
Prepaid expenses	$9,693	$9,492
Deferred clinical materials	4,401	4,493
Clinical deposits	2,479	1,817
Other current assets	7,470	6,078
Total prepaid expenses and other current assets	$24,043	$21,880
Accrued and other liabilities

	June 30, 2025	December 31, 2024

	(in thousands)
Government rebates	$50,866	$41,580
Accrued compensation	26,281	41,731
Accrued selling and marketing costs	7,042	3,345
Other	6,884	4,044
Total accrued and other liabilities	$91,073	$90,700

3. Available-for-Sale Marketable Securities and Fair Value Measurements
The available-for-sale securities in our condensed consolidated balance sheets are as follows:

	June 30, 2025	December 31, 2024

	(in thousands)
Cash equivalents	$72,303	$98,436
Short-term marketable securities	239,481	255,669
Long-term marketable securities	172,775	219,831
Total marketable securities	$484,559	$573,936
The following table presents our available-for-sale securities grouped by asset type:

	Fair Value Hierarchy Level	June 30, 2025				December 31, 2024
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

		(in thousands)
Corporate bonds	Level 2	$324,928	$637	$(124)	$325,441	$373,440	$333	$(529)	$373,244
Commercial paper	Level 2	6,903	1	(2)	6,902	9,771	6	(2)	9,775
U.S. government agency securities	Level 2	34,990	5	(25)	34,970	7,999	—	(2)	7,997
U.S. Treasury securities	Level 1	44,944	5	(6)	44,943	84,458	27	(1)	84,484
Money market funds	Level 1	72,303	—	—	72,303	98,436	—	—	98,436
Total marketable securities		$484,068	$648	$(157)	$484,559	$574,104	$366	$(534)	$573,936
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
None of our investments, including those with unrealized losses, are impaired. Unrealized losses on our investments are due to interest rate fluctuations. It is unlikely that we will sell any investments with significant unrealized losses before recovery of their amortized cost basis, which may be at maturity. Accordingly, we have not recorded an allowance for credit losses for these investments.
We classified accrued interest on our marketable securities of $4.1 million as of each of June 30, 2025 and December 31, 2024, as prepaid and other current assets on our condensed consolidated balance sheets.
As of June 30, 2025, all of our long-term marketable securities had original maturities of no more than 24 months and all of our marketable securities classified as short-term have maturities of less than one year. The weighted-average maturity of our short-term and long-term marketable securities was nine months. As of June 30, 2025, our long-term marketable securities had remaining maturities between 13 months and 21 months. None of our marketable securities changed from one fair value hierarchy to another during the three and six months ended June 30, 2025.
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
Operating lease expense for the three and six months ended June 30, 2025 was $0.6 million and $1.3 million, respectively, which include variable lease costs of $0.2 million and $0.6 million, respectively, primarily related to common area maintenance and other administrative expenses. In the comparable periods in 2024, operating lease expense was $0.8 million and $1.4 million, respectively.
Supplemental information related to operating leases was as follows (in thousands, except weighted average amounts):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cash paid for operating lease liabilities	$371	$741	$618	$1,358
Recognition of right-of-use asset in exchange for lease liability	$—	$5,745	$—	$5,745
Weighted-average remaining lease term			60 months	72 months
Weighted-average discount rate			8.5%	8.5%
As of June 30, 2025, future minimum lease payments under non-cancelable capitalized operating leases were as follows (in thousands):

2025 (remainder)	$764
2026	1,551
2027	1,598
2028	1,646
2029	1,695
2030	860
Total operating lease payments	8,114
Less imputed interest	(1,509)
Present value of operating lease liabilities	$6,605
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
During the three and six months ended June 30, 2025, we purchased 1.5 million and 2.0 million shares, respectively, of our common stock under the Stock Repurchase Program in open market transactions at an average price of $69.53 and $65.82 per share, respectively, for aggregate purchase prices of $103.0 million and $130.5 million, respectively. As of June 30, 2025, $53.9 million of the current authorization remained available for the repurchase of shares of our common stock.
We recorded purchased shares as treasury stock on our condensed consolidated balance sheets at cost. As of June 30, 2025 and December 31, 2024, we had 35.2 million and 32.6 million treasury shares outstanding, respectively.
Incentive Award Plan
We have one equity award plan – the Corcept Therapeutics Incorporated 2024 Incentive Award Plan (the “2024 Plan”).
Stock Options
During the three and six months ended June 30, 2025, we issued 0.8 million and 2.0 million, respectively, shares of our common stock upon the exercise of stock options. Some option holders exercised their options on a “net exercise” basis, pursuant to which they surrendered to us, and we purchased from them, at the current market price, shares equal in value to the associated exercise price and tax withholding obligations. During the three and six months ended June 30, 2025, we purchased 0.2 million and 0.5 million shares, respectively, in connection with option net exercises and paid $7.6 million and $20.5 million, respectively, to satisfy associated tax withholding obligations.
During the three and six months ended June 30, 2024, we issued 0.5 million and 0.8 million, respectively, shares of our common stock upon the exercise of stock options. Some option holders exercised their options on a “net exercise” basis, pursuant to which they surrendered to us, and we purchased from them, at the then current market price, shares equal in value to the associated exercise price and tax withholding obligations. During the three and six months ended June 30, 2024, we purchased 0.2 million and 0.3 million shares, respectively, in connection with option net exercises and paid $0.8 million and $1.6 million, respectively, to satisfy associated tax withholding obligations.
Restricted Stock Awards (“RSAs”)
During the three and six months ended June 30, 2025, we granted employees 0.3 million and 0.8 million RSAs, respectively, with a weighted-average grant date fair value of $73.53 and $64.95 per share, respectively. During the three and six months ended June 30, 2024, we granted employees 0.2 million and 0.6 million RSAs, respectively, with a weighted-average grant date fair value of $28.24 and $24.89 per share, respectively. RSAs include voting and dividend rights and are therefore “participating” shares for the purpose of calculating basic and diluted net income per share. See “Note 7” below.

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
As of June 30, 2025 and December 31, 2024, we had a liability of $3.6 million and $3.2 million, respectively, of stock-based compensation related to RSAs granted in connection with our ESPP in “Accrued and other liabilities” on our Unaudited Condensed Consolidated Balance Sheet.
Equity Awards Outstanding
As of June 30, 2025, we had 25.5 million stock options, 1.6 million RSAs and less than 0.1 million restricted stock units (“RSUs”) outstanding. As of December 31, 2024, we had 24.7 million stock options, 1.2 million RSAs and less than 0.1 million RSUs outstanding.
Stock-based Compensation
The following table summarizes our stock-based compensation by financial statement classification:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Capitalized stock-based compensation	$107	$83	$251	$128
Cost of sales	27	14	63	25
Research and development	5,397	4,437	11,718	8,358
Selling, general and administrative	13,599	10,756	29,072	20,073
Total stock-based compensation	$19,130	$15,290	$41,104	$28,584
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

The following table shows the computation of net income per share for each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands, except per share amounts)
Numerator:
Net income attributable to common stockholders	$34,611	$35,120	$54,918	$62,640
Denominator:
Weighted-average shares used to compute basic net income per common share	104,111	103,118	104,108	102,954
Dilutive effect of employee stock options and unvested RSUs	16,374	8,126	16,119	7,596
Weighted-average shares used to compute diluted net income per common share	120,485	111,244	120,227	110,550

Net income per share attributable to common stockholders
Basic	$0.33	$0.34	$0.53	$0.61
Diluted	$0.29	$0.32	$0.46	$0.57
We excluded from the computation of diluted net income per share, on a weighted-average basis, 2.7 million and 2.0 million stock options outstanding during the three and six months ended June 30, 2025, respectively, and 9.5 million and 9.8 million stock options and unvested RSUs outstanding during the three and six months ended June 30, 2024, respectively, because including them would have reduced dilution.
8. Income Taxes
We recorded an income tax benefit of $3.5 million and $14.4 million for the three and six months ended June 30, 2025, respectively, as compared to an income tax expense of $6.1 million and $13.3 million for the comparable periods in 2024. The decreases in income tax expenses during the three and six months ended June 30, 2025 were primarily due to increased stock compensation deductions and decreases in year-to-date pretax income.
Our effective tax rate differs from the federal statutory rate due to state income taxes and the non-deductible portion of our stock-based compensation, which increased our tax expense, offset by research and development credits and the excess tax deduction arising from the exercise of employee stock options, which reduced our taxable income.
During the three and six months ended June 30, 2025, unrecognized tax benefits increased by $1.8 million and $1.9 million, respectively.
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
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (“OBBBA”). Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits from foreign operations. We expect the OBBBA to decrease our current income taxes payable and deferred tax asset balances in the third and fourth quarters of 2025, primarily because it will allow us to immediately recognize the expense of research and development activities performed in the United States. We continue to evaluate the OBBBA’s impact.

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
We make statements in this section that are “forward-looking” within the meaning of the federal securities laws. For a complete discussion of such statements and the potential risks and uncertainties that may affect their accuracy, see the “Risk Factors,” “Overview” and “Liquidity and Capital Resources” sections of this Form 10-Q.
Overview
We are a commercial-stage company engaged in the discovery and development of medications to treat severe endocrinologic, oncologic, metabolic and neurologic disorders by modulating the effects of the hormone cortisol. Since 2012, we have marketed Korlym in the United States for the treatment of patients suffering from hypercortisolism (also known as “Cushing’s syndrome”). In June 2024, we made an authorized generic version of Korlym available. Our portfolio of proprietary selective cortisol modulators consists of four structurally distinct series totaling more than 1,000 compounds.
Hypercortisolism (Cushing’s syndrome)
Our Products. We sell Korlym and a generic version of Korlym in the United States (our “Products”) using sales representatives to call on physicians caring for patients with hypercortisolism. We also have a field-based force of medical science liaisons. We use a specialty pharmacy and a specialty distributor to distribute our Products and provide logistical support to physicians and patients. Our policy is that no patient with hypercortisolism will be denied access to our Products for financial reasons. To help us achieve that goal, we have patient support programs and donate money to independent charitable foundations that help patients pay for all aspects of their hypercortisolism care, whether or not that care includes taking our Products.
Because most people who suffer from hypercortisolism are undiagnosed or inadequately treated, we have developed and continue to refine and expand programs to educate physicians and patients about screening for hypercortisolism and the role our Products can play in treating patients with the disorder. In 2023 and 2024, we conducted the “CATALYST” study to determine the prevalence of hypercortisolism in patients with difficult-to-control diabetes (defined as HbA1c of 7.5 percent or higher) despite receiving optimum treatment. Of the 1,057 patients enrolled in the first phase of CATALYST, 23.8 percent were found to have hypercortisolism. These patients were offered the chance to enter CATALYST’s second phase, in which 136 eligible patients were randomized 2:1 to receive either Korlym or placebo for 24 weeks. The primary endpoint of CATALYST’s second phase was a reduction in hemoglobin A1c (“HbA1c”) in patients who received Korlym compared to patients who received placebo. CATALYST met this primary endpoint. Patients who received Korlym exhibited a clinically meaningful and statistically significant decrease in HbA1c of 1.47 percent, compared to a decrease of 0.15 percent in patients who received placebo (p-value: < 0.0001). This phase of the trial also met its secondary endpoints. Patients who received Korlym exhibited significantly greater reductions in body weight (5.1 kg; p-value: 0.001) and waist circumference (5.1 cm; p-value: 0.002) than patients who received placebo. The safety profile of Korlym in CATALYST was manageable and consistent with the medication’s label: No new side effects or adverse events were identified.
CATALYST’s results were published in Diabetes Care (Buse et al., April 2025 (first phase) and DeFronzo et al., June 2025 (second phase)), the peer-reviewed journal of the American Diabetes Association.
To determine the prevalence of hypercortisolism in patients with resistant hypertension, we initiated the MOMENTUM trial in March 2025. Resistant hypertension is defined by the American Heart Association as systolic blood pressure greater than 130mm Hg and diastolic blood pressure greater than 80mm Hg despite the use of three or more antihypertensive medications of different classes, including a diuretic. MOMENTUM has a planned enrollment of 1,000 patients at 45 sites in the U.S.
The results of CATALYST and MOMENTUM will help physicians better identify patients with hypercortisolism and determine their optimal treatment.
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
In December 2024, we submitted a New Drug Application (“NDA”) to the United States Food and Drug Administration (“FDA”) seeking approval to market relacorilant as a treatment for patients with endogenous hypercortisolism. In March 2025, the FDA accepted the NDA for filing and assigned a Prescription Drug User Fee Act target action date of December 30, 2025. The NDA is based on positive results from our pivotal GRACE trial, with confirmatory evidence from our Phase 3 GRADIENT trial, our Phase 3 long-term extension study and our Phase 2 study. Patients in these trials exhibited clinically meaningful improvements in a wide range of hypercortisolism signs and symptoms, including hypertension, glucose control, weight and body composition. Relacorilant has been well-tolerated in all of its trials. Notably, patients did not experience some of the serious adverse events that can arise in patients taking Korlym or other currently approved treatments.
GRACE had two-parts. The first, open-label phase enrolled 152 patients with any etiology of hypercortisolism. Each patient received relacorilant for 22 weeks. Patients who exhibited pre-specified improvements in either hypertension, hyperglycemia or both symptoms were eligible to proceed to GRACE’s second, double-blind, randomized withdrawal phase, in which half of the patients continued to receive relacorilant and half received placebo for 12 weeks. GRACE’s primary endpoint was the number of patients in the relacorilant group who lost blood pressure control compared to the number who lost blood pressure control in the placebo group.
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
Patients in GRADIENT who received relacorilant exhibited clinically meaningful improvements in a wide array of hypercortisolism’s signs and symptoms, including hypertension, hyperglycemia, weight and body composition, while patients who received placebo did not.
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
GRADIENT patients with hyperglycemia who received relacorilant experienced clinically meaningful and statistically significant improvements in glucose metabolism, including fasting glucose (placebo-adjusted reduction of 22.2 mg/dL; p-value 0.002), area under the curve of the oral glucose tolerance test (placebo-adjusted reduction of 2.6 h*mmol/L; p-value 0.046) and HbA1c (placebo-adjusted reduction of 0.3 percent; p-value 0.019), compared to those who received placebo. They also experienced clinically meaningful and statistically significant improvements in body weight (placebo-adjusted reduction of 3.9 kg; p-value: 0.0001) and visceral adipose fat mass and volume (p-values: 0.018 and 0.016, respectively), compared to patients who received placebo.
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
Patients who completed our GRACE, GRADIENT and Phase 2 trials were eligible to enter our open-label, long-term extension study. Of the 116 patients who chose to do so, the duration of the treatment has been up to six years. In December 2024, we announced that patients who remained in the study for 24 months exhibited, at that time, further clinically meaningful and statistically significant reductions in systolic (10.0 mm Hg; p-value: 0.012) and diastolic blood pressure (7.3 mm Hg; p-value: 0.016), compared to their blood pressure at entry into the long-term extension study. These patients had also maintained response in other cardiometabolic measures, such as glycemic control and body weight. Consistent with its known safety profile, relacorilant was well-tolerated.
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
Relacorilant in Patients with Platinum-Resistant Ovarian Cancer. In July 2025, we submitted an NDA to the FDA seeking approval to market relacorilant plus nab-paclitaxel as a treatment for patients with platinum-resistant ovarian cancer. The NDA is based on positive results from our pivotal Phase 3 ROSELLA and Phase 2 trials. Patients in these trials exhibited clinically meaningful improvements in progression free survival (“PFS”) and overall survival (“OS”). Relacorilant was well-tolerated and did not increase the safety burden of patients who took it.
ROSELLA enrolled three hundred eighty-one women with recurrent, platinum-resistant ovarian cancer who were randomized 1:1 to receive either 150 mg of relacorilant intermittently in addition to the chemotherapeutic agent nab-paclitaxel or nab-paclitaxel monotherapy. Patients enrolled in ROSELLA received prior bevacizumab therapy, which is the approved standard of care for patients with platinum-resistant ovarian cancer. Women who have received more than three prior lines of therapy were excluded. ROSELLA has dual primary endpoints – PFS as assessed by blinded independent central review and OS. A study with dual primary endpoints is considered positive if either endpoint is met.
In March 2025, we announced that ROSELLA had met its PFS endpoint. Patients treated with relacorilant in addition to nab-paclitaxel experienced a clinically and statistically significant 30 percent reduction in risk of disease progression compared to patients treated with nab-paclitaxel alone (hazard ratio: 0.70; p-value: 0.008). PFS as assessed by ROSELLA’s clinical investigators was also positive (hazard ratio: 0.71; p-value: 0.0030). Although final data with respect to OS are not yet available, an interim analysis of survival data as of the date of the PFS analysis showed that patients who received relacorilant in addition to nab-paclitaxel had exhibited a meaningful 31 percent reduction in risk of death (hazard ratio: 0.69; p-value:

0.012), with a median OS of 16.0 months, compared to 11.5 months in patients receiving nab-paclitaxel alone. Both PFS and OS benefits were seen in all clinically relevant subgroups, including those with poor prognoses.
Importantly, relacorilant did not increase the safety burden of patients who took it. Relacorilant was well-tolerated and, when adjusted for duration of treatment, the rate, type and severity of adverse events in patients who received it were similar to those experienced by patients who received nab-paclitaxel alone.
The results from ROSELLA were published in The Lancet (Olawaiye et al., June 2025).
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
As was the case in ROSELLA, the addition of relacorilant to treatment with nab-paclitaxel did not increase the adverse event burden for patients. Safety and tolerability of relacorilant and nab-paclitaxel combination treatment were comparable to the safety and tolerability of nab-paclitaxel monotherapy.
The final analysis from our Phase 2 trial was published in the Journal of Clinical Oncology (Colombo et al., 2023), the premiere journal of the American Society of Clinical Oncology.
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
DAZALS did not meet its primary endpoint, which was the change from baseline in the ALS Functional Rating Scale-Revised (ALSFRS-R) in patients who received dazucorilant compared to those who received placebo. However, a statistically significant reduction in early death was observed at week 24 of the study. An exploratory analysis at the one-year mark found that this benefit continued. Patients who were randomized to receive 300 mg of dazucorilant from the start of DAZALS had an 84 percent reduction in risk of death, compared to patients who received only placebo, with a hazard ratio of 0.16 (p-value: 0.0009). A similar survival benefit was observed in an exploratory analysis of patients who received 300 mg of dazucorilant for greater than 24 weeks, either in the treatment period or in the extension study, compared to patients who received either placebo or 150 mg of dazucorilant for 24 weeks and did not receive dazucorilant in the extension study (hazard ratio: 0.36; p-value 0.02).
Dazucorilant has demonstrated a manageable safety profile, with 92 percent of adverse events being mild to moderate in severity. The frequency of severe and serious adverse events in patients who received dazucorilant was similar to those who received placebo. Mild to moderate, dose-related, transient abdominal pain was the most common adverse effect. The open-label, long-term extension study, which enrolled 118 patients, is continuing.
The FDA has granted dazucorilant Fast Track Designation and orphan drug status for the treatment of ALS in the United States.
Metabolic Diseases
Liver Disease. Metabolic dysfunction-associated steatohepatitis (“MASH”) is an advanced form of metabolic dysfunction-associated fatty liver disease that afflicts millions of patients and is a leading cause of liver-related mortality. Our Phase 1b trial of the selective cortisol modulator miricorilant as a potential treatment for MASH identified a dosing regimen that reduced liver fat, improved liver health and key metabolic and lipid measures and was well-tolerated. Following these compelling results, we initiated a randomized, double-blind, placebo-controlled, Phase 2b trial (“MONARCH”) of miricorilant in patients with MASH in October 2023. MONARCH has two patient cohorts. Cohort A is enrolling patients with biopsy-confirmed MASH, randomized 2:1 to receive either 100 mg of miricorilant twice weekly or placebo for 48 weeks. Screening for Cohort A has closed. The primary endpoint of Cohort A is reduction in liver fat, with MASH resolution and fibrosis improvement being key secondary endpoints. Cohort B has completed enrollment of 93 patients with presumed MASH, randomized 2:1 to receive either 100 mg of miricorilant twice weekly for 6 weeks and then 200 mg of miricorilant twice weekly for 18 weeks or placebo for 24 weeks. The primary endpoint of Cohort B is reduction in liver fat.
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
Net product revenue was $194.4 million and $351.6 million for the three and six months ended June 30, 2025, respectively, compared to $163.8 million and $310.6 million for the comparable periods in 2024. The increases were driven by 49.0 percent and 36.8 percent increases in sales volume, partially offset by 20.3 percent and 17.3 percent decreases in average price due to higher sales volume from our authorized generic version of Korlym in the three and six months ended June 30, 2025, respectively.
Cost of sales – Cost of sales includes the cost of the active pharmaceutical ingredient (“API”), tableting, packaging, personnel, overhead, stability testing and distribution.
Cost of sales was $3.4 million and $5.8 million for the three and six months ended June 30, 2025, respectively, compared to $2.5 million and $5.1 million for the comparable periods in 2024. Cost of sales as a percentage of revenue was 1.8 percent and 1.7 percent for the three and six months ended June 30, 2025, respectively, compared to 1.5 percent and 1.6 percent for the comparable periods in 2024, respectively. The increase in cost of sales as a percentage of revenue for the three months ended June 30, 2025 was primarily due to increased manufacturing and distribution costs. The increase in cost of sales as a percentage of revenue for the six months ended June 30, 2025 was due to increased manufacturing and distribution costs, offset by a one-time $0.5 million write-off of API that was scrapped during the manufacturing phase in the three months ended March 31, 2024, which did not recur in 2025.
Research and development expense – Research and development expense includes the cost of (1) recruiting and compensating development personnel, (2) clinical trials, (3) manufacturing investigational drug product, (4) preclinical studies, (5) drug discovery research and (6) the development of new drug formulations and manufacturing processes.
Research and development expense was $60.5 million and $121.2 million for the three and six months ended June 30, 2025, respectively, compared to $58.7 million and $117.3 million for the comparable periods in 2024. The increases were primarily due to increased employee compensation expenses and expenses related to the advancement of our development programs, partially offset by decreased expenses related to development programs that are nearing completion.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Development programs:
Oncology	$11,061	$11,545	$19,360	$29,230
Hypercortisolism (Cushing’s syndrome)	20,334	14,845	38,307	25,657
Metabolic diseases	11,647	8,519	22,731	19,508
Pre-clinical and early-stage selective cortisol modulators and ALS	4,952	11,775	13,654	20,445
Unallocated activities, including manufacturing and regulatory activities	7,080	7,624	15,436	14,053
Stock-based compensation	5,397	4,437	11,718	8,358
Total research and development expense	$60,471	$58,745	$121,206	$117,251
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

Selling, general and administrative expense was $103.9 million and $194.5 million for the three and six months ended June 30, 2025, respectively, compared to $66.9 million and $123.2 million for the comparable periods in 2024. The increases were primarily due to increased employee compensation expenses and sales and marketing activities to support commercialization of our existing and potential future products.
We expect our selling, general and administrative expense to be higher in 2025 than in 2024 due to increased commercial and administrative activities to support our increased sales and marketing efforts.
Interest and other income - Interest and other income was $5.0 million and $11.2 million for the three and six months ended June 30, 2025, respectively, compared to $6.0 million and $11.5 million for the comparable periods in 2024 and consisted primarily of interest income from marketable securities. The decreases were due to market-wide decreases in interest rates.
Income tax benefit (expense) - Income tax benefit was $3.5 million and $14.4 million for the three and six months ended June 30, 2025, respectively, compared to income tax expense of $6.1 million and $13.3 million for the comparable periods in 2024. The decreases in income tax expense were primarily due to increased stock compensation deductions and decreases in year-to-date pretax income.
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
As of June 30, 2025, we had cash, cash equivalents and marketable securities of $515.0 million, consisting of cash and cash equivalents of $102.7 million and marketable securities of $412.3 million, compared to cash, cash equivalents and marketable securities of $603.2 million, consisting of cash and cash equivalents of $127.7 million and marketable securities of $475.5 million as of December 31, 2024.
The cash in our bank accounts and our marketable securities could be reduced or our access to them restricted if the financial institutions holding them were to fail or severely adverse conditions were to arise in the markets for public or private debt securities. We have never experienced a material lack of access to cash or material realized losses.
Net cash provided by operating activities was $49.1 million for the six months ended June 30, 2025, compared to $64.9 million for the comparable period in 2024. The decrease was primarily due to lower net income resulting from higher operating expenses to support increased sales and marketing activities.
Net cash provided by investing activities was $67.0 million for the six months ended June 30, 2025, compared to net cash used in investing activities of $69.2 million for the comparable period in 2024. The increase was primarily due to a higher allocation of cash proceeds from maturities of marketable securities towards cash equivalents to purchase shares in connection with our Stock Repurchase Program during the six months ended June 30, 2025.
Net cash used in financing activities was $142.7 million for the six months ended June 30, 2025, compared to $2.7 million for the comparable period in 2024. In the six months ended June 30, 2025, we spent $158.7 million acquiring shares of our common stock, comprised of $130.5 million pursuant to our Stock Repurchase Program, $7.7 million to satisfy tax withholding requirements from vesting of restricted stock grants and $20.5 million acquiring shares of our common stock in connection with the net exercise of employee and director stock options, offset by $5.0 million received in connection with our ESPP and $11.0 million net cash received from the exercise of stock options. In the comparable period in 2024, we spent $7.6 million acquiring shares of our common stock, comprised of $4.0 million pursuant to our Stock Repurchase Program, $2.0 million to satisfy tax withholding requirements from vesting of restricted stock grants and $1.6 million acquiring shares of our common stock in connection with the net exercise of employee and director stock options, offset by $2.6 million received in connection with our ESPP and $2.3 million net cash received from the exercise of stock options.
As of June 30, 2025, we had retained earnings of $599.4 million.

Contractual Obligations and Commitments
Our contractual payment obligations and purchase commitments are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. Our payment obligations and purchase commitments did not change materially during the six months ended June 30, 2025. See Note 4 to our Unaudited Condensed Consolidated Financial Statements for more information regarding our purchase commitments.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks as of June 30, 2025 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. The market risks associated with our cash, cash equivalents and marketable securities, which consist entirely of debt instruments with original maturities of less than 24 months, did not change materially during the six months ended June 30, 2025.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. As of June 30, 2025, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure at the reasonable assurance level.
Changes in internal control over financial reporting. Our Chief Financial Officer and other members of management evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2025 and concluded that there was no change during the quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The patents currently at issue in the D.N.J. matter are the ʼ214 patent and U.S. Patent No. 10,842,800 (the “’800 patent”). Trial was held in September 2023, before Judge Renee Marie Bumb. On December 29, 2023, Judge Bumb ruled that Teva’s proposed generic product would not infringe either the ’214 or ’800 patent. Teva launched its generic product in January 2024. We have appealed the District Court’s ruling to the United States Court of Appeals for the Federal Circuit, which heard oral argument in the matter on July 7, 2025. We cannot predict when the Court will issue its opinion.
We will vigorously enforce our intellectual property rights relating to Korlym but cannot predict the outcome of these matters.
Antitrust Litigation
On June 13, 2024, Teva filed a complaint in the Northern District of California, captioned Teva Pharmaceuticals USA, Inc. v. Corcept Therapeutics, Inc., et al. (N.D. Cal.), Case No. 3:24-cv-03567-BLF (the “Teva Antitrust Litigation”). This lawsuit names Corcept and Optime Care, Inc. (“Optime”), our single specialty pharmacy that dispenses Korlym and the authorized generic version of Korlym and performs related pharmacy and patient support services, as defendants. The lawsuit alleges, among other things, that Corcept has violated federal and state laws related to antitrust and unfair business practices. On September 13, 2024, Teva filed a First Amended Complaint, which Corcept and Optime moved to dismiss. We cannot predict when the District Court will rule on this motion.
On February 10, 2025, several named plaintiffs filed a complaint against Corcept in the Alameda County Superior Court for the State of California, captioned, Aetna Inc., Health Care Service Corporation, Humana Inc. and Molina Healthcare Inc. vs. Corcept Therapeutics, Inc., Case No. 25CV110493 (the “Aetna Litigation”). This lawsuit names Corcept as the sole defendant and includes allegations substantially similar to those made in the Teva Antitrust Litigation. On March 17, 2025, Corcept filed a cross-complaint against the plaintiffs in the Aetna Litigation and a notice to remove this lawsuit from state court to federal court. The lawsuit is currently pending in the United States District Court for the Northern District of California (Case No. 25-cv-2590) before the same judge presiding over the Teva Antitrust Litigation. The state court proceedings in the Aetna Litigation are currently stayed; however, the plaintiffs have filed a motion to remand the case back to the state court. The federal court has scheduled a hearing on the plaintiffs’ motion to remand the case for August 20, 2025.
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
In September 2019, a purported shareholder derivative complaint was filed in the United States District Court for the District of Delaware by Lauren Williams, captioned Lauren Williams v. G. Leonard Baker, et al., Civil Action No. 1:19-cv-01830. A second nearly identical lawsuit was filed in December 2019 in the United States District Court for the District of Delaware by Jeweltex Pension Plan, captioned Jeweltex Pension Plan v. James N. Wilson, et al., Civil Action No. 1:19-cv-02308. These complaints named the then-existing members of our board of directors, our Chief Executive Officer and our current Chief Business Officer as defendants, and Corcept as a nominal defendant. The complaints allege breach of fiduciary duty, violation of Section 14(a) of the Exchange Act, insider selling, misappropriation of insider information and waste of corporate assets and seek damages in an amount to be proved at trial. These actions had been stayed pending resolution of the Melucci Litigation. On June 21, 2024, the United States District Court for the District of Delaware consolidated the Williams and Jeweltex cases into one case but later stayed these cases pending the outcome of a separate derivative case filed in the Delaware Court of Chancery, as discussed below.
In January 2022, a purported shareholder derivative complaint was filed in the Delaware Court of Chancery by Joel B. Ritchie, captioned Joel B. Ritchie v. G. Leonard Baker, et al., Case No. 2022-0102-SG. The complaint named certain members of our Board of Directors, our Chief Executive Officer, our current Chief Business Officer and our President of Corcept Endocrinology as defendants, and Corcept as nominal defendant. The complaint alleged a single cause of action for breach of fiduciary duty and sought unspecified damages. In May 2024, we filed a motion to dismiss this complaint, which the Court granted on July 22, 2025.
Given the overlapping allegations in these shareholder derivative actions, we and the individual defendants previously filed a One Forum Motion in both the United States District Court for the District of Delaware and the Delaware Court of Chancery requesting that the Courts coordinate to determine the jurisdiction (Federal or Chancery Court) in which these matters would first proceed. In response to that motion, the Federal Court stayed proceedings in the Williams and Jeweltex cases until the Chancery Court made its ruling which, as described above, it did in our favor on July 22, 2025. We cannot predict when or how the United States District Court will respond to the Chancery Court’s decision.
We will continue to respond vigorously to the above allegations but cannot predict how the United States District Court for the District of Delaware will resolve the Williams and Jeweltex cases considering the dismissal granted by the Delaware Court.
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
General Risk Factors
•Actions by the federal government of the United States have created unprecedented legal, governmental, regulatory and economic uncertainty and risks that may adversely affect our business.
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
•lack of availability of government or private insurance, the shift of a significant number of patients to Medicaid, which reimburses Korlym at a significantly lower price, or the introduction of government price controls or other price-reducing regulations, such as the Inflation Reduction Act of 2022, that may significantly limit Medicare reimbursement rates and the One Big Beautiful Bill Act (“OBBBA”) of 2025, which will reduce Medicaid funding significantly;
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
In the United States, there have been and continue to be legislative initiatives to contain healthcare costs. The IRA significantly changed the way Medicare pays for prescription drugs. The IRA requires the Secretary of the U.S. Department of Health and Human Services to negotiate Medicare prices for selected drugs and biologicals, including both physician-administered products covered under Medicare’s Part B benefit and self-administered drugs such as our Products that are covered under the Part D benefit. Each year, the Secretary will select for price negotiation a specified number of negotiation-eligible drugs with the highest total Part B or D expenditures over the preceding 12-month period. To be eligible for price negotiation a drug must have been on the market for at least seven years without generic competition. Orphan drugs indicated for only one rare disease or condition and drugs with less than $200 million in annual Medicare expenditures are exempt from the negotiation program. For the first two years of the program, 2026 and 2027, only Part D drugs are eligible. The Secretary will publish the negotiated price, known as the “Maximum Fair Price” (“MFP”), for each of the selected products. Manufacturers of selected drugs would be required to offer the drug for Medicare recipients at the MFP. Manufacturers who fail to negotiate with the Secretary or offer their drug to Medicare recipients at the MFP can face significant civil money penalties or excise tax liability on sales of that drug. If our Products or any drug we commercialize become eligible for Medicare negotiation, the revenue we generate from sales of those drugs may be significantly reduced.
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
Other companies offer medications that treat patients with hypercortisolism by mechanisms different than Korlym’s. The availability of such competing treatments could limit our product revenue.
Since 2012, Recordati-S.p.A. has marketed the injectable somatostatin analogue pasireotide in the United States and EU as a treatment for adult patients with Cushing’s disease, a subset of hypercortisolism. In 2020, the FDA granted Recordati approval to market the cortisol synthesis inhibitor osilodrostat to treat patients with Cushing’s disease, which approval was broadened in April 2025 to include adult patients with any etiologies of hypercortisolism.
In 2021, Xeris Biopharma Holdings, Inc. received FDA approval to market the cortisol synthesis inhibitor levoketoconazole to treat adult patients with hypercortisolism. Levoketoconazole is an enantiomer of the generic anti-fungal medication, ketoconazole, which is widely prescribed off-label to treat patients with hypercortisolism.
Physician preference for any of these approved medications or for the off-label use of generic medications such as ketoconazole to treat patients with hypercortisolism could reduce our revenue materially and harm our results of operations, causing our stock price to decline.
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
We cannot assure investors that a liquid trading market for our common stock will exist at any particular time. As a result, holders of our common stock may not be able to sell shares quickly or at the current market price. During the 52-week period ended July 24, 2025, our average daily trading volume was approximately 1,183,339 shares and the intra-day sales prices per share of our common stock on the Nasdaq Capital Market ranged from $32.33 to $117.33. As of July 24, 2025, our officers, directors and principal stockholders beneficially owned approximately 21 percent of our common stock.
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
General Risk Factors
Actions by the federal government of the United States have created unprecedented legal, governmental, regulatory and economic uncertainty and risks that may adversely affect our business.
The federal government of the United States has recently significantly reduced funding for scientific research conducted by the federal government and universities, terminated large numbers of employees at government agencies, including the FDA, Centers for Disease Control and National Institutes of Health, that support health care research and regulation, and has passed laws that will, over the next several years, significantly reduce the number of people covered by Medicaid. In addition, President Trump has imposed new trade tariffs, increased existing tariffs, and abruptly paused or reversed tariff policies in ways that will increase our costs and make planning difficult. The government’s actions have caused economic and regulatory uncertainty and have been adverse to our clinical and commercial efforts.
It is likely the administration will adopt new policies or take new actions that make it more difficult and costly to develop our product candidates. Significant cuts or disruptions to the staffing of government agencies and their budgets may delay review of our NDAs for relacorilant as a treatment for patients with hypercortisolism and platinum-resistant ovarian cancer and may hamper our ability to advance our other clinical programs, including the development of dazucorilant for the treatment of patients with ALS. The research programs of our academic collaborators may be canceled or their funding reduced.
The significant cuts to funding for Medicaid contained in the OBBBA enacted in July 2025 will increase the cost of our financial assistance and charitable donation programs. There may be further reductions in federal healthcare spending that harm our business.
The imposition of tariffs on materials we or our vendors and collaborators use to conduct experiments or to make our Products or product candidates have increased our costs and may increase them further. The United States’ tariff regime and the tariff regime of its trading partners are in constant flux. Although we monitor the situation closely, the tariffs that may affect our business are difficult to predict. It is unlikely that we will be able to anticipate new trade measures or mitigate their impacts, which could be material. Additionally, the laws and regulations governing our operations, as well as the application of those laws and regulations, may change without notice. Failure by us or our vendors to comply with new laws or regulations or to respond in a timely way to abrupt changes in the application of existing laws and regulations could adversely affect our operations, cash flow and financial condition or otherwise harm our business.
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
In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Confidentiality of Medical Information Act imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. Further, the California Consumer Privacy Act, which took effect on January 1, 2020, and was later revised and expanded by the California Privacy Rights Act, collectively the “CCPA”, created individual privacy rights for California consumers and increased the privacy and security obligations of entities handling certain personal information as well as limitation on data uses, audit requirements for higher risk data, and opt outs for certain uses of sensitive data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Similar laws passed in Virginia, Colorado, Connecticut, Montana, Oregon, Texas and Utah have taken effect in 2023 and 2024 and other states, including Delaware, Indiana, Iowa, Kentucky, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, Rhode Island, and Tennessee, have passed similar laws that will take effect in or after 2025. In addition, along with the CPRA, some of these laws, along with other standalone health privacy laws, subject health-related information to additional safeguards and disclosures and some specifically regulate consumer health data, such as the Washington My Health My Data Privacy Law, which became effective in 2024, Nevada’s Consumer Health Data Privacy Law, which became effective in 2024, and Connecticut’s amendments to its privacy law to address health data, which became effective in 2023. As a result, additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. Additional legislation proposed at the federal level and in other states, along with increased regulatory action, reflect a trend toward more stringent privacy legislation in the United States.

Outside the United States, many jurisdictions have or are in the process of enacting sweeping data privacy regulatory regimes. In Europe, the GDPR took effect in 2018, and is imposing stringent requirements for controllers and processors of personal data of individuals within the EEA, particularly with respect to clinical trials. The GDPR provides that EEA member states may make their own further laws and regulations limiting the processing of health data, which could limit our ability to use and share personal data or could cause our costs to increase and harm our business and financial condition. In addition, the GDPR increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. Legal developments have added complexity and compliance uncertainty regarding certain transfers of information from the EEA to the United States. Following EU court decisions, updated standard contractual clauses (“SCCs”) were adopted to account for these judicial decisions, imposing new requirements on data transfers. The revised SCCs must be used for relevant new data transfers from September 27, 2021, and existing SCC arrangements were required to be migrated by December 27, 2022. As supervisory authorities issue further guidance on personal data export mechanisms, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Further, on July 10, 2023, the European Commission adopted its adequacy decision on the E.U.-U.S. Data Privacy Framework (“DPF”). The decision, which took effect on the day of its adoption, concludes that the United States ensures an adequate level of protection for personal data transferred from the EEA to companies certified to the DPF. It is currently unclear how the future of DPF will evolve and what impact it will have on our international activities. The GDPR imposes substantial fines for breaches of data protection requirements, which can be up to four percent of global revenue for the preceding financial year or €20 million, whichever is greater, and it also confers a private right of action on data subjects for breaches of data protection requirements. Compliance with European data protection laws is a rigorous and time intensive process that may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our European activities. From January 1, 2021, we have had to comply with the GDPR and separately the UK GDPR, which, together with the amended United Kingdom Data Protection Act 2018, retains the GDPR in United Kingdom national law, each regime having the ability to fine up to the greater of €20 million/£17.5 million or 4 percent of global turnover. It is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term and these changes may lead to additional costs and increase our overall risk exposure. Further, on June 28, 2021, the EC adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in December 2025 unless the EC renews or extends that decision and remains under review by the Commission during this period.
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
As of July 24, 2025, our officers and directors beneficially owned approximately 21 percent of our common stock. Acting together, these stockholders could significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling stockholders.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
The following table contains information relating to the repurchases of our common stock in the three months ended June 30, 2025 as part of our publicly announced stock repurchase program (in thousands, except average price per share):

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Dollar Amount of Shares That May Yet be Purchased Under the Program(1)

April 1, 2025 to April 30, 2025	—	$—	$156,896
May 1, 2025 to May 31, 2025	275	70.10	137,656
June 1, 2025 to June 30, 2025	1,207	69.40	53,887
Total	1,482	$69.53	$53,887
(1) On January 8, 2024, our Board of Directors authorized the repurchase of up to $200 million of our common stock pursuant to our Stock Repurchase Program. The program may be modified, suspended or discontinued at any time without notice.
The following table contains information relating to the purchase of shares of our common stock in the three months ended June 30, 2025 as part of the cashless net exercises of stock options and vesting of restricted stock (in thousands, except average price per share):

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Purchase Price of Shares(2)

April 1, 2025 to April 30, 2025	44	$75.65	$3,293
May 1, 2025 to May 31, 2025	65	73.66	4,800
June 1, 2025 to June 30, 2025	153	72.78	11,128
Total	262	$73.48	$19,221
(1) In April 2025, we issued 90,524 shares of common stock as part of a net-share settlement of a cashless option exercise, of which 32,850 shares were surrendered to us in satisfaction of related exercise cost and tax obligations. In May 2025, we issued 108,494 shares of common stock as part of a net-share settlement of a cashless option exercise, of which 35,265 shares were surrendered to us. In June 2025, we issued 266,414 shares of common stock as part of a net-share settlement of a cashless option exercise, of which 129,315 shares were surrendered to us.
In April 2025, we issued 28,782 shares of common stock as part of restricted stock vesting, of which 10,681 shares were surrendered to us in satisfaction of related tax obligations. In May 2025, we issued 81,616 shares of common stock as part of restricted stock vesting, of which 29,906 shares were surrendered to us. In June 2025, we issued 68,245 shares of common stock as part of restricted stock vesting, of which 23,579 shares were surrendered to us.
(2) We paid $12.4 million to satisfy the tax withholding obligations associated with the net-share settlement of these cashless option exercises and vesting of restricted stock.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
Insider Trading Arrangements
During the three months ended June 30, 2025, no directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, terminated, or modified any contract, instruction or written plan for the purchase or sales of our securities intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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
101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2025 and December 31, 2024, (ii) Unaudited Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2025 and 2024, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2025 and 2024, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2025 and 2024, (v) Unaudited Condensed Consolidated Statement of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date:	July 31, 2025	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D.
Chief Executive Officer

Date:	July 31, 2025	/s/Atabak Mokari
Atabak Mokari
Chief Financial Officer

Date:	July 31, 2025	/s/Joseph D. Lyon
Joseph D. Lyon
Chief Accounting & Technology Officer