Form 10-Q
period 2025-09-30
CORCEPT THERAPEUTICS INC
filed 2025-11-04
CIK 1088856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On October 23, 2025, there were 105,188,217 shares of common stock outstanding at a par value of $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2025	December 31, 2024
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$125,138	$127,665
Short-term marketable securities	296,545	255,669
Trade receivables, net of allowances	69,629	53,976
Inventory	12,349	12,412
Prepaid expenses and other current assets	37,469	21,880
Total current assets	541,130	471,602
Strategic inventory	12,002	3,583
Operating lease right-of-use asset	4,776	5,324
Property and equipment, net	2,094	2,689
Long-term marketable securities	102,557	219,831
Other assets	8,049	6,610
Deferred tax assets, net	152,999	130,914
Total assets	$823,607	$840,553
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,446	$15,376
Accrued research and development expenses	28,322	33,868
Accrued and other liabilities	108,447	90,700
Short-term operating lease liability	1,050	829
Total current liabilities	172,265	140,773
Long-term operating lease liability	5,308	6,107
Long-term accrued income taxes payable	14,132	14,084
Total liabilities	191,705	160,964
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock	—	—
Common stock	139	136
Treasury stock	(923,290)	(696,173)
Additional paid-in capital	933,613	832,108
Accumulated other comprehensive income (loss)	2,341	(217)
Retained earnings	619,099	543,735
Total stockholders’ equity	631,902	679,589
Total liabilities and stockholders’ equity	$823,607	$840,553
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product revenue, net	$207,638	$182,546	$559,282	$493,150
Operating expenses:
Cost of sales	4,596	2,867	10,432	7,926
Research and development	68,846	59,336	190,052	176,587
Selling, general and administrative	123,977	73,745	318,488	196,948
Total operating expenses	197,419	135,948	518,972	381,461
Income from operations	10,219	46,598	40,310	111,689
Interest and other income	5,024	6,345	16,243	17,844
Income before income taxes	15,243	52,943	56,553	129,533
Income tax benefit (expense)	4,425	(5,730)	18,811	(19,070)
Net income	19,668	47,213	75,364	110,463

Net income attributable to common stockholders	19,359	46,690	74,267	109,344

Basic net income per common share	$0.19	$0.45	$0.71	$1.06

Diluted net income per common share	$0.16	$0.41	$0.62	$0.98

Weighted-average shares outstanding used in computing net income per common share
Basic	103,545	103,371	103,919	103,094
Diluted	119,439	113,723	119,981	111,571
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$19,668	$47,213	$75,364	$110,463
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of tax effect of $(116), $(256), $(270) and $(139), respectively	370	951	1,084	432
Foreign currency translation (loss) gain	(320)	536	1,474	530
Total comprehensive income	$19,718	$48,700	$77,922	$111,425
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$75,364	$110,463
Adjustments to reconcile net income to net cash provided by operations:
Stock-based compensation	63,732	44,558
Accretion of marketable securities	(4,010)	(8,747)
Depreciation and amortization	860	514
Deferred income taxes	(22,355)	(36,333)
Non-cash amortization of right-of-use asset	548	362
Changes in operating assets and liabilities:
Trade receivables	(15,653)	(18,594)
Insurance recovery receivable related to Melucci litigation	—	14,000
Inventory	(7,964)	383
Prepaid expenses and other current assets	(15,693)	8,462
Other assets	(1,439)	(432)
Accounts payable	19,070	1,086
Accrued research and development expenses	(5,546)	6,406
Accrued and other liabilities	17,164	27,531
Accrued Settlement related to Melucci litigation	—	(14,000)
Long-term accrued income taxes	48	2,540
Operating lease liability	(578)	38
Net cash provided by operating activities	103,548	138,237
Cash flows from investing activities:
Purchases of property and equipment	(161)	(2,051)
Proceeds from sales and maturities of marketable securities	257,536	332,545
Purchases of marketable securities	(175,774)	(443,738)
Net cash provided by (used in) investing activities	81,601	(113,244)
Cash flows from financing activities:
Proceeds from stock option exercises, net of issuance costs	13,008	3,268
Proceeds from purchases under the Employee Stock Purchase Program	7,160	3,927
Repurchases of common stock in connection with Stock Repurchase Program	(172,915)	(15,664)
Cash paid to satisfy statutory withholding requirement for net settlement of cashless option exercises and vesting of restricted stock grants	(36,403)	(15,316)
Net cash used in financing activities	(189,150)	(23,785)
Net effect of exchange rate changes on cash and cash equivalents	1,474	530
Net (decrease) increase in cash and cash equivalents	(2,527)	1,738
Cash and cash equivalents, at beginning of period	127,665	135,551
Cash and cash equivalents, at end of period	$125,138	$137,289

Supplemental disclosure:
Exercise cost of shares repurchased for net settlement of cashless option exercises	$17,799	$14,184
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	105,113	$136	$832,108	$(696,173)	$(217)	$543,735	$679,589
Issuance of common stock under incentive award plan	1,712	1	12,899	—	—	—	12,900
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises and vesting of restricted stock	(341)	—	—	(21,086)	—	—	(21,086)
Repurchase of common stock in connection with Stock Repurchase Program	(500)	—	—	(27,433)	—	—	(27,433)
Stock-based compensation	—	—	15,687	—	—	—	15,687
Vesting of RSAs in connection with ESPP	—	—	2,172	—	—	—	2,172
Other comprehensive income, net of tax	—	—	—	—	909	—	909
Net income	—	—	—	—	—	20,547	20,547
Balance at March 31, 2025	105,984	$137	$862,866	$(744,692)	$692	$564,282	$683,285
Issuance of common stock under incentive award plan	1,048	1	15,122	—	—	—	15,123
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises and vesting of restricted stock	(262)	—	—	(19,221)	—	—	(19,221)
Repurchase of common stock in connection with Stock Repurchase Program	(1,482)	—	—	(103,018)	—	—	(103,018)
Stock-based compensation	—	—	19,427	—	—	—	19,427
Vesting of RSAs in connection with ESPP	—	—	3,449	—	—	—	3,449
Other comprehensive income, net of tax	—	—	—	—	1,599	—	1,599
Net income	—	—	—	—	—	35,149	35,149
Balance at June 30, 2025	105,288	$138	$900,864	$(866,931)	$2,291	$599,431	$635,793
Issuance of common stock under incentive award plan	640	1	9,943	—	—	—	9,944
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises and vesting of restricted stock	(194)	—	—	(13,895)	—	—	(13,895)
Repurchase of common stock in connection with Stock Repurchase Program	(610)	—	—	(42,464)	—	—	(42,464)
Stock-based compensation	—	—	20,386	—	—	—	20,386
Vesting of RSAs in connection with ESPP	—	—	2,420	—	—	—	2,420
Other comprehensive income, net of tax	—	—	—	—	50	—	50
Net income	—	—	—	—	—	19,668	19,668
Balance at September 30, 2025	105,124	$139	$933,613	$(923,290)	$2,341	$619,099	$631,902
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	103,405	$133	$738,515	$(635,078)	$609	$402,526	$506,705
Issuance of common stock under incentive award plan	786	—	3,485	—	—	—	3,485
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises and vesting of restricted stock	(143)	—	2,032	(5,586)	—	—	(3,554)
Repurchase of common stock in connection with Stock Repurchase Program	(20)	—	—	(476)	—	—	(476)
Excise tax related to net share repurchases	—	—	—	81	—	—	81
Stock-based compensation	—	—	12,929	—	—	—	12,929
Vesting of RSAs in connection with ESPP	—	—	1,283	—	—	—	1,283
Other comprehensive loss, net of tax	—	—	—	—	(351)	—	(351)
Net income	—	—	—	—	—	27,762	27,762
Balance at March 31, 2024	104,028	$133	$758,244	$(641,059)	$258	$430,288	$547,864
Issuance of common stock under incentive award plan	700	1	7,573	—	—	—	7,574
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises and vesting of restricted stock	(208)	—	—	(6,242)	—	—	(6,242)
Repurchase of common stock in connection with Stock Repurchase Program	(122)	—	—	(3,478)	—	—	(3,478)
Excise tax related to net share repurchases	—	—	—	16	—	—	16
Stock-based compensation	—	—	13,881	—	—	—	13,881
Vesting of RSAs in connection with ESPP	—	—	1,314	—	—	—	1,314
Other comprehensive loss, net of tax	—	—	—	—	(174)	—	(174)
Net income	—	—	—	—	—	35,488	35,488
Balance at June 30, 2024	104,398	$134	$781,012	$(650,763)	$84	$465,776	$596,243
Issuance of common stock under incentive award plan	1,175	1	10,321	—	—	—	10,322
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises and vesting of restricted stock	(526)	—	—	(19,704)	—	—	(19,704)
Repurchase of common stock in connection with Stock Repurchase Program	(344)	—	—	(11,710)	—	—	(11,710)
Stock-based compensation	—	—	14,286	—	—	—	14,286
Vesting of RSAs in connection with ESPP	—	—	698	—	—	—	698
Other comprehensive income, net of tax	—	—	—	—	1,487	—	1,487
Net income	—	—	—	—	—	47,213	47,213
Balance at September 30, 2024	104,703	$135	$806,317	$(682,177)	$1,571	$512,989	$638,835
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
Basis of Presentation
We have prepared the following in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X: (i) condensed consolidated balance sheet as of September 30, 2025, (ii) condensed consolidated statements of income, comprehensive income and stockholders’ equity for the three- and nine-month periods ended September 30, 2025 and 2024 and (iii) condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2025 and 2024. These do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (which in the applicable periods consist only of normal, recurring adjustments) have been included. Operating results for the three- and nine-month periods ended September 30, 2025 are not necessarily indicative of the results for the remainder of 2025 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K. The December 31, 2024 balance sheet was derived from audited financial statements at that date.
Segment Reporting
Based on the way we organize our business, make decisions, allocate resources and assess performance, we have determined that Corcept has a single reportable segment – the discovery, development and commercialization of pharmaceutical products. Our Chief Executive Officer, Joseph K. Belanoff, M.D., is the Chief Operating Decision Maker (“CODM”), with ultimate responsibility for its activities and performance. He bases his decisions as CODM on regular reviews of our consolidated balance sheets (including cash, cash equivalents and investments and liabilities), statements of income (including revenue, expense and net income), statements of cash flows, and regular reviews of expenses that are consistent with those disclosed in our consolidated statements of income.
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

Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, which requires additional information about certain expense categories in the notes to financial statements. This ASU is effective for public companies with annual periods beginning after December 15, 2026, with early adoption permitted. We plan to adopt this guidance for the fiscal year ending December 31, 2027. We are evaluating the effects adoption of this guidance will have on the condensed consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, which makes targeted improvements to the accounting for internal software by eliminating the concept of development stages and requiring capitalization of software costs once management has authorized and committed funding for the project and it is probable the project will be completed and placed in service as intended. This ASU is effective for public companies with annual periods beginning after December 15, 2027, with early adoption permitted. We plan to adopt this guidance for the fiscal year ending December 31, 2028. We are evaluating the effects adoption of this guidance will have on the condensed consolidated financial statements.
Although there were several other new accounting pronouncements issued by the FASB during the three and nine months ended September 30, 2025, we do not believe any of them had or will have a material impact on the condensed consolidated financial statements.
2. Composition of Certain Balance Sheet Items
Inventory

	September 30, 2025	December 31, 2024

	(in thousands)
Raw materials	$1,552	$—
Work in progress	14,197	7,789
Finished goods	8,602	8,206
Total inventory	24,351	15,995
Less strategic inventory classified as non-current	(12,002)	(3,583)
Total inventory classified as current	$12,349	$12,412
We have purchased and hold significant quantities of active pharmaceutical ingredient (“API”), included in raw materials and work in progress inventory. We classify inventory that we do not expect to utilize within 12 months of the balance sheet date as “strategic inventory,” a non-current asset.
Prepaid expenses and other current assets

	September 30, 2025	December 31, 2024

	(in thousands)
Prepaid expenses	$22,981	$9,492
Deferred clinical materials	6,010	4,493
Clinical deposits	2,479	1,817
Other current assets	5,999	6,078
Total prepaid expenses and other current assets	$37,469	$21,880
As of September 30, 2025 and December 31, 2024, prepaid expenses included $14.2 million and $3.8 million of prepaid taxes, respectively.

Accrued and other liabilities

	September 30, 2025	December 31, 2024

	(in thousands)
Government rebates	$53,335	$41,580
Accrued compensation	35,284	41,731
Accrued selling and marketing costs	8,918	3,345
Other	10,910	4,044
Total accrued and other liabilities	$108,447	$90,700

3. Available-for-Sale Marketable Securities and Fair Value Measurements
The available-for-sale securities in our condensed consolidated balance sheets are as follows:

	September 30, 2025	December 31, 2024

	(in thousands)
Cash equivalents	$100,392	$98,436
Short-term marketable securities	296,544	255,669
Long-term marketable securities	102,557	219,831
Total marketable securities	$499,493	$573,936
The following table presents our available-for-sale securities grouped by asset type:

	Fair Value Hierarchy Level	September 30, 2025				December 31, 2024
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

		(in thousands)
Corporate bonds	Level 2	$324,328	$843	$(12)	$325,159	$373,440	$333	$(529)	$373,244
Commercial paper	Level 2	6,982	—	—	6,982	9,771	6	(2)	9,775
U.S. government agency securities	Level 2	26,998	4	—	27,002	7,999	—	(2)	7,997
U.S. Treasury securities	Level 1	39,932	26	—	39,958	84,458	27	(1)	84,484
Money market funds	Level 1	100,392	—	—	100,392	98,436	—	—	98,436
Total marketable securities		$498,632	$873	$(12)	$499,493	$574,104	$366	$(534)	$573,936
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

We classified accrued interest on our marketable securities of $3.9 million and $4.1 million as of September 30, 2025 and December 31, 2024, respectively, as prepaid and other current assets on our condensed consolidated balance sheets.
As of September 30, 2025, all of our long-term marketable securities had original maturities of no more than 24 months and all of our marketable securities classified as short-term have maturities of less than one year. The weighted-average maturity of our short-term and long-term marketable securities was seven months. As of September 30, 2025, our long-term marketable securities had remaining maturities between 13 months and 22 months. None of our marketable securities changed from one fair value hierarchy to another during the three and nine months ended September 30, 2025.
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
Operating lease expense for the three and nine months ended September 30, 2025 was $0.6 million and $1.9 million, respectively, which include variable lease costs of $0.3 million and $0.9 million, respectively, primarily related to common area maintenance and other administrative expenses. In the comparable periods in 2024, operating lease expense was $0.7 million and $2.1 million, respectively.
Supplemental information related to operating leases was as follows (in thousands, except weighted average amounts):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cash paid for operating lease liabilities	$382	$—	$1,000	$1,358
Recognition of right-of-use asset in exchange for lease liability	$—	$—	$—	$5,745
Weighted-average remaining lease term			57 months	69 months
Weighted-average discount rate			8.5%	8.5%
As of September 30, 2025, future minimum lease payments under non-cancelable capitalized operating leases were as follows (in thousands):

2025 (remainder)	$382
2026	1,551
2027	1,598
2028	1,646
2029	1,695
2030	860
Total operating lease payments	7,732
Less imputed interest	(1,374)
Present value of operating lease liabilities	$6,358
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
During the three and nine months ended September 30, 2025, we purchased 0.6 million and 2.6 million shares, respectively, of our common stock under the Stock Repurchase Program in open market transactions at an average price of $69.59 and $66.71 per share, respectively, for aggregate purchase prices of $42.5 million and $172.9 million, respectively. As of September 30, 2025, $11.4 million of the current authorization remained available for the repurchase of shares of our common stock.
We recorded purchased shares as treasury stock on our condensed consolidated balance sheets at cost. As of September 30, 2025 and December 31, 2024, we had 36.0 million and 32.6 million treasury shares outstanding, respectively.
Incentive Award Plan
We have one equity award plan – the Corcept Therapeutics Incorporated 2024 Incentive Award Plan (the “2024 Plan”).
Stock Options
During the three and nine months ended September 30, 2025, we issued 0.5 million and 2.4 million, respectively, shares of our common stock upon the exercise of stock options. Some option holders exercised their options on a “net exercise” basis, pursuant to which they surrendered to us, and we purchased from them, at the current market price, shares equal in value to the associated exercise price and tax withholding obligations. During the three and nine months ended September 30, 2025, we purchased 0.1 million and 0.6 million shares, respectively, in connection with option net exercises and paid $4.0 million and $24.6 million, respectively, to satisfy associated tax withholding obligations.
During the three and nine months ended September 30, 2024, we issued 1.0 million and 1.8 million, respectively, shares of our common stock upon the exercise of stock options. Some option holders exercised their options on a “net exercise” basis, pursuant to which they surrendered to us, and we purchased from them at the then current market price shares equal in value to the associated exercise price and tax withholding obligations. During the three and nine months ended September 30, 2024, we purchased 0.5 million and 0.8 million shares, respectively, in connection with option net exercises and paid $10.5 million and $12.2 million, respectively, to satisfy associated tax withholding obligations.
Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”)
During the three and nine months ended September 30, 2025, we granted employees 0.2 million and 1.0 million RSAs, respectively, with a weighted-average grant date fair value of $69.96 and $65.99 per share, respectively. During the three and nine months ended September 30, 2025, we paid $4.1 million and $11.8 million, respectively, to satisfy associated tax withholding obligations in connection with RSA and RSU vesting.
During the three and nine months ended September 30, 2024, we granted employees 0.2 million and 0.8 million RSAs, respectively, with a weighted-average grant date fair value of $34.58 and $27.07 per share, respectively. During the three and nine months ended September 30, 2024, we paid $1.1 million and $3.1 million, respectively, to satisfy associated tax withholding obligations in connection with RSA and RSU vesting. RSAs include voting and dividend rights and are therefore “participating” shares for the purpose of calculating basic and diluted net income per share. See “Note 7” below.
Employee Stock Purchase Plan (“ESPP”)
Our ESPP allows employees to set aside, by means of payroll deductions, up to ten percent of their pre-tax annual compensation for the purchase of our common stock. Shares are issued to participating employees from the 2024 Plan on March 1st, June 1st, September 1st and December 1st (or the first business day thereafter) at the then-current fair market value of our stock, at the close of trading on those days.
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
As of September 30, 2025 and December 31, 2024, we had a liability of $3.8 million and $3.2 million, respectively, of stock-based compensation related to RSAs granted in connection with our ESPP in “Accrued and other liabilities” on our Unaudited Condensed Consolidated Balance Sheet.
Equity Awards Outstanding
As of September 30, 2025, we had 25.1 million stock options, 1.6 million RSAs and less than 0.1 million RSUs outstanding. As of December 31, 2024, we had 24.7 million stock options, 1.2 million RSAs and less than 0.1 million RSUs outstanding.
Stock-based Compensation
The following table summarizes our stock-based compensation by financial statement classification:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Capitalized stock-based compensation	$141	$95	$392	$223
Cost of sales	35	24	98	49
Research and development	5,839	4,660	17,557	13,018
Selling, general and administrative	17,005	11,418	46,077	31,491
Total stock-based compensation	$23,020	$16,197	$64,124	$44,781

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
The following table shows the computation of net income per share for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands, except per share amounts)
Numerator:
Net income attributable to common stockholders	$19,359	$46,690	$74,267	$109,344
Denominator:
Weighted-average shares used to compute basic net income per common share	103,545	103,371	103,919	103,094
Dilutive effect of employee stock options and unvested RSUs	15,894	10,352	16,062	8,477
Weighted-average shares used to compute diluted net income per common share	119,439	113,723	119,981	111,571

Net income per share attributable to common stockholders
Basic	$0.19	$0.45	$0.71	$1.06
Diluted	$0.16	$0.41	$0.62	$0.98
We excluded from the computation of diluted net income per share, on a weighted-average basis, 2.8 million and 2.3 million stock options outstanding during the three and nine months ended September 30, 2025, respectively, and 1.0 million and 8.6 million stock options outstanding during the three and nine months ended September 30, 2024, respectively, because including them would have reduced dilution.
8. Income Taxes
We recorded an income tax benefit of $4.4 million and $18.8 million for the three and nine months ended September 30, 2025, respectively, as compared to an income tax expense of $5.7 million and $19.1 million for the comparable periods in 2024. The decreases in income tax expenses during the three and nine months ended September 30, 2025 were primarily due to increased stock compensation deductions and decreased pre-tax income.
Our effective tax rate differs from the federal statutory rate due to state income taxes and the non-deductible portion of our stock-based compensation, which increased our tax expense, offset by research and development credits and the excess tax deduction arising from the exercise of employee stock options, which reduced our taxable income.
During the three and nine months ended September 30, 2025, unrecognized tax benefits increased by $0.9 million and $2.7 million, respectively.
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

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. As a result of the enactment of the legislation, our current income taxes payable and deferred tax asset balances have been materially reduced in the third quarter of fiscal year 2025 as compared to the second quarter of fiscal year 2025. This reduction is a result of our election to expense domestic research costs for tax purposes starting in 2025.

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
Hypercortisolism (Cushing’s syndrome)
Our Products. We sell Korlym and a generic version of Korlym in the United States (our “Products”) using sales representatives to call on physicians caring for patients with hypercortisolism. We also have a field-based force of medical science liaisons. We use specialty pharmacies and a specialty distributor to distribute our Products and provide logistical support to physicians and patients. Our policy is that no patient with hypercortisolism will be denied access to our Products for financial reasons. To help us achieve that goal, we have patient support programs and donate money to independent charitable foundations that help patients pay for all aspects of their hypercortisolism care, whether or not that care includes taking our Products.
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
In December 2024, we submitted a New Drug Application (“NDA”) to the United States Food and Drug Administration (“FDA”) seeking approval to market relacorilant as a treatment for patients with endogenous hypercortisolism. In March 2025, the FDA accepted the NDA for filing and assigned a Prescription Drug User Fee Act target action date (“PDUFA date”) of December 30, 2025. The NDA is based on positive results from our pivotal GRACE trial, with confirmatory evidence from our Phase 3 GRADIENT trial, our Phase 3 long-term extension study and our Phase 2 study. Patients in these trials exhibited clinically meaningful improvements in a wide range of hypercortisolism signs and symptoms, including hypertension, glucose control, weight and body composition. Relacorilant has been well-tolerated in all of its clinical trials. Notably, patients did not experience some of the serious adverse events that can arise in patients taking Korlym or other currently approved treatments.
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
Patients who completed our GRACE, GRADIENT and Phase 2 trials were eligible to enter our open-label, long-term extension study. Of the 116 patients who chose to do so, the duration of the treatment has been up to seven years. In December 2024, we announced that patients who remained in the study for 24 months exhibited, at that time, further clinically meaningful and statistically significant reductions in systolic (10.0 mm Hg; p-value: 0.012) and diastolic blood pressure (7.3 mm Hg; p-value: 0.016), compared to their blood pressure at entry into the long-term extension study. These patients had also maintained response in other cardiometabolic measures, such as glycemic control and body weight. Consistent with its known safety profile, relacorilant was well-tolerated.
The FDA and the European Commission (“EC”) have designated relacorilant as an orphan drug for the treatment of hypercortisolism. In the United States, relacorilant’s orphan designation confers tax credits, reduced regulatory fees and, provided we obtain approval for the treatment of patients with hypercortisolism, seven years of exclusive marketing rights. Benefits of orphan drug designation by the EC are similar, but include protocol assistance from the European Medicines Agency (“EMA”), access to the centralized marketing authorization procedure in the European Union (“EU”) and, if we obtain approval, ten years of exclusive marketing rights in the EU for the treatment of patients with hypercortisolism.
Oncology
There is substantial evidence that cortisol activity at the GR reduces the efficacy of certain anti-cancer therapies and that modulating cortisol’s activity may help anti-cancer treatments achieve their intended effect. In some cancers, cortisol retards cellular apoptosis – the tumor-killing effect many treatments are meant to stimulate. In other cancers, cortisol activity promotes tumor growth. Cortisol also suppresses the body’s immune response; activating – not suppressing – the immune system is beneficial in fighting certain cancers. Many types of solid tumors express the GR and are potential targets for cortisol modulation therapy, among them ovarian, endometrial, pancreatic and prostate cancer.
Relacorilant in Combination with Chemotherapy. In July 2025, we submitted an NDA seeking approval to market relacorilant plus the chemotherapy medication nab-paclitaxel as a treatment for patients with platinum-resistant ovarian cancer in the United States. In September 2025, the FDA accepted our NDA for filing and assigned a PDUFA date of July 11, 2026. In October 2025, we submitted a Marketing Authorization Application (“MAA”) to the EMA seeking approval in the European Union. Our NDA and MAA are based on positive results from our pivotal Phase 3 ROSELLA and Phase 2 trials, in which patients exhibited clinically meaningful improvements in progression free survival (“PFS”) and overall survival (“OS”). In both trials, relacorilant was well-tolerated and did not increase the safety burden of patients who took it.
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
In March 2025, we announced that ROSELLA had met its PFS endpoint. Patients treated with relacorilant in addition to nab-paclitaxel experienced a clinically and statistically significant 30 percent reduction in risk of disease progression compared to patients treated with nab-paclitaxel alone (hazard ratio: 0.70; p-value: 0.008). PFS improvement as assessed by ROSELLA’s clinical investigators was also positive (hazard ratio: 0.71; p-value: 0.0030). Although final data with respect to OS are not yet available, an interim analysis as of the date of the PFS analysis showed that patients who received relacorilant in addition to nab-paclitaxel exhibited a meaningful 31 percent reduction in risk of death (hazard ratio: 0.69; p-value: 0.012), with a median OS of 16.0 months, compared to 11.5 months in patients receiving nab-paclitaxel alone. Both PFS and OS benefits were seen in all clinically relevant patient subgroups, including those with poor prognoses.
Importantly, relacorilant did not increase the safety burden of patients who took it. Relacorilant was well-tolerated and, when adjusted for duration of treatment, the rate, type and severity of adverse events in patients who received it were comparable to those experienced by patients who received nab-paclitaxel alone.
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
Patients in both relacorilant plus nab-paclitaxel treatment arms of the Phase 2 trial experienced longer PFS than did patients who received nab-paclitaxel alone. Patients who received a higher dose of relacorilant intermittently exhibited a statistically significant improvement in median PFS (5.6 months versus 3.8 months, hazard ratio: 0.66; p-value: 0.038). Patients who received a lower dose of relacorilant daily exhibited a median PFS that was 1.5 months longer than did the patients who received nab-paclitaxel alone (5.3 months versus 3.8 months, hazard ratio: 0.83; p-value: not significant). Patients who received relacorilant intermittently also had a longer median duration of response (“DoR”) (5.6 months versus 3.7 months, hazard ratio: 0.36; p-value: 0.006) compared to those who received nab-paclitaxel alone. Patients who received relacorilant intermittently also lived longer (median OS: 13.9 months versus 12.2 months, hazard ratio: 0.67; p-value: 0.066) compared to those who received nab-paclitaxel alone.
As was the case in ROSELLA, the addition of relacorilant to treatment with nab-paclitaxel did not increase patients’ adverse event burden. The safety and tolerability of relacorilant and nab-paclitaxel combination treatment were comparable to nab-paclitaxel monotherapy.
The final analysis from our Phase 2 trial was published in the Journal of Clinical Oncology (Colombo et al., 2023), the premiere journal of the American Society of Clinical Oncology.
In April 2025, we initiated a Phase 2 trial, BELLA, which has three parts. Part A is enrolling 90 patients with platinum-resistant ovarian cancer to evaluate the efficacy and safety of treatment with relacorilant plus nab-paclitaxel and bevacizumab. Part B has a planned enrollment of 90 patients with platinum-sensitive ovarian cancer, whose disease had progressed while receiving treatment with a PARP-inhibitor, to evaluate the efficacy and safety of treatment with relacorilant plus nab-paclitaxel and bevacizumab. Part C has a planned enrollment of 90 patients with endometrial cancer who have received one or two prior lines of therapy, to evaluate the efficacy and safety of treatment with relacorilant plus nab-paclitaxel.
We will initiate, by early next year, a Phase 2 trial in 50 patients with pancreatic cancer, who have not received prior therapy for metastatic disease, to evaluate the efficacy and safety of treatment with relacorilant plus nab-paclitaxel and gemcitabine.
Our collaborators at the Paris-based academic research cooperative ARCAGY-GINECO will initiate, by early next year, a Phase 2 trial in 50 patients with cervical cancer, who have received one or two prior lines of therapy, to evaluate the efficacy and safety of treatment with relacorilant plus nab-paclitaxel.
The EC has designated relacorilant as an orphan drug for the treatment of ovarian and pancreatic cancers.
Nenocorilant in Combination with Immunotherapy. Immunotherapy harnesses the body’s immune system to identify and destroy cancer cells. We are testing the potential of our proprietary, selective cortisol modulator, nenocorilant to treat cancer by reducing cortisol-activated immune suppression and thereby help the patient’s immune system reduce or eradicate tumors while they receive immunotherapy. We will initiate, by early next year, a Phase 1b dose finding trial in 30 patients with solid tumors to evaluate the efficacy and safety of treatment with nenocorilant plus nivolumab (a PD-1 checkpoint inhibitor).
Relacorilant in Combination with Androgen Deprivation Therapy. Androgen deprivation is the standard treatment for prostate cancer because androgens stimulate prostate tumor growth. Prostate cancer tumors eventually escape androgen deprivation therapy; one of the prime reasons is that these tumors begin to be stimulated by cortisol’s activity. Combining a cortisol modulator with an androgen modulator may block this escape route. Our collaborators at the University of Chicago have initiated a randomized, placebo-controlled Phase 2 trial of relacorilant plus enzalutamide in patients with prostate cancer, pre-prostatectomy. Patents we have licensed from the University of Chicago cover the use of relacorilant combined with anticancer agents, including enzalutamide, to treat patients with this disease.
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
Although DAZALS did not meet its primary endpoint – change from baseline in the ALS Functional Rating Scale-Revised (ALSFRS-R) in patients who received dazucorilant compared to those who received placebo – a statistically significant reduction in early death was observed at week 24 of the study. An exploratory analysis at the one-year mark found that this benefit continued. Patients who were randomized to receive 300 mg of dazucorilant from the start of DAZALS had an 84 percent reduction in risk of death, compared to patients who received only placebo, with a hazard ratio of 0.16 (p-value: 0.0009). A similar survival benefit was observed in an exploratory analysis of patients who received 300 mg of dazucorilant for greater than 24 weeks, either in the treatment period or in the extension study, compared to patients who received either placebo or 150 mg of dazucorilant for 24 weeks and did not receive dazucorilant in the extension study (hazard ratio: 0.36; p-value 0.02).
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
We plan to start a pivotal Phase 3 trial of dazucorilant as a treatment for patients with ALS in 2026.
The FDA has granted dazucorilant Fast Track Designation and orphan drug status for the treatment of ALS in the United States.
Metabolic Diseases
Liver Disease. Metabolic dysfunction-associated steatohepatitis (“MASH”) is an advanced form of metabolic dysfunction-associated fatty liver disease that afflicts millions of patients and is a leading cause of liver-related mortality. Our Phase 1b trial of the selective cortisol modulator miricorilant as a potential treatment for MASH identified a dosing regimen that reduced liver fat, improved liver health and key metabolic and lipid measures and was well-tolerated. Following these compelling results, we initiated a randomized, double-blind, placebo-controlled, Phase 2b trial (“MONARCH”) of miricorilant in patients with MASH in October 2023. MONARCH has completed enrollment in two patient cohorts. Cohort A enrolled 82 patients with biopsy-confirmed MASH, randomized 2:1 to receive either 100 mg of miricorilant twice weekly or placebo for 48 weeks. The primary endpoint of Cohort A is reduction in liver fat, with MASH resolution and fibrosis improvement being key secondary endpoints. Cohort B enrolled 93 patients with presumed MASH, randomized 2:1 to receive either 100 mg of miricorilant twice weekly for 6 weeks and then 200 mg of miricorilant twice weekly for 18 weeks or placebo for 24 weeks. The primary endpoint of Cohort B is reduction in liver fat.
Development of Other Selective Cortisol Modulators
We continue to create new selective cortisol modulators and advance the most promising of them towards the clinic.
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
The IRA also imposes a one percent excise tax on certain share repurchases and introduces a 15 percent corporate alternative minimum tax on adjusted financial statement income. The corporate alternative minimum tax became effective for us on January 1, 2024. We do not expect either of these provisions to significantly affect our condensed consolidated financial statements.
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
Net product revenue was $207.6 million and $559.3 million for the three and nine months ended September 30, 2025, respectively, compared to $182.5 million and $493.2 million for the comparable periods in 2024. The increases were driven by 42.5 percent and 39.0 percent increases in sales volume, partially offset by 20.2 percent and 18.4 percent decreases in average price due to higher sales volume from our authorized generic version of Korlym in the three and nine months ended September 30, 2025, respectively. The decreases in average price were partially offset by a price increase of our Products in August 2025.
Cost of sales – Cost of sales includes the cost of the active pharmaceutical ingredient (“API”), tableting, packaging, personnel, overhead, stability testing and distribution.
Cost of sales was $4.6 million and $10.4 million for the three and nine months ended September 30, 2025, respectively, compared to $2.9 million and $7.9 million for the comparable periods in 2024. Cost of sales as a percentage of revenue was 2.2 percent and 1.9 percent for the three and nine months ended September 30, 2025, respectively, compared to 1.6 percent for each of the comparable periods in 2024. The increases in cost of sales as a percentage of revenue were primarily due to the write-off of $1.0 million of scrapped inventory in the three months ended September 30, 2025 and increased manufacturing and distribution costs.
Research and development expense – Research and development expense includes the cost of (1) recruiting and compensating development personnel, (2) clinical trials, (3) manufacturing investigational drug products, (4) preclinical studies, (5) drug discovery research and (6) the development of new drug formulations and manufacturing processes.
Research and development expense was $68.8 million and $190.1 million for the three and nine months ended September 30, 2025, respectively, compared to $59.3 million and $176.6 million for the comparable periods in 2024. The increases were primarily due to increased expenses related to the advancement of our development programs and employee compensation expenses, partially offset by decreased expenses related to development programs that are nearing completion.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Development programs:
Oncology	$15,735	$13,007	$35,095	$42,237
Hypercortisolism (Cushing’s syndrome)	26,158	14,273	64,465	39,930
Metabolic diseases	7,351	10,406	30,082	29,914
Pre-clinical and early-stage selective cortisol modulators and ALS	3,412	9,583	17,066	30,028
Unallocated activities, including manufacturing and regulatory activities	10,351	7,407	25,787	21,460
Stock-based compensation	5,839	4,660	17,557	13,018
Total research and development expense	$68,846	$59,336	$190,052	$176,587
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
Selling, general and administrative expense – Selling, general and administrative expense includes (1) recruiting and compensating commercial and administrative personnel, (2) the cost of vendors supporting commercial activities and (3) legal and accounting fees.
Selling, general and administrative expense was $124.0 million and $318.5 million for the three and nine months ended September 30, 2025, respectively, compared to $73.7 million and $196.9 million for the comparable periods in 2024. The increases were primarily due to increased sales and marketing activities and employee compensation expenses to support commercialization of our existing and potential future products.
We expect our selling, general and administrative expense to be higher in 2025 than in 2024 due to increased commercial and administrative activities to support our increased sales and marketing efforts.
Interest and other income - Interest and other income was $5.0 million and $16.2 million for the three and nine months ended September 30, 2025, respectively, compared to $6.3 million and $17.8 million for the comparable periods in 2024 and consisted primarily of interest income from marketable securities. The decreases were primarily due to market-wide decreases in interest rates.
Income tax benefit (expense) - Income tax benefit was $4.4 million and $18.8 million for the three and nine months ended September 30, 2025, respectively, compared to income tax expense of $5.7 million and $19.1 million for the comparable periods in 2024. The decreases in income tax expense were primarily due to increased stock compensation deductions and decreased pretax income.
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
As of September 30, 2025, we had cash, cash equivalents and marketable securities of $524.2 million, consisting of cash and cash equivalents of $125.1 million and marketable securities of $399.1 million, compared to cash, cash equivalents and marketable securities of $603.2 million, consisting of cash and cash equivalents of $127.7 million and marketable securities of $475.5 million as of December 31, 2024.
The cash in our bank accounts and our marketable securities could be reduced or our access to them restricted if the financial institutions holding them were to fail or severely adverse conditions were to arise in the markets for public or private debt securities. We have never experienced a material lack of access to cash or material realized losses.
Net cash provided by operating activities was $103.5 million for the nine months ended September 30, 2025, compared to $138.2 million for the comparable period in 2024. The decrease was primarily due to lower net income resulting from higher operating expenses to support increased sales and marketing activities.
Net cash provided by investing activities was $81.6 million for the nine months ended September 30, 2025, compared to net cash used in investing activities of $113.2 million for the comparable period in 2024. The increase was primarily due to a higher allocation of cash proceeds from maturities of marketable securities towards cash equivalents to purchase shares in connection with our Stock Repurchase Program during the nine months ended September 30, 2025.
Net cash used in financing activities was $189.2 million for the nine months ended September 30, 2025, compared to $23.8 million for the comparable period in 2024. In the nine months ended September 30, 2025, we spent $209.3 million acquiring shares of our common stock, comprised of $172.9 million pursuant to our Stock Repurchase Program, $24.6 million acquiring shares of our common stock in connection with the net exercise of employee and director stock options and $11.8 million to satisfy tax withholding requirements from vesting of restricted stock grants, offset by $13.0 million net cash received from the exercise of stock options and $7.2 million received in connection with our ESPP. In the comparable period in 2024, we spent $31.0 million acquiring shares of our common stock, comprised of $15.7 million pursuant to our Stock Repurchase Program, $12.2 million acquiring shares of our common stock in connection with the net exercise of employee and director stock options, and $3.1 million to satisfy tax withholding requirements from vesting of restricted stock grants, offset by $3.9 million received in connection with our ESPP and $3.3 million net cash received from the exercise of stock options.
As of September 30, 2025, we had retained earnings of $619.1 million.
Contractual Obligations and Commitments
Our contractual payment obligations and purchase commitments are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. Our payment obligations and purchase commitments did not change materially during the nine months ended September 30, 2025. See Note 4 to our Unaudited Condensed Consolidated Financial Statements for more information regarding our purchase commitments.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks as of September 30, 2025 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. The market risks associated with our cash, cash equivalents and marketable securities, which consist entirely of debt instruments with original maturities of no more than 24 months, did not change materially during the nine months ended September 30, 2025.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. As of September 30, 2025, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure at the reasonable assurance level.
Changes in internal control over financial reporting. Our Chief Financial Officer and other members of management evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2025 and concluded that there was no change during the quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Antitrust Litigation
On June 13, 2024, Teva filed a complaint in the Northern District of California, captioned Teva Pharmaceuticals USA, Inc. v. Corcept Therapeutics, Inc., et al. (N.D. Cal.), Case No. 5:24-cv-03567 (the “Teva Antitrust Litigation”). This lawsuit names, as defendants, Corcept and Optime Care, Inc. (“Optime”), a specialty pharmacy that dispenses Korlym and the authorized generic version of Korlym and performs related pharmacy and patient support services. The lawsuit alleges, among other things, that Corcept and Optime violated federal and state laws related to antitrust and unfair business practices. On September 12, 2025, the District Court granted in part and denied in part defendants’ motion to dismiss the lawsuit, thereby dismissing some of Teva’s claims and theories. Teva subsequently filed a Second Amended Complaint, which is reasserting some of its state law claims. This case is scheduled for trial in January 2027.
On February 10, 2025, several named plaintiffs filed a complaint against Corcept in the Alameda County Superior Court for the State of California, captioned, Aetna Inc., Health Care Service Corporation, Humana Inc. and Molina Healthcare Inc. vs. Corcept Therapeutics, Inc., Case No. 25CV110493 (the “Aetna Litigation”). This lawsuit names Corcept as the sole defendant and includes allegations substantially similar to those made in the Teva Antitrust Litigation. On March 17, 2025, Corcept filed a cross-complaint against the plaintiffs in the Aetna Litigation and a notice to remove this lawsuit from state court to federal court. On September 18, 2025, the United States District Court for the Northern District of California granted the plaintiffs’ motion to remand this case back to the state court.
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
In September 2019, a purported shareholder derivative complaint was filed in the United States District Court for the District of Delaware by Lauren Williams, captioned Lauren Williams v. G. Leonard Baker, et al., Civil Action No. 1:19-cv-01830 (the “Williams Complaint”). A second nearly identical lawsuit was filed in December 2019 in the United States District Court for the District of Delaware by Jeweltex Pension Plan, captioned Jeweltex Pension Plan v. James N. Wilson, et al., Civil Action No. 1:19-cv-02308 (the “Jeweltex Complaint”). These complaints named the then-existing members of our board of directors, our Chief Executive Officer and our current Chief Business Officer as defendants, and Corcept as a nominal defendant. The complaints alleged breach of fiduciary duty, violation of Section 14(a) of the Exchange Act, insider selling, misappropriation of insider information and waste of corporate assets and seek damages in an amount to be proved at trial. These actions had been stayed pending resolution of the Melucci Litigation. On June 21, 2024, the United States District Court

for the District of Delaware consolidated the Williams and Jeweltex Complaints into one case but later stayed these cases pending the outcome of a separate derivative case filed in the Delaware Court of Chancery, as discussed below.
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
On October 30, 2025, the United States District Court for the District of Delaware dismissed both the Williams and Jeweltex Complaints in response to the plaintiffs’ notice of voluntary dismissal.
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
•disruptions in our supply chain due to the imposition of tariffs or other restrictions on trade; and
•the inability of our pharmacies to dispense our Products in a timely manner.
Failure to generate sufficient product revenue could prevent us from fully funding our planned commercial and clinical activities and would likely cause our stock price to decline.
The availability of generic versions of Korlym could adversely affect our business, results of operations and financial position.
In January 2024, Teva launched a generic version of Korlym. We have sued Teva in Federal District Court with respect to its generic version of Korlym. On December 29, 2023, the Court issued a ruling in that case finding that Teva’s generic product would not infringe the patents we have asserted against it. We have appealed this adverse decision to the U.S. Court of

Appeals for the Federal Circuit, but there can be no assurance our appeal will be successful and we cannot predict when the Court will issue its opinion. If Teva’s commercial efforts are successful, they may materially harm our results of operations and financial condition, even if our appeal is successful and Teva is required to withdraw its product and pay us damages. We have made available our own generic version of Korlym.
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
In September 2025, the United States Department of Health and Human Services announced it will re-examine the safety of mifepristone for use in the termination of early pregnancy. There can be no assurance this re-examination will not result in restrictions on the distribution of mifepristone. Heightened public awareness of mifepristone as an abortifacient may draw the attention of hostile federal and state government officials or political activists to our Products – as could additional public debate concerning current or proposed restrictions on the distribution of mifepristone. This may be the case even though (i) our Products are not approved for the termination of pregnancy, (ii) we do not promote them for that use and (iii) we have taken measures to minimize the chance that they will accidentally be prescribed to a pregnant woman.
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
In the United States, there have been and continue to be legislative initiatives to contain healthcare costs. The IRA significantly changed the way Medicare pays for prescription drugs. The IRA requires the Secretary of the U.S. Department of

Health and Human Services to negotiate Medicare prices for selected drugs and biologicals, including both physician-administered products covered under Medicare’s Part B benefit and self-administered drugs such as our Products that are covered under the Part D benefit. Each year, the Secretary will select for price negotiation a specified number of negotiation-eligible drugs with the highest total Part B or D expenditures over the preceding 12-month period. To be eligible for price negotiation a drug must have been on the market for at least seven years without generic competition. Orphan drugs, such as our Products, that are indicated for only one rare disease or condition and drugs with less than $200 million in annual Medicare expenditures are exempt from the negotiation program. For the first two years of the program, 2026 and 2027, only Part D drugs are eligible. The Secretary will publish the negotiated price, known as the “Maximum Fair Price” (“MFP”), for each of the selected products. Manufacturers of selected drugs would be required to offer the drug for Medicare recipients at the MFP. Manufacturers who fail to negotiate with the Secretary or offer their drug to Medicare recipients at the MFP can face significant civil money penalties or excise tax liability on sales of that drug. If our Products or any drug we commercialize become eligible for Medicare negotiation, the revenue we generate from sales of those drugs may be significantly reduced.
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
In the event any of our vendors fail to perform its contractual obligations to us or is materially impaired in its performance, we may experience disruptions and delays in our ability to deliver our commercialized products to patients or investigational drugs to patients in our clinical trials, which would adversely affect our business, results of operations and financial position.
Our specialty pharmacies dispense our Products and perform related pharmacy and patient support services, including the collection of payments from insurers representing more than 99 percent of our revenue. If our pharmacies do not adhere to their agreements with payers or do not continue to meet regulatory requirements concerning pharmacy operations, they may not be able to collect, on our behalf, some or all of the payments due to us. In addition, if a pharmacy has operational difficulties or otherwise becomes unable or unwilling to perform obligations under our agreement, we may not be able to dispense our Products in a timely manner to some or all of our patients, which may adversely affect our business, results of operations and financial position.
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
Since 2012, Recordati-S.p.A. has marketed the injectable somatostatin analogue pasireotide in the United States and EU as a treatment for adult patients with Cushing’s disease, a subset of hypercortisolism. In 2020, the FDA granted Recordati approval to market the cortisol synthesis inhibitor osilodrostat to treat patients with Cushing’s disease, which approval was broadened in April 2025 to include adult patients with any etiology of hypercortisolism.
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
We are also vulnerable to natural disasters, including earthquakes, fires, hurricanes, floods, blizzards and the extended periods of extreme heat, cold and precipitation made more frequent and severe by global warming. For example, our headquarters are in the San Francisco Bay Area, which experiences earthquakes, wildfires and flooding. Our specialty pharmacies, tablet manufacturers and warehouses are in areas subject to hurricanes and tornadoes. All our activities, as well as the activities of our vendors, consultants, clinical investigators, patients, physicians and regulators, are subject to the risks posed by global warming.
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
We cannot sell a product without the approval of the FDA, EMA or comparable regulatory authority. Obtaining such approval is difficult, uncertain, lengthy and expensive. Failure can occur at any stage. In order to receive FDA approval for a new drug, we must demonstrate to the FDA’s satisfaction that the new drug is safe and effective for its intended use and that our manufacturing processes comply with cGMPs. Recent disruptions at the FDA and other government agencies caused by changing presidential administrations or funding shortages could hinder their ability to hire, retain or deploy key leadership and other personnel, prevent new or modified product candidates from being developed, reviewed, approved or commercialized in a timely manner or at all, which could negatively impact our business. Our inability or the inability of our vendors to comply with applicable FDA and other regulatory requirements can result in delays in or denials of new product approvals, warning letters, untitled letters, fines, consent decrees restricting or suspending manufacturing operations, injunctions, civil penalties, recall or seizure of products, total or partial suspension of product sales and criminal prosecution. We may seek to commercialize our Products in international markets, which would require us to receive a marketing authorization and, in many cases, pricing approval, from the appropriate regulatory authorities. Approval procedures vary between countries and can require additional pre-clinical or clinical studies. Obtaining approval may take longer than it does in the United States. Although approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by others, failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Any of these or other regulatory actions could materially harm our business and financial condition.
We have submitted one NDA for relacorilant as a treatment for patients with hypercortisolism and another as a treatment, in combination with the chemotherapy medication nab-paclitaxel, for patients with platinum-resistant ovarian cancer. Both NDAs are under review by the FDA with PDUFA dates of December 30, 2025 and July 11, 2026, respectively. We have also submitted to the EMA an MAA for relacorilant as a treatment for patients with platinum-resistant ovarian cancer with a likely regulatory decision date in the fourth quarter of 2026. These applications may be delayed and there is no assurance that they will be approved.
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
We cannot assure investors that a liquid trading market for our common stock will exist at any particular time. As a result, holders of our common stock may not be able to sell shares quickly or at the current market price. During the 52-week period ended October 23, 2025, our average daily trading volume was approximately 1,179,944 shares and the intra-day sales prices per share of our common stock on the Nasdaq Capital Market ranged from $42.01 to $117.33. As of October 23, 2025, our officers, directors and principal stockholders beneficially owned approximately 21 percent of our common stock.
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
It is likely the administration will adopt new policies or take new actions that make it more difficult and costly to develop our product candidates. Significant cuts or disruptions to the staffing of government agencies and their budgets may delay review of our NDAs for relacorilant as a treatment for patients with hypercortisolism and platinum-resistant ovarian cancer and may hamper our ability to advance our other clinical programs, including the development of dazucorilant for the treatment of patients with ALS. The research programs of our academic collaborators may be canceled or their funding reduced. All of these actions may be taken with little or no advance notice.
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
Additionally, disruptions at the FDA may impede its ability to review applications to start clinical trials, complete reviews of new drug applications, and conduct other activities critical to our business in a timely way or at all. On October 1, 2025, the Congress and the President failed to pass legislation required to fund government activities and, as a consequence, the government has ceased to perform many of its normal functions. Regulatory agencies, including the FDA, have had to furlough some critical employees and stop some critical activities. Although some of the activities upon which our business relies, including the review of new drug applications, are funded independently by user fees, these fees may not be sufficient, requiring the FDA to curtail or cease its activities, which could have a material adverse effect on our business.
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
In addition, certain state laws govern the privacy and security of health-related and other personal information in certain circumstances, some of which may be more stringent, broader in scope or offer greater individual rights with respect to protected health information than HIPAA and many of which may differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Confidentiality of Medical Information Act imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. Further, the California Consumer Privacy Act, which took effect on January 1, 2020, and was later revised and expanded by the California Privacy Rights Act (the “CPRA” and collectively, the “CCPA”), created individual privacy rights for California consumers and increased the privacy and security obligations of entities handling certain personal information as well as limitation on data uses, audit requirements for higher risk data, and opt outs for certain uses of sensitive data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Similar laws passed in Virginia, Colorado, Connecticut, Montana, Oregon, Texas and Utah have taken effect in 2023 and 2024 and other states, including Delaware, Indiana, Iowa, Kentucky, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, Rhode Island, and Tennessee, have passed similar laws that took effect in or will take effect or after 2025. In addition, along with the CPRA, some of these laws, along with other standalone health privacy laws, subject health-related information to additional safeguards and disclosures and some specifically regulate consumer health data, such as the Washington My Health My Data Act, which became effective in 2024, Nevada’s Consumer Health Data Privacy Law, which became effective in 2024, and Connecticut’s amendments to its privacy law to address health data, which became effective in 2023. As a result, additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. Additional legislation proposed at the federal level and in other states, along with increased regulatory action, reflect a trend toward more stringent privacy legislation in the United States.

Outside the United States, many jurisdictions have or are in the process of enacting extensive data privacy regulations. In Europe, the GDPR took effect in 2018, and is imposing stringent data protection requirements for controllers and processors of personal data of individuals within the EEA, particularly with respect to clinical trials. The GDPR provides that EEA member states may make further laws and regulations limiting the processing of health data, which could limit our ability to use and share personal data or could cause our costs to increase and harm our business and financial condition. In addition, the GDPR increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. Legal developments have added complexity and compliance uncertainty regarding certain transfers of information from the EEA to the United States. Following EU court decisions, updated standard contractual clauses (“SCCs”) were adopted to account for these judicial decisions, imposing new requirements on data transfers. The revised SCCs must be used for relevant new data transfers from September 27, 2021, and existing SCC arrangements were required to be retired by December 27, 2022. As supervisory authorities issue further guidance on personal data export mechanisms, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Further, on July 10, 2023, the European Commission adopted its adequacy decision on the E.U.-U.S. Data Privacy Framework (“DPF”). The decision, which took effect on the day of its adoption, concludes that the United States ensures an adequate level of protection for personal data transferred from the EEA to companies certified to the DPF. It is currently unclear how the future of DPF will evolve and what impact it will have on our international activities. The GDPR imposes substantial fines for breaches of data protection requirements, which can be up to four percent of global revenue for the preceding financial year or €20 million, whichever is greater, and it also confers a private right of action on data subjects for breaches of data protection requirements. Compliance with European data protection laws is a rigorous and time intensive process that may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our European activities. From January 1, 2021, we have had to comply with the GDPR and separately the UK GDPR, which, together with the amended United Kingdom Data Protection Act 2018, retains the GDPR in United Kingdom national law, each regime having the ability to fine up to the greater of €20 million/£17.5 million or 4 percent of global turnover. It is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term and these changes may lead to additional costs and increase our overall risk exposure. In addition, on June 19, 2025, the United Kingdom’s Data (Use and Access) Act 2025 (the “DUAA”) was granted Royal Assent, implementing various measures concerning data usage in the UK and reforming data protection laws. The provisions within the DUAA will come into force through 2026, and it is currently unclear how the DUAA will be implemented and what impact it will have on our international activities.
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
As of October 23, 2025, our officers and directors beneficially owned approximately 21 percent of our common stock. Acting together, these stockholders could significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling stockholders.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
The following table contains information relating to the repurchases of our common stock in the three months ended September 30, 2025 as part of our publicly announced stock repurchase program (in thousands, except average price per share):

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Dollar Amount of Shares That May Yet be Purchased Under the Program(1)

July 1, 2025 to July 31, 2025	—	$—	$53,887
August 1, 2025 to August 31, 2025	528	69.76	17,031
September 1, 2025 to September 30, 2025	82	68.47	11,424
Total	610	$69.59	$11,424
(1) On January 8, 2024, our Board of Directors authorized the repurchase of up to $200 million of our common stock pursuant to our Stock Repurchase Program. The program may be modified, suspended or discontinued at any time without notice.
The following table contains information relating to the purchase of shares of our common stock in the three months ended September 30, 2025 as part of the cashless net exercises of stock options and vesting of restricted stock (in thousands, except average price per share):

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Purchase Price of Shares(2)

July 1, 2025 to July 31, 2025	43	$73.08	$3,142
August 1, 2025 to August 31, 2025	120	70.95	8,481
September 1, 2025 to September 30, 2025	31	72.32	2,272
Total	194	$71.64	$13,895
(1) In July 2025, we issued 63,175 shares of common stock as part of a net-share settlement of a cashless option exercise, of which 30,862 shares were surrendered to us in satisfaction of related exercise cost and tax obligations. In August 2025, we issued 206,422 shares of common stock as part of a net-share settlement of a cashless option exercise, of which 91,018 shares were surrendered to us. In September 2025, we issued 31,083 shares of common stock as part of a net-share settlement of a cashless option exercise, of which 14,037 shares were surrendered to us.
In July 2025, we issued 33,892 shares of common stock as part of restricted stock vesting, of which 12,126 shares were surrendered to us in satisfaction of related tax obligations. In August 2025, we issued 80,537 shares of common stock as part of restricted stock vesting, of which 28,515 shares were surrendered to us. In September 2025, we issued 51,012 shares of common stock as part of restricted stock vesting, of which 17,387 shares were surrendered to us.
(2) We paid $8.2 million to satisfy the tax withholding obligations associated with the net-share settlement of these cashless option exercises and vesting of restricted stock.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
Insider Trading Arrangements
During the three months ended September 30, 2025, no directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, terminated, or modified any contract, instruction or written plan for the purchase or sales of our securities intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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
101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024, (ii) Unaudited Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2025 and 2024, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2025 and 2024, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2025 and 2024, (v) Unaudited Condensed Consolidated Statement of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date:	November 4, 2025	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D.
Chief Executive Officer

Date:	November 4, 2025	/s/Atabak Mokari
Atabak Mokari
Chief Financial Officer

Date:	November 4, 2025	/s/Joseph D. Lyon
Joseph D. Lyon
Chief Accounting & Technology Officer