Form 10-K
period 2025-12-31
CORCEPT THERAPEUTICS INC
filed 2026-02-24
CIK 1088856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2025 was $6,107,076,423, based on the closing price of $73.40 for shares of the Registrant’s common stock as reported on the Nasdaq Capital Market on June 30, 2025. Shares of common stock beneficially owned by each executive officer, director and holder of more than 10% of our common stock have been excluded, in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
On February 17, 2026 there were 106,374,020 shares of common stock outstanding at a par value of $0.001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

TABLE OF CONTENTS
Form 10-K
For the year ended December 31, 2025

PART I
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (“Securities Act”). All statements contained in this Form 10-K, other than statements of historical fact, are forward-looking statements. When used in this report, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek” and similar expressions are forward-looking statements based on management’s current expectations. The absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, statements about:
•our ability to manufacture, market, sell and distribute Korlym® (mifepristone) 300 mg Tablets (“Korlym”) and an authorized generic version of Korlym (collectively, our “Products”);
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

Since 2012, we have marketed Korlym in the United States for the treatment of patients suffering from hypercortisolism (also known as “Cushing’s syndrome”). In June 2024, we made an authorized generic version of Korlym available for the same indication. The challenge in treating a patient with hypercortisolism is modulating cortisol’s effects without either inappropriately suppressing them or disrupting cortisol’s normal diurnal rhythm. Simply reducing or destroying the ability of the body to make cortisol can cause serious harm. Cortisol activity can be modulated effectively by a drug that competes with cortisol’s binding to the glucocorticoid receptor (“GR”).
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
Our lead compounds are being evaluated in clinical trials as potential treatments for a variety of serious disorders – hypercortisolism, solid tumors (including ovarian, endometrial, cervical, pancreatic and prostate cancers), ALS and MASH.
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
Our Products. We sell Korlym and a generic version of Korlym in the United States (our “Products”) using sales representatives to call on physicians caring for patients with hypercortisolism. We also have a field-based force of medical science liaisons. From 2017 until 2025, we used an exclusive specialty pharmacy vendor, Optime Care, Inc. (“Optime”) and a specialty distributor to distribute our Products and provide logistical support to physicians and patients. In June 2025, we notified Optime that it would cease to be our exclusive specialty pharmacy and in October 2025, we delivered a notice of termination of our agreement with them, effective January 8, 2026. In the fourth quarter of 2025, substantially all of our specialty pharmacy services were transferred from Optime to Curant Health Georgia, LLC (“Curant”). After the first quarter of 2026, Optime will no longer provide specialty pharmacy services related to our Products. Our policy is that no patient with hypercortisolism will be denied access to our Products for financial reasons. To help us achieve that goal, we have patient support programs and donate money to independent charitable foundations that help patients pay for all aspects of their hypercortisolism care, whether or not that care includes taking our Products.
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
To determine the prevalence of hypercortisolism in patients with resistant hypertension, we initiated the MOMENTUM trial in March 2025. Resistant hypertension is defined by the American Heart Association as systolic blood pressure greater than 130mm Hg and diastolic blood pressure greater than 80mm Hg despite the use of three or more antihypertensive medications of different classes, including a diuretic. MOMENTUM completed enrollment of over 1,000 patients in December 2025. Enrollment is closed.
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
In December 2024, we submitted a New Drug Application (“NDA”) to the United States Food and Drug Administration (“FDA”) seeking approval to market relacorilant as a treatment for patients with endogenous hypercortisolism. The NDA was based on positive results from our pivotal GRACE trial, with confirmatory evidence from our Phase 3 GRADIENT trial, our Phase 3 long-term extension study and our Phase 2 study. Patients in these trials exhibited clinically meaningful improvements in a wide range of hypercortisolism signs and symptoms, including hypertension, glucose control, weight and body composition. Relacorilant has been well-tolerated in all of its clinical trials. Notably, patients did not experience some of the serious adverse events that can arise in patients taking Korlym or other currently approved treatments.
On December 30, 2025, the FDA issued a Complete Response Letter (“CRL”) declining to approve relacorilant. While the letter acknowledged that our GRACE trial had met its primary endpoint and that our GRADIENT trial had provided confirmatory evidence, the FDA stated that additional evidence of efficacy would be required for approval. We are working with the FDA to determine relacorilant’s optimal path to approval.
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
GRADIENT patients with hyperglycemia who received relacorilant experienced clinically meaningful and statistically significant improvements in glucose metabolism, including fasting glucose (placebo-adjusted reduction of 22.2 mg/dL; p-value 0.002), area under the curve of the oral glucose tolerance test (placebo-adjusted reduction of 2.6 h*mmol/L; p-value 0.046) and HbA1c (placebo-adjusted reduction of 0.3 percent; p-value 0.019), compared to those who received placebo. These patients also experienced clinically meaningful and statistically significant improvements in body weight (placebo-adjusted reduction of 3.9 kg; p-value: 0.0001) and visceral adipose fat mass and volume (p-values: 0.018 and 0.016, respectively), compared to patients who received placebo.
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
The FDA and the European Commission (“EC”) have designated relacorilant as an orphan drug for the treatment of hypercortisolism. In the United States, relacorilant’s orphan designation confers tax credits, reduced regulatory fees and, provided we obtain approval for the treatment of patients with hypercortisolism, seven years of exclusive marketing rights. Benefits of orphan drug designation by the EC are similar but include protocol assistance from the European Medicines Agency (“EMA”), access to the centralized marketing authorization procedure in the European Union (“EU”) and, if we obtain approval, ten years of exclusive marketing rights in the EU for the treatment of patients with hypercortisolism.
Oncology
There is substantial evidence that cortisol activity at the GR reduces the efficacy of certain anti-cancer therapies and that modulating cortisol’s activity may help anti-cancer treatments achieve their intended effect. In some cancers, cortisol retards cellular apoptosis – the tumor-killing effect many treatments are meant to stimulate. In other cancers, cortisol activity promotes tumor growth. Cortisol also suppresses the body’s immune response; activating – not suppressing – the immune system is beneficial in fighting certain cancers. Many types of solid tumors express the GR and are potential targets for cortisol modulation therapy, among them ovarian, endometrial, cervical, pancreatic and prostate cancers.
Relacorilant in Combination with Chemotherapy. In July 2025, we submitted an NDA seeking approval to market relacorilant plus the chemotherapy medication nab-paclitaxel as a treatment for patients with platinum-resistant ovarian cancer in the United States. In September 2025, the FDA accepted our NDA for filing and assigned a Prescription Drug User Fee Act (“PDUFA”) date of July 11, 2026. In October 2025, we submitted a marketing authorization application (“MAA”) to the EMA seeking approval in the European Union. Our NDA and MAA are both based on positive results from our pivotal Phase 3 ROSELLA and Phase 2 trials, in which patients exhibited clinically meaningful improvements in progression free survival (“PFS”) and overall survival (“OS”). In both trials, relacorilant was well-tolerated and did not increase the safety burden of patients who took it.
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
ROSELLA met its dual primary endpoints – PFS as assessed by blinded independent central review and OS. In March 2025, we announced that ROSELLA had met its PFS endpoint. Patients treated with relacorilant in addition to nab-paclitaxel experienced a clinically and statistically significant 30 percent reduction in risk of disease progression compared to patients treated with nab-paclitaxel alone (hazard ratio: 0.70; p-value: 0.008). PFS improvement as assessed by ROSELLA’s clinical investigators was also positive (hazard ratio: 0.71; p-value: 0.0030). In January 2026, we announced that ROSELLA had met its OS primary endpoint. Patients treated with relacorilant in addition to nab-paclitaxel chemotherapy experienced a clinically and statistically significant 35 percent reduction in the risk of death compared to patients treated with nab-paclitaxel alone (hazard ratio: 0.65; p-value: 0.0004). The median OS for patients receiving relacorilant was 16.0 months, compared to 11.9 months for patients receiving nab-paclitaxel alone. Importantly, both PFS and OS benefits were seen in all clinically relevant patient subgroups, including those with poor prognoses.
Relacorilant in combination with nab-paclitaxel was well-tolerated, consistent with its known safety profile. Importantly, relacorilant conferred its benefit without increasing the safety burden of the patients who received it. The type, frequency and severity of adverse events in the combination arm were comparable to those in the nab-paclitaxel monotherapy arm.
The results from ROSELLA were published in The Lancet (Olawaiye et al., June 2025).
ROSELLA’s results are consistent with the positive results of our Phase 2 trial, a 178-patient, controlled, multi-center, trial of relacorilant combined with nab-paclitaxel in patients with platinum-resistant ovarian cancer. Phase 2 study participants were randomized to one of three treatment arms: 60 women received 150 mg of relacorilant intermittently (the day before, the day of and the day after their weekly nab-paclitaxel infusion) and 58 women received a daily relacorilant dose of 100 mg per day in addition to nab-paclitaxel. Sixty women received nab-paclitaxel alone. The trial’s primary endpoint was PFS.
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
As was the case in ROSELLA, the addition of relacorilant to treatment with nab-paclitaxel did not increase patients’ safety burden. The safety and tolerability of relacorilant and nab-paclitaxel combination treatment was comparable to nab-paclitaxel monotherapy alone.
The final analysis from our Phase 2 trial was published in the Journal of Clinical Oncology (Colombo et al., 2023), the premiere journal of the American Society of Clinical Oncology.
In April 2025, we initiated a Phase 2 trial, BELLA, which has three parts. In December 2025, Part A completed enrollment of 95 patients with platinum-resistant ovarian cancer. Part A will evaluate the efficacy and safety of treatment with relacorilant plus nab-paclitaxel and bevacizumab. Part B has a planned enrollment of 90 patients with platinum-sensitive ovarian cancer, whose disease had progressed while receiving treatment with a PARP-inhibitor. Part B will evaluate the efficacy and safety of treatment with relacorilant plus nab-paclitaxel and bevacizumab. Part C has a planned enrollment of 90 patients with endometrial cancer who have received one or two prior lines of therapy. Part C will evaluate the efficacy and safety of treatment with relacorilant plus nab-paclitaxel.

In December 2025, we initiated a Phase 2 trial, TRIDENT, with a planned enrollment of 50 patients with pancreatic cancer, who have not received prior therapy for metastatic disease. TRIDENT will evaluate the efficacy and safety of treatment with relacorilant plus nab-paclitaxel and gemcitabine.
In collaboration with the Paris-based academic research cooperative ARCAGY-GINECO, we will initiate, in the first quarter of 2026, a Phase 2 trial, STELLA, in 50 patients with cervical cancer, who have received one or two prior lines of therapy. STELLA will evaluate the efficacy and safety of treatment with relacorilant plus nab-paclitaxel.
The EC has designated relacorilant as an orphan drug for the treatment of ovarian and pancreatic cancers.
Nenocorilant in Combination with Immunotherapy. Immunotherapy harnesses the body’s immune system to identify and destroy cancer cells. We are testing the potential of our proprietary, selective cortisol modulator, nenocorilant to treat cancer by reducing cortisol-activated immune suppression and thereby help the patient’s immune system reduce or eradicate tumors while they receive immunotherapy. In December 2025, we initiated a Phase 1b trial, SYNERGY, with a planned enrollment of 30 patients with solid tumors to evaluate the efficacy and safety of treatment with nenocorilant plus nivolumab (a PD-1 checkpoint inhibitor).
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
Metabolic Diseases
Liver Disease. MASH is an advanced form of metabolic dysfunction-associated fatty liver disease that afflicts millions of patients and is a leading cause of liver-related mortality. Our Phase 1b trial of the selective cortisol modulator miricorilant as a potential treatment for MASH identified a dosing regimen that reduced liver fat, improved liver health and key metabolic and lipid measures and was well-tolerated. Following these compelling results, we initiated a randomized, double-blind, placebo-controlled, Phase 2b trial, MONARCH, of miricorilant in patients with MASH in October 2023. MONARCH has two patient cohorts: Cohort A enrolled 82 patients with biopsy-confirmed MASH, randomized 2:1 to receive either 100 mg of miricorilant twice weekly or placebo for 48 weeks. The primary endpoint of Cohort A is reduction in liver fat, with MASH resolution and fibrosis improvement being key secondary endpoints. Cohort B enrolled 93 patients with presumed MASH, randomized 2:1 to receive either 100 mg of miricorilant twice weekly for 6 weeks and then 200 mg of miricorilant twice weekly for 18 weeks or placebo for 24 weeks. The primary endpoint of Cohort B is reduction in liver fat. Enrollment in both cohorts is complete.
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
Dazucorilant has demonstrated a manageable safety profile, with 92 percent of adverse events being mild to moderate in severity. The frequency of severe and serious adverse events in patients who received dazucorilant was similar to those who received placebo. Mild to moderate, dose-related, transient abdominal pain was the most common adverse effect. The open-label, long-term extension study, which enrolled 118 patients, is continuing. We are currently conducting a study in patients with ALS to determine whether dose titration will reduce instances of abdominal pain and allow more patients to benefit from dazucorilant. Following completion of this study, we expect to start a pivotal Phase 3 trial in 2026.
The FDA has granted dazucorilant Fast Track Designation and orphan drug status for the treatment of ALS in the United States.
Development of Other Selective Cortisol Modulators
Our portfolio of proprietary selective cortisol modulators consists of four structurally distinct series. More than 1,000 of these compounds, including relacorilant, nenocorilant, miricorilant and dazucorilant, potently bind to the GR but not the progesterone, estrogen or androgen receptors. We hold U.S. and foreign patents covering these compounds and their methods of use in a wide range of indications. We have applied, and will continue to apply, for patents covering the composition and method of use of our Products and product candidates. See “Business – Intellectual Property” for additional information.
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
Clinical Trial Agreements
We typically conduct our clinical trials with the assistance of clinical research organizations (“CROs”). Syneos Health is helping us conduct our ROSELLA and BELLA trials. Medpace Research is helping us conduct our MOMENTUM and MONARCH trials. We may terminate our agreements with Syneos Health on 60 days’ written notice and with Medpace Research without cause at any time.
Research and Development Spending
We incurred $254.9 million, $246.9 million and $184.4 million of research and development expense in the years ended December 31, 2025, 2024 and 2023, respectively, which accounted for 36 percent, 46 percent and 49 percent, respectively, of our total operating expenses in those years.
Manufacturing
We rely on contract manufacturers to produce our Products and product candidates.
We have agreements with manufacturers to supply mifepristone, the active pharmaceutical ingredient (“API”) in our Products, and to produce and bottle tablets of our Products. We have purchased and hold significant quantities of API.
Competition
Our Products compete with established treatments, including surgery, radiation and other medications approved by the FDA for the treatment of patients with Cushing’s syndrome. Approved products include Signifor® (pasireotide) to treat patients with Cushing’s disease - a subset of hypercortisolism - as well as Isturisa® (osilodrostat) and Recorlev®, a chiral form of the commonly-prescribed cortisol synthesis inhibitor ketoconazole. Isturisa and Recorlev have been approved to treat patients with Cushing’s syndrome. Signifor and Isturisa are sold by the Italian pharmaceutical company Recordati S.p.A (“Recordati”). Recorlev is sold by Xeris Biopharma Holdings, Inc. Our Products also compete with drugs used “off-label,” such as ketoconazole, an FDA-approved anti-fungal medication, and metyrapone, which is approved for testing patients’ hypothalamic-pituitary function. Since January 2024, our Products also compete with a generic version of Korlym sold by Teva Pharmaceuticals USA, Inc. (“Teva”).
Intellectual Property
Overview. Patents and other proprietary rights are important to our business. We own U.S. composition of matter patents related to our next-generation cortisol modulators. Foreign counterparts of some of these patents have been issued in Europe, Japan, China, Canada, Australia and other countries. The expiration dates of these patents and their foreign counterparts range from 2028 to 2042.

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
Hypercortisolism. The composition of matter patent covering Korlym’s active ingredient, mifepristone, has expired. We own U.S. method of use patents directed to the use of Korlym in the treatment of patients with hypercortisolism, with expiration dates ranging from 2028 to 2038. Furthermore, we own U.S. composition of matter and method of use patents using our proprietary selective cortisol modulators directed to the treatment of patients with hypercortisolism, with expiration dates ranging from 2033 to 2040. We have asserted two patents directed to patients with hypercortisolism in a lawsuit against Teva filed in Federal District Court. On December 29, 2023, the Court found that Teva’s proposed generic version of Korlym would not infringe either patent. We appealed that decision to the Court of Appeals for the Federal Circuit. On February 19, 2026, the appellate court affirmed the District Court’s ruling, finding no infringement of either patent. See “Part I, Item 3, Legal Proceedings” for additional details.
Oncology. We own U.S. patents covering methods of treating cancer using our proprietary selective cortisol modulators with expiration dates ranging from 2033 to 2042. In addition, we have exclusively licensed from the University of Chicago U.S. patents for (a) the use of cortisol modulators in the treatment of triple-negative breast cancer, and (b) the use of cortisol modulators to treat castration resistant prostate cancer (“CRPC”). We are required to pay the University of Chicago customary milestone fees and royalties on revenue from products commercialized under the issued patents or patents that may issue pursuant to the pending applications. Our license will end upon expiration of the licensed patents in 2031 and 2033 or upon notification by us to the University of Chicago. See “Business – License Agreements” for additional information.
We hold U.S. and international patents covering relacorilant’s composition of matter, as well as U.S. patents covering its use to treat patients with ovarian and pancreatic cancer. We also own or have exclusively licensed U.S. and European patents covering the use of GR modulators, including relacorilant, nenocorilant, miricorilant, dazucorilant, and other of our proprietary compounds to treat a variety of disorders, including CRPC and other solid tumors. Relacorilant has been designated an orphan drug in both the United States and the EU for the treatment of pancreatic cancer.
Other Indications. In addition to the United States and foreign patents we own or have licensed relating to hypercortisolism and various cancers, we also own U.S. and foreign patents for the use of cortisol modulators to treat ALS, diseases characterized by fat build up in the liver, such as MASH, catatonia, psychosis induced by interferon-alpha therapy, migraine headaches and in the treatment of diseases using combined steroid and GR modulator therapy. The expiration dates of these patents and their foreign counterparts range from 2026 to 2043.
Government Regulation
Prescription pharmaceutical products are subject to extensive pre- and post-approval regulation governing the research, development, testing, manufacturing, quality control, approval, safety, efficacy, labeling, packaging, storage, record keeping, distribution, advertising, promotion, marketing, import and export of the products such as those we commercialize and are developing. All of our product candidates require regulatory approval by government agencies prior to commercialization and are subject to continued regulatory oversight thereafter. Before a new drug may be marketed in the United States, the FDA generally requires completion of preclinical laboratory and animal testing, performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug’s intended use and approval by the FDA. Complying with these and other federal, state, local and foreign statutes and regulations involves significant time and expense.
In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act and its implementing regulations and associated guidance. Drugs are also subject to other federal, state and local statutes and regulations. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may result in delays to the conduct of a study, regulatory review and approval, or subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, refusal to allow an applicant to proceed with clinical trials, imposition of a clinical hold, issuance of untitled or warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits or civil or criminal investigations or penalties. Any agency or judicial enforcement action could have a material adverse effect on our business.
Prior to beginning the first clinical trial with a product candidate in the United States, a sponsor must submit an investigational new drug application (“IND”) to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamics characteristics of the drug, chemistry, manufacturing, and controls information, and any available human data or literature to support the use of the investigational drug. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the IND on full clinical hold or partial clinical hold within that 30-day time period. Under a full clinical hold, the IND sponsor must resolve any outstanding concerns before the clinical trial can begin. Under a partial clinical hold, there may be a delay or suspension of only part of the clinical work requested under the IND. Following issuance of a clinical hold or partial clinical hold, a clinical trial (or full clinical trial in the case of a partial clinical hold) may only resume after the FDA has notified the sponsor that the trial may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the clinical trial can proceed. The FDA may also impose clinical holds on a drug product candidate at any time before or during clinical trials due to safety concerns, non-compliance or other issues affecting the integrity or utility of the trial. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that could cause the trial to be suspended or terminated.
Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators in accordance with Good Clinical Practice (“GCP”) regulations, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND before a trial commences. Further, each clinical trial must be reviewed and approved by an Institutional Review Board (“IRB”) at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Additionally, some trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk.
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
•Phase 3. The product candidate is administered to a larger group of patients with the target disease or condition to further evaluate dosage, establish its risk/benefit ratio and provide an adequate basis for product approval.
Generally, two adequate and well-controlled clinical trials demonstrating that the statutory standard is met are required by the FDA for approval. In certain instances, FDA may condition approval of an NDA on the sponsor’s agreement to conduct additional clinical trials or preclinical studies (post-marketing commitments or post-marketing requirements) to further assess the drug’s safety and effectiveness after approval. Such post-approval trials are sometimes referred to as Phase 4 clinical trials. These trials are used to gain additional experience from the treatment of subjects in the intended therapeutic indication. Failure to exhibit due diligence with regard to conducting such Phase 4 clinical trials could result in withdrawal of approval for products or other consequences.
Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA; written IND safety reports must be submitted to the FDA and the investigators for Serious and Unexpected Suspected Adverse Reactions, findings from other studies suggesting a significant risk to humans exposed to the drug, findings from animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. We may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.
Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug product candidate as well as finalize a process for manufacturing the product in commercial quantities in accordance with current Good Manufacturing Practice (“cGMP”) requirements. The manufacturing process must be capable of consistently producing quality batches of the drug product candidate and, among other things, must develop methods for testing the identity, strength, quality, purity and potency of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the drug product candidate does not undergo unacceptable deterioration over its shelf life.
Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, drug developers will submit the results of preclinical studies, clinical trials, formulation studies and data supporting manufacturing to the FDA, along with proposed labeling, in the form of an NDA requesting approval to market the drug for one or more indications. The application may include both negative or ambiguous results of preclinical and clinical trials as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a use of a product, or from a number of alternative sources, including studies initiated by investigators, with appropriate rights of reference. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product for the specified indication(s) to the satisfaction of the FDA. FDA approval of an NDA must be obtained before a drug may be marketed in the United States.
Under the PDUFA, as amended, each NDA must be accompanied by a significant user fee, which is adjusted on an annual basis. PDUFA also imposes an annual prescription drug product program fee. Fee waivers, reductions or exemptions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business (with fewer than 500 employees) and for applications seeking approval for orphan drugs.
Once an NDA is submitted, FDA has 60 days to review the NDA to determine if it is substantially complete before the FDA accepts it for filing. Once filed, the FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is sufficient to assure and preserve the drug’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act, the FDA has a goal of responding to NDAs within ten months of the filing date for standard review, and six months for priority review, which the FDA may undertake, in its sole discretion, if a sponsor shows that its drug candidate is designed to treat a serious condition, and if approved, would provide a significant improvement in safety or effectiveness compared to marketed drugs. FDA approvals may not be granted on a timely basis or at all. The FDA has substantial discretion in the approval process and may refuse to file any application or not approve an NDA if the FDA determines that the data are insufficient for approval. The FDA may also require additional preclinical, clinical or other studies before it accepts the filing. Additionally, the review process is often significantly extended by FDA requests for additional information or clarification
After the NDA is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product candidate is safe and effective for its intended use, and whether the product candidate is being manufactured in accordance with cGMP requirements. The FDA may refer applications for drug product candidates which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA conducts its own analysis of the clinical trial data, which could result in extensive discussions between the FDA and us during the review process. The review and evaluation of an NDA by the FDA is extensive and time-consuming and may take longer than originally planned to complete, and we may not receive a timely approval, if at all.
Before approving an NDA, the FDA will generally conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether the facilities comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. In addition, before approving an NDA, the FDA may also audit data from clinical trials to ensure compliance with GCP requirements. After the FDA evaluates the application, manufacturing process and manufacturing facilities, it may issue an Approval Letter or a Complete Response Letter. An Approval Letter authorizes commercial marketing of the product with specific prescribing information for specific indications and conditions of use. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter describes the deficiencies in the NDA identified by the FDA. Responding to a Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, withdraw the application, or engage in a dispute resolution proceeding or request a hearing. Even if additional data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than we interpret the same data.
There is no assurance that the FDA will ultimately approve a product for marketing in the United States, and we may encounter significant difficulties or costs during the review process. If a product receives marketing approval, the approval may be significantly limited to specific populations, severities of the condition being treated, and dosages, or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Furthermore, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling or may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment or requirement to conduct post-market testing or clinical trials and surveillance to monitor the effects of approved products. For example, the FDA may require Phase 4 trials designed to further assess the product’s safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized, including long-term follow up for certain cellular products. The FDA may also place other conditions on approvals including the requirement for a Risk Evaluation and Mitigation Strategy (“REMS”), to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use (“ETASU”), such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or based on the results of post-market studies or surveillance programs. Additionally, post-approval, many types of changes to the approved product, such as adding new indications, changing manufacturing processes and adding labeling claims, are subject to further testing requirements and FDA review and approval. Such post-approval requirements can be costly and time-consuming and can affect the potential market and profitability of the product.
In addition, under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States and when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug. If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if our product is determined to be contained within the scope of the competitor’s product for the same indication or disease. If we pursue marketing approval for an indication broader than the orphan drug designation we have received, we may not be entitled to orphan drug exclusivity for the broader indication.
It is unclear how future litigation, legislation, FDA decisions, and administrative actions will impact the scope of the orphan drug exclusivity. For example, in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within the relevant orphan drug designation. This decision created uncertainty in the application of the orphan drug exclusivity. In January 2023, the FDA published a notice in the Federal Register to clarify that while the FDA complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved.
The FDA also has the authority to grant Fast Track designation for drugs intended to fill an unmet need in the treatment of a serious or life-threatening condition. When a drug receives Fast Track designation, among other things, the manufacturer is eligible for more frequent communication with the FDA regarding the drug’s NDA, and for the FDA to review parts of the application as they are submitted, rather than waiting until every section of the NDA is completed. Fast track designation does not change the standards for approval but may expedite the development or approval process.
Under the Pediatric Research Equity Act, a marketing application for a drug for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration must contain data to assess the safety and efficacy of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDCA requires that a sponsor submit an initial Pediatric Study Plan (“PSP”) within 60 days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials and/or other clinical development programs. The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of data or full or partial waivers. Furthermore, with some exceptions, requirements under the Pediatric Research Equity Act generally do not apply to a drug for an indication for which orphan designation has been granted.
Following approval of a new product, the manufacturer of the approved product is subject to continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting to the applicable regulatory authorities of adverse experiences with the product, providing the regulatory authorities with updated safety and efficacy information, product sampling, distribution, and tracking and tracing requirements and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as off-label use), limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet. Although physicians may prescribe legally available drugs and biologics for off-label uses, manufacturers may not market or promote such off-label uses. In addition, most changes to an approved drug, such as adding new indications, other labeling claims, or manufacturing changes, are often subject to prior FDA review and approval.
In the United States, once a product is approved, its manufacturer is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. cGMP regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Manufacturers are also subject to record requests from the FDA that demonstrate cGMP compliance through data and other information. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance and oversight. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. NDA holders using contract manufacturers, laboratories, or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA, including, among other things, recall or withdrawal of the product from the market.
The FDA also may require post-approval testing, sometimes referred to as Phase 4 testing, REMS and post-marketing surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the approved product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, untitled or warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.
Abbreviated New Drug Applications

The Hatch-Waxman amendments to the FDCA established a statutory procedure for submission and FDA review and approval of abbreviated new drug applications (“ANDA”) for generic versions of listed drugs. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data, and quality control procedures. Premarket applications for generic drugs are termed abbreviated because they generally do not include clinical data to demonstrate safety and effectiveness. However, a generic manufacturer is typically required to conduct bioequivalence studies of its test product against the listed drug. Bioequivalence is established when there is an absence of a significant difference in the rate and extent for absorption of the generic product and the reference listed drug. For some drugs, other means of demonstrating bioequivalence may be required by the FDA, especially where the rate or extent of absorption is difficult or impossible to measure. The FDA will approve an ANDA application if it finds that the generic product does not raise new questions of safety and effectiveness as compared to the reference listed drug. A product is not eligible for ANDA approval if the FDA determines that it is not bioequivalent to the reference listed drug if it is intended for a different use or if it is not subject to, and requires an approved suitability petition.
Hatch-Waxman Patent Certification and the 30-Month Stay
In seeking approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Upon approval, each of the patents listed by the NDA sponsor is published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Upon submission of an ANDA, an applicant is required to certify to the FDA concerning any patents listed for the RLD in the Orange Book that:
•no patent information on the drug product that is the subject of the application has been submitted to the FDA;
•such patent has expired;
•the date on which such patent expires; or
•such patent is invalid, unenforceable or will not be infringed upon by the manufacture, use, or sale of the drug product for which the application is submitted.
Generally, the ANDA cannot be approved until all listed patents have expired, except where the ANDA applicant challenges a listed patent through the last type of certification, also known as a paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the ANDA application will not be approved until all of the listed patents claiming the referenced product have expired. If the ANDA applicant has provided a paragraph IV certification the applicant must send notice of the paragraph IV certification to the NDA and patent holders once the application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the paragraph IV certification. If the paragraph IV certification is challenged by an NDA holder or the patent owner(s) asserts a patent challenge to the paragraph IV certification, the FDA may not approve that application until the earlier of 30 months from the receipt of the notice of the paragraph IV certification, the expiration of the patent, when the infringement case concerning each such patent was favorably decided in the applicant’s favor or settled, or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30-month stay. In instances where an ANDA applicant files a paragraph IV certification, the NDA holder or patent owner(s) regularly take action to trigger the 30-month stay, recognizing that the related patent litigation may take many months or years to resolve. Thus, approval of an ANDA could be delayed for a significant period of time depending on the patent certification the applicant makes and the reference drug sponsor’s decision to initiate patent litigation. If the drug has new chemical entity (“NCE”) exclusivity and the ANDA is submitted four years after approval, the 30-month stay is extended so that it expires seven and a half years after approval of the innovator drug, unless the patent expires or there is a decision in the infringement case that is favorable to the ANDA applicant before then.
U.S. Patent Term Restoration and Marketing Exclusivity
Depending upon the timing, duration and specifics of the FDA approval of our drug product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and, among other requirements, the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.
The Hatch-Waxman Amendments provide a period of five years of non-patent marketing exclusivity for the first approved drug containing an NCE as an active ingredient. An NCE is an active moiety that has not been approved by the FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During the five-year exclusivity period, the FDA cannot accept for filing any ANDA seeking approval of a product that contains the same active moiety, except that the FDA may accept such an application for filing after four years if the application includes a paragraph IV certification to a listed patent. In the case of such applications accepted for filing between four and five years after approval of the reference drug, the 30-month stay of approval triggered by a timely patent infringement lawsuit is extended by the amount of time necessary to extend the stay until 7-1/2 years after the approval of the reference drug NDA.
Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of the other exclusivity protection or patent term, may be granted based on the voluntary completion and submission of data from of a pediatric trial conducted in accordance with an FDA-issued “Written Request” for such a trial.
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
Coverage and Reimbursement
Sales of our products and product candidates depend or will depend, in part, on the extent to which our products, if approved, will be covered and reimbursed by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly reducing reimbursements for medical products and services. The process for determining whether a third-party payor will provide coverage for a drug product typically is separate from the process for setting the price of a drug product or for establishing the reimbursement rate that a payor will pay for the drug product once coverage is approved. Third-party payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the approved drugs for a particular indication.
In order to secure coverage and reimbursement for any drug product candidate that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the drug product candidate, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Whether or not we conduct such studies, our drug product candidates may not be considered medically necessary or cost-effective. A third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Third party reimbursement may not be sufficient to enable us to maintain price levels high enough to realize an appropriate return on our investment in product development. In the United States, the principal decisions about reimbursement for new drug products are typically made by the Centers for Medicare and Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services (the “HHS”). CMS decides whether and to what extent a new drug product will be covered and reimbursed under Medicare, and private payors tend to follow CMS to a substantial degree. However, no uniform policy of coverage and reimbursement for drug products exists among third-party payors and coverage and reimbursement levels for drug products can differ significantly from payor to payor. Additionally, one third-party payor’s decision to cover a particular product or service does not ensure that other payors will also provide coverage for the product or service, and the level of coverage and reimbursement can differ significantly from payor to payor. As a result, the coverage determination process will often require us to provide scientific and clinical support for the use of our products to each payor separately and can be a time-consuming process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.
The containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs, including biologics, have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. In many countries, the prices of drug products are subject to varying price control mechanisms as part of national health systems. In general, the prices of drug products under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for drug products, but monitor and control company profits. Accordingly, in markets outside the United States, the reimbursement for drug products may be reduced compared with the United States. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. The IRA , for example, includes provisions that impose new manufacturer financial liability on certain drugs under Medicare Part D, allowing the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition. Orphan drugs are exempted from the Medicare drug price negotiation program provided that the only approved indications (or indications) is for one or more rare diseases or conditions for which the drug received orphan designation by FDA. Decreases in third-party reimbursement for our products or product candidates or a decision by a third-party payor to not cover our products or product candidates could reduce physician usage of the products or candidates and have a material adverse effect on our sales, results of operations and financial condition.
Outside of the United States, the pricing of pharmaceutical products is subject to governmental control in many countries. For example, in the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been approved. Some countries may require the completion of additional studies that compare the cost effectiveness of a particular therapy to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. Other countries may allow companies to fix their own prices for products, but monitor and control product volumes and issue guidance to physicians to limit prescriptions. Efforts to control prices and utilization of pharmaceutical products will likely continue as countries attempt to manage healthcare expenditures. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.
Other Healthcare Laws
Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our business operations in the United States and our current and future arrangements with clinical investigators, healthcare providers, consultants, third-party payors and patients expose us to broadly applicable federal and state fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any drugs for which we obtain marketing approval. In the United States, these laws include: the federal Anti-Kickback Statute, the False Claims Act, and the HIPAA, among other laws. Foreign governments have comparable regulations, and violating these laws and regulations in any jurisdiction could result in significant criminal, civil, and administrative sanctions.
The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. In the past, the government has enforced the Anti-Kickback Statute to reach large settlements with healthcare companies based on sham consulting and other financial arrangements with physicians and other third parties. The Anti-Kickback Statute is subject to evolving interpretations, and in the absence of substantive guidance, it is possible for future initiatives or engagements with healthcare professionals to be challenged under this statute, which could adversely impact our operations. While this statute has a number of exceptions and regulatory safe harbors that safeguard certain common, industry practices from prosecution, these exceptions and safe harbors are narrowly defined, and parties must satisfy all elements of an available exception or safe harbor to avoid scrutiny. Further, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them to have committed a violation. For example, through legislative action, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. The majority of states also have anti-kickback laws, which establish similar prohibitions and in some cases may apply to items or services reimbursed by any third-party payor, including commercial insurers.
Although we would not submit claims directly to payors, drug manufacturers can be held liable under the federal civil False Claims Act, which imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, as noted previously, the government may assert that a claim including items or services resulting from a violation of the federal

Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. The federal government has and continues to use the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies in connection with the potential or actual false claims resulting from promotion of products for unapproved uses or other sales and marketing practices. The government has obtained multi-billion dollar settlements under the False Claims Act and individual criminal convictions under applicable criminal statutes. We expect that the government will continue to devote substantial resources to investigating potential or actual violations of the False Claims Act.
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
The federal Physician Payments Sunshine Act (generally referred to as the Open Payments™ Program) is a provision under the Patent Protection and Affordable Care Act (“ACA”). The Open Payments Program imposes reporting requirements on covered entities (e.g., drug manufacturers) for payments made or transfers of value provided by them to certain healthcare organizations (e.g., teaching hospitals) and physicians, which is broadly defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and certain non-physician practitioners (e.g., physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, anesthesiology assistants and certified nurse midwives). Covered entities are also required to report ownership and investment interests held by physicians and their immediate family members (as it relates to the Covered entities). This information is then analyzed and made public, available via searchable databases. Failure to submit required information may result in significant civil monetary penalties for any payments, transfers of value, or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Similarly, certain states also mandate the tracking and reporting of gifts, compensation and other remuneration to physicians. Some of these states also require the implementation of commercial compliance programs and impose restrictions on drug manufacturer marketing practices. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.
We are subject to federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs, as well as federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.
In order to distribute products commercially, we must comply with federal and state laws relating to drug supply chain traceability, including those that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Federal laws require the implementation of systems to provide, capture, and maintain information about transactions involving drug products distributed within the United States and the trading partners who engaged in such transactions. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities and/or register their sales representatives and to prohibit certain other sales and marketing practices.
Similar federal, state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services. Such laws are generally broad and are enforced by various state agencies and private actions. Also, many states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under

Medicaid and other state programs. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance, and require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures.
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
In the United States and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare and containing or lowering the cost of healthcare.
For example, in 2010, the ACA was enacted in the United States. The ACA includes measures that have significantly changed, and are expected to continue to significantly change, the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA of greatest importance to the pharmaceutical industry are that the ACA:
•made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on average manufacturer price (“AMP”) on most branded prescription drugs and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP;
•imposed a requirement on manufacturers of branded drugs to provide a 70% point-of-sale discount as a condition for a manufacturer’s outpatient drugs being covered under Medicare Part D;
•extended a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•expanded the entities eligible for discounts under the 340B Drug Discount Program;
•imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs, apportioned among these entities according to their market share in certain government healthcare programs; and
•established a Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products. The ACA established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.
Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, in June 2021, the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, while the ACA remains in effect in its current form, it is possible that the ACA will be subject to judicial or Congressional challenges in the future.
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted:
•The Budget Control Act of 2011 and subsequent legislation, among other things, created measures for spending reductions by Congress that include aggregate reductions of Medicare payments to providers of 2% per fiscal year, which remain in effect through the first half of 2032. Under the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021 and subsequent legislation would trigger reductions in Medicare payments to providers, but 2025 legislation eliminated the impact of the estimated budget deficit increases by setting the scorecard used to determine the need for such reductions (sequestration) equal to zero.
•American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.
•On May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to request access to certain IND products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient assistance programs and reform government program reimbursement methodologies for drugs. Previous administrations have issued multiple executive orders seeking to reduce prescription drug costs, and the current Trump administration has signaled that lowering the cost of prescription drugs is a top priority.
The IRA includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allowing the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Various industry stakeholders, including pharmaceutical companies, have lawsuits pending against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The HHS has generally won the substantive disputes in these cases, but certain of these cases continue to be appealed. Under the Trump Administration, CMS has continued to negotiate drug prices pursuant to the IRA framework. The Trump Administration has also issued public statements about its commitment to lowering the cost of prescription drugs and has sought additional voluntary agreements to reduce drug pricing from certain pharmaceutical manufacturers. The effects of the IRA on our business is not yet known.
Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access, marketing cost disclosure, transparency measures and other measures designed to encourage importation from other countries and bulk purchasing. In January 2024, the FDA authorized Florida’s Agency for Health Care Administration’s drug importation program, which is the first step toward Florida facilitating importation of certain prescription drugs from Canada. Authorization of other state programs may follow as other states have submitted importation program proposals. The Trump Administration has publicly supported such state-directed importation programs, and FDA has taken steps to facilitate such states in initiating such programs. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.
We cannot predict what healthcare reform initiatives may be adopted in the future. Further federal, state and foreign legislative and regulatory developments are likely, and we expect ongoing initiatives to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from our products or product candidates and may affect our overall financial condition and ability to develop product candidates.
Data Privacy and Security
Numerous state, federal and foreign laws and regulations govern the collection of, disclosure of, use of, access to, transfer of, and confidentiality and security of health-related and other personal information and could apply now or in the future to our operations or the operations of our partners. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their implementing regulations, imposes requirements relating to the privacy, security and transmission of protected health information on HIPAA covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates who conduct certain activities for or on their behalf involving protected health information on their behalf. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by the HHS may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with the HHS to settle allegations of HIPAA non-compliance. Further, entities that knowingly receive individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA may be subject to criminal penalties.
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
The U.S. Department of Justice (the “DOJ”) issued a rule in 2025 entitled, “Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” and known less formally as the “Bulk Transfer Rule.” The Bulk Transfer Rule is codified at 28 CFR part 202 and prohibits and restricts bulk transfers of sensitive personal data (including genetic and health data) to countries of concern, such as China, Russia, and Iran to prevent access by foreign adversaries. It puts restrictions on the ability to engage in certain cross-border transactions involving genomic or biological samples and related data, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and may require additional contractual negotiations, impacting our business operations.
In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Confidentiality of Medical Information Act imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. Further, the California Consumer Privacy Act as amended by the California Privacy Rights Act (collectively, “CCPA”), created individual privacy rights for California consumers and increased the privacy and security obligations of entities handling certain personal information as well as limitations on data uses, audit requirements for higher risk data, and opt outs for certain uses of sensitive data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA is enforced by the California Privacy Protection Agency, which is authorized to issue substantive regulations resulting in increased privacy and information security enforcement. The CCPA may increase our compliance costs and potential liability. Several other states have implemented similar comprehensive privacy laws that took effect in the past year or will take effect in the near future, and states have implemented or are considering laws that specifically focus on the processing of personal data related to individuals’ health, including Washington’s My Health My Data Act and California’s Confidentiality of Medical Information Act. In addition, some of these laws, along with other standalone health privacy laws, subject health-related information to additional safeguards and disclosures and some specifically regulate consumer health data. As a result, additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. Additional legislation proposed at the federal level and in other states, along with increased regulatory action, reflect a trend toward more stringent privacy legislation in the United States.
In Europe, the data privacy and security regulations in the EU, Switzerland, and United Kingdom (“UK”) continue to evolve. The EU General Data Protection Regulation (“GDPR”)imposes stringent data protection requirements for controllers and processors of personal data of persons within the EU. The GDPR applies to any company established in the EU or the European Economic Area (“EEA”) as well as to those outside the EU or the EEA if they collect and use personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the EC does not recognize as having “adequate” data protection laws. Transfers of personal information out of the European Union face a constantly shifting set of requirements, as courts in Europe have invalidated intergovernmental agreements. Currently, safeguards for cross-border transfers of personal information include the use of standard contractual clauses approved by the European Commission and the UK and Swiss Data Protection Authorities as well as the EU-U.S. Data Privacy Framework. As a result, uncertainty exists with respect to GDPR compliance and the attendant obligations going forward as the regulatory environment is rapidly developing. In addition, from January 1, 2021, companies have had to comply with both the GDPR and the GDPR as incorporated into United Kingdom national law (“UK GDPR”), the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The EC has adopted an adequacy decision in favor of the UK, enabling data transfers from

EU member states to the UK without additional safeguards. On December 19, 2025, the UK adequacy decision was extended until December 27, 2031. The European Data Protection Board has also released guidance for fines related to the GDPR, including proposed amendments to the GDPR in November 2025.
Outside Europe, significant data privacy regulatory regimes exist in major markets including Brazil, India, China, and elsewhere. The ever-shifting landscape of global data privacy regulation requires significant investment and attention to avoid significant noncompliance liabilities.
Employees
We are managed by experienced pharmaceutical executives and also enlist the expertise of independent advisors with extensive pharmaceutical experience. As of December 31, 2025, we had 730 employees. We consider our employee relations to be good. Our employees are not covered by a collective bargaining agreement.
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
•disruptions in our supply chain due to the imposition of tariffs or other restrictions on trade; and
•the inability of our pharmacy vendors to dispense our Products in a timely manner.

Failure to generate sufficient product revenue could prevent us from fully funding our planned commercial and clinical activities and would likely cause our stock price to decline.
The availability of generic versions of Korlym could adversely affect our business, results of operations and financial position.
In January 2024, Teva launched a generic version of Korlym. We have sued Teva in Federal District Court with respect to its generic version of Korlym. On December 29, 2023, the Court issued a ruling in that case finding that Teva’s generic product would not infringe the patents we have asserted against it. We appealed this adverse decision to the U.S. Court of Appeals for the Federal Circuit and on February 19, 2026, the appellate court affirmed the District Court’s ruling, finding no infringement of either patent. If Teva’s commercial efforts are successful, they may materially harm our results of operations and financial condition. We have made available our own generic version of Korlym.
We also have litigation settlements with Sun Pharmaceutical Industries Limited (“Sun”) and Hikma Pharmaceuticals USA Inc. (“Hikma”) that allow them to begin selling mifepristone, with customary restrictions, provided the FDA has approved their products and Teva’s generic product remains commercially available. The availability of generic versions of Korlym from Sun or Hikma could materially harm our results of operations and financial condition. Please see “Part I, Item 3, Legal Proceedings” for additional details.
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
In September 2025, the HHS announced it will re-examine the safety of mifepristone for use in the termination of early pregnancy. There can be no assurance this re-examination will not result in restrictions on the distribution of mifepristone for any use, including the treatment of patients with hypercortisolism. Heightened public awareness of mifepristone as an abortifacient may draw the attention of hostile federal and state government officials or political activists to our Products – as could additional public debate concerning current or proposed restrictions on the distribution of mifepristone. This may be the case even though (i) our Products are not approved for the termination of pregnancy, (ii) we do not promote them for that use and (iii) we have taken measures to minimize the chance that they will accidentally be prescribed to a pregnant woman.
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
In the United States, there have been and continue to be legislative initiatives to contain healthcare costs. The IRA significantly changed the way Medicare pays for prescription drugs. The IRA requires the Secretary of the U.S. Department of Health and Human Services to negotiate Medicare prices for selected drugs and biologicals, including both physician-administered products covered under Medicare’s Part B benefit and self-administered drugs such as our Products that are covered under the Part D benefit. Each year, the Secretary will select for price negotiation a specified number of negotiation-eligible drugs with the highest total Part B or D expenditures over the preceding 12-month period. To be eligible for price negotiation a drug must have been on the market for at least seven years without generic competition. Orphan drugs, such as our Products, that are indicated for only one rare disease or condition and drugs with less than $200 million in annual Medicare expenditures are exempt from the negotiation program. For the first two years of the program, 2026 and 2027, only Part D drugs are eligible. The Secretary will publish the negotiated price, known as the “Maximum Fair Price” (“MFP”), for each of the selected products. Manufacturers of selected drugs would be required to offer the drug for Medicare recipients at the MFP. Manufacturers who fail to negotiate with the Secretary or offer their drug to Medicare recipients at the MFP can face significant civil money penalties or excise tax liability on sales of that drug. Several pharmaceutical companies, as well as the U.S. Chamber of Commerce, and the Pharmaceutical Research and Manufacturers of America have filed lawsuits against the HHS and CMS, asserting that, among other things, the IRA’s drug price negotiation program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution and is otherwise unlawful. The HHS has generally won the substantive disputes in these cases, and several federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. The HHS has generally continued to win the substantive disputes in appeals, although certain cases continue to seek appellate review. If our Products or any drug we commercialize become eligible for Medicare negotiation, the revenue we generate from sales of those drugs may be significantly reduced.
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
The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at the HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals may, for example, include directives: (1) reducing agency workforce and cutting programs; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMNI, to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed the HHS to establishing an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs on imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates, if approved. Furthermore, on July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act was signed into law, which reduced funding to federal healthcare programs and imposed additional requirements to be eligible for healthcare, which may result in decreased access to healthcare, particularly in Medicaid programs.
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
We depend on vendors to manufacture the active pharmaceutical ingredient (“API”) and capsules or tablets for our commercialized products as well as our product candidates. We also depend on vendors to package our Products and dispense them to patients. If our vendors become unable or unwilling to perform these functions or are unable to meet demand for our Products and we cannot transfer these activities to other vendors in a timely manner, our business will be harmed.
In 2025, our primary specialty pharmacy vendor was unable to fully meet demand for our Products – a problem that will not be fully remediated until the transition to our new primary vendor, Curant, is complete in the first quarter of 2026. In the event any of our vendors fails to perform its contractual obligations to us or is materially impaired in its performance, we may experience disruptions and delays in our ability to deliver our commercialized products to patients or investigational drugs to patients in our clinical trials, which would adversely affect our business, results of operations and financial position.
Our new specialty pharmacy vendor, Curant, dispenses our Products and performs related pharmacy and patient support services, including the collection of payments from insurers representing more than 99 percent of our revenue. If Curant does not adhere to its agreements with payers or does not continue to meet regulatory requirements concerning pharmacy operations, it may not be able to collect, on our behalf, some or all of the payments due to us. In addition, if Curant has operational difficulties or otherwise becomes unable or unwilling to perform obligations under our agreement, we may not be able to dispense our Products in a timely manner to some or all of our patients, which may adversely affect our business, results of operations and financial position. Our agreement with Curant became effective in June 2025 and extends to June 2028 with automatic renewal for successive one-year terms, unless terminated earlier by us upon 180 days’ notice, subject to customary termination provisions, including the right of either party to terminate in the event of a material breach by the other party. In addition, we may terminate the agreement without cause for convenience with prior written notice.
The facilities used by our vendors to manufacture and package the API and drug product for our Products and product candidates and distribute them to hospitals, clinics and patients, must be approved by government regulators in the United States, Europe, and elsewhere. We do not control the activities of these vendors, including whether they maintain adequate quality control and hire qualified personnel. We are dependent on them for compliance with the regulatory requirements known as current good manufacturing practices (“cGMPs”), which are subject to change at the regulators’ discretion. If our vendors cannot manufacture material that conforms to our specifications and the strict requirements of the FDA or others, they will not be able to maintain regulatory authorizations for their facilities and we could be prohibited from using the API or drug product they have provided. If the FDA, EMA, the Medicines and Healthcare products Regulatory Agency (“MHRA”) or other regulatory authorities withdraw regulatory authorizations of these facilities, we may need to find alternative vendors or facilities, which would be time-consuming, complex and expensive and could significantly hamper our ability to develop, obtain regulatory approval for and market our Products. Sanctions could be imposed on us, including fines, injunctions, civil penalties, refusal of regulators to approve our product candidates, delays, suspensions or withdrawals of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business. In addition, our reputation as a reliable sponsor of clinical studies would be harmed, which would make it more difficult for us to develop our drug candidates.
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
We are also vulnerable to natural disasters, including earthquakes, fires, hurricanes, floods, blizzards and the extended periods of extreme heat, cold and precipitation made more frequent and severe by global warming. For example, our headquarters are in the San Francisco Bay Area, which experiences earthquakes, wildfires and flooding. Our specialty pharmacy vendor, tablet manufacturers and warehouses are in areas subject to hurricanes and tornadoes. All our activities, as well as the activities of our vendors, consultants, clinical investigators, patients, physicians and regulators, are subject to the risks posed by global warming.
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
We are subject to oversight by the FDA and other regulatory authorities in the United States and elsewhere with respect to our research, testing, manufacturing, quality control, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, recordkeeping and sales and marketing activities. These requirements include submissions of safety information, annual updates on manufacturing activities and continued compliance with FDA regulations, including cGMPs, good laboratory practices and good clinical practices (“GCPs”), all of which are subject to change without notice and at the regulators’ sole discretion. Foreign regulatory authorities have comparable requirements and enforcement mechanisms, which are also subject to change. The FDA and other regulators enforce these regulations through inspections of us and the laboratories, manufacturers and clinical sites we use. Discovery of previously unknown problems with a product or product candidate, such as adverse events of unanticipated severity or frequency or deficiencies in manufacturing processes or management, as well as failure to comply with current or future FDA or other U.S. or foreign regulatory requirements, may subject us to substantial civil and criminal penalties, injunctions, holds on clinical trials, product seizure, refusal to permit the import or export of products, restrictions on product marketing, withdrawal of the product from the market, product recalls, total or partial suspension of production, refusal to approve pending new drug applications (“NDAs”) or supplemental NDAs, and suspension or revocation of product approvals.
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
Third-party clinical investigators and clinical sites enroll patients and CROs manage many of our trials and perform data collection and analysis. Because we currently rely and intend to continue to rely on these third parties, we will have less control over the timing, quality and other aspects of preclinical studies and clinical trials than we would have had we conducted them independently. These parties are not, and will not be, our employees and we will have limited control over the amount of time and resources that they dedicate to our programs. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable trial protocol and legal, regulatory and scientific standards, and our reliance on the CROs, clinical trial sites, and other third parties does not relieve us of these responsibilities. If any of our vendors does not perform its duties or meet expected deadlines or fails to adhere to applicable GCPs, or if the quality or accuracy of the data it produces is compromised, affected clinical trials may be extended, delayed or terminated and we may be unable to obtain approval for our product candidates. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our clinical trials. Problems with the timeliness or quality of the work of a CRO may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay our trials, and it may be challenging to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost. If we, our CROs, clinical trial sites, or other third parties fail to comply with applicable GCP or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. Moreover, our business may be significantly impacted if our CROs, clinical investigators or other third parties violate federal or state healthcare fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
We do not currently have nor do we have immediate plans to acquire the infrastructure or internal capability to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the internal resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.
Any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technology required to manufacture our product candidates may be unique to the original manufacturer and we may have difficulty transferring such skills or technology to another third party. The process of changing manufacturers is extensive and time-consuming and could cause delays or interruptions in our product candidate supply. Further, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with all applicable regulations and guidelines, including cGMPs, and that the post-change material is comparable to pre-change. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.
Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supply of our products.
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
Clinical development is costly, time-consuming, unpredictable and depends on numerous factors, including the substantial discretion of the regulatory authorities. In addition, policies, regulations, and the type and amount of clinical data that the regulatory authority views as necessary for approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Positive data from clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The results from nonclinical studies and early clinical trials are often not predictive of results in later clinical trials. Product candidates may fail to show the desired safety and efficacy traits despite having produced positive results in preclinical studies and initial clinical trials. Many companies have suffered significant setbacks in late-stage clinical trials due to lack of efficacy or unanticipated or unexpectedly severe adverse events. Notwithstanding any potential promising results in earlier studies, we cannot be certain that we will not face similar setbacks.
Our current clinical trials may prove inadequate to support marketing approvals. Even trials that generate positive results may have to be confirmed in much larger, more expensive and lengthier trials before we could seek regulatory approval.
Clinical trials may take longer to complete, cost more than expected and fail for many reasons, including:
•failure to show efficacy or acceptable safety, including failure to demonstrate statistical significance;
•slow patient enrollment or delayed activation of clinical trial sites;
•delays obtaining regulatory permission to start a trial, changes to the size or design of a trial or changes in regulatory requirements for a trial already underway;
•inability to secure acceptable terms with vendors and an appropriate number of clinical trial sites;
•delays or inability to obtain IRB approval at prospective trial sites;
•failure of patients or investigators to comply with the clinical trial protocol or for us or our vendors to comply with other regulatory requirements;
•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;
•unforeseen safety issues, undesirable side effects, or other unexpected characteristics; and
•negative findings of inspections of clinical sites or manufacturing operations by us, the FDA or other authorities.
A trial may also be suspended or terminated by us, the trial’s data safety monitoring board, the IRBs governing the sites where the trial is being conducted or the FDA for many reasons, including failure by us or our third-party contractors to comply with regulatory requirements or clinical protocols, negative findings in an inspection of our clinical trial operations or trial sites by the FDA or other authorities, unforeseen safety issues, failure to demonstrate a benefit or changes in government regulations.
At any time prior to the regulatory approval of a product candidate, we may decide, or the FDA or other regulatory authorities may require us, to conduct more pre-clinical or clinical studies, provide additional analysis of existing data or change the size or design of a trial already underway. Such additional or changed requirements, which regulators may impose in their sole discretion, may delay or prevent the completion of development, submission of an NDA or the completion of regulatory review, which would increase our costs and adversely impact future revenue. Even if we conduct the clinical trials and supportive studies that we consider appropriate and the results are positive, we may not receive regulatory approval and marketing authorization to market our product candidates, which would adversely affect our business, financial condition, results of operations and prospects. Following regulatory approval, there is no assurance of commercial success.
In addition, the FDA and comparable foreign regulatory authorities may change their policies, issue additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval of our future products under development on a timely basis. There remains substantial uncertainty as to how the current U.S. administration will seek or continue to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. State governments may also attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. This uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates. Such policy or regulatory changes through, for example, executive orders or legislation could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained.
Interim results from our clinical trials and preclinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publish interim results from our preclinical studies and clinical trials, which are based on an analysis of then-available data. Their results and related findings and conclusions are subject to change following the availability of more data or following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, interim results from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. As a result, interim data should be viewed with caution until the final data are available. Differences between interim data and final data could adversely affect our business prospects and may cause the trading price of our common stock to fluctuate significantly.
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and investors or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If data we report differ from actual results, or if others, including regulatory authorities, disagree with our conclusions, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could adversely affect our business, operating results, prospects or financial condition.
We may be unable to obtain or maintain regulatory approvals for our Products or product candidates, which would prevent us from commercializing our product candidates.
We cannot sell a product without the approval of the FDA, EMA or comparable regulatory authority. Obtaining such approval is difficult, uncertain, lengthy and expensive. Failure can occur at any stage. In order to receive FDA approval for a new drug, we must demonstrate to the FDA’s satisfaction that the new drug is safe and effective for its intended use and that our manufacturing processes comply with cGMPs. Recent disruptions at the FDA and other government agencies caused by changing presidential administrations or funding shortages could hinder their ability to hire, retain or deploy key leadership and other personnel, prevent new or modified product candidates from being developed, reviewed, approved or commercialized in a timely manner or at all, which could negatively impact our business. In addition, policies, regulations, and the type and amount of clinical data that the regulatory authority views as necessary for approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA or comparable foreign regulatory authorities.
Our inability or the inability of our vendors to comply with applicable FDA and other regulatory requirements can result in delays in or denials of new product approvals, suspending or withdrawing our existing regulatory approvals, mandatory modifications to labeling or promotional materials, requirements to provide corrective information to healthcare professionals, warning letters, untitled letters, fines, consent decrees restricting or suspending manufacturing operations, injunctions, civil penalties, recall or seizure of products, product detention or refusing to permit import or export of our products, total or partial suspension of product sales and criminal prosecution. We may seek to commercialize our Products in international markets, which would require us to receive a marketing authorization and, in many cases, pricing approval, from the appropriate regulatory authorities. Approval procedures vary between countries and can require additional pre-clinical or clinical studies. Obtaining approval may take longer than it does in the United States. Although approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by others, failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Any of these or other regulatory actions could materially harm our business and financial condition.
We submitted an NDA for relacorilant as a treatment for patients with hypercortisolism. On December 30, 2025, the FDA issued a CRL declining to approve relacorilant for the proposed use and stating that additional evidence of effectiveness was required. We plan to meet with the FDA to arrive at the best path to approval. We have also submitted an NDA for relacorilant as a treatment, in combination with the chemotherapy medication nab-paclitaxel, for patients with platinum-resistant ovarian cancer with a PDUFA date of July 11, 2026. We have also submitted to the EMA an MAA for relacorilant in combination with nab-paclitaxel as a treatment for patients with platinum-resistant ovarian cancer with a likely regulatory decision date in the fourth quarter of 2026. These applications may be delayed and there is no assurance that they will be approved.
Even if we eventually complete clinical testing and receive approval or other marketing authorization from the FDA or comparable foreign regulatory authority, the FDA or the comparable foreign regulatory authority may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-marketing clinical trials. The FDA or the comparable foreign regulatory authority also may approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally propose, and the FDA or comparable foreign regulatory authority may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would materially and adversely impact our business and prospects. In addition, if we receive regulatory approval for a product candidate, we will be subject to ongoing requirements and oversight by the FDA and other regulatory authorities, such as continued safety and other reporting requirements and possibly post-approval marketing restrictions and additional costly clinical trials. If we are not able to maintain regulatory compliance, we may be required to stop development of a product candidate or to stop selling a product that has already been approved. We may also be subject to product recalls or seizures. Future governmental action or changes in regulatory authority policy or personnel may also result in delays or rejection of pending or anticipated product approvals.
The FDA’s and comparable foreign regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issues by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. The Loper decision also may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which could adversely affect business, operating results, prospects or financial condition.
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
If one of our product candidates receives marketing approval, and we or others later identify undesirable side effects or adverse events, potentially significant negative consequences could result, including but not limited to:
•we may discontinue marketing of the product candidate, or decide to remove it from the marketplace;
•regulatory authorities may suspend, limit or withdraw approvals of such product;
•regulatory authorities may require additional warnings on the label, including “boxed” warnings, or issue safety alerts and other safety information about the product;
•we may be required to change the way the product is administered or conduct additional studies or clinical trials;
•we may need to conduct a recall;
•we may be required to create a Risk Evaluation and Mitigation Strategy, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers and/or other elements to assure safe use;
•the product may become less competitive;
•we may not be able to achieve or maintain third-party payor coverage or adequate reimbursement;
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
We cannot assure investors that a liquid trading market for our common stock will exist at any particular time. As a result, holders of our common stock may not be able to sell shares quickly or at the current market price. During the 52-week period ended February 17, 2026, our average daily trading volume was approximately 1,396,133 shares and the intra-day sales prices per share of our common stock on the Nasdaq Capital Market ranged from $32.99 to $117.33.
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
The guidance we provide as to our expected revenue is only an estimate of what we believe is realizable at the time we give such guidance. Our revenue depends on many factors, including, without limitation, the efficacy of our sales and marketing efforts, the price we receive from private and government payors, competition from alternate treatments for patients with hypercortisolism, including from generic versions of Korlym and changes in government regulations. Our guidance estimate considers all of these factors, but they are difficult to predict. As a result, our revenue may vary materially from our guidance. Research analysts publish estimates of our future revenue and earnings based on their own analysis. The revenue guidance we provide may be one factor they consider when determining their estimates. If our revenue is materially less than the guidance we or the revenue estimates of the research analysts who cover our stock provide investors, our stock price may decline.
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
The federal government of the United States has recently significantly reduced funding for scientific research conducted by the federal government and universities, terminated large numbers of employees at government agencies that support health care research and regulation, including the FDA, Centers for Disease Control and National Institutes of Health, and has passed laws that will, over the next several years, significantly reduce the number of people covered by Medicaid. In addition, President Trump has imposed new tariffs on international trade, increased existing tariffs, and abruptly paused or reversed tariffs in ways that will increase our costs and make planning difficult. The government’s actions have caused economic and regulatory uncertainty and have been adverse to our clinical and commercial efforts.
It is likely the administration will adopt new policies or take new actions that make it more difficult and costly to develop our product candidates. Significant cuts or disruptions to the staffing of government agencies and their budgets may delay review of current and future NDAs and may hamper our ability to advance our other clinical programs. The research programs of our academic collaborators may be canceled or their funding reduced. All of these actions may be taken with little or no advance notice.
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
Additionally, disruptions at the FDA may impede its ability to review applications to start clinical trials, complete reviews of new drug applications, and conduct other activities critical to our business in a timely way or at all. On October 1, 2025, the Congress and the President failed to pass legislation required to fund government activities and, as a consequence, the government shut down and ceased to perform many of its normal functions until November 12, 2025. Regulatory agencies, including the FDA, had to furlough some critical employees and stop some critical activities. Although some of the activities upon which our business relies, including the review of new drug applications, are funded independently by user fees, these fees may not be sufficient, and if a prolonged government shutdown occurs again, it could require the FDA to curtail or cease its activities, which could have a material adverse effect on our business.
Further, a prolonged or future shutdown of the U.S. federal government could materially impact the operations of the SEC. For example, the SEC announced that during the recent U.S. federal government shutdown, it would not declare registration statements effective. In the event of a future extended shutdown, the SEC could operate with limited staff or suspend certain functions altogether, which could delay the review or effectiveness of our filings, including registration statements or other financing-related disclosures. Such delays could adversely affect our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue to fund our operations.
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
The DOJ issued a rule in 2025 entitled, “Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” and known less formally as the “Bulk Transfer Rule.” The Bulk Transfer Rule is codified at 28 CFR part 202 and prohibits and restricts bulk transfers of sensitive personal data (including genetic and health data) to countries of concern, such as China, Russia, and Iran to prevent access by foreign adversaries. It restricts our ability to engage in certain cross-border transactions involving genomic or biological samples and related data, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and may require additional contractual negotiations, which may adversely impact our business, financial condition, and operating results.
In addition, certain state laws govern the privacy and security of health-related and other personal information in certain circumstances, some of which may be more stringent, broader in scope or offer greater individual rights with respect to protected health information than HIPAA and many of which may differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Confidentiality of Medical Information Act imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. Further, the California Consumer Privacy Act (the “CCPA”), revised and amended by the California Privacy Rights Act (the “CPRA” and collectively, the “CCPA”), created individual privacy rights for California consumers and increased the privacy and security obligations of entities handling certain personal information as well as limitation on data uses, audit requirements for higher risk data, and opt outs for certain uses of sensitive data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA is enforced by the California Privacy Protection Agency, which is authorized to issue substantive regulations resulting in increased privacy and information security enforcement. The CCPA may increase our compliance costs and potential liability. Several other states have implemented similar comprehensive privacy laws that took effect in the past year or will take effect in the near future, and states have implemented or are considering laws that specifically focus on the processing of personal data related to individuals’ health, including Washington’s My Health My Data Act and California’s Confidentiality of Medical Information Act. As a result, additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. Additional legislation proposed at the federal level and in other states, along with increased regulatory action, reflect a trend toward more stringent privacy legislation in the United States.
Outside the United States, many jurisdictions have or are in the process of enacting extensive data privacy regulations. In Europe, the GDPR took effect in 2018, and is imposing stringent data protection requirements for controllers and processors of personal data of individuals within the EEA, particularly with respect to clinical trials. The GDPR provides that EEA member states may make further laws and regulations limiting the processing of health data, which could limit our ability to use and share personal data or could cause our costs to increase and harm our business and financial condition. In addition, the GDPR increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. Legal developments have added complexity and compliance uncertainty regarding certain transfers of information from the EEA to the United States. Following EU court decisions, updated standard contractual clauses (“SCCs”) were adopted to account for these judicial decisions, imposing new requirements on data transfers. The revised SCCs must be used for relevant new data transfers from September 27, 2021, and existing SCC arrangements were required to be retired by December 27, 2022. As supervisory authorities issue further guidance on personal data export mechanisms, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Further, on July 10, 2023, the European Commission adopted its adequacy decision on the E.U.-U.S. Data Privacy Framework (“DPF”). The decision, which took effect on the day of its adoption, concludes that the United States ensures an adequate level of protection for personal data transferred from the EEA to companies certified to the DPF. It is currently unclear how the future of DPF will evolve and what impact it will have on our international activities. The GDPR imposes substantial fines for breaches of data protection requirements, which can be up to four percent of global revenue for the preceding financial year or

€20 million, whichever is greater, and it also confers a private right of action on data subjects for breaches of data protection requirements. Compliance with European data protection laws is a rigorous and time intensive process that may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our European activities. From January 1, 2021, we have had to comply with the GDPR and separately the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law, each regime having the ability to fine up to the greater of €20 million/£17.5 million or 4 percent of global turnover. It is unclear how UK data protection laws and regulations will develop in the medium to longer term and these changes may lead to additional costs and increase our overall risk exposure. In addition, on June 19, 2025, the UK’s Data (Use and Access) Act 2025 (the “DUAA”) was granted Royal Assent, implementing various measures concerning data usage in the UK and reforming data protection laws. The provisions within the DUAA will come into force through 2026, and it is currently unclear how the DUAA will be implemented and what impact it will have on our international activities.
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
As of February 17, 2026, our officers and directors beneficially owned approximately 21 percent of our common stock. Acting together, these stockholders could significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling stockholders.
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
The Audit Committee of our Board of Directors oversees cybersecurity. This committee meets regularly with Corcept management and reports to the Board of Directors.
See “Risk Factors – General Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our information security systems.
ITEM 2. PROPERTIES
We lease 50,632 square feet of office space in Redwood City, California for our corporate facilities. In December 2025, we exercised an expansion option of this lease for additional office space of 40,884 square feet, which commenced during the first quarter of 2026. Our current lease expires in June 2030.
ITEM 3. LEGAL PROCEEDINGS
Purported Securities Class Action
On February 20, 2026, a purported securities class action complaint was filed in the U.S. District Court for the Northern District of California by the Allegheny County Employees’ Retirement System (Allegheny County Employees’ Retirement System v. Corcept Therapeutics Incorporated, et al., Case No. 3:26-cv-1525). The complaint names Corcept and certain of its executive officers as defendants asserting violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and alleges, among other things, that the defendants made or are responsible for making false and materially misleading statements and omissions regarding our NDA for our product candidate, relacorilant, as a treatment for patients with hypercortisolism. The complaint asserts a putative class period stemming from October 31, 2024, to December 30, 2025 and seeks damages, attorneys’ fees and costs and unspecified relief. We will vigorously defend ourselves against this lawsuit.
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
Trial was held in September 2023, before Judge Renee Marie Bumb in the D.N.J. regarding infringement of the ’214 patent and U.S. Patent No. 10,842,800 (the “’800 patent”). On December 29, 2023, Judge Bumb ruled that Teva’s proposed generic product would not infringe either of these patents. Teva launched its generic product in January 2024. We appealed the District Court’s ruling to the United States Court of Appeals for the Federal Circuit, which heard oral argument in the matter on July 7, 2025. On February 19, 2026, the appellate court affirmed the District Court’s ruling, finding no infringement of either the ’214 or the ’800 patent.
We will continue to vigorously enforce our intellectual property rights relating to Korlym.
Antitrust Litigation
On June 13, 2024, Teva filed a complaint in the Northern District of California, captioned Teva Pharmaceuticals USA, Inc. v. Corcept Therapeutics, Inc., et al. (N.D. Cal.), Case No. 5:24-cv-03567 (the “Teva Antitrust Litigation”). This lawsuit names, as defendants, Corcept and Optime Care, Inc. (“Optime”), the specialty pharmacy that previously served as our exclusive specialty pharmacy services vendor dispensing Korlym and the authorized generic version of Korlym and performing related pharmacy and patient support services. The lawsuit alleges, among other things, that Corcept and Optime violated federal and state laws related to antitrust and unfair business practices. On September 12, 2025, the District Court granted in part and denied in part defendants’ motion to dismiss the lawsuit, thereby dismissing some of Teva’s claims and theories. Teva subsequently filed a Second Amended Complaint (“SAC”) reasserting some of its state law claims, and, later, a Third Amended

Complaint (“TAC”) adding claims related to Corcept’s agreement with the new specialty pharmacy vendor to which we transferred specialty pharmacy services in 2025. Corcept and Optime have filed motions to dismiss portions of Teva’s SAC and TAC. The District Court held a hearing on these motions on February 18, 2026, following which the court set a new date for trial of this matter. The case is now scheduled for trial in March 2027. We cannot predict when the Court will issue its opinion on, or the outcome of, the motions to dismiss.
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
November 2021 Records Subpoena
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
Stockholders of Record and Dividends
As of February 17, 2026, we had 106,374,020 shares of common stock outstanding held by 763 stockholders of record. Because almost all of our common stock is held by brokers, nominees and other institutions on behalf of stockholders, we are unable to estimate the actual number of our stockholders. We have never declared or paid cash dividends. We do not anticipate paying cash dividends in the foreseeable future.
Sale of Unregistered Securities
None.
Repurchases of Securities
The following table contains information relating to the purchases of our common stock in the three months ended December 31, 2025 as part of the cashless net exercises of stock options and vesting of restricted stock (in thousands, except average price per share):

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Purchase Price of Shares(2)

October 1, 2025 to October 31, 2025	11	$83.32	$932
November 1, 2025 to November 30, 2025	43	75.76	3,228
December 1, 2025 to December 31, 2025	468	83.54	39,136
Total	522	$82.90	$43,296

(1) In October 2025, we issued 1,305 shares of common stock as part of net-share settlement of cashless option exercises, of which 651 shares were surrendered to us in satisfaction of related exercise cost and tax obligations. In November 2025, we issued 73,367 shares of common stock as part of net-share settlement of cashless option exercises, of which 13,285 shares were surrendered to us. In December 2025, we issued 851,592 shares of common stock as part of net-share settlement of cashless option exercises, of which 453,574 shares were surrendered to us.
In October 2025, we issued 30,033 shares of common stock as part of restricted stock vesting, of which 10,538 shares were surrendered to us in satisfaction of related tax obligations. In November 2025, we issued 82,994 shares of common stock as part of restricted stock vesting, of which 29,325 shares were surrendered to us. In December 2025, we issued 43,368 shares of common stock as part of restricted stock vesting, of which 14,893 shares were surrendered to us.

(2) We paid $36.5 million to satisfy the tax withholding obligations associated with the net-share settlement of these cashless option exercises and restricted stock vesting.
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
We make statements in this section that are “forward-looking” within the meaning of the federal securities laws. For a complete discussion of such statements and the potential risks and uncertainties that may affect their accuracy, see the “Risk Factors,” “Overview” and “Liquidity and Capital Resources” sections of this Form 10-K. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 are not included, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Hypercortisolism (Cushing’s syndrome)
Our Products. We sell our Products using sales representatives to call on physicians caring for patients with hypercortisolism. We also have a field-based force of medical science liaisons. From 2017 until 2025, we used an exclusive specialty pharmacy vendor, Optime and a specialty distributor to distribute our Products and provide logistical support to physicians and patients. In June 2025, we notified Optime that it would cease to be our exclusive specialty pharmacy and in October 2025, we delivered a notice of termination of our agreement with them, effective January 8, 2026. In the fourth quarter of 2025, substantially all of our specialty pharmacy services were transferred from Optime to Curant. After the first quarter of 2026, Optime will no longer provide specialty pharmacy services related to our Products. Our policy is that no patient with hypercortisolism will be denied access to our Products for financial reasons. To help us achieve that goal, we have patient support programs and donate money to independent charitable foundations that help patients pay for all aspects of their hypercortisolism care, whether or not that care includes taking our Products.
Because most people who suffer from hypercortisolism are undiagnosed or inadequately treated, we have developed and continue to refine and expand programs to educate physicians and patients about screening for hypercortisolism and the role our Products can play in treating patients with the disorder. In 2023 and 2024, we conducted the CATALYST study to determine the prevalence of hypercortisolism in patients with difficult-to-control diabetes (defined as HbA1c of 7.5 percent or higher) despite receiving optimum treatment. Of the 1,057 patients enrolled in the first phase of CATALYST, 23.8 percent were found to have hypercortisolism. These patients were offered the chance to enter CATALYST’s second phase, in which 136 eligible patients were randomized 2:1 to receive either Korlym or placebo for 24 weeks. The primary endpoint of CATALYST’s second phase was a reduction in HbA1c in patients who received Korlym compared to patients who received placebo. CATALYST met this primary endpoint. Patients who received Korlym exhibited a clinically meaningful and statistically significant decrease in HbA1c of 1.47 percent, compared to a decrease of 0.15 percent in patients who received placebo (p-value: < 0.0001). This phase of the trial also met its secondary endpoints. Patients who received Korlym exhibited significantly greater reductions in body weight (5.1 kg; p-value: 0.001) and waist circumference (5.1 cm; p-value: 0.002) than patients who received placebo. The safety profile of Korlym in CATALYST was manageable and consistent with the medication’s label: No new side effects or adverse events were identified.
CATALYST’s results were published in Diabetes Care (Buse et al., April 2025 (first phase) and DeFronzo et al., June 2025 (second phase)), the peer-reviewed journal of the American Diabetes Association.
To determine the prevalence of hypercortisolism in patients with resistant hypertension, we initiated the MOMENTUM trial in March 2025. Resistant hypertension is defined by the American Heart Association as systolic blood pressure greater than 130mm Hg and diastolic blood pressure greater than 80mm Hg despite the use of three or more antihypertensive medications of different classes, including a diuretic. MOMENTUM completed enrollment of over 1,000 patients in December 2025. Enrollment is closed.

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
In December 2024, we submitted a NDA to the FDA seeking approval to market relacorilant as a treatment for patients with endogenous hypercortisolism. The NDA was based on positive results from our pivotal GRACE trial, with confirmatory evidence from our Phase 3 GRADIENT trial, our Phase 3 long-term extension study and our Phase 2 study. Patients in these trials exhibited clinically meaningful improvements in a wide range of hypercortisolism signs and symptoms, including hypertension, glucose control, weight and body composition. Relacorilant has been well-tolerated in all of its clinical trials. Notably, patients did not experience some of the serious adverse events that can arise in patients taking Korlym or other currently approved treatments.
On December 30, 2025, the FDA issued a CRL declining to approve relacorilant. While the letter acknowledged that our GRACE trial had met its primary endpoint and that our GRADIENT trial had provided confirmatory evidence, the FDA stated that additional evidence of efficacy would be required for approval. We are working with the FDA to determine relacorilant’s optimal path to approval.
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
In the open-label phase, patients experienced clinically meaningful and statistically significant improvements in a wide-array of hypercortisolism signs and symptoms, including hypertension, hyperglycemia, weight, waist circumference, fat and lean body mass, cognition and Cushing’s Quality of Life score. Rapid and sustained improvements in SBP and DBP were observed in all patients with hypertension, with an improvement in mean SBP of 7.9 mm Hg and mean DBP of 5.4 mm Hg at 22 weeks (p-values: <0.0001). During the open-label phase, 63 percent of patients with hypertension met the study’s response criteria. The improvements were even greater in the patients with hypertension who entered the randomized withdrawal phase, with reductions in SBP of 12.6 mm Hg and DBP of 8.3 mm Hg (p-values: <0.0001). To ensure accuracy, hypertension was measured by 24-hour ABPM.
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
GRADIENT patients with hyperglycemia who received relacorilant experienced clinically meaningful and statistically significant improvements in glucose metabolism, including fasting glucose (placebo-adjusted reduction of 22.2 mg/dL; p-value 0.002), area under the curve of the oral glucose tolerance test (placebo-adjusted reduction of 2.6 h*mmol/L; p-value 0.046) and HbA1c (placebo-adjusted reduction of 0.3 percent; p-value 0.019), compared to those who received placebo. These patients also experienced clinically meaningful and statistically significant improvements in body weight (placebo-adjusted reduction of 3.9 kg; p-value: 0.0001) and visceral adipose fat mass and volume (p-values: 0.018 and 0.016, respectively), compared to patients who received placebo.
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
The FDA and the EC have designated relacorilant as an orphan drug for the treatment of hypercortisolism. In the United States, relacorilant’s orphan designation confers tax credits, reduced regulatory fees and, provided we obtain approval for the treatment of patients with hypercortisolism, seven years of exclusive marketing rights. Benefits of orphan drug designation by the EC are similar but include protocol assistance from the EMA, access to the centralized marketing authorization procedure in the EU and, if we obtain approval, ten years of exclusive marketing rights in the EU for the treatment of patients with hypercortisolism.
Oncology
There is substantial evidence that cortisol activity at the GR reduces the efficacy of certain anti-cancer therapies and that modulating cortisol’s activity may help anti-cancer treatments achieve their intended effect. In some cancers, cortisol retards cellular apoptosis – the tumor-killing effect many treatments are meant to stimulate. In other cancers, cortisol activity promotes tumor growth. Cortisol also suppresses the body’s immune response; activating – not suppressing – the immune system is beneficial in fighting certain cancers. Many types of solid tumors express the GR and are potential targets for cortisol modulation therapy, among them ovarian, endometrial, cervical, pancreatic and prostate cancers.
Relacorilant in Combination with Chemotherapy. In July 2025, we submitted an NDA seeking approval to market relacorilant plus the chemotherapy medication nab-paclitaxel as a treatment for patients with platinum-resistant ovarian cancer in the United States. In September 2025, the FDA accepted our NDA for filing and assigned a PDUFA date of July 11, 2026. In October 2025, we submitted an MAA to the EMA seeking approval in the European Union. Our NDA and MAA are both based on positive results from our pivotal Phase 3 ROSELLA and Phase 2 trials, in which patients exhibited clinically meaningful improvements in PFS and OS. In both trials, relacorilant was well-tolerated and did not increase the safety burden of patients who took it.
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

ROSELLA met its dual primary endpoints – PFS as assessed by blinded independent central review and OS. In March 2025, we announced that ROSELLA had met its PFS endpoint. Patients treated with relacorilant in addition to nab-paclitaxel experienced a clinically and statistically significant 30 percent reduction in risk of disease progression compared to patients treated with nab-paclitaxel alone (hazard ratio: 0.70; p-value: 0.008). PFS improvement as assessed by ROSELLA’s clinical investigators was also positive (hazard ratio: 0.71; p-value: 0.0030). In January 2026, we announced that ROSELLA had met its OS primary endpoint. Patients treated with relacorilant in addition to nab-paclitaxel chemotherapy experienced a clinically and statistically significant 35 percent reduction in the risk of death compared to patients treated with nab-paclitaxel alone (hazard ratio: 0.65; p-value: 0.0004). The median OS for patients receiving relacorilant was 16.0 months, compared to 11.9 months for patients receiving nab-paclitaxel alone. Importantly, both PFS and OS benefits were seen in all clinically relevant patient subgroups, including those with poor prognoses.
Relacorilant in combination with nab-paclitaxel was well-tolerated, consistent with its known safety profile. Importantly, relacorilant conferred its benefit without increasing the safety burden of the patients who received it. The type, frequency and severity of adverse events in the combination arm were comparable to those in the nab-paclitaxel monotherapy arm.
The results from ROSELLA were published in The Lancet (Olawaiye et al., June 2025).
ROSELLA’s results are consistent with the positive results of our Phase 2 trial, a 178-patient, controlled, multi-center, trial of relacorilant combined with nab-paclitaxel in patients with platinum-resistant ovarian cancer. Phase 2 study participants were randomized to one of three treatment arms: 60 women received 150 mg of relacorilant intermittently (the day before, the day of and the day after their weekly nab-paclitaxel infusion) and 58 women received a daily relacorilant dose of 100 mg per day in addition to nab-paclitaxel. Sixty women received nab-paclitaxel alone. The trial’s primary endpoint was PFS.
Patients in both relacorilant plus nab-paclitaxel treatment arms of the Phase 2 trial experienced longer PFS than did patients who received nab-paclitaxel alone. Patients who received a higher dose of relacorilant intermittently exhibited a statistically significant improvement in median PFS (5.6 months versus 3.8 months, hazard ratio: 0.66; p-value: 0.038). Patients who received a lower dose of relacorilant daily exhibited a median PFS that was 1.5 months longer than did the patients who received nab-paclitaxel alone (5.3 months versus 3.8 months, hazard ratio: 0.83; p-value: not significant). Patients who received relacorilant intermittently also had a longer median DoR (5.6 months versus 3.7 months, hazard ratio: 0.36; p-value: 0.006) compared to those who received nab-paclitaxel alone. Patients who received relacorilant intermittently also lived longer (median OS: 13.9 months versus 12.2 months, hazard ratio: 0.67; p-value: 0.066) compared to those who received nab-paclitaxel alone.
As was the case in ROSELLA, the addition of relacorilant to treatment with nab-paclitaxel did not increase patients’ safety burden. The safety and tolerability of relacorilant and nab-paclitaxel combination treatment was comparable to nab-paclitaxel monotherapy alone.
The final analysis from our Phase 2 trial was published in the Journal of Clinical Oncology (Colombo et al., 2023), the premiere journal of the American Society of Clinical Oncology.
In April 2025, we initiated a Phase 2 trial, BELLA, which has three parts. In December 2025, Part A completed enrollment of 95 patients with platinum-resistant ovarian cancer. Part A will evaluate the efficacy and safety of treatment with relacorilant plus nab-paclitaxel and bevacizumab. Part B has a planned enrollment of 90 patients with platinum-sensitive ovarian cancer, whose disease had progressed while receiving treatment with a PARP-inhibitor. Part B will evaluate the efficacy and safety of treatment with relacorilant plus nab-paclitaxel and bevacizumab. Part C has a planned enrollment of 90 patients with endometrial cancer who have received one or two prior lines of therapy. Part C will evaluate the efficacy and safety of treatment with relacorilant plus nab-paclitaxel.
In December 2025, we initiated a Phase 2 trial, TRIDENT, with a planned enrollment of 50 patients with pancreatic cancer, who have not received prior therapy for metastatic disease. TRIDENT will evaluate the efficacy and safety of treatment with relacorilant plus nab-paclitaxel and gemcitabine.
In collaboration with the Paris-based academic research cooperative ARCAGY-GINECO, we will initiate, in the first quarter of 2026, a Phase 2 trial, STELLA, in 50 patients with cervical cancer, who have received one or two prior lines of therapy. STELLA will evaluate the efficacy and safety of treatment with relacorilant plus nab-paclitaxel.
The EC has designated relacorilant as an orphan drug for the treatment of ovarian and pancreatic cancers.
Nenocorilant in Combination with Immunotherapy. Immunotherapy harnesses the body’s immune system to identify and destroy cancer cells. We are testing the potential of our proprietary, selective cortisol modulator, nenocorilant to treat cancer by reducing cortisol-activated immune suppression and thereby help the patient’s immune system reduce or eradicate tumors while they receive immunotherapy. In December 2025, we initiated a Phase 1b trial, SYNERGY, with a planned enrollment of 30 patients with solid tumors to evaluate the efficacy and safety of treatment with nenocorilant plus nivolumab (a PD-1 checkpoint inhibitor).
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
Metabolic Diseases
Liver Disease. MASH is an advanced form of metabolic dysfunction-associated fatty liver disease that afflicts millions of patients and is a leading cause of liver-related mortality. Our Phase 1b trial of the selective cortisol modulator miricorilant as a potential treatment for MASH identified a dosing regimen that reduced liver fat, improved liver health and key metabolic and lipid measures and was well-tolerated. Following these compelling results, we initiated a randomized, double-blind, placebo-controlled, Phase 2b trial, MONARCH, of miricorilant in patients with MASH in October 2023. MONARCH has two patient cohorts: Cohort A enrolled 82 patients with biopsy-confirmed MASH, randomized 2:1 to receive either 100 mg of miricorilant twice weekly or placebo for 48 weeks. The primary endpoint of Cohort A is reduction in liver fat, with MASH resolution and fibrosis improvement being key secondary endpoints. Cohort B enrolled 93 patients with presumed MASH, randomized 2:1 to receive either 100 mg of miricorilant twice weekly for 6 weeks and then 200 mg of miricorilant twice weekly for 18 weeks or placebo for 24 weeks. The primary endpoint of Cohort B is reduction in liver fat. Enrollment in both cohorts is complete.
ALS
ALS, also known as Lou Gehrig’s disease, is a devastating neuromuscular illness. Our selective cortisol modulator dazucorilant improved motor performance and reduced neuroinflammation and muscular atrophy in an animal model of ALS. Following these compelling results, we initiated a Phase 2 trial, DAZALS, of dazucorilant in patients with ALS. Two hundred forty-nine patients were randomized on a double-blind basis 1:1:1 to receive either 150 mg of dazucorilant, 300 mg of dazucorilant or placebo daily for 24 weeks. Upon completion of the trial, patients were eligible to enter an open-label, long-term extension study, in which they receive 300 mg of dazucorilant for up to 132 weeks.
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
Dazucorilant has demonstrated a manageable safety profile, with 92 percent of adverse events being mild to moderate in severity. The frequency of severe and serious adverse events in patients who received dazucorilant was similar to those who received placebo. Mild to moderate, dose-related, transient abdominal pain was the most common adverse effect. The open-label, long-term extension study, which enrolled 118 patients, is continuing. We are currently conducting a study in patients with ALS to determine whether dose titration will reduce instances of abdominal pain and allow more patients to benefit from dazucorilant. Following completion of this study, we expect to start a pivotal Phase 3 trial in 2026.
The FDA has granted dazucorilant Fast Track Designation and orphan drug status for the treatment of ALS in the United States.
Development of Other Selective Cortisol Modulators
We continue to create new selective cortisol modulators and advance the most promising of them towards the clinic.
Inflation Reduction Act of 2022
The IRA was enacted on August 16, 2022. The IRA includes provisions requiring manufacturers to pay a rebate to the CMS if the price of a Medicare Part B or Part D drug increases faster than the rate of inflation. In addition, the IRA shifts a portion of the Medicare beneficiary costs formerly borne by the government and beneficiaries to manufacturers in the form of limitations on price increases and rebates paid to the government. We anticipate this provision will limit the revenue we receive from Medicare patients and may materially reduce our profits in 2026 and beyond. The IRA permits CMS to negotiate prices for certain high-expenditure Medicare Part B or Part D drugs.
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
Net product revenue was $761.4 million for the year ended December 31, 2025, compared to $675.0 million and $482.4 million for the years ended December 31, 2024 and 2023, respectively. The increase for the year ended December 31, 2025 compared to 2024 was driven by a 37.0 percent increase in sales volume, partially offset by a 17.7 percent decrease in average price due to higher sales volume from our authorized generic version of Korlym. The decrease in average price was partially offset by a price increase of our Products in August 2025. For the year ended December 31, 2025, net product revenue would have been materially higher had our primary specialty pharmacy vendor been able to fully meet demand for our Products.
Cost of sales – Cost of sales includes the cost of API, tableting, packaging, personnel, overhead, stability testing and distribution.
Cost of sales was $13.0 million for the year ended December 31, 2025, compared to $10.9 million and $6.5 million for the years ended December 31, 2024 and 2023, respectively. Cost of sales as a percentage of revenue was 1.7 percent, 1.6 percent and 1.3 percent for each of the years ended December 31, 2025, 2024 and 2023, respectively. The increase of cost of sales as a percentage of revenue for the year ended December 31, 2025 compared to 2024 was primarily due to a decrease in the average selling price of our Products.
Research and development expense – Research and development expense includes the cost of (1) recruiting and compensating development personnel, (2) clinical trials, (3) manufacturing investigational drug products, (4) preclinical studies, (5) drug discovery research and (6) the development of new drug formulations and manufacturing processes.
Research and development expense was $254.9 million for the year ended December 31, 2025, compared to $246.9 million and $184.4 million for the years ended December 31, 2024 and 2023, respectively. The increase for the year ended December 31, 2025 compared to 2024 was primarily due to increased expenses related to the advancement of our development programs and employee compensation expenses, partially offset by decreased expenses related to development programs that are nearing completion.

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Development programs:
Oncology	$46,397	$52,699	$41,433
Cushing’s syndrome	93,108	65,215	41,196
Metabolic diseases	36,500	40,124	36,104
Pre-clinical and early-stage selective cortisol modulators and ALS	21,124	41,048	30,852
Unallocated activities, including manufacturing and regulatory activities	34,969	30,072	19,366
Stock-based compensation	22,810	17,729	15,402
Total research and development expense	$254,908	$246,887	$184,353

It is difficult to predict the timing and cost of development activities, which are subject to many uncertainties and risks, including inconclusive or negative results, slow patient enrollment, adverse side effects and difficulties in the formulation or manufacture of study drugs and lack of drug-candidate efficacy. In addition, clinical development is subject to government oversight and regulations that may change without notice. We expect our research and development expense to be higher in 2026 than in 2025 as our clinical programs advance and we initiate new clinical trials. Research and development spending in future years will depend on the outcome of our pre-clinical and clinical trials and our development plans.
Selling, general and administrative expense – Selling, general and administrative expense includes (1) recruiting and compensating commercial and administrative personnel, (2) the cost of vendors supporting commercial activities and (3) legal and accounting fees.
Selling, general and administrative expense for the years ended December 31, 2025, 2024 and 2023 was $448.7 million, $280.3 million and $184.3 million, respectively. The increase for the year ended December 31, 2025 compared to 2024 was primarily due to increased sales and marketing activities and employee compensation expenses to support commercialization of our existing and potential future products.
We expect our selling, general and administrative expense to be higher in 2026 than in 2025 due to increased commercial and administrative activities to support our increased sales and marketing efforts.
Interest and other income – Interest and other income for the years ended December 31, 2025, 2024 and 2023 was $21.7 million, $24.5 million and $17.3 million, respectively, and consisted primarily of interest income from marketable securities. The decrease for the year ended December 31, 2025 compared to 2024 was due to market-wide decreases in interest rates and foreign currency transaction losses due to unfavorable changes in the U.S. dollar exchange rate to settle foreign currency-denominated monetary assets and liabilities.
Income tax benefit (expense) – Income tax benefit (expense) for the years ended December 31, 2025, 2024, and 2023 was $33.2 million, $(20.3) million, and $(18.4) million, respectively. The change in income tax expense for the year ended December 31, 2025 resulting in an income tax benefit compared to an income tax expense in 2024 was primarily due to increased stock compensation deductions and decreased pretax income.
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
As of December 31, 2025, we had cash, cash equivalents and marketable securities of $532.4 million, consisting of cash and cash equivalents of $120.5 million and marketable securities of $411.9 million, compared to cash, cash equivalents and marketable securities of $603.2 million, consisting of cash and cash equivalents of $127.7 million and marketable securities of $475.5 million as of December 31, 2024.
The cash in our bank accounts and our marketable securities could be reduced or our access to them restricted if the financial institutions holding them were to fail or severely adverse conditions were to arise in the markets for public or private debt securities. We have never experienced a material lack of access to cash or material realized losses.
Net cash provided by operating activities for the years ended December 31, 2025, 2024 and 2023 was $142.0 million, $198.3 million and $126.7 million, respectively. The decrease for the year ended December 31, 2025 compared to 2024 was primarily due to lower net income resulting from higher operating expenses to support increased sales and marketing activities.
Net cash provided (used in) by investing activities for the years ended December 31, 2025, 2024 and 2023 was $69.8 million, $(177.6) million and $90.9 million, respectively. The change for the year ended December 31, 2025 compared to 2024 was primarily due to a higher allocation of cash proceeds from maturities of marketable securities towards cash equivalents to purchase shares in connection with our Stock Repurchase Program.
Net cash used in financing activities was $220.4 million, $28.3 million and $148.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. In the year ended December 31, 2025, we spent $245.9 million acquiring shares of our common stock, comprised of $172.9 million pursuant to our Stock Repurchase Program, $56.8 million acquiring shares of our common stock in connection with the net exercise of employee and director stock options and $16.1 million to satisfy tax withholding requirements from vesting of restricted stock grants, offset by $15.9 million net cash received from the exercise of stock options and $9.6 million received in connection with our ESPP. For the year ended December 31, 2024, we spent $38.0 million acquiring shares of our common stock, comprised of $17.0 million acquiring shares of our common stock in connection with the net exercise of employee and director stock options, $15.7 million pursuant to our Stock Repurchase Program and $5.3 million to satisfy tax withholding requirements from vesting of restricted stock grants, offset by $5.5 million received in connection with our ESPP and $4.2 million net cash received from the exercise of stock options.
As of December 31, 2025, we had retained earnings of $643.4 million.
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
Government Rebates
Our Products are eligible for purchase by, or qualify for reimbursement from, Medicaid, Medicare and other government programs that are eligible for rebates on the price they pay for our Products. To determine the appropriate amount to reserve against these rebates, we identify our Products sold to patients covered by government-funded programs, apply the applicable government discount to these sales, then estimate utilization of such programs by government payors. We (i) deduct this reserve from revenue in the period to which the rebates relate and (ii) include in accrued expenses on our consolidated balance sheet a current liability of equal amount.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our investment activities is to preserve capital. As of December 31, 2025, the fair value of our cash and cash equivalents and marketable securities was $532.4 million. Our marketable securities consisted of corporate notes, commercial paper, U.S. Treasury and government agency securities and money market funds invested in short-term U.S. Treasury securities maintained at major U.S. financial institutions. To minimize our exposure to interest rate and other market risks, we have limited the maturities of our investments to less than three years, with the duration of our portfolio not to exceed two years. Additionally, except for securities issued by the United States government or its agencies, securities of any one issuer may not make up more than ten percent of our portfolio’s market value. Due to the short-term nature and high liquidity of these instruments, an increase or decrease in market interest rates by 25 basis points would not have a material impact on the total value of our portfolio as of December 31, 2025.
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
As of December 31, 2025, our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of December 31, 2025, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2025.
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
(d) Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Corcept Therapeutics Incorporated
Opinion on Internal Control Over Financial Reporting
We have audited Corcept Therapeutics Incorporated’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Corcept Therapeutics Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 24, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Mateo, California
February 24, 2026
ITEM 9B. OTHER INFORMATION
Insider Trading Arrangements
During the quarter ended December 31, 2025, none of directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sales of our securities that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended, or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, other than as set forth in the table below.

Name	Position	Action	Adoption Date	Total Shares of Common Stock to be Sold	Expiration Date(1)

Sean Maduck	President, Corcept Endocrinology	Adoption	12/8/2025	Up to 600,000	6/30/2027
Atabak Mokari	Chief Financial Officer	Adoption	12/12/2025	Up to 200,000	3/14/2027
(1) Each trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Certain information required by Part III is omitted from this Form 10-K because we expect to file with the United States Securities and Exchange Commission, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, a definitive proxy statement (“Proxy Statement”), pursuant to Regulation 14A in connection with the solicitation of proxies for our 2026 Annual Meeting of Stockholders, and certain information included therein is incorporated herein by reference.
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

10.18†	Employment offer letter to Atabak Mokari, dated March 1, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 1, 2021).

10.19†
Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Atabak Mokari, dated March 1, 2021 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 1, 2021).

10.20†	Employment offer letter to William Guyer, dated July 2, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Annual Report on Form 10-K filed on February 15, 2022).

10.21†
Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and William Guyer, dated February 9, 2022 (incorporated by reference to Exhibit 10.2 to the registrant’s Annual Report on Form 10-K filed on February 15, 2022).

10.22
Sublease by and between Zuora, Inc. and Corcept Therapeutics Incorporated, entered into as of April 12, 2024 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on May 1, 2024).

10.23	First Amendment to Sublease by and between Zuora, Inc. and Corcept Therapeutics Incorporated, entered into as of December 9, 2025

Exhibit Number	Description of Document

10.24##^	Master Pharmacy Services Agreement, effective as of June 13, 2025, between Corcept Therapeutics Incorporated and Curant Health Georgia, LLC.

10.25##	Statement of Work No. 1 to Master Pharmacy Services Agreement, dated June 13, 2025, between Corcept Therapeutics Incorporated and Curant Health Georgia, LLC.

10.26	First Amendment to the Statement of Work No. 1, dated October 10, 2025, between Corcept Therapeutics Incorporated and Curant Health Georgia, LLC.

10.27##	Second Amendment to the Statement of Work No. 1, dated December 18, 2025, between Corcept Therapeutics Incorporated and Curant Health Georgia, LLC.

19
Corcept Therapeutics Incorporated Insider Trading Policy and 10b5-1 Trading Plan Guidelines (incorporated by reference to Exhibit 10.36 to the registrant’s Annual Report on Form 10-K filed on February 15, 2024).

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (See signature page)

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Joseph K. Belanoff, M.D.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Atabak Mokari

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Joseph K. Belanoff, M.D.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Atabak Mokari

97	Corcept Therapeutics Incorporated Compensation Clawback Policy (incorporated by reference to Exhibit 97 to the registrant’s Annual Report on Form 10-K filed on February 15, 2024).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

#	Confidential treatment granted
##	Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) information that the registrant treats as private or confidential. The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.
^	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
†	Management contract or compensatory plan or arrangement
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

By:	/s/ JOSEPH K. BELANOFF
Joseph K. Belanoff, M.D.
Chief Executive Officer and President
Date:	February 24, 2026
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
Pursuant to the requirements of the Exchange Act, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOSEPH K. BELANOFF	Chief Executive Officer, President and Director	February 24, 2026
Joseph K. Belanoff, M.D.	(Principal Executive Officer)

/s/ ATABAK MOKARI	Chief Financial Officer	February 24, 2026
Atabak Mokari	(Principal Financial Officer)

/s/ JOSEPH DOUGLAS LYON	Chief Accounting and Technology Officer	February 24, 2026
Joseph Douglas Lyon	(Principal Accounting Officer)

/s/ JAMES N. WILSON	Director and Chairman of the Board of Directors	February 24, 2026
James N. Wilson

/s/ GREGG ALTON	Director	February 24, 2026
Gregg Alton

/s/ G. LEONARD BAKER, JR.	Director	February 24, 2026
G. Leonard Baker, Jr.

/s/ DAVID L. MAHONEY	Director	February 24, 2026
David L. Mahoney

/s/ JOSHUA MURRAY	Director	February 24, 2026
Joshua Murray

/s/ KIMBERLY PARK	Director	February 24, 2026
Kimberly Park

/s/ DANIEL N. SWISHER, JR	Director	February 24, 2026
Daniel N. Swisher, Jr.

CORCEPT THERAPEUTICS INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Corcept Therapeutics Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Corcept Therapeutics Incorporated (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2026 expressed an unqualified opinion thereon.
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

Net Product Revenue - Accounting for Government Rebates
Description of the Matter
As of December 31, 2025, accrued government rebates were $38.2 million, and the Company recognized $87.9 million in revenue reductions associated with rebates during the year-ended December 31, 2025. As discussed in Note 1 to the consolidated financial statements, the Company recognizes revenues net of government rebates and accrues for rebates in the same period the product is sold. However, third-party reporting and payment of the rebate amount occur on a time lag. Allowances for rebates include mandated discounts due to the Company’s participation in various government health care programs. The Company estimates accrued rebates, considering actual revenue, formulaic rebate rates, historical payment experience and expected utilization under each program, and changes in product pricing and information regarding changes in program regulations and guidelines.

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

To test government rebates, our audit procedures included, among others, evaluating the methodologies, key assumptions, and testing the underlying data used by the Company. We performed analytics on the Company’s net product revenue. We evaluated the reasonableness of management’s assumptions by comparing against historical trends, evaluated the change in estimated accruals from the prior periods, and assessed the historical accuracy of the Company’s estimates against actual results. We utilized government pricing specialists in evaluating the Company’s application of government rebate program regulations and calculations of government prices used to estimate rebates during the year ended December 31, 2025.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2001.
San Mateo, California
February 24, 2026

CORCEPT THERAPEUTICS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$120,495	$127,665
Short-term marketable securities	251,657	255,669
Trade receivables, net of allowances	59,786	53,976
Inventory	12,868	12,412
Prepaid expenses and other current assets	40,658	21,880
Total current assets	485,464	471,602
Strategic inventory	11,094	3,583
Operating lease right-of-use asset	4,583	5,324
Property and equipment, net	1,890	2,689
Long-term marketable securities	160,270	219,831
Other assets	5,153	6,610
Deferred tax assets, net	168,197	130,914
Total assets	$836,651	$840,553
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,444	$15,376
Accrued research and development expenses	33,954	33,868
Accrued and other liabilities	90,603	90,700
Short-term operating lease liability	1,084	829
Total current liabilities	166,085	140,773
Long-term operating lease liability	5,023	6,107
Long-term accrued government rebates	2,562	—
Long-term accrued income taxes payable	15,176	14,084
Total liabilities	188,846	160,964
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000 shares authorized and no shares outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, par value $0.001 per share, 280,000 shares authorized and 142,518 issued and 105,966 outstanding as of December 31, 2025 and 137,753 shares issued and 105,113 outstanding as of December 31, 2024	140	136
Treasury stock; at cost; 36,552 shares of common stock as of December 31, 2025 and 32,640 shares of common stock as of December 31, 2024	(966,586)	(696,173)
Additional paid-in capital	968,600	832,108
Accumulated other comprehensive income (loss)	2,264	(217)
Retained earnings	643,387	543,735
Total stockholders’ equity	647,805	679,589
Total liabilities and stockholders’ equity	$836,651	$840,553
The accompanying notes are an integral part of these consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Product revenue, net	$761,407	$675,040	$482,375
Operating expenses:
Cost of sales	12,977	10,882	6,481
Research and development	254,908	246,887	184,353
Selling, general and administrative	448,725	280,320	184,259
Total operating expenses	716,610	538,089	375,093
Income from operations	44,797	136,951	107,282
Interest and other income	21,666	24,542	17,275
Income before income taxes	66,463	161,493	124,557
Income tax benefit (expense)	33,189	(20,284)	(18,417)
Net income	$99,652	$141,209	$106,140

Net income attributable to common stockholders	$98,171	$139,733	$105,496

Basic net income per common share	$0.95	$1.35	$1.02

Diluted net income per common share	$0.82	$1.23	$0.94

Weighted-average shares outstanding used in computing net income per common share
Basic	103,862	103,232	103,560
Diluted	119,987	113,480	111,742
The accompanying notes are an integral part of these consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Net income	$99,652	$141,209	$106,140
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments, net of tax effect of $(308), $118, and $(353), respectively	1,039	(598)	1,120
Foreign currency translation gain (loss)	1,442	(228)	358
Total comprehensive income	102,133	140,383	107,618
The accompanying notes are an integral part of these consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$99,652	$141,209	$106,140
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	84,500	61,354	48,940
Accretion of discount on marketable securities, net	(5,103)	(10,938)	(9,128)
Depreciation and amortization	1,149	795	1,042
Deferred income taxes	(37,537)	(40,191)	(29,493)
Amortization of right-of-use asset	741	541	1,320
Changes in operating assets and liabilities:
Trade receivables	(5,810)	(12,853)	(10,066)
Insurance recovery receivable related to Melucci litigation (Note 10)	—	14,000	—
Inventory	(7,481)	305	1,265
Prepaid expenses and other current assets	(18,917)	5,422	(11,603)
Other assets	1,457	(69)	(1,483)
Accounts payable	25,068	(2,020)	5,420
Accrued research and development expenses	86	12,538	6,757
Accrued and other liabilities	3,928	38,242	17,649
Accrued settlement related to Melucci litigation (Note 10)	—	(14,000)	—
Long-term accrued income taxes	1,092	3,777	1,210
Operating lease liability	(829)	183	(1,289)
Net cash provided by operating activities	141,996	198,295	126,681
Cash flows from investing activities:
Purchases of property and equipment	(211)	(2,172)	(139)
Proceeds from maturities of marketable securities	389,576	412,878	419,793
Purchases of marketable securities	(319,607)	(588,310)	(328,748)
Net cash provided (used in) by investing activities	69,758	(177,604)	90,906
Cash flows from financing activities:
Proceeds from stock option exercises, net of issuance costs	15,869	4,157	1,977
Proceeds from purchases under the Employee Stock Purchase Program	9,621	5,459	3,834
Repurchases of common stock in connection with Stock Repurchase Program	(172,915)	(15,664)	—
Repurchase of common stock in connection with Tender Offer	—	—	(145,428)
Cash paid to satisfy statutory withholding requirement for net settlement of cashless option exercises and vesting of restricted stock grants	(72,941)	(22,301)	(9,106)
Net cash used in financing activities	(220,366)	(28,349)	(148,723)
Net effect of exchange rate changes on cash and cash equivalents	1,442	(228)	358
Net (decrease) increase in cash and cash equivalents	(7,170)	(7,886)	69,222
Cash and cash equivalents, at beginning of period	127,665	135,551	66,329
Cash and cash equivalents, at end of period	$120,495	$127,665	$135,551

Supplemental disclosure:
Income taxes paid	$12,969	$60,267	$47,602
Exercise cost of shares repurchased for net settlement of cashless option exercises	$24,557	$21,195	$25,032
The accompanying notes are an integral part of these consolidated financial statements

CORCEPT THERAPEUTICS INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	107,835	$131	$662,342	$(456,148)	$(869)	$296,386	$501,842
Issuance of common stock under incentive award plan	3,383	2	29,126	—	—	—	29,128
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises	(1,203)	—	—	(32,424)	—	—	(32,424)
Repurchase of common stock in connection with Tender Offer	(6,610)	—	—	(145,428)	—	—	(145,428)
Excise tax related to net share repurchases	—	—	—	(1,078)	—	—	(1,078)
Stock-based compensation	—	—	45,977	—	—	—	45,977
Vesting of RSAs in connection with ESPP	—	—	1,070	—	—	—	1,070
Other comprehensive income, net of tax	—	—	—	—	1,478	—	1,478
Net income	—	—	—	—	—	106,140	106,140
Balance at December 31, 2023	103,405	133	738,515	(635,078)	609	402,526	506,705
Issuance of common stock under incentive award plan	3,332	3	30,810	—	—	—	30,813
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises and vesting of restricted stock	(1,138)	—	2,032	(45,528)	—	—	(43,496)
Repurchase of common stock in connection with Stock Repurchase Program	(486)	—	—	(15,664)	—	—	(15,664)
Excise tax related to net share repurchases	—	—	—	97	—	—	97
Stock-based compensation	—	—	55,710	—	—	—	55,710
Vesting of RSAs in connection with ESPP	—	—	5,041	—	—	—	5,041
Other comprehensive loss, net of tax	—	—	—	—	(826)	—	(826)
Net income	—	—	—	—	—	141,209	141,209
Balance at December 31, 2024	105,113	136	832,108	(696,173)	(217)	543,735	679,589
Issuance of common stock under incentive award plan	4,765	4	50,043	—	—	—	50,047
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises and vesting of restricted stock	(1,320)	—	—	(97,498)	—	—	(97,498)
Repurchase of common stock in connection with Stock Repurchase Program	(2,592)	—	—	(172,915)	—	—	(172,915)
Stock-based compensation	—	—	76,508	—	—	—	76,508
Vesting of RSAs in connection with ESPP	—	—	9,941	—	—	—	9,941
Other comprehensive income, net of tax	—	—	—	—	2,481	—	2,481
Net income	—	—	—	—	—	99,652	99,652
Balance at December 31, 2025	105,966	$140	$968,600	$(966,586)	$2,264	$643,387	$647,805
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
Principles of Consolidation
Our consolidated financial statements include the financial position and results of operations of Corcept Therapeutics UK Limited, our wholly owned subsidiary, which we incorporated in the United Kingdom in March 2017 and the financial positions and results of operations of Corcept Therapeutics Netherlands B.V. and Corcept Therapeutics Switzerland GmbH, our wholly owned subsidiaries, which we incorporated in the Netherlands in May 2025 and in Switzerland in October 2025, respectively. All material intercompany balances and transactions have been eliminated in consolidation.
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
We invest the majority of our funds in marketable securities, primarily corporate notes, U.S. Treasury and government agency securities and commercial paper. We classify our marketable securities as available-for-sale securities and report them at fair value as “cash equivalents” or “marketable securities” on our consolidated balance sheet, with related unrealized gains

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

and losses included in stockholders’ equity. Realized gains and losses and permanent declines in value are included in “interest and other income (expense)” on our consolidated statements of income.
Credit and Concentration Risks
Our cash, cash equivalents and marketable securities are held in four financial institutions. We are subject to credit risk from our cash equivalents and marketable securities. We limit our investments to U.S. Treasury obligations and high-grade corporate debt with less than a 36-month maturity at the time of purchase. These investments are diversified and minimize concentrations of credit risk. We have never experienced a loss in, or lack of access to, our operating or investment accounts.
We sell our Products that our specialty pharmacy vendors dispense directly to patients, with title to the medicine passing directly from us to the patient upon the patient’s receipt of the drug. Our receivables risk is spread among various third-party payers – pharmacy benefit managers, insurance companies, government programs and private charities. We monitor our exposure and record an allowance against uncollectible trade receivables as necessary. To date, we have not recorded an allowance for credit losses.
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
Net Product Revenue
We sell our Products directly to patients through specialty pharmacy vendors. We also sell our Products to a specialty distributor (“SD”), for which we recognize revenue at the time the SD receives our Products. SD sales were less than one percent of our net revenue in each of the years ended December 31, 2025, 2024 and 2023.
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
Government Rebates: Our Products are eligible for purchase by, or qualify for reimbursement from, Medicaid, Medicare and other government programs that are eligible for rebates on the price they pay for our Products. To determine the appropriate amount to reserve against these rebates, we identify our Products sold to patients covered by government-funded programs,

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

apply the applicable government discount to these sales, then estimate utilization of such programs by government payors. We (i) deduct this reserve from revenue in the period to which the rebates relate and (ii) include in accrued expenses on our consolidated balance sheet a current liability of an equal amount.
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
The following table summarizes activity in each of the product revenue allowance and reserve categories for the years ended December 31, 2025, 2024 and 2023:

	Chargebacks	Government Rebates	Total

	(in thousands)
Balance at December 31, 2022	$230	$11,098	$11,328
Provision related to current period sales	346	52,825	53,171
Provision related to prior period sales	(88)	(555)	(643)
Credit or payments made during the period	(266)	(44,900)	(45,166)
Balance at December 31, 2023	222	18,468	18,690
Provision related to current period sales	241	86,336	86,577
Provision related to prior period sales	11	1,404	1,415
Credit or payments made during the period	(366)	(64,628)	(64,994)
Balance at December 31, 2024	108	41,580	41,688
Provision related to current period sales	601	84,653	85,254
Provision related to prior period sales	48	3,222	3,270
Credit or payments made during the period	(451)	(91,214)	(91,665)
Balance at December 31, 2025	$306	$38,241	$38,547
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

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

percent likelihood of being sustained on examination by the taxing authorities. We report interest and penalties related to unrecognized tax benefits as income tax expense.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, which requires additional information about certain expense categories in the notes to financial statements. This ASU is effective for public companies with annual periods beginning after December 15, 2026, with early adoption permitted. We plan to adopt this guidance for the fiscal year ending December 31, 2027. We are evaluating the effects adoption of this guidance will have on the consolidated financial statements.
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
In December 2025, the FASB issued ASU No. 2025-11, which amends ASC 270, Interim Report (“ASC 270”) to clarify the scope, form, and content of interim financial statements and centralizes interim disclosure requirements within ASC 270. This ASU introduces a new interim disclosure principle requiring entities to disclose material events and changes occurring since the last annual reporting period and clarifies the preparation and presentation of condensed interim financial information. This ASU is effective for public companies for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are evaluating the effects adoption of this guidance will have on the condensed consolidated financial statements.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosure (“ASU 2023-09”), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to give investors more detailed income tax information. This ASU is effective for public companies with annual periods beginning after December 15, 2024, with early adoption permitted. We adopted this guidance for the annual period ended December 31, 2025. See Note 9, Income Taxes.
Although there were several other new accounting pronouncements issued by the FASB during the year ended December 31, 2025, we do not believe any of them had or will have a material impact on the consolidated financial statements.
2. Significant Agreements
Commercial Agreements
Optime Care, Inc. (“Optime”)
From 2017 until 2025, Optime provided exclusive specialty pharmacy and patient services programs for our Products pursuant to the Distribution Services Agreement, dated August 4, 2017, as amended and restated on April 1, 2024, by and between Optime and us (the “Agreement”). Under the terms of the Agreement, Optime acted as the exclusive specialty pharmacy distributor of our Products in the United States, subject to certain exceptions. Optime provided services related to pharmacy operations; patient intake, access and reimbursement; patient support; claims management and accounts receivable; and data and reporting (“Pharmacy Services”). We provided our Products to Optime, which it dispensed to patients. Optime did not purchase our Products from us and it did not take title to the product. Title passed directly from us to the patient at the time the patient received the medicine.
The initial term of the Agreement with Optime was five years. In August 2022 and September 2022, we amended the Agreement to extend its term to September 30, 2022 and March 31, 2024, respectively. In March 2024, we amended the Agreement to further extend its term to March 31, 2027 with automatic renewal for successive three-year terms, unless terminated earlier by us upon 90 days’ notice. The Agreement contained additional customary termination provisions, representations, warranties and covenants. Subject to certain limitations, we agreed to indemnify Optime for certain third-party claims related to the product, and we had each agreed to indemnify the other for certain breaches of representations, warranties, covenants and other specified matters.

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

In June 2025, we notified Optime that, pursuant to our rights under Section 18.5 of the Agreement, Optime would cease to be the exclusive provider of Pharmacy Services with respect to our products, effective September 15, 2025. In October 2025, we delivered to Optime a notice of termination of the Agreement, effective as of January 8, 2026. Pursuant to its contractual obligations, Optime has transitioned the proprietary data files and patient records to our new Pharmacy Services provider, Curant. Optime no longer provides Pharmacy Services for us.
Curant Health Georgia, LLC (“Curant”)
In June 2025, we entered into a Master Pharmacy Services Agreement with an independent third party, Curant, to provide Pharmacy Services for our Products. Under the terms of this agreement, Curant acts as the specialty pharmacy distributor of our Products in the United States, subject to certain exceptions. We provide our Products to Curant, which it dispenses to patients. Curant does not purchase our Products from us, and it does not take title to the product. Title passes directly from us to the patient at the time the patient receives the medicine.
The initial term of our agreement with Curant is three years, with automatic renewal for successive one-year terms, unless terminated earlier by us upon 180 days’ notice. The agreement contains additional customary termination provisions, representations, warranties and covenants. Subject to certain limitations, we have agreed to indemnify Curant for certain third-party claims related to our Products, and we have each agreed to indemnify the other for certain breaches of representations, warranties, covenants and other specified matters.
3. Available for Sale Marketable Securities and Fair Value Measurements
The available-for-sale securities in our Consolidated Balance Sheets are as follows:

	December 31,
	2025	2024

	(in thousands)
Cash equivalents	$99,768	$98,436
Short-term marketable securities	251,657	255,669
Long-term marketable securities	160,270	219,831
Total marketable securities	$511,695	$573,936
The following table presents our available-for-sale securities grouped by asset type:

	Fair Value Hierarchy Level	December 31, 2025				December 31, 2024
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

		(in thousands)
Corporate bonds	Level 2	$337,164	$772	$(2)	$337,934	$373,440	$333	$(529)	$373,244
Commercial paper	Level 2	—	—	—	—	9,771	6	(2)	9,775
U.S. government agency securities	Level 2	53,990	28	—	54,018	7,999	—	(2)	7,997
U.S. Treasury securities	Level 1	19,957	18	—	19,975	84,458	27	(1)	84,484
Money market funds	Level 1	99,768	—	—	99,768	98,436	—	—	98,436
Total marketable securities		$510,879	$818	$(2)	$511,695	$574,104	$366	$(534)	$573,936
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

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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
We classified accrued interest on our marketable securities of $4.1 million as of each of December 31, 2025 and 2024 as prepaid and other current assets on our consolidated balance sheets.
As of December 31, 2025, all of our long-term marketable securities had original maturities of no more than 24 months and all of our marketable securities classified as short-term have maturities of less than one year. The weighted-average maturity of our short-term and long-term marketable securities was nine months. As of December 31, 2025, our long-term marketable securities had remaining maturities between 13 months and 23 months. None of our marketable securities changed from one fair value hierarchy to another during the year ended December 31, 2025.
4. Composition of Certain Balance Sheet Items
Inventory

	Year Ended December 31,
	2025	2024

	(in thousands)
Raw materials	$847	$—
Work in progress	13,703	7,789
Finished goods	9,412	8,206
Total inventory	23,962	15,995
Less strategic inventory classified as non-current	(11,094)	(3,583)
Total inventory classified as current	$12,868	$12,412
We have purchased and hold significant quantities of active pharmaceutical ingredient (“API”), included in raw materials and work in progress inventory. We classify inventory that we do not expect to utilize within 12 months of the balance sheet date as “strategic inventory,” a non-current asset.
Prepaid expenses and other current assets

	Year Ended December 31,
	2025	2024

	(in thousands)
Prepaid expenses	$23,257	$9,492
Clinical deposits	5,238	1,817
Deferred clinical materials	5,061	4,493
Other current assets	7,102	6,078
Total prepaid expenses and other current assets	$40,658	$21,880
As of December 31, 2025 and 2024, prepaid expenses included $14.6 million and $3.8 million of prepaid taxes, respectively.

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Accrued and other liabilities

	Year Ended December 31,
	2025	2024

	(in thousands)
Accrued compensation	$37,400	$41,731
Short-term accrued government rebates	35,679	41,580
Accrued selling and marketing costs	10,610	3,345
Other	6,914	4,044
Total accrued and other liabilities	$90,603	$90,700
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
In December 2025, we exercised an expansion option (the “Expansion Sublease”) with Zuora, Inc. for additional office space located at 101 Redwood Shores Parkway, Redwood City, California. The portion of the premises subject to the Expansion Sublease is 40,884 rentable square feet. The Expansion Sublease will commence during the first quarter of 2026 and will end on the same date as the Sublease, June 30, 2030. We are obligated to pay an additional base rent of an average of $1.0 million annually over the term of the lease. On the commencement date, we will record a right-of-use asset and corresponding lease liability related to the expansion premises based on the present value of future lease payments.
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
Operating lease expense, including variable lease costs for the years ended December 31, 2025, 2024 and 2023 was $2.5 million, $3.0 million and $2.4 million, respectively. Variable lease costs for the year ended December 31, 2025 was $1.2 million, primarily related to common area maintenance and other administrative expenses.
Supplemental information related to operating leases was as follows (in thousands, except weighted average amounts):

	Year Ended December 31,
	2025	2024	2023
Cash paid for operating lease liabilities	$1,382	$1,358	$2,391
Recognition of right-of-use asset in exchange for lease liability	$—	$5,745	$297
Weighted-average remaining lease term	54 months	66 months	6 months
Weighted-average discount rate	8.5%	8.5%	8.0%

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

As of December 31, 2025, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

2026	$1,551
2027	1,598
2028	1,646
2029	1,695
2030	860
Total operating lease payments	7,350
Less imputed interest	(1,243)
Present value of operating lease liabilities	$6,107
6. Related Party Transactions
There were no related party transactions during the years ended December 31, 2025, 2024, and 2023.
7. Stockholders’ Equity
Preferred Stock
Our Board of Directors is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue up to an aggregate of 10.0 million shares of preferred stock at $0.001 par value in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences. The rights of the holders of common stock will be subject to the rights of holders of any preferred stock that may be issued in the future. As of December 31, 2025 and 2024, we had no outstanding shares of preferred stock.
Treasury Stock
In January 2024, our Board of Directors approved a program authorizing the repurchase of up to $200 million of our common stock (the “Stock Repurchase Program”). Purchases under this program may be made in the open market, in privately negotiated transactions or otherwise. The timing and amount of any repurchases will be determined based on market conditions, our stock price and other factors. The program does not require us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time without notice. During the year ended December 31, 2025, we purchased 2.6 million shares of common stock under the Stock Repurchase Program in open market transactions at an average price of $66.71 per share, for aggregate purchase price of $172.9 million.
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
During the years ended December 31, 2025, 2024 and 2023, we issued 3.5 million, 2.3 million and 2.4 million shares, respectively, of our common stock upon the exercise of stock options. Some option holders exercised their options on a “net exercise” basis, pursuant to which they surrendered to us, and we purchased from them, at the then current market price, shares equal in value to the associated exercise price and tax withholding obligations. During the years ended December 31, 2025, 2024 and 2023, we purchased 1.3 million, 1.1 million and 1.2 million shares, respectively, in connection with such option net exercises and vesting of restricted stock and paid $72.9 million, $22.3 million and $9.1 million, respectively, to satisfy associated tax withholding obligations.
We recorded purchased shares as treasury stock on our consolidated balance sheets, at cost. It has not been determined whether purchased shares will be retired or sold.
We have never declared or paid any dividends.

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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
As of December 31, 2025, we had 7.0 million shares available for future issuance under the 2024 plan.
Stock Options
The following table summarizes option activity and related information:

	Outstanding Options
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance at December 31, 2024	24,713	$18.29
Options granted	2,866	$61.92
Options exercised	(3,538)	$11.42
Options cancelled and forfeited	(84)	$30.67
Balance at December 31, 2025	23,957	$24.48	5.53	$326,780

Options exercisable at December 31, 2025	18,819	$19.97	4.74	$296,212

Options fully vested and expected to vest at December 31, 2025	23,665	$24.16	5.49	$325,943
The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $227.5 million, $60.1 million and $36.0 million, respectively, based on the difference between the closing price of our common stock on the date of exercise and the exercise price.
As of December 31, 2025, we had $112.3 million of unrecognized compensation expense for options outstanding, which had a weighted-average remaining vesting period of 2.7 years.

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Stock Options Valuation Assumptions
The following table summarizes the weighted-average assumptions and resultant fair value-based measurements for stock options granted.

	Year Ended December 31,
	2025	2024	2023
Weighted-average assumptions for options granted:
Risk-free interest rate	4.10%	4.14%	3.87%
Expected term	6.7 years	6.7 years	6.7 years
Expected volatility of stock price	54.4%	54.6%	53.0%
Dividend rate	0%	0%	0%
Weighted-average grant date fair value-based measurement	$36.08	$14.65	$13.65
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
RSAs and RSUs (collectively, “restricted stock”)
The following table summarizes restricted stock activity and related information:

	Outstanding Restricted Stock
	Number of Restricted Stock	Weighted-Average Grant Date Fair Value
	(in thousands)
Balance at December 31, 2024	1,243	$29.47
Restricted stock granted	1,192	$68.07
Restricted stock vested	(618)	$32.95
Restricted stock cancelled and forfeited	(134)	$44.47
Balance at December 31, 2025	1,683	$54.34
The total fair value of restricted stock vested during the years ended December 31, 2025, 2024 and 2023 was $44.7 million, $14.8 million and $4.9 million, respectively.
As of December 31, 2025, we had $64.6 million of unrecognized compensation expense for restricted stock outstanding, which had a weighted-average remaining vesting period of 3.04 years.
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

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

applicable tax withholding. The RSA’s vesting condition is that the employee hold the corresponding share purchased under the ESPP for one year after the purchase date. Shares purchased pursuant to the ESPP and any matching shares may be held, sold or transferred in the employee’s sole discretion.
As of December 31, 2025 and 2024, we had a liability of $1.8 million and $3.2 million, respectively, of stock-based compensation related to RSAs granted in connection with our ESPP in “Accrued and other liabilities” on our consolidated balance sheet.
Stock-based Compensation
The following table summarizes our stock-based compensation by financial statement classification.

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Capitalized stock-based compensation	$486	$326	$208
Cost of sales	121	75	52
Research and development	22,810	17,729	15,402
Selling, general and administrative	61,569	43,550	33,486
Total stock-based compensation	$84,986	$61,680	$49,148
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
The following table shows the computation of net income per share for each period:

	Year Ended December 31,
	2025	2024	2023

	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders	$98,171	$139,733	$105,496
Denominator:
Weighted-average shares used to compute basic net income per common share	103,862	103,232	103,560
Dilutive effect of employee stock options and unvested RSUs	16,125	10,248	8,182
Weighted-average shares used to compute diluted net income per common share	119,987	113,480	111,742

Net income per share attributable to common stockholders
Basic	$0.95	$1.35	$1.02
Diluted	$0.82	$1.23	$0.94
We excluded from the computation of diluted net income per share, on a weighted-average basis, 2.3 million stock options outstanding during the year ended December 31, 2025, and 2.7 million and 9.1 million stock options outstanding during the years ended December 31, 2024 and 2023, respectively, because including them would have reduced dilution.

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

9. Income Taxes
The domestic and foreign components of income (loss) before income taxes were as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Domestic	$62,911	$159,623	$125,691
Foreign	3,552	1,870	(1,134)
Income before income taxes	$66,463	$161,493	$124,557
The income tax (benefit) expense for the years ended December 31, 2025, 2024, and 2023 consisted of the following:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
U.S. federal taxes:
Current	$2,332	$49,716	$40,265
Deferred	(33,198)	(35,845)	(25,613)
Total U.S. federal tax (benefit) expense	(30,866)	13,871	14,652
State taxes:
Current	857	10,504	7,590
Deferred	(3,514)	(3,783)	(2,645)
Total state tax (benefit) expense	(2,657)	6,721	4,945
Foreign taxes:
Current	1,158	256	56
Deferred	(824)	(564)	(1,236)
Total foreign tax expense (benefit)	334	(308)	(1,180)
Total (benefit) provision for income taxes	$(33,189)	$20,284	$18,417
On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. As a result of the enactment of the legislation, our current income taxes payable and deferred tax asset balances have been materially reduced in fiscal year 2025 as compared to prior year. This reduction is a result of our election to expense domestic research costs for tax purposes starting in 2025.

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	Year Ended December 31,
	2025	2024

Deferred tax assets:	(in thousands)
Net operating losses	$93,672	$3,470
Capitalized research and patent costs	757	293
Capitalized research expenditures	25,810	93,010
Research credits	30,357	13,326
Stock-based compensation costs	27,841	25,295
Operating lease liability	1,489	1,695
Accruals and Reserves	10,343	10,358
Other	233	2,228
Total deferred tax assets	190,502	149,675
Valuation allowance	(20,926)	(17,460)
Deferred tax liabilities
Operating lease right-of-use asset	(1,118)	(1,301)
Other	(261)	—
Total deferred tax liabilities	(1,379)	(1,301)
Net deferred tax assets	$168,197	$130,914
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
The valuation allowance increased by $3.5 million, $1.5 million and $1.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, we had a federal net operating loss carryforwards of $397.8 million generated in 2025 that do not expire. We also had California net operating loss carryforwards of $63.3 million, which will begin to expire in the year 2033, and other state net operating loss generated in 2025 of $119.2 million that will expire at various dates in the future.
As of December 31, 2025, we also had federal and California research and development tax credits of $18.4 million and $25.2 million, respectively. The federal research credits will begin to expire in 2045 if not utilized and the California research credits have no expiration date.

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

As further described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, we have elected to prospectively adopt the guidance in ASU 2023-09. In accordance with the guidance in ASU No. 2023-09 the effective income tax rate for the year ended December 31, 2025, differs from the statutory federal income tax rate as follows:

	Year Ended December 31,
	2025

	(in thousands, except percentages)
U.S. federal statutory tax rate	$13,957	21.0%
State and local income tax, net of federal (national) income tax effect(1)	(1,905)	(2.9)%
Foreign tax effects:
United Kingdom
Statutory tax rate difference between the United Kingdom and United States	325	0.5%
Share-based payment awards	(145)	(0.2)%
Tax credits:
Research and development credits	(14,748)	(22.2)%
Non-taxable or non-deductible items:
Stock-based compensation	(41,133)	(61.9)%
Non-deductible executive compensation	8,487	12.8%
Non-deductible meals and entertainment expenses	1,012	1.5%
Other	99	0.1%
Changes in unrecognized tax benefits	799	1.2%
Other adjustments	63	0.1%
Total income tax benefit	$(33,189)	(50.0)%

(1) State taxes in Florida, Maryland, Missouri, New Jersey, South Carolina, Tennessee, Utah, and Virginia made up the majority (greater than 50%) of the tax effect in this category
As previously disclosed for the years ended December 31, 2024, and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differed from the statutory federal income tax rate as follows:

	Year Ended December 31,
	2024	2023

	(in thousands)
U.S. federal taxes at statutory rate	$33,914	$26,157
R&D and other credits	(16,002)	(11,508)
State income taxes, net of federal benefit	5,288	3,897
Non-deductible compensation	4,431	3,295
Stock-based compensation	(8,464)	(2,951)
Other	1,117	(473)
Total	$20,284	$18,417
We maintain liabilities for uncertain tax positions. The measurement of these liabilities involves considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other pertinent information.

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The aggregate annual changes in the balance of gross unrecognized tax benefits are as follows:

	Year Ended December 31,
	2025	2024	2023

		(in thousands)
Beginning balance	$16,449	$13,022	$11,425
Increase in tax positions for prior years	—	86	112
Decreases in tax positions for prior years	(13)	(399)	(205)
Decrease in tax positions for expirations of statute of limitations	(239)	—	(750)
Increase in tax positions for current year	6,732	3,740	2,440
Decrease in tax positions for current year	—	—	—
Ending balance	$22,929	$16,449	$13,022
As of December 31, 2025, the amount of unrecognized tax benefits that would favorably impact the effective tax rate were approximately $16.6 million, and approximately $6.3 million of unrecognized tax benefits would be offset by a change in the valuation allowance. A valuation allowance is maintained on the remaining tax benefits related to California deferred tax assets and would not impact the effective tax rate. We had $2.3 million and $1.0 million of accrued interest and no accrued penalties related to unrecognized tax benefits as of December 31, 2025 and 2024, respectively. We had no or insignificant amounts of accrued interest and no accrued penalties related to unrecognized tax benefits as of December 31, 2023.
While we believe we have adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the recorded position. Accordingly, our provisions on federal and state tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved.
Our primary tax jurisdiction is the United States. For federal tax purposes, the years 2021 through 2025 remain open and subject to tax examination. For U.S. state tax purposes, the years 2004 through 2025 generally remain open and subject to tax examination by the appropriate state taxing authorities.
The following table presents income taxes paid (net of refunds received) for the year ended December 31, 2025:

2025

(in thousands)
Federal	$8,675
U.S. State
Missouri	640
North Carolina	391
Other	3,350
Foreign	(87)
Total	$12,969
10. Commitments and Contingencies
Manufacturing Agreements
We have agreements with manufacturers to supply mifepristone, the API in our Products, and to produce and bottle tablets of our Products.
As of December 31, 2025, we had a $10.7 million remaining obligation in connection with commitments to purchase API from these manufacturers.
Taxes
As of December 31, 2025, we have recorded non-current taxes payable of $15.2 million related to uncertain tax positions.

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Legal Proceedings
In the ordinary course of business, we may be subject to legal claims and regulatory actions that could have a material adverse effect on our business or financial position, including class action and putative class action lawsuits that arise after periods of stock price volatility. We assess our potential liability in such situations by analyzing the possible outcomes of various litigation, regulatory and settlement strategies. If we determine a loss is probable and its amount can be reasonably estimated, we accrue an amount equal to the estimated loss. No such amounts are accrued as of December 31, 2025, nor have any contingent losses that are either material or probable arisen since that date.
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