Form 10-Q
period 2026-03-31
CORCEPT THERAPEUTICS INC
filed 2026-04-30
CIK 1088856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On April 23, 2026, there were 107,351,594 shares of common stock outstanding at a par value of $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2026	December 31, 2025
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$108,738	$120,495
Short-term marketable securities	229,446	251,657
Trade receivables, net of allowances	39,072	59,786
Inventory	12,890	12,868
Prepaid expenses and other current assets	35,887	40,658
Total current assets	426,033	485,464
Strategic inventory	14,506	11,094
Operating lease right-of-use asset	7,196	4,583
Property and equipment, net	3,171	1,890
Long-term marketable securities	177,261	160,270
Other assets	5,153	5,153
Deferred tax assets, net	181,561	168,197
Total assets	$814,881	$836,651
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,306	$40,444
Accrued research and development expenses	34,091	33,954
Accrued and other liabilities	80,161	90,603
Short-term operating lease liability	1,627	1,084
Total current liabilities	149,185	166,085
Long-term operating lease liability	8,010	5,023
Long-term accrued government rebates	4,367	2,562
Long-term accrued income taxes payable	15,332	15,176
Total liabilities	176,894	188,846
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock	—	—
Common stock	141	140
Treasury stock	(976,688)	(966,586)
Additional paid-in capital	1,001,990	968,600
Accumulated other comprehensive income	918	2,264
Retained earnings	611,626	643,387
Total stockholders’ equity	637,987	647,805
Total liabilities and stockholders’ equity	$814,881	$836,651
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Product revenue, net	$164,903	$157,214
Operating expenses:
Cost of sales	2,883	2,403
Research and development	66,265	60,735
Selling, general and administrative	145,356	90,660
Total operating expenses	214,504	153,798
(Loss) Income from operations	(49,601)	3,416
Interest and other income	4,886	6,202
(Loss) Income before income taxes	(44,715)	9,618
Income tax benefit	12,954	10,929
Net (loss) income	$(31,761)	$20,547

Net (loss) income attributable to common stockholders	(31,202)	20,288

Basic net (loss) income per common share	$(0.30)	$0.19

Diluted net (loss) income per common share	$(0.30)	$0.17

Weighted-average shares outstanding used in computing net (loss) income per common share
Basic	104,435	104,106
Diluted	104,435	119,819
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Net (loss) income	$(31,761)	$20,547
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale investments, net of tax effect of $253 and $(175), respectively	(1,059)	551
Foreign currency translation (loss) gain	(287)	358
Total comprehensive (loss) income	$(33,107)	$21,456
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(31,761)	$20,547
Adjustments to reconcile net (loss) income to net cash (used in) provided by operations:
Stock-based compensation	23,043	21,830
Accretion of marketable securities, net	(836)	(1,693)
Depreciation and amortization	598	462
Deferred income taxes	(13,110)	(13,705)
Changes in operating assets and liabilities:
Trade receivables	20,714	(7,843)
Inventory	(3,272)	605
Prepaid expenses and other current assets	4,736	(13,525)
Accounts payable	(7,644)	12,571
Accrued research and development expenses	137	(8,608)
Accrued and other liabilities, current and non-current	(9,377)	(5,871)
Net cash (used in) provided by operating activities	(16,772)	4,770
Cash flows from investing activities:
Purchases of property and equipment	(201)	(104)
Proceeds from sales and maturities of marketable securities	57,071	112,078
Purchases of marketable securities	(52,328)	(115,145)
Net cash provided by (used in) investing activities	4,542	(3,171)
Cash flows from financing activities:
Proceeds from stock option exercises, net of issuance costs	3,984	1,740
Proceeds from purchases under the Employee Stock Purchase Program	2,537	1,715
Repurchases of common stock in connection with Stock Repurchase Program	—	(27,433)
Cash paid to satisfy statutory withholding requirement for net settlement of cashless option exercises and vesting of restricted stock grants	(5,761)	(15,825)
Net cash provided by (used in) financing activities	760	(39,803)
Net effect of exchange rate changes on cash, cash equivalents and restricted cash	(287)	358
Net decrease in cash, cash equivalents and restricted cash	(11,757)	(37,846)
Cash, cash equivalents and restricted cash, at beginning of period	121,745	128,665
Cash, cash equivalents and restricted cash, at end of period	$109,988	$90,819

Supplemental disclosure:
Exercise cost of shares repurchased for net settlement of cashless option exercises	$4,341	$5,261
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$108,738	$89,819
Restricted cash included in Other assets	$1,250	$1,000
Cash, cash equivalents and restricted cash, at end of period	$109,988	$90,819
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	105,966	$140	$968,600	$(966,586)	$2,264	$643,387	$647,805
Issuance of common stock under incentive award plan	1,626	1	10,861	—	—	—	10,862
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises and vesting of restricted stock	(264)	—	—	(10,102)	—	—	(10,102)
Stock-based compensation	—	—	21,714	—	—	—	21,714
Vesting of RSAs in connection with ESPP	—	—	815	—	—	—	815
Other comprehensive loss, net of tax	—	—	—	—	(1,346)	—	(1,346)
Net loss	—	—	—	—	—	(31,761)	(31,761)
Balance at March 31, 2026	107,328	$141	$1,001,990	$(976,688)	$918	$611,626	$637,987

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	105,113	$136	$832,108	$(696,173)	$(217)	$543,735	$679,589
Issuance of common stock under incentive award plan	1,712	1	12,899	—	—	—	12,900
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises and vesting of restricted stock	(341)	—	—	(21,086)	—	—	(21,086)
Repurchase of common stock in connection with Stock Repurchase Program	(500)	—	—	(27,433)	—	—	(27,433)
Stock-based compensation	—	—	15,687	—	—	—	15,687
Vesting of RSAs in connection with ESPP	—	—	2,172	—	—	—	2,172
Other comprehensive income, net of tax	—	—	—	—	909	—	909
Net income	—	—	—	—	—	20,547	20,547
Balance at March 31, 2025	105,984	$137	$862,866	$(744,692)	$692	$564,282	$683,285
The accompanying notes are an integral part of these condensed consolidated financial statements

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Corcept Therapeutics Incorporated (collectively, “Corcept,” the “Company,” “we,” “us,” and “our”) is a commercial-stage biopharmaceutical company engaged in the discovery and development of medications to treat severe endocrinologic, oncologic, metabolic and neurologic disorders by modulating the effects of the hormone cortisol. In 2012, the United States Food and Drug Administration (“FDA”) approved Korlym® (“mifepristone”) 300 mg tablets, as a once-daily oral medication for the treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. In June 2024, we made an authorized generic version of Korlym available. In March 2026, the FDA approved Lifyorli™ (relacorilant) in combination with the chemotherapy medication nab-paclitaxel as a treatment for patients with platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer who have received one to three prior systemic treatment regimens, at least one of which included bevacizumab. In April 2026, we began selling and distributing Lifyorli in the United States. We have discovered and patented five structurally distinct series of selective cortisol modulators, consisting of more than 1,000 compounds. We are developing compounds from these series as potential treatments for a broad range of serious disorders.
We were incorporated in the State of Delaware in May 1998. Our headquarters are located in Redwood City, California.
Basis of Presentation
We have prepared the following in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X: (i) condensed consolidated balance sheet as of March 31, 2026 and (ii) condensed consolidated statements of (loss) income, comprehensive (loss) income, cash flows and stockholders’ equity for the three-month periods ended March 31, 2026 and 2025. These do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (which in the applicable periods consist only of normal, recurring adjustments) have been included. Operating results for the three-month period ended March 31, 2026 are not necessarily indicative of the results for the remainder of 2026 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2025 included in our Annual Report on Form 10-K. The December 31, 2025 balance sheet was derived from audited financial statements at that date.
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
There have been no material changes to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
2. Composition of Certain Balance Sheet Items
Inventory

	March 31, 2026	December 31, 2025

	(in thousands)
Raw materials	$894	$847
Work in progress	11,809	13,703
Finished goods	14,693	9,412
Total inventory	27,396	23,962
Less strategic inventory classified as non-current	(14,506)	(11,094)
Total inventory classified as current	$12,890	$12,868
We have purchased and hold significant quantities of active pharmaceutical ingredient (“API”) for Korlym and our authorized generic version of Korlym, included in raw materials and work in progress inventory. We classify inventory we do not expect to utilize within 12 months of the balance sheet date as “strategic inventory,” a non-current asset.
Prior to receiving regulatory approval, we record the cost of manufacturing our product candidates as research and development expense at the time such costs are incurred. Once a product candidate receives regulatory approval, we capitalize manufacturing costs related to that product to inventory.
Prepaid expenses and other current assets

	March 31, 2026	December 31, 2025

	(in thousands)
Prepaid expenses	$19,857	$23,257
Clinical deposits	5,238	5,238
Deferred clinical materials	4,412	5,061
Other current assets	6,380	7,102
Total prepaid expenses and other current assets	$35,887	$40,658
As of March 31, 2026 and December 31, 2025, prepaid expenses included $4.2 million and $14.6 million of prepaid taxes, respectively.

Accrued and other liabilities

	March 31, 2026	December 31, 2025

	(in thousands)
Short-term accrued government rebates	$33,562	$35,679
Accrued compensation	20,872	37,400
Accrued selling and marketing costs	13,587	10,610
Other	12,140	6,914
Total accrued and other liabilities	$80,161	$90,603
3. Available-for-Sale Marketable Securities and Fair Value Measurements
The available-for-sale securities in our condensed consolidated balance sheets are as follows:

	March 31, 2026	December 31, 2025

	(in thousands)
Cash equivalents	$84,221	$99,768
Short-term marketable securities	229,446	251,657
Long-term marketable securities	177,261	160,270
Total marketable securities	$490,928	$511,695
The following table presents our available-for-sale securities grouped by asset type:

	Fair Value Hierarchy Level	March 31, 2026				December 31, 2025
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

		(in thousands)
Corporate bonds	Level 2	$324,006	$245	$(298)	$323,953	$337,164	$772	$(2)	$337,934
Commercial paper	Level 2	3,960	—	(1)	3,959	—	—	—	—
U.S. government agency securities	Level 2	68,939	—	(133)	68,806	53,990	28	—	54,018
U.S. Treasury securities	Level 1	9,987	2	—	9,989	19,957	18	—	19,975
Money market funds	Level 1	84,221	—	—	84,221	99,768	—	—	99,768
Total marketable securities		$491,113	$247	$(432)	$490,928	$510,879	$818	$(2)	$511,695
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
We classified accrued interest on our marketable securities of $3.7 million and $4.1 million as of March 31, 2026 and December 31, 2025, respectively, as prepaid and other current assets on our condensed consolidated balance sheets.

As of March 31, 2026, all of our long-term marketable securities had original maturities of no more than 24 months and all of our marketable securities classified as short-term have maturities of less than one year. The weighted-average maturity of our short-term and long-term marketable securities was ten months. As of March 31, 2026, our long-term marketable securities had remaining maturities between 13 months and 22 months. None of our marketable securities changed from one fair value hierarchy to another during the three months ended March 31, 2026.
4. Commitments and Contingencies
In March 2026, to ensure we have sufficient API to meet future demand for Korlym and our authorized generic version of Korlym, we committed to purchase an additional 1,450 kilograms of API for a total price of $10.2 million.
There have been no other material changes in our obligations under contractual agreements described in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
In December 2025, we exercised an expansion option (the “Expansion Sublease”) with Zuora, Inc. for additional office space located at 101 Redwood Shores Parkway, Redwood City, California. The portion of the premises subject to the Expansion Sublease is 40,884 rentable square feet. The Expansion Sublease commenced in the first quarter of 2026 and will end on the same date as the Sublease, June 30, 2030. We are obligated to pay an additional base rent of an average of $1.0 million annually over the term of the lease. As a result of the Expansion Sublease, we recorded a right-of-use asset and corresponding lease liability related to the leased property based on the present value of future lease payments.
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
Operating lease expense for the three months ended March 31, 2026, was $0.7 million, which includes variable lease costs of $0.3 million primarily related to common area maintenance and other administrative expenses. In the comparable period in 2025, operating lease expense was $0.7 million, which includes variable lease costs of $0.4 million.
Supplemental information related to operating leases was as follows (in thousands, except weighted average amounts):

	Three Months Ended March 31,
	2026	2025
Cash paid for operating lease liabilities	$382	$247
Recognition of right-of-use asset in exchange for lease liability	$2,868	$—
Weighted-average remaining lease term	51 months	63 months
Weighted-average discount rate	8.3%	8.5%

As of March 31, 2026, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

2026 (remainder)	1,694
2027	2,697
2028	2,777
2029	2,861
2030	1,452
Total operating lease payments	11,481
Less imputed interest	(1,844)
Present value of operating lease liabilities	$9,637
6. Stock-based Compensation
The following table summarizes our stock-based compensation by financial statement classification:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Capitalized stock-based compensation	$162	$144
Cost of sales	24	36
Research and development	5,706	6,321
Selling, general and administrative	17,313	15,473
Total stock-based compensation	$23,205	$21,974
7. Net (Loss) Income Per Share
We compute our basic and diluted net (loss) income per share in conformity with the two-class method because Restricted Stock Awards (“RSAs”) include voting and dividend rights and are therefore participating shares. Under the two-class method, net (loss) income is determined by allocating net (loss) income between common stock and unvested RSAs. We compute basic net (loss) income per share by dividing our net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. We compute diluted net (loss) income per share by dividing our net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, including potentially dilutive stock options and unvested Restricted Stock Units (“RSUs”), less unvested RSAs. We use the treasury stock method to determine the number of dilutive shares of common stock resulting from stock options and unvested RSUs.
The following table shows the computation of net (loss) income per share for each period:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Numerator:
Net (loss) income attributable to common stockholders	$(31,202)	$20,288
Denominator:
Weighted-average shares used to compute basic net (loss) income per common share	104,435	104,106
Dilutive effect of employee stock options and unvested RSUs	—	15,713
Weighted-average shares used to compute diluted net (loss) income per common share	104,435	119,819

Net (loss) income per share attributable to common stockholders
Basic	$(0.30)	$0.19
Diluted	$(0.30)	$0.17

We excluded from the computation of diluted net (loss) income per share, on a weighted-average basis, 24.4 million stock options outstanding during the three months ended March 31, 2026 and 1.2 million stock options outstanding during the three months ended March 31, 2025, because including them would have been anti-dilutive.
8. Income Taxes
We recorded an income tax benefit of $13.0 million for the three months ended March 31, 2026, compared to $10.9 million for the comparable period in 2025. The increase in income tax benefit during the three months ended March 31, 2026 was primarily due to the generation of a year-to-date loss, partially offset by a decrease in stock compensation deductions compared to the corresponding period in 2025.
Our effective tax rate differs from the federal statutory rate due to state income taxes and the non-deductible portion of our stock-based compensation, which increased our tax expense, offset by research and development credits and the excess tax deduction arising from the exercise of employee stock options, which reduced our taxable income.
During the three months ended March 31, 2026, unrecognized tax benefits increased by $0.7 million.
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
Overview
We are a commercial-stage company engaged in the discovery and development of medications to treat severe endocrinologic, oncologic, metabolic and neurologic disorders by modulating the effects of the hormone cortisol. We have been selling and distributing Korlym in the United States for the treatment of patients suffering from hypercortisolism (also known as “Cushing’s syndrome”) since 2012. In June 2024, we made an authorized generic version of Korlym available. In March 2026, the FDA approved Lifyorli™ (relacorilant) in combination with the chemotherapy medication nab-paclitaxel as a treatment for patients with platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer who have received one to three prior systemic treatment regimens, at least one of which included bevacizumab. In April 2026, we began selling and distributing Lifyorli in the United States. Our portfolio of proprietary selective cortisol modulators consists of five structurally distinct series totaling more than 1,000 compounds.
Hypercortisolism (Cushing’s syndrome)
Our Hypercortisolism Products. We sell Korlym and a generic version of Korlym in the United States (our “Hypercortisolism Products”) using sales representatives to call on physicians caring for patients with hypercortisolism. We also have a field-based force of medical science liaisons. From 2017 to 2025, we used an exclusive specialty pharmacy vendor, Optime Care, Inc. (“Optime”) and a specialty distributor to distribute our Hypercortisolism Products and provide logistical support to physicians and patients. In June 2025, we notified Optime that it would cease to be our exclusive specialty pharmacy, and in October 2025, we delivered a notice of termination of our agreement with them, which became effective February 4, 2026. In the fourth quarter of 2025 and in January and February 2026, we transferred all of our specialty pharmacy services to Curant Health Georgia, LLC (“Curant”).
Our policy is that no patient with hypercortisolism will be denied access to our medications for financial reasons. To help us achieve that goal, we have patient support programs and donate money to independent charitable foundations that help patients pay for all aspects of their hypercortisolism care, whether or not that care includes taking our Hypercortisolism Products.
Because most people who suffer from hypercortisolism are undiagnosed or inadequately treated, we have developed and continue to refine and expand programs to educate physicians and patients about screening for hypercortisolism and the role our Hypercortisolism Products can play in treating patients with the disorder. In 2023 and 2024, we conducted the “CATALYST” study to determine the prevalence of hypercortisolism in patients with difficult-to-control type 2 diabetes, defined as hemoglobin A1c (“HbA1c” – a measure of glucose control that rises in people with diabetes) of 7.5 percent or higher, despite receiving optimum treatment. Of the 1,057 patients enrolled in the first phase of CATALYST, 23.8 percent were found to have hypercortisolism. These patients were offered the chance to enter CATALYST’s second phase, in which 136 eligible patients were randomized 2:1 to receive either Korlym or placebo for 24 weeks. The primary endpoint of CATALYST’s second phase was a reduction in HbA1c in patients who received Korlym compared to patients who received placebo. CATALYST met this primary endpoint. Patients who received Korlym exhibited a clinically meaningful and statistically significant decrease in HbA1c of 1.47 percent, compared to a decrease of 0.15 percent in patients who received placebo (p-value: <0.0001). This phase of the trial also met its secondary endpoints. Patients who received Korlym exhibited significantly greater reductions in body weight (5.1 kg; p-value: 0.001) and waist circumference (5.1 cm; p-value: 0.002) than patients who received placebo. The safety profile of Korlym in CATALYST was manageable and consistent with the medication’s label: No new side effects or adverse events were identified.
CATALYST’s results were published in Diabetes Care (Buse et al., April 2025 (first phase) and DeFronzo et al., June 2025 (second phase)), the peer-reviewed journal of the American Diabetes Association.

To determine the prevalence of hypercortisolism in patients with resistant hypertension, we conducted the MOMENTUM trial in 2025. Resistant hypertension is defined by the American Heart Association as systolic blood pressure greater than 130mm Hg and diastolic blood pressure greater than 80mm Hg despite the use of three or more antihypertensive medications of different classes, including a diuretic. Of the 1,086 patients enrolled in MOMENTUM, 27.3 percent were found to have hypercortisolism. MOMENTUM’s results were presented at the American College of Cardiology Annual Scientific Session in March 2026.
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
The GRACE trial had two parts. The first, open-label phase enrolled 152 patients with any etiology of hypercortisolism. Each patient received relacorilant for 22 weeks. Patients who exhibited pre-specified improvements in either hypertension, hyperglycemia or both symptoms were eligible to proceed to GRACE’s second, double-blind, randomized withdrawal phase, in which half of the patients continued to receive relacorilant and half received placebo for 12 weeks. GRACE’s primary endpoint was the number of patients in the relacorilant group who lost blood pressure control compared to the number of patients in the placebo group who lost blood pressure control.
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
Oncology
Cortisol activity at the GR reduces the efficacy of certain anti-cancer therapies and there is substantial evidence that antagonizing cortisol at a solid tumor’s glucocorticoid receptors may help those therapies achieve their intended effect. In some cancers, cortisol retards cellular apoptosis – the tumor-killing effect many treatments are meant to stimulate. In other cancers, cortisol activity promotes tumor growth. Cortisol also suppresses the body’s immune response; activating – not suppressing – the immune system is beneficial in fighting certain cancers. Many types of solid tumors express the GR and are potential targets for cortisol modulation therapy, among them ovarian, endometrial, cervical, pancreatic and prostate cancers.
Relacorilant in Combination with Chemotherapy. In March 2026, the FDA approved Lifyorli (relacorilant) in combination with the chemotherapy medication nab-paclitaxel to treat patients with platinum-resistant ovarian cancer who have received one to three prior systemic treatment regimens including bevacizumab. We use a specialty pharmacy and specialty distributors to distribute Lifyorli and provide logistical support to physicians and patients. Lifyorli was added to National Comprehensive Cancer Network® Clinical Practice Guidelines in Oncology (NCCN Guidelines®) as a preferred regimen in April 2026.
Lifyorli’s FDA approval was based on positive results from our pivotal Phase 3 ROSELLA and Phase 2 trials, in which patients exhibited clinically meaningful improvements in progression free survival (“PFS”) and overall survival (“OS”). In October 2025, we submitted a marketing authorization application (“MAA”) to the EMA seeking approval in the EU.
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
The primary analysis from ROSELLA was published in The Lancet (Olawaiye et al., June 2025). ROSELLA’s final results were published in The Lancet (Lorusso et al., April 2026).
We have initiated trials to evaluate the potential for relacorilant to treat patients with other types of solid tumors and in combination with other anti-cancer agents.
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
In December 2025, we initiated a Phase 2 trial, TRIDENT, with a planned enrollment of 60 patients with pancreatic cancer, who have not received prior therapy for metastatic disease. TRIDENT will evaluate the efficacy and safety of treatment with relacorilant plus nab-paclitaxel and gemcitabine.
We are also collaborating with the Paris-based academic research cooperative ARCAGY-GINECO to conduct a Phase 2 trial, STELLA, evaluating the efficacy and safety of relacorilant plus nab-paclitaxel in 50 patients with cervical cancer who have already received one or two prior lines of therapy.
The EC has designated relacorilant as an orphan drug for the treatment of ovarian and pancreatic cancers.
Nenocorilant in Combination with Immunotherapy. Immunotherapy harnesses the body’s immune system to identify and destroy cancer cells. We are testing the ability of our proprietary selective cortisol modulator, nenocorilant, to increase the potency of immunotherapy by reducing cortisol-activated immune suppression. In December 2025, we initiated a Phase 1b trial, SYNERGY, with a planned enrollment of 30 patients with solid tumors to evaluate the efficacy and safety of treatment with nenocorilant plus nivolumab (a PD-1 checkpoint inhibitor).
Relacorilant in Combination with Androgen Deprivation Therapy. Androgen deprivation is the standard treatment for prostate cancer because androgens stimulate prostate tumor growth. One reason prostate cancer tumors eventually escape androgen deprivation therapy is they evolve to grow in response to cortisol activity. Combining a cortisol modulator with an androgen modulator may block this escape route. Our collaborators at the University of Chicago have initiated a randomized, placebo-controlled Phase 2 trial of relacorilant plus enzalutamide in patients with prostate cancer, pre-prostatectomy. Patents we have licensed from the University of Chicago cover the use of relacorilant combined with anticancer agents, including enzalutamide, to treat patients with this disease.

Metabolic Diseases
Liver Disease. Metabolic dysfunction-associated steatohepatitis (“MASH”) is an advanced form of metabolic dysfunction-associated fatty liver disease that afflicts millions of patients and is a leading cause of liver-related mortality. Our Phase 1b trial of the selective cortisol modulator miricorilant as a potential treatment for MASH identified a dosing regimen that was well tolerated and reduced liver fat, improved liver health and key metabolic and lipid measures. In October 2023, we initiated a randomized, double-blind, placebo-controlled, Phase 2b trial, MONARCH, of miricorilant in patients with MASH. MONARCH has two patient cohorts: Cohort A enrolled 82 patients with biopsy-confirmed MASH, randomized 2:1 to receive either 100 mg of miricorilant twice weekly or placebo for 48 weeks. The primary endpoint for Cohort A is reduction in liver fat; MASH resolution and fibrosis improvement are key secondary endpoints. Cohort B enrolled 93 patients with presumed MASH, randomized 2:1 to receive either (i) 100 mg of miricorilant twice weekly for 6 weeks, then 200 mg of miricorilant twice weekly for 18 weeks or (ii) placebo for 24 weeks. The primary endpoint of Cohort B is reduction in liver fat. Enrollment in both cohorts is complete.
Amyotrophic Lateral Sclerosis (“ALS”)
ALS, also known as Lou Gehrig’s disease, is a devastating neuromuscular illness. Our selective cortisol modulator dazucorilant improved motor performance and reduced neuroinflammation and muscular atrophy in an animal model of ALS. Following these compelling results, we initiated a Phase 2 trial, DAZALS, of dazucorilant in patients with ALS. Two hundred forty-nine patients were randomized on a double-blind basis 1:1:1 to receive either 150 mg of dazucorilant, 300 mg of dazucorilant or placebo daily for 24 weeks. Upon completion of the trial, patients were eligible to enter the open-label, long-term extension phase of the study, in which they receive 300 mg of dazucorilant for up to 132 weeks.
Although DAZALS did not meet its primary endpoint – change from baseline in the ALS Functional Rating Scale-Revised (ALSFRS-R) in patients who received dazucorilant compared to those who received placebo – a reduction in early death was observed at week 24 of the study (p-value: 0.02). An exploratory analysis at the one-year mark found that this benefit continued: Patients who received 300 mg of dazucorilant from the start of DAZALS had an 84 percent lower risk of death than did patients who received only placebo, with a hazard ratio of 0.16 (p-value: 0.0009). This benefit persisted into the study’s second year. Measured at the two-year mark, the risk of death in patients who received 300 mg of dazucorilant from the start of the study was reduced by 87 percent compared to patients who received only placebo with a hazard ratio of 0.13 (p-value: <0.0001). A similar survival benefit was observed at the one-year mark in patients who received 300 mg of dazucorilant for greater than 24 weeks, either in the treatment period or in the extension phase, compared to patients who received either placebo or 150 mg of dazucorilant for 24 weeks and did not receive dazucorilant in the extension phase with a hazard ratio of 0.36 (p-value: 0.02). This benefit persisted into the study’s second year with a hazard ratio of 0.39 (p-value: 0.02).
Dazucorilant has demonstrated a manageable safety profile, with 92 percent of adverse events being mild to moderate in severity. The frequency of severe and serious adverse events in patients who received dazucorilant was similar to those who received placebo. Mild to moderate, dose-related, transient abdominal pain was the most common adverse effect. The open-label, long-term extension phase of DAZALS, which enrolled 118 patients, is continuing. We are conducting a study in patients with ALS to determine whether dose titration will reduce instances of abdominal pain and allow more patients to benefit from dazucorilant. Following completion of this study, we expect to start a pivotal Phase 3 trial in 2026.
The FDA has granted dazucorilant Fast Track Designation and orphan drug status for the treatment of ALS in the United States.
Development of Other Selective Cortisol Modulators
In addition to the clinical studies described above, we continue to create and test new selective cortisol modulators and advance the most promising of them towards the clinic.
Inflation Reduction Act (“IRA”) of 2022
The IRA was enacted on August 16, 2022. The IRA includes provisions requiring manufacturers to pay a rebate to the Centers for Medicare and Medicaid Services (“CMS”) if the price of a Medicare Part B or Part D drug increases faster than the rate of inflation. In addition, the IRA shifts a portion of the Medicare beneficiary costs formerly borne by the government and beneficiaries to manufacturers in the form of limitations on price increases and rebates paid to the government. We anticipate this provision will limit the revenue we receive from Medicare patients and may materially reduce our profits in 2026 and beyond. The IRA permits CMS to negotiate prices for certain high-expenditure Medicare Part B or Part D drugs.
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
Net product revenue was $164.9 million for the three months ended March 31, 2026, compared to $157.2 million for the comparable period in 2025. The increase was driven by a 12.4 percent increase in sales volume, partially offset by a 6.7 percent decrease in average price due to higher sales volume from our authorized generic version of Korlym. The decrease in average price was partially offset by a price increase of our Hypercortisolism Products in August 2025.
Cost of sales – Cost of sales includes the cost of the active pharmaceutical ingredient (“API”), tableting, packaging, personnel, overhead, stability testing and distribution.
Cost of sales was $2.9 million for the three months ended March 31, 2026, compared to $2.4 million for the comparable period in 2025. Cost of sales as a percentage of revenue was 1.7 percent and 1.5 percent for the three months ended March 31, 2026 and 2025, respectively. The increase in cost of sales as a percentage of revenue was primarily due to a decrease in the average selling price of our Hypercortisolism Products.
Research and development expense – Research and development expense includes the cost of (1) recruiting and compensating development personnel, (2) clinical trials, (3) manufacturing investigational drug products, (4) preclinical studies, (5) drug discovery research and (6) the development of new drug formulations and manufacturing processes.
Research and development expense was $66.3 million for the three months ended March 31, 2026, compared to $60.7 million for the comparable period in 2025. The increase was primarily due to increased expenses related to the advancement of our development programs and employee compensation expenses, partially offset by decreased expenses related to development programs that are nearing completion.

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Development programs:
Oncology	$14,268	$8,299
Cushing’s syndrome	24,723	17,973
Metabolic diseases	4,931	11,084
Pre-clinical and early-stage selective cortisol modulators and ALS	5,361	8,702
Unallocated activities, including manufacturing and regulatory activities	11,276	8,356
Stock-based compensation	5,706	6,321
Total research and development expense	$66,265	$60,735
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

Selling, general and administrative expense was $145.4 million for the three months ended March 31, 2026, compared to $90.7 million for the comparable period in 2025. The increase was primarily due to increased sales and marketing activities and employee compensation expenses to support commercialization of our Hypercortisolism Products and Lifyorli.
We expect our selling, general and administrative expense to be higher in 2026 than in 2025 due to increased commercial and administrative activities to support our increased sales and marketing efforts.
Interest and other income – Interest and other income was $4.9 million for the three months ended March 31, 2026, compared to $6.2 million for the comparable period in 2025 and consisted primarily of interest income from marketable securities. The decrease was primary due to lower cash, cash equivalents and marketable securities and market-wide decreases in interest rates.
Income tax benefit – Income tax benefit was $13.0 million for the three months ended March 31, 2026, compared to $10.9 million for the comparable period in 2025. The increase in income tax benefit during the three months ended March 31, 2026 was primarily due to first quarter loss, partially offset by decreased stock compensation deductions, compared to the corresponding period in 2025.
Liquidity and Capital Resources
Since 2015, we have relied on revenues from the sale of our Hypercortisolism Products to fund our operations.
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
As of March 31, 2026, we had cash, cash equivalents and marketable securities of $515.4 million, consisting of cash and cash equivalents of $108.7 million and marketable securities of $406.7 million, compared to cash, cash equivalents and marketable securities of $532.4 million, consisting of cash and cash equivalents of $120.5 million and marketable securities of $411.9 million as of December 31, 2025.
The cash in our bank accounts and our marketable securities could be reduced or our access to them restricted if the financial institutions holding them were to fail or severely adverse conditions were to arise in the markets for public or private debt securities. We have never experienced a material lack of access to cash or material realized losses.
Net cash used in operating activities was $16.8 million for the three months ended March 31, 2026, compared to net cash provided by operating activities of $4.8 million for the comparable period in 2025. The change was primarily due to net loss resulting from higher operating expenses to support increased sales and marketing activities.
Net cash provided by investing activities was $4.5 million for the three months ended March 31, 2026, compared to net cash used for $3.2 million for the comparable period in 2025. The change was primarily due to a higher allocation of cash proceeds from maturities of marketable securities towards cash equivalents during the three months ended March 31, 2026.
Net cash provided by financing activities was $0.8 million for the three months ended March 31, 2026, compared to net cash used in financing activities of $39.8 million for the comparable period in 2025. In the three months ended March 31, 2026, we received $4.0 million from the exercise of stock options and $2.5 million in connection with our ESPP, offset by cash spent to acquire $5.8 million of our common stock in connection with the satisfaction of statutory withholding requirements for net settlement of cashless option exercises and vesting of restricted stock grants. In the comparable period in 2025, we spent $15.8 million to acquire our common stock in connection with the satisfaction of statutory withholding requirements for net settlement of cashless option exercises and vesting of restricted stock grants and $27.4 million in connection with our stock repurchase program to repurchase up to $200 million of our common stock (the “Stock Repurchase Program”), offset by $1.7 million received from the exercise of stock options and $1.7 million received in connection with our ESPP.
As of March 31, 2026, we had retained earnings of $611.6 million.
Contractual Obligations and Commitments
Our contractual payment obligations and purchase commitments are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. Other than the addition of a commitment to purchase $10.2 million of API, our payment obligations and purchase commitments did not change materially during the three months ended March 31, 2026. See Note 4 to our Unaudited Condensed Consolidated Financial Statements for more information regarding our purchase commitments.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and judgments that affect the amount of assets, liabilities and expenses we report. We base our estimates on historical experience and on other assumptions we believe to be reasonable. Actual results may differ from our estimates. Our significant accounting policies are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There were no changes that occurred during the fiscal quarter covered by this report that materially affected, or are reasonably likely to materially affect, our critical accounting policies and estimates.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks as of March 31, 2026 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. The market risks associated with our cash, cash equivalents and marketable securities, which consist entirely of debt instruments with original maturities of less than 24 months, did not change materially during the three months ended March 31, 2026.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. As of March 31, 2026, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure at the reasonable assurance level.
Changes in internal control over financial reporting. Our Chief Financial Officer and other members of management evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2026 and concluded that there was no change during the quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Purported Securities Class Action
On February 20, 2026, a purported securities class action complaint was filed in the United States District Court for the Northern District of California by the Allegheny County Employees’ Retirement System (Allegheny County Employees’ Retirement System v. Corcept Therapeutics Incorporated, et al., Case No. 3:26-cv-1525) (the “Securities Action”). The complaint names Corcept and certain of its executive officers as defendants asserting violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 and alleges, among other things, that the defendants made or are responsible for making false and materially misleading statements and omissions regarding our NDA for relacorilant as a treatment for patients with hypercortisolism. The complaint asserts a putative class period from October 31, 2024, to December 30, 2025 and seeks damages, attorneys’ fees and costs and unspecified relief. On April 21, 2026, three groups of purported Corcept stockholders and their counsel each filed motions for appointment as lead plaintiff and lead counsel. We will vigorously defend ourselves against this lawsuit.
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
Trial was held in September 2023, before Judge Renee Marie Bumb in the D.N.J. regarding infringement of the ’214 patent and U.S. Patent No. 10,842,800 (the “’800 patent”). On December 29, 2023, Judge Bumb ruled that Teva’s proposed generic product would not infringe either of these patents. Teva launched its generic product in January 2024. We appealed the District Court’s ruling to the United States Court of Appeals for the Federal Circuit, which heard oral argument in the matter on July 7, 2025. On February 19, 2026, the appellate court affirmed the District Court’s ruling, finding no infringement of either the ’214 or the ’800 patent. On April 22, 2026, we filed a petition for rehearing en banc to the United States Court of Appeals for the Federal Circuit asking all active judges of the circuit to review the decision of the three-judge panel.
We will continue to vigorously enforce our intellectual property rights relating to Korlym.
Antitrust Litigation
On June 13, 2024, Teva filed a complaint in the Northern District of California, captioned Teva Pharmaceuticals USA, Inc. v. Corcept Therapeutics, Inc., et al. (N.D. Cal.), Case No. 5:24-cv-03567 (the “Teva Antitrust Litigation”). This lawsuit names, as defendants, Corcept and Optime Care, Inc. (“Optime”), the specialty pharmacy that previously served as our exclusive specialty pharmacy services vendor dispensing Korlym and the authorized generic version of Korlym and performing related pharmacy and patient support services. The lawsuit alleges, among other things, that Corcept and Optime violated federal and state laws related to antitrust and unfair business practices. On September 12, 2025, the District Court granted in part and denied in part defendants’ motion to dismiss the lawsuit, thereby dismissing some of Teva’s claims and theories. Teva subsequently filed a Second Amended Complaint (“SAC”) reasserting some of its state law claims, and, later, a Third Amended Complaint (“TAC”) adding claims related to Corcept’s agreement with the new specialty pharmacy vendor to which we transferred specialty pharmacy services in 2025. Corcept and Optime have filed motions to dismiss portions of Teva’s SAC and TAC. The District Court held a hearing on these motions on February 18, 2026. We cannot predict the outcome of these motions or when the Court will issue its opinion. Trial for this matter is scheduled for March 2027.
On February 10, 2025, several named plaintiffs filed a complaint against Corcept in the Alameda County Superior Court for the State of California, captioned, Aetna Inc., Health Care Service Corporation, Humana Inc. and Molina Healthcare Inc. vs. Corcept Therapeutics, Inc., Case No. 25CV110493 (the “Aetna Litigation”). This lawsuit names Corcept as the sole defendant and includes allegations substantially similar to those made in the Teva Antitrust Litigation. On March 17, 2025, Corcept filed a cross-complaint against the plaintiffs in the Aetna Litigation and a notice to remove this lawsuit from state court to federal court. On September 18, 2025, the United States District Court for the Northern District of California granted the plaintiffs’ motion to remand this case back to the state court. We have petitioned the Court to dismiss this case or, in the alternative, stay the proceedings pending the resolution of the Teva Antitrust Litigation.

Other Litigation
On April 10, 2026, a purported shareholder derivative complaint was filed in the U.S. District Court for the Northern District of California by Mark LeRiger, captioned LeRiger v. Belanoff et al., Case No. 3:26-cv-03106 (N.D. Cal.). This complaint names as defendants several of our executive officers, all current members of our board of directors and one former director. Corcept is named as a nominal defendant. Based on the same statements at issue in the Securities Action, the complaint asserts claims for violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, breach of fiduciary duty, unjust enrichment, waste of corporate assets, and disgorgement of insider trading profits. The complaint seeks unspecified monetary relief and various forms of equitable relief, including disgorgement. We intend to seek a stay of this lawsuit pending resolution of any motion to dismiss the Securities Action.
November 2021 Records Subpoena
In November 2021, we received a records subpoena from the United States Attorney’s Office for the District of New Jersey (the “NJ USAO”) pursuant to Section 248 of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) seeking certain information relating to Korlym. The NJ USAO has informed us that it does not currently consider us a defendant but rather an entity whose conduct is within the scope of the government’s investigation regarding matters referenced in the subpoena.
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
Risks Related to our Commercial Activities
•Failure to generate sufficient revenue from the sale of Korlym, our authorized generic of Korlym, and Lifyorli (collectively, our “Products”) would harm our financial results and would likely cause our stock price to decline.
•The availability and adoption of generic versions of Korlym, other than our authorized generic of Korlym, could adversely affect our business, results of operations and financial position.
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

Risks Related to our Intellectual Property
•We may not be able to secure, maintain or effectively assert patent protection for the composition, manufacture, or methods of use of our Products and our proprietary, selective cortisol modulators. Litigation is slow moving, expensive and its outcome is uncertain and subject to challenge on appeal.
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
Risks Related to our Commercial Activities
Failure to generate sufficient revenue from the sale of Korlym, our authorized generic of Korlym, and Lifyorli (collectively, our “Products”) would harm our financial results and would likely cause our stock price to decline.
Our ability to generate revenue and to fund our commercial operations and development programs is dependent on the sale of our Products. Physicians will prescribe our Products if they determine that they are preferable to other treatments.
Many factors could limit our product revenue, including:
•many physicians are inexperienced diagnosing or caring for patients with hypercortisolism and it can be hard to persuade them to identify appropriate patients and treat them with our Hypercortisolism Products;
•the preference of physicians or payors for competing treatments for hypercortisolism, including off-label treatments and generic versions of Korlym;
•the preference of physicians or payors for competing treatments for platinum-resistant ovarian cancer;
•lack of availability of government or private insurance, the shift of a significant number of patients to Medicaid, which reimburses our Products at a significantly lower price, or the introduction of government price controls or other price-reducing regulations, such as the Inflation Reduction Act of 2022, that may significantly limit Medicare reimbursement rates and the One Big Beautiful Bill Act (“OBBBA”) of 2025, which will reduce Medicaid funding significantly;
•disruptions in our supply chain due to the imposition of tariffs or other restrictions on trade; and
•the inability of our pharmacy and distributor vendors to dispense our Products in a timely manner.
Failure to generate sufficient product revenue could prevent us from fully funding our planned commercial and clinical activities and would likely cause our stock price to decline.
The availability and adoption of generic versions of Korlym, other than our authorized generic of Korlym, could adversely affect our business, results of operations and financial position.
In March 2018, we brought suit in Federal District Court to prevent Teva from violating our patents. In December 2023, the Court issued a ruling in Teva’s favor. In January 2024, Teva launched a generic version of Korlym. We appealed the District Court’s decision to the U.S. Court of Appeals for the Federal Circuit. In February 2026, the appellate court affirmed the

District Court’s ruling. If Teva’s commercial efforts are successful, they may materially harm our results of operations and financial condition by reducing the number of tablets we sell or lowering their price or both.
We also have litigation settlements with Sun Pharmaceutical Industries Limited (“Sun”) and Hikma Pharmaceuticals USA Inc. (“Hikma”) that allow them to begin selling mifepristone, with customary restrictions, provided the FDA has approved their products and Teva’s generic product remains commercially available. The availability and adoption of generic versions of Korlym from Sun or Hikma could materially harm our results of operations and financial condition by reducing the number of tablets we sell or lowering their price or both. Please see “Part II, Item 1, Legal Proceedings” for additional details.
Intellectual property litigation is complex, costly and involves significant commitments of management time. Other companies may seek FDA approval to market generic versions of Korlym, in which case we will vigorously protect our intellectual property. However, there can be no assurance our efforts will be successful.
Public perception of mifepristone or legislation limiting or barring its distribution or use for termination of early pregnancy may limit our ability to sell our current Products.
The active ingredient in our Hypercortisolism Products, mifepristone, is approved by the FDA in another drug for the termination of early pregnancy. In 2022, the United States Supreme Court published its decision in the case of Dobbs v. Jackson Women’s Health Organization (“Dobbs”), which overturned Roe v. Wade, the 1973 Supreme Court decision that had established a woman’s right to terminate her pregnancy, subject to certain limitations. Dobbs has stimulated many states to enact laws restricting the legality of abortion and mifepristone, including during early pregnancy and under specific conditions of use. More laws banning or heavily restricting termination of pregnancy may be adopted and existing laws may be made more restrictive. On June 13, 2024, in a highly publicized case, the Supreme Court ruled against plaintiffs seeking to restrict access to mifepristone for terminating pregnancy, holding that they lacked standing (i.e., the right to sue), thus preserving current access to mifepristone. Because the Supreme Court’s decision was made solely on procedural grounds, the ruling does not necessarily foreclose other challenges to the continued availability of mifepristone. The timing and outcome of any subsequent cases, as well as additional legislative changes, are uncertain.
In September 2025, the HHS announced it will re-examine the safety of mifepristone for use in the termination of early pregnancy. There can be no assurance this re-examination will not result in restrictions on the distribution of mifepristone for any use, including the treatment of patients with hypercortisolism. Heightened public awareness of mifepristone as an abortifacient may draw the attention of hostile federal and state government officials or political activists to our Hypercortisolism Products – as could additional public debate concerning current or proposed restrictions on the distribution of mifepristone. This may be the case even though (i) our Hypercortisolism Products are not approved for the termination of pregnancy, (ii) we do not promote them for that use and (iii) we have taken measures to minimize the chance that they will accidentally be prescribed to a pregnant woman.
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
In the United States, there have been and continue to be legislative initiatives to contain healthcare costs. The IRA significantly changed the way Medicare pays for prescription drugs. The IRA requires the Secretary of the U.S. Department of Health and Human Services to negotiate Medicare prices for selected drugs and biologicals, including both physician-administered products covered under Medicare’s Part B benefit and self-administered drugs such as our Products that are covered under the Part D benefit. Each year, the Secretary will select for price negotiation a specified number of negotiation-eligible drugs with the highest total Part B or D expenditures over the preceding 12-month period. To be eligible for price negotiation a drug must have been on the market for at least seven years without generic competition. Orphan drugs, such as our Hypercortisolism Products, that are indicated for only one rare disease or condition and drugs with less than $200 million in annual Medicare expenditures are exempt from the negotiation program. For the first two years of the program, 2026 and 2027, only Part D drugs are eligible. The Secretary will publish the negotiated price, known as the “Maximum Fair Price” (“MFP”), for each of the selected products. Manufacturers of selected drugs would be required to offer the drug for Medicare recipients at the MFP. Manufacturers who fail to negotiate with the Secretary or offer their drug to Medicare recipients at the MFP can face significant civil money penalties or excise tax liability on sales of that drug. Several pharmaceutical companies, as well as the U.S. Chamber of Commerce, and the Pharmaceutical Research and Manufacturers of America have filed lawsuits against the HHS and CMS, asserting that, among other things, the IRA’s drug price negotiation program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution and is otherwise unlawful. The HHS has generally won the substantive disputes in these cases, and several federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. The HHS has generally continued to win the substantive disputes in appeals, although certain cases continue to seek appellate review. If our Products or any drug we commercialize become eligible for Medicare negotiation, the revenue we generate from sales of those drugs may be significantly reduced.
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
The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at the HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals may, for example, include directives: (1) reducing agency workforce and cutting programs; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMNI, to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed the HHS to establishing an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs on imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. On December 19, 2025, CMS released two proposed rules that would incorporate Most-Favored-Nation, or MFN, pricing principles into Medicare reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model, or GLOBE, for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs, or GUARD, model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals may be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue.
Any expansion, finalization or implementation of these or similar MFN-based pricing initiatives could subject our Products to additional rebate obligations, negatively impact our pricing strategies, product demand, or competitive positioning across global markets, and may result in reduced revenue.
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

We make grants to independent charitable foundations that help financially needy patients with their premium, co-pay, and co-insurance obligations with respect to their hypercortisolism treatment, regardless of whether that treatment includes one of our Hypercortisolism Products. There has been enhanced scrutiny of company-sponsored patient assistance programs, including insurance premium and co-pay assistance programs and donations to third-party charities that provide such assistance. As a result of this scrutiny, these assistance programs and charities may decide to reduce or eliminate entirely the assistance they provide to patients, which could result in fewer patients receiving the financial support they need to cover the cost of their hypercortisolism care, including the cost of medication, which may include one of our Hypercortisolism Products.
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
In 2025, our previous specialty pharmacy vendor was unable to fully meet demand for our Hypercortisolism Products. In the first quarter of 2026, we completed the transition to our new primary vendor, Curant.
Curant dispenses our Hypercortisolism Products and performs related pharmacy and patient support services, including the collection of payments from insurers representing more than 99 percent of our hypercortisolism revenue. If Curant does not adhere to its agreements with payers or does not continue to meet regulatory requirements concerning pharmacy operations, it may not be able to collect, on our behalf, some or all of the payments due to us. In addition, if Curant has operational difficulties or otherwise becomes unable or unwilling to perform obligations under our agreement, we may not be able to dispense our Hypercortisolism Products in a timely manner to some or all of our patients, which may adversely affect our business, results of operations and financial position. Our agreement with Curant became effective in June 2025 and extends to June 2028 with automatic renewal for successive one-year terms, unless terminated earlier by us upon 180 days’ notice, subject to customary termination provisions, including the right of either party to terminate in the event of a material breach by the other party. In addition, we may terminate the agreement without cause for convenience with prior written notice.
We use a specialty pharmacy and specialty distributors to distribute Lifyorli.
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
Since 2012, Recordati Industria Chimica e Farmaceutica S.p.A. (“Recordati”) has marketed the injectable somatostatin analogue pasireotide in the United States and EU as a treatment for adult patients with Cushing’s disease, a subset of hypercortisolism. In 2020, the FDA granted Recordati approval to market the cortisol synthesis inhibitor osilodrostat to treat patients with Cushing’s disease, which approval was broadened in April 2025 to include adult patients with any etiology of hypercortisolism.
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
Other companies offer medications that treat patients with platinum-resistant ovarian cancer by mechanisms different than Lifyorli’s. The availability of such competing treatments could limit our product revenue.
Chemotherapies, such as paclitaxel, doxorubicin, gemcitabine and topotecan, are commonly used to treat patients with platinum-resistant ovarian cancer as monotherapy or in combination with bevacizumab, which has been marketed by Genentech, Inc. of F. Hoffmann-La Roche Ltd since 2014.
Since November 2022, ImmunoGen, Inc. of AbbVie Inc. has marketed mirvetuximab soravtansine-gynx as a treatment for patients with platinum-resistant ovarian tumors that express the folate-alpha receptor at high levels, which occurs in one in every three patients.
In April 2024, Daiichi-Sankyo Company, Limited & AstraZeneca PLC received approval to market trastuzumab deruxtecan as a treatment for patients with platinum-resistant ovarian cancer, with tumors that express the HER-2 receptor at specified levels.
In February 2026, Merck & Co., Inc. received approval to market pembrolizumab as a treatment for patients with platinum-resistant ovarian cancer, with tumors that express the PD-1 receptor at specified levels, which occurs in 50 to 60 percent of patients.
Physician preference for any of these approved medications or for the off-label use of other medications to treat patients with platinum-resistant ovarian cancer could limit our revenue materially and harm our results of operations, causing our stock price to decline.
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
We are also vulnerable to natural disasters, including earthquakes, fires, hurricanes, floods, blizzards and the extended periods of extreme heat, cold and precipitation made more frequent and severe by global warming. For example, our headquarters are in the San Francisco Bay Area, which experiences earthquakes, wildfires and flooding. Our specialty pharmacy vendors, distributors, tablet manufacturers and warehouses are in areas subject to hurricanes and tornadoes. All our activities, as well as the activities of our vendors, consultants, clinical investigators, patients, physicians and regulators, are subject to the risks posed by global warming.
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
We are subject to statutes and regulations governing the promotion and sale of medicine. Although physicians are permitted to prescribe drugs for any indication they choose, manufacturers may only promote products for their FDA-approved use. All other uses are referred to as “off-label”; manufacturers are prohibited from engaging in any “off-label” promotion. In the United States, we market our Hypercortisolism Products to treat hyperglycemia secondary to hypercortisolism in adult patients with endogenous hypercortisolism who have type 2 diabetes mellitus or glucose intolerance and for whom surgery has failed or is not an option and Lifyorli in combination with nab-paclitaxel to treat adult patients with platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer who have received one to three prior systemic treatment regimens including bevacizumab. Among other activities, we provide promotional materials and training programs to physicians covering the use of our Products for this indication. The FDA may change its policies or enact new regulations at any time that may restrict our ability to promote our Products, which could adversely impact our business.
If the FDA or a law enforcement agency were to determine that we engaged in off-label promotion, we could be required to change our practices and be subject to regulatory enforcement actions, including issuance of a public “warning letter,” untitled letter, injunction, seizure, civil fine or criminal penalties. Federal or state enforcement authorities may act if they believe that the alleged improper promotion led to the submission and payment of claims for unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Even if it is determined that we are not in violation of these laws, we may receive negative publicity, incur significant expenses and be forced to devote management time to defending our position.
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
•federal “sunshine” laws, including the federal Physician Payment Sunshine Act (or sometimes referred to as the Open Payments™ Program), that require transparency regarding financial arrangements with health care providers, such as the reporting and disclosure requirements imposed by the Patient Protection and Affordable Care Act (“ACA”) on drug manufacturers regarding any “transfer of value” made or distributed to physicians, certain non-physician practitioners, teaching hospitals, and ownership or investment interests held by physicians and their immediate family members;
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
In November 2021, we received a records subpoena from the United States Attorney’s Office for the District of New Jersey (the “NJ USAO”) seeking documents relating to the sale and promotion of Korlym, our relationships with and payments to health care professionals who can prescribe or recommend Korlym and prior authorizations and reimbursement for Korlym. The NJ USAO has informed us that it is investigating whether any criminal or civil violations by us occurred in connection with the matters referenced in the subpoena. It has also informed us that it does not currently consider us a defendant but rather an entity whose conduct is within the scope of the government’s investigation. We cooperated fully with the investigation. Please see “Part I, Item 3, Legal Proceedings” for additional details.
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
Clinical development is costly, time-consuming, unpredictable and depends on numerous factors, including the substantial discretion of the regulatory authorities. In addition, policies, regulations, and the type and amount of clinical data that the regulatory authority views as necessary for approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Positive data from clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The results from nonclinical studies and early clinical trials are often not predictive of results in later clinical trials and top-line or interim results of a clinical trial do not necessarily predict final results, which may differ materially from the earlier results of a particular trial. Product candidates may fail to show the desired safety and efficacy traits despite having produced positive results in preclinical studies and initial clinical trials. Many companies have suffered significant setbacks in late-stage clinical trials due to lack of efficacy or unanticipated or unexpectedly severe adverse events. Notwithstanding any potential promising results in earlier studies, we cannot be certain that we will not face similar setbacks.
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
We submitted an NDA for relacorilant as a treatment for patients with hypercortisolism. On December 30, 2025, the FDA issued a CRL declining to approve relacorilant for the proposed use and stating that additional evidence of effectiveness was required. We are working with the FDA to determine the best path to approval. We have also submitted to the EMA an MAA for relacorilant in combination with nab-paclitaxel as a treatment for patients with platinum-resistant ovarian cancer with a likely regulatory decision date in the fourth quarter of 2026. These applications may be delayed and there is no assurance that they will be approved.
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
We are dependent on revenue from the sale of our Products and our cash reserves to fund our commercial operations and development programs. If our revenue declines significantly, we may need to curtail our operations or raise funds to support our plans. We may also choose to raise funds for strategic reasons. We cannot be certain funding will be available on acceptable terms or at all. Equity financing would cause dilution; debt financing may involve restrictive covenants. Neither type of financing may be available to us on attractive terms or at all. If we obtain funds through collaborations with other companies, we may have to relinquish rights to one or more of our product candidates. If our revenue declines and our cash reserves are depleted, and if adequate funds are not available from other sources, we may have to delay, reduce the scope of, or eliminate one or more of our development programs.

Risks Related to our Intellectual Property
We may not be able to secure, maintain or effectively assert patent protection for the composition, manufacture, or methods of use of our Products and our proprietary, selective cortisol modulators. Litigation is slow moving, expensive and its outcome is uncertain and subject to challenge on appeal.
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
We cannot assure investors that a liquid trading market for our common stock will exist at any particular time. As a result, holders of our common stock may not be able to sell shares quickly or at the current market price. During the 52-week period ended April 23, 2026, our average daily trading volume was approximately 1,407,089 shares and the intra-day sales prices per share of our common stock on the Nasdaq Capital Market ranged from $28.66 to $91.00.
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
•overall performance of the equity markets;
•changes in estimates or recommendations by securities analysts or the failure of our performance to meet the published expectations of those analysts or public guidance we have provided;
•purchases of our common stock pursuant to the Stock Repurchase Program or changes to that program;
•general market and economic conditions;
•conflicts in the Middle East, the ongoing conflict between Ukraine and Russia, instability in Venezuela and other geopolitical conflicts and the global impact of restrictions and sanctions imposed on Russia and the impact thereof on the markets generally, including any adverse effects on macroeconomic conditions such as inflation;

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
The guidance we provide as to our expected revenue is only an estimate of what we believe is realizable at the time we give such guidance. Our revenue depends on many factors, including, without limitation, the efficacy of our sales and marketing efforts, the price we receive from private and government payors, competition from alternate treatments for patients with hypercortisolism, including from generic versions of Korlym, competition from alternate treatments for patients with platinum-resistant ovarian cancer and changes in government regulations. Our guidance estimate considers all of these factors, but they are difficult to predict. As a result, our revenue may vary materially from our guidance. Research analysts publish estimates of our future revenue and earnings based on their own analysis. The revenue guidance we provide may be one factor they consider when determining their estimates. If our revenue is materially less than the guidance we or the revenue estimates of the research analysts who cover our stock provide investors, our stock price may decline.
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
The significant cuts to funding for Medicaid contained in the OBBBA enacted in July 2025 will increase the cost of our financial assistance and charitable donation programs. There may be further reductions in federal healthcare spending that may harm our business.
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
Additionally, disruptions at the FDA may impede its ability to review applications to start clinical trials, complete reviews of new drug applications, and conduct other activities critical to our business in a timely way or at all. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, including the FDA, have furloughed critical employees and stopped critical activities. Although some of the activities upon which our business relies, including the review of new drug applications, are funded independently by user fees, these fees may not be sufficient, and if a prolonged government shutdown occurs again, it could require the FDA to curtail or cease its activities, which could have a material adverse effect on our business.
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
Our earnings are subject to federal, state and local taxes. We offset a portion of our earnings using net operating losses and our taxes using research and development tax credits, which reduces the amount of tax we pay. Some jurisdictions require that we pay taxes or fees calculated as a percentage of sales, payroll expense, or other indicia of our activities. Please see “Part I, Item 1, Notes to Condensed Consolidated Financial Statements – Income Taxes.” Changes to existing tax laws could materially increase the amounts we pay, which would reduce our after tax net income.
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
As of April 23, 2026, our officers and directors beneficially owned approximately 21 percent of our common stock. Acting together, these stockholders could significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling stockholders.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
In January 2024, our Board of Directors approved a program authorizing the repurchase of up to $200 million of our common stock. Purchases under this program may be made in the open market, in privately negotiated transactions or otherwise. The timing and amount of any repurchases will be determined based on market conditions, our stock price and other factors. The program does not require us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time without notice. As of March 31, 2026, $11.4 million of the current authorization remained available for the repurchase of shares of our common stock.
The following table contains information relating to the purchase of shares of our common stock in the three months ended March 31, 2026 as part of the cashless net exercises of stock options and vesting of restricted stock (in thousands, except average price per share):

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Purchase Price of Shares(2)
January 1, 2026 to January 31, 2026	39	$36.67	$1,413
February 1, 2026 to February 28, 2026	163	39.67	6,465
March 1, 2026 to March 31, 2026	62	35.74	2,224
Total	264	$38.30	$10,102

(1)
In January 2026, we issued 70,869 shares of common stock as part of net-share settlement of cashless option exercises, of which 27,937 shares were surrendered to us in satisfaction of related exercise cost and tax obligations. In February 2026, we issued 324,037 shares of common stock as part of net-share settlement of cashless option exercises, of which 131,442 shares were surrendered to us. In March 2026, we issued 130,311 shares of common stock as part of net-share settlement of cashless option exercises, of which 45,207 shares were surrendered to us.

In January 2026, we issued 26,726 shares of common stock as part of restricted award vesting, of which 10,591 shares were surrendered to us in satisfaction of related tax obligations. In February 2026, we issued 78,739 shares of common stock as part of restricted award vesting, of which 31,554 shares were surrendered to us. In March 2026, we issued 44,468 shares of common stock as part of restricted award vesting, of which 17,007 shares were surrendered to us.

(2)	We paid $5.8 million to satisfy the tax withholding obligations associated with the net-share settlement of these cashless option exercises and restricted stock vesting.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
Insider Trading Arrangements
During the three months ended March 31, 2026, none of directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sales of our securities that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Security Exchange Act of 1934, as amended, or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, other than as set forth in the table below.

Name	Position	Action	Adoption Date	Total Shares of Common Stock to be Sold	Expiration Date(1)

James N. Wilson	Director	Adoption	3/12/2026	Up to 100,000	3/15/2027

(1)	Each trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Document
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 24, 2023).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on December 11, 2023).
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Atabak Mokari, Chief Financial Officer of the registrant.
32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.
32.2	18 U.S.C. Section 1350 Certifications of Atabak Mokari, Chief Financial Officer of the registrant.
101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2026 and December 31, 2025, (ii) Unaudited Condensed Consolidated Statements of (Loss) Income for the three month periods ended March 31, 2026 and 2025, (iii) Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three month periods ended March 31, 2026 and 2025, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2026 and 2025, (v) Unaudited Condensed Consolidated Statement of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date:	April 30, 2026	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D.
Chief Executive Officer

Date:	April 30, 2026	/s/ Atabak Mokari
Atabak Mokari
Chief Financial Officer

Date:	April 30, 2026	/s/ Joseph D. Lyon
Joseph D. Lyon
Chief Accounting & Technology Officer