Form 10-Q
period 2026-06-30
CORCEPT THERAPEUTICS INC
filed 2026-07-29
CIK 1088856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number:
000-50679
_______________________________________________________
CORCEPT THERAPEUTICS INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On July 22, 2026, there were 108,098,397 shares of common stock outstanding at a par value of $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2026	December 31, 2025
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$111,039	$120,495
Short-term marketable securities	197,158	251,657
Trade receivables, net of allowances	76,920	59,786
Inventory	13,185	12,868
Prepaid expenses and other current assets	41,374	40,658
Total current assets	439,676	485,464
Strategic inventory	18,956	11,094
Operating lease right-of-use asset	6,860	4,583
Property and equipment, net	5,133	1,890
Long-term marketable securities	236,451	160,270
Other assets	2,946	5,153
Deferred tax assets, net	178,680	168,197
Total assets	$888,702	$836,651
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,910	$40,444
Accrued research and development expenses	21,628	33,954
Accrued and other liabilities	115,347	90,603
Short-term operating lease liability	1,917	1,084
Total current liabilities	153,802	166,085
Long-term operating lease liability	7,504	5,023
Long-term accrued government rebates	6,132	2,562
Long-term accrued income taxes	15,488	15,176
Total liabilities	182,926	188,846
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock	—	—
Common stock	142	140
Treasury stock	(998,013)	(966,586)
Additional paid-in capital	1,048,598	968,600
Accumulated other comprehensive income	436	2,264
Retained earnings	654,613	643,387
Total stockholders’ equity	705,776	647,805
Total liabilities and stockholders’ equity	$888,702	$836,651
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product revenue, net	256,147	194,430	421,050	351,644

Operating expenses:
Cost of sales	4,061	3,433	6,944	5,836
Research and development	53,890	60,471	120,155	121,206
Selling, general and administrative	156,896	103,851	302,252	194,511
Total operating expenses	214,847	167,755	429,351	321,553
Income (loss) from operations	41,300	26,675	(8,301)	30,091
Interest and other income	4,631	5,017	9,517	11,219
Income before income taxes	45,931	31,692	1,216	41,310
Income tax (expense) benefit	(2,944)	3,457	10,010	14,386
Net income	42,987	35,149	11,226	55,696

Net income attributable to common stockholders	42,141	34,611	11,017	54,918

Basic net income per common share	$0.40	$0.33	$0.11	$0.53

Diluted net income per common share	$0.36	$0.29	$0.09	$0.46

Weighted-average shares outstanding used in computing net income per common share
Basic	105,377	104,111	104,909	104,108
Diluted	118,385	120,485	116,373	120,227
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	42,987	35,149	11,226	55,696
Other comprehensive income:
Unrealized (loss) gain on available-for-sale investments, net of tax effect of $0, $21, $253 and $(154), respectively	(519)	163	(1,578)	714
Foreign currency translation gain (loss)	37	1,436	(250)	1,794
Total comprehensive income	$42,505	$36,748	$9,398	$58,204
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$11,226	$55,696
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	52,459	40,853
Accretion of marketable securities, net	(1,543)	(3,005)
Depreciation and amortization	1,461	931
Deferred income taxes	(10,229)	(31,469)
Changes in operating assets and liabilities:
Trade receivables	(17,134)	(10,591)
Inventory	(7,536)	(4,021)
Prepaid expenses and other current assets	1,340	(3,925)
Accounts payable	(25,885)	8,149
Accrued research and development expenses	(12,326)	(4,819)
Accrued and other liabilities, current and non-current	24,938	1,268
Net cash provided by operating activities	16,771	49,067
Cash flows from investing activities:
Purchases of property and equipment	(2,729)	(161)
Proceeds from sales and maturities of marketable securities	119,312	205,536
Purchases of marketable securities	(141,283)	(138,419)
Net cash (used in) provided by investing activities	(24,700)	66,956
Cash flows from financing activities:
Proceeds from stock option exercises, net of issuance costs	9,741	10,975
Proceeds from purchases under the Employee Stock Purchase Program	6,200	4,990
Repurchases of common stock in connection with Stock Repurchase Program	—	(130,451)
Cash paid to satisfy statutory withholding requirement for net settlement of cashless option exercises and vesting of restricted stock grants	(17,218)	(28,251)
Net cash used in financing activities	(1,277)	(142,737)
Net effect of exchange rate changes on cash, cash equivalents and restricted cash	(250)	1,794
Net decrease in cash, cash equivalents and restricted cash	(9,456)	(24,920)
Cash, cash equivalents and restricted cash, at beginning of period	121,745	128,665
Cash, cash equivalents and restricted cash, at end of period	$112,289	$103,745

Supplemental disclosure:
Exercise cost of shares repurchased for net settlement of cashless option exercises	$14,331	$12,056
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$111,039	$102,745
Restricted cash included in Other assets	1,250	1,000
Cash, cash equivalents and restricted cash, at end of period	$112,289	$103,745
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	105,966	$140	$968,600	$(966,586)	$2,264	$643,387	$647,805
Issuance of common stock under incentive award plan	1,626	1	10,861	—	—	—	10,862
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises and vesting of restricted stock	(264)	—	—	(10,102)	—	—	(10,102)
Stock-based compensation	—	—	21,714	—	—	—	21,714
Vesting of RSAs in connection with ESPP	—	—	815	—	—	—	815
Other comprehensive loss, net of tax	—	—	—	—	(1,346)	—	(1,346)
Net loss	—	—	—	—	—	(31,761)	(31,761)
Balance at March 31, 2026	107,328	$141	$1,001,990	$(976,688)	$918	$611,626	$637,987
Issuance of common stock under incentive award plan, net of issuance costs	913	1	19,409	—	—	—	19,410
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises and vesting of restricted stock	(320)	—	—	(21,325)	—	—	(21,325)
Stock-based compensation	—	—	24,467	—	—	—	24,467
Vesting of RSAs in connection with ESPP	—	—	2,732	—	—	—	2,732
Other comprehensive loss, net of tax	—	—	—	—	(482)	—	(482)
Net income	—	—	—	—	—	42,987	42,987
Balance at June 30, 2026	107,921	$142	$1,048,598	$(998,013)	$436	$654,613	$705,776
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	105,113	$136	$832,108	$(696,173)	$(217)	$543,735	$679,589
Issuance of common stock under incentive award plan	1,712	1	12,899	—	—	—	12,900
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises and vesting of restricted stock	(341)	—	—	(21,086)	—	—	(21,086)
Repurchase of common stock in connection with Stock Repurchase Program	(500)	—	—	(27,433)	—	—	(27,433)
Stock-based compensation	—	—	15,687	—	—	—	15,687
Vesting of RSAs in connection with ESPP	—	—	2,172	—	—	—	2,172
Other comprehensive income, net of tax	—	—	—	—	909	—	909
Net income	—	—	—	—	—	20,547	20,547
Balance at March 31, 2025	105,984	$137	$862,866	$(744,692)	$692	$564,282	$683,285
Issuance of common stock under incentive award plan	1,048	1	15,122	—	—	—	15,123
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises and vesting of restricted stock	(262)	—	—	(19,221)	—	—	(19,221)
Repurchase of common stock in connection with Stock Repurchase Program	(1,482)	—	—	(103,018)	—	—	(103,018)
Stock-based compensation	—	—	19,427	—	—	—	19,427
Vesting of RSAs in connection with ESPP	—	—	3,449	—	—	—	3,449
Other comprehensive income, net of tax	—	—	—	—	1,599	—	1,599
Net income	—	—	—	—	—	35,149	35,149
Balance at June 30, 2025	105,288	$138	$900,864	$(866,931)	$2,291	$599,431	$635,793
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
We were incorporated in the State of Delaware in May 1998. Our headquarters is located in Redwood City, California.
Basis of Presentation
We have prepared the following in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X: (i) condensed consolidated balance sheet as of June 30, 2026 and (ii) condensed consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for the three- and six-month periods ended June 30, 2026 and 2025. These do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (which in the applicable periods consist only of normal, recurring adjustments) have been included. Operating results for the three- and six-month periods ended June 30, 2026 are not necessarily indicative of the results for the remainder of 2026 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2025 included in our Annual Report on Form 10-K. The December 31, 2025 balance sheet was derived from audited financial statements at that date.
Segment Reporting
Based on the way we organize our business, make decisions, allocate resources and assess performance, we have determined that Corcept has a single reportable segment – the discovery, development and commercialization of pharmaceutical products. Our Chief Executive Officer, Joseph K. Belanoff, M.D., is the Chief Operating Decision Maker (“CODM”), with ultimate responsibility for its activities and performance. He bases his decisions as CODM on regular reviews of our consolidated balance sheets (including cash and cash equivalents, investments and liabilities), statements of income (including revenue, expense and net income), statements of cash flows, and regular reviews of expenses that are consistent with those disclosed in our consolidated statements of income.
Net Product Revenue
We sell Korlym and our authorized generic version of Korlym (our “Hypercortisolism Products”) and Lifyorli (collectively with our Hypercortisolism Products, our “Products”) in the United States through specialty pharmacies and specialty distributors. We sell our Products directly to patients through specialty pharmacies and hospitals and other purchasers through specialty distributors. We recognize revenue for sales directly to patients at the time the patient receives the medication. We recognize revenue from sales to specialty distributors at the time the specialty distributor receives the medication.
To determine revenue from the sale of our Products, we (i) identify our contract with each customer; (ii) identify the obligations of Corcept under the contract; (iii) determine the transaction price; (iv) allocate the transaction price to our performance obligation under the contracts, which is to deliver the Products to the customers; and (v) recognize revenue once our Products have been delivered and control has transferred to the customer. We recognize revenue provided we deem it probable that we will collect the payment due to us.

Confirmation of coverage by private or government insurance or by a third-party charity is a prerequisite for selling our Products to a patient through the specialty pharmacy channel.
To determine net product revenue, we deduct from gross sales the cost of our patient co-pay assistance programs and our estimates of government chargebacks and rebates, prompt-payment discounts, distribution and administrative fees, voucher assistance and reserves for expected returns, as applicable to each product and channel. We record these estimates at the time we recognize revenue and update them as new information becomes available. Our estimates take into account our understanding of the range of possible outcomes. If results differ from our estimates, we adjust our estimates, which changes our net product revenue and earnings. We report any changes in the period they become known, even if they concern transactions occurring in prior periods.
Government Rebates: Our Products are eligible for purchase by, or qualify for reimbursement from, Medicaid, Medicare and other government programs that are eligible for rebates on the price they pay for our Products. To determine the appropriate amount to reserve against these rebates, we identify or estimate Products sold to specialty distributors and patients covered by government-funded programs, apply the applicable government discount to these sales, then estimate utilization of such programs by government payors. We (i) deduct this reserve from revenue in the period to which the rebates relate and (ii) include in accrued expenses on our condensed consolidated balance sheet current or long-term liabilities of an equal amount.
Chargebacks: Although we sell our Hypercortisolism Products to the specialty distributor at full price, some of the government entities to which the specialty distributor sells receive a negotiated price. The specialty distributor recovers the full amount of any related price differences by reducing its payment to us (this reduction is called a “chargeback”). Chargebacks sometimes relate to our Hypercortisolism Products purchased by the specialty distributor in prior periods. We deduct from our revenue in each period chargebacks claimed by the specialty distributor for our Hypercortisolism Products it purchased in that period. We also create a reserve for chargebacks we estimate the specialty distributor will claim in future periods against Hypercortisolism Products it purchased in the current period but has not yet resold. We determine the amount of this reserve based on our experience with chargebacks and our understanding of the specialty distributor’s customers and business practices. We deduct this reserve from revenue and include in accrued expenses on our consolidated balance sheet a current liability of an equal amount. To date, chargebacks for our Hypercortisolism Products have not been material. For Lifyorli, hospitals, clinics, government purchasers and other eligible entities may purchase Lifyorli at contractually or statutorily negotiated prices. We estimate these related chargebacks based on applicable contractual or statutory requirements, expected utilization, claims activity and available product-specific or other informative data. These estimates are recorded as reductions in revenue for the period in which the related revenue is recognized, with a corresponding liability included in accrued expenses.
Discounts, Distribution Fees, Patient Assistance Programs and Charitable Support: We provide prompt-payment discounts and in some cases pay distribution, administrative, data or other fees in connection with the distribution of our Products, particularly those sold through specialty distributors. We also offer financial assistance to eligible patients whose insurance policies have high deductibles or co-payments. We determine the assistance we provide each patient by applying our program guidelines to that patient’s financial position and the patient’s insurance policy’s co-payment and deductible requirements. We deduct any fees we pay or patient assistance we provide from gross revenue. We provide prompt-payment discounts and pay distribution and administrative fees in connection with sales of Lifyorli. We also provide copay and voucher assistance to eligible commercially-insured patients. We record these amounts as reductions in revenue based on contractual terms, expected payment behavior, actual and expected claims activity and other available information.
For our Hypercortisolism Products, we donate cash to charities that help patients with financial need pay for treatment, including treatment of Cushing’s syndrome. We do not include payments from these charities in revenue, but record our donations as a deduction to selling, general and administrative expenses. We also provide our Hypercortisolism Products at no cost to eligible patients through patient assistance, replacement or starter programs. We do not recognize revenue for free product dispensed under these programs and record the cost of these products as selling, general and administrative expenses.
We also provide Lifyorli at no cost to eligible patients through patient assistance and starter drug programs. We do not recognize revenue for free product dispensed under these programs and record the cost of these products as selling, general and administrative expenses.
Sales Returns: Federal law prohibits the return of Products sold to patients through the specialty pharmacies. Sales to our specialty distributor are subject to return under our returned goods policy. We deduct the amount of Products we estimate each distributor will return from each period’s gross revenue. We base our estimates on quantitative and qualitative information including, but not limited to, that distributor’s historical return rates, the amount of Products held by that distributor and projected demand. To date, returns have not been material.
There have been no other material changes or additions to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
In September 2025, the FASB issued ASU No. 2025-06, which improves the accounting for internal software by eliminating the concept of development stages and requiring capitalization of software costs once management has authorized and committed funding for the project and it is probable the project will be completed and placed in service as intended. This ASU is effective for public companies with annual periods beginning after December 15, 2027, with early adoption permitted. We plan to adopt this guidance for the fiscal year ending December 31, 2028. We are evaluating the effects adoption of this guidance will have on the condensed consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-11, which amends ASC 270, Interim Reporting (“ASC 270”) to clarify the scope, form, and content of interim financial statements and centralizes interim disclosure requirements within ASC 270. This ASU introduces a new interim disclosure principle requiring entities to disclose material events and changes occurring since the last annual reporting period and clarifies the preparation and presentation of condensed interim financial information. This ASU is effective for public companies for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are evaluating the effects adoption of this guidance will have on the condensed consolidated financial statements.
Although there were several other new accounting pronouncements issued by the FASB during the three and six months ended June 30, 2026, we do not believe any of them had or will have a material impact on the condensed consolidated financial statements.
2. Composition of Certain Balance Sheet Items
Inventory

	June 30, 2026	December 31, 2025

	(in thousands)
Raw materials	$—	$847
Work in progress	18,913	13,703
Finished goods	13,228	9,412
Total inventory	32,141	23,962
Less strategic inventory classified as non-current	(18,956)	(11,094)
Total inventory classified as current	$13,185	$12,868
We have purchased and hold significant quantities of active pharmaceutical ingredient (“API”) for our Products, which are included in raw materials and work in progress inventory. We classify inventory we do not expect to utilize within 12 months of the balance sheet date as “strategic inventory,” a non-current asset.
Prior to receiving regulatory approval, we record the cost of manufacturing our product candidates as research and development expense at the time it is incurred. We capitalize manufacturing costs incurred after regulatory approval as inventory.

Prepaid expenses and other current assets

	June 30, 2026	December 31, 2025

	(in thousands)
Prepaid expenses	$17,568	$8,688
Clinical deposits	6,556	5,238
Prepaid income taxes	4,462	14,569
Deferred clinical materials	4,425	5,061
Other current assets	8,363	7,102
Total prepaid expenses and other current assets	$41,374	$40,658
Accrued and other liabilities

	June 30, 2026	December 31, 2025

	(in thousands)
Short-term accrued government rebates	$45,854	$35,679
Accrued compensation	38,248	37,400
Accrued selling and marketing costs	16,492	10,610
Other	14,753	6,914
Total accrued and other liabilities	$115,347	$90,603

3. Available-for-Sale Marketable Securities and Fair Value Measurements
The available-for-sale securities in our condensed consolidated balance sheets are as follows:

	June 30, 2026	December 31, 2025

	(in thousands)
Cash equivalents	$79,994	$99,768
Short-term marketable securities	197,158	251,657
Long-term marketable securities	236,451	160,270
Total marketable securities	$513,603	$511,695
The following table presents our available-for-sale securities grouped by asset type:

	Fair Value Hierarchy Level	June 30, 2026				December 31, 2025
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

		(in thousands)
Corporate bonds	Level 2	$361,287	$133	$(466)	$360,954	$337,164	$772	$(2)	$337,934
Commercial paper	Level 2	3,997	—	—	3,997	—	—	—	—
U.S. government agency securities	Level 2	68,906	—	(248)	68,658	53,990	28	—	54,018
U.S. Treasury securities	Level 1	—	—	—	—	19,957	18	—	19,975
Money market funds	Level 1	79,994	—	—	79,994	99,768	—	—	99,768
Total marketable securities		$514,184	$133	$(714)	$513,603	$510,879	$818	$(2)	$511,695
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
We classified accrued interest on our marketable securities of $4.5 million and $4.1 million as of June 30, 2026 and December 31, 2025, respectively, as prepaid expenses and other current assets on our condensed consolidated balance sheets.
As of June 30, 2026, all of our long-term marketable securities had original maturities of no more than 25 months and all of our marketable securities classified as short-term have maturities of less than one year. The weighted-average maturity of our short-term and long-term marketable securities was ten months. As of June 30, 2026, our long-term marketable securities had remaining maturities between 13 months and 24 months. None of our marketable securities changed from one fair value hierarchy to another during the three and six months ended June 30, 2026.
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
To date, we have recorded no losses and no provision for a loss contingency with respect to any matter. For further information about our ongoing legal matters, see Part II, Item 1, Legal Proceedings.
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
As the operating leases for our facilities do not provide sufficient information to determine the implicit borrowing rate, we calculated the present value of remaining lease payments using a discount rate equal to the interest rate we would pay on a collateralized loan with monthly payments and a term equal to the remaining term of our lease. Operating lease right-of-use assets also include any rent paid prior to the commencement date, less any lease incentives received. We recognize operating lease payments as expenses using the straight-line method over the term of the lease.
Operating lease expense for the three and six months ended June 30, 2026 was $1.0 million and $1.7 million, respectively, which include variable lease costs of $0.4 million and $0.7 million, respectively, primarily related to common area maintenance and other administrative expenses. In the comparable periods in 2025, operating lease expense was $0.6 million and $1.3 million, respectively, which include variable lease costs of $0.2 million and $0.6 million, respectively.
Supplemental information related to operating leases was as follows (in thousands, except weighted average amounts):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Cash paid for operating lease liabilities	$413	$371	$795	$618
Recognition of right-of-use asset in exchange for lease liability	$—	$—	$2,868	$—
Weighted-average remaining lease term			48 months	60 months
Weighted-average discount rate			8.3%	8.5%

As of June 30, 2026, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

2026 (remainder)	1,282
2027	2,697
2028	2,777
2029	2,861
2030	1,452
Total operating lease payments	11,069
Less imputed interest	(1,648)
Present value of operating lease liabilities	$9,421
6. Stock-Based Compensation
The following table summarizes our stock-based compensation by financial statement classification:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Capitalized stock-based compensation	$481	$107	$643	$251
Cost of sales	89	27	113	63
Research and development	6,903	5,397	12,609	11,718
Selling, general and administrative	22,424	13,599	39,737	29,072
Total stock-based compensation	$29,897	$19,130	$53,102	$41,104
7. Net Income Per Share
We compute our basic and diluted net income per share in conformity with the two-class method because Restricted Stock Awards (“RSAs”) include voting and dividend rights and are therefore participating shares. Under the two-class method, net income is determined by allocating net income between common stock and unvested RSAs. We compute basic net income per share by dividing our net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. We compute diluted net income per share by dividing our net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, including potentially dilutive stock options and unvested Restricted Stock Units (“RSUs”), less unvested RSAs. We use the treasury stock method to determine the number of dilutive shares of common stock resulting from stock options and unvested RSUs.

The following table shows the computation of net income per share for each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands, except per share amounts)
Numerator:
Net income attributable to common stockholders	$42,141	$34,611	$11,017	$54,918
Denominator:
Weighted-average shares used to compute basic net income per common share	105,377	104,111	104,909	104,108
Dilutive effect of employee stock options and unvested RSUs	13,008	16,374	11,464	16,119
Weighted-average shares used to compute diluted net income per common share	118,385	120,485	116,373	120,227

Net income per share attributable to common stockholders
Basic	$0.40	$0.33	$0.11	$0.53
Diluted	$0.36	$0.29	$0.09	$0.46
We excluded from the computation of diluted net income per share, on a weighted-average basis, 3.0 million and 4.8 million stock options and RSUs outstanding during the three and six months ended June 30, 2026, respectively, and 2.7 million and 2.0 million stock options outstanding during the three and six months ended June 30, 2025, respectively, because including them would have been anti-dilutive.
8. Income Taxes
We recorded an income tax expense of $2.9 million and a tax benefit of $10.0 million for the three and six months ended June 30, 2026, respectively, as compared to an income tax benefit of $3.5 million and $14.4 million for the comparable periods in 2025. The increase in income tax expense during the three months ended June 30, 2026 and decrease in income tax benefit during the six months ended June 30, 2026 were primarily due to a decrease in stock compensation deductions in 2026 as compared to the comparable periods in 2025.
Our effective tax rate differs from the federal statutory rate due to state income taxes and the non-deductible portion of our stock-based compensation, which increased our tax expense, offset by research and development credits and the excess tax deduction arising from the exercise of employee stock options, which reduced our taxable income.
During the three and six months ended June 30, 2026, unrecognized tax benefits decreased by $0.7 million and increased by less than $0.1 million, respectively.
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

9. Revenue
The following table presents a summary of total product revenue, net by product:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Hypercortisolism Products	$208,583	$194,430	$373,486	$351,644
Lifyorli	47,564	—	47,564	—
Total product revenue, net	$256,147	$194,430	$421,050	$351,644

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
Hypercortisolism (Cushing’s syndrome)
Our Hypercortisolism Products. We sell Korlym and our authorized generic version of Korlym in the United States (our “Hypercortisolism Products”) using sales representatives to call on physicians caring for patients with hypercortisolism. We also have a field-based force of medical science liaisons. We use an exclusive specialty pharmacy vendor, Curant Health Georgia, LLC (“Curant”) to distribute our Hypercortisolism Products directly to patients and provide patients and physicians with logistical and pharmacy support. From 2017 to 2025, our specialty pharmacy was Optime Care, Inc. We use a specialty distributor to distribute our Hypercortisolism Products to hospital pharmacies and other purchasers.
Our policy is that no patient with hypercortisolism will be denied access to our medications for financial reasons. To help us achieve that goal, we have patient support programs and donate money to independent charitable foundations that help patients pay for all aspects of their hypercortisolism care, whether or not that care includes taking our Hypercortisolism Products.
Because most people who suffer from hypercortisolism are undiagnosed or inadequately treated, we have developed and continue to refine and expand programs to educate physicians and patients about screening for hypercortisolism and the role our Hypercortisolism Products can play in treating patients with the disorder. We also conduct clinical research: In 2023, we initiated our CATALYST study to determine the prevalence of hypercortisolism in patients with difficult-to-control type 2 diabetes, defined as hemoglobin A1c (“HbA1c” – a measure of glucose control that rises in people with diabetes) of 7.5 percent or higher, despite receiving optimum treatment. Of the 1,057 patients enrolled in the first phase of CATALYST, 23.8 percent were found to have hypercortisolism. These patients were offered the chance to enter CATALYST’s second phase, in which 136 eligible patients were randomized 2:1 to receive either Korlym or placebo for 24 weeks. The primary endpoint of CATALYST’s second phase was a reduction in HbA1c in patients who received Korlym compared to patients who received placebo. CATALYST met this primary endpoint. Patients who received Korlym exhibited a clinically meaningful and statistically significant decrease in HbA1c of 1.47 percent, compared to a decrease of 0.15 percent in patients who received placebo (p-value: <0.0001). This phase of the trial also met its secondary endpoints. Patients who received Korlym exhibited significantly greater reductions in body weight (5.1 kg; p-value: 0.001) and waist circumference (5.1 cm; p-value: 0.002) than patients who received placebo. The safety profile of Korlym in CATALYST was manageable and consistent with the medication’s label: No new side effects or adverse events were identified.
CATALYST’s results were published in Diabetes Care (Buse et al., April 2025 (first phase) and DeFronzo et al., June 2025 (second phase)), the peer-reviewed journal of the American Diabetes Association.
To determine the prevalence of hypercortisolism in patients with resistant hypertension, we conducted the MOMENTUM trial in 2025. Resistant hypertension is defined by the American Heart Association as systolic blood pressure greater than 130 mm Hg and diastolic blood pressure greater than 80 mm Hg, despite the use of three or more antihypertensive medications of different classes, including a diuretic. Of the 1,086 patients enrolled in MOMENTUM, 27.3 percent were found to have hypercortisolism. MOMENTUM’s results were presented at the American College of Cardiology Annual Scientific Session in March 2026.
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
In December 2024, we submitted a New Drug Application (“NDA”) to the United States Food and Drug Administration (“FDA”) seeking approval to market relacorilant as a treatment for patients with endogenous hypercortisolism. The NDA was based on positive results from our pivotal GRACE trial, with confirmatory evidence from our Phase 3 GRADIENT trial, our Phase 3 long-term extension study and our Phase 2 study. Patients in all these trials exhibited clinically meaningful improvements in a wide range of hypercortisolism signs and symptoms, including hypertension, glucose control, weight and body composition. Relacorilant has been well-tolerated in all of its clinical trials. Notably, patients did not experience some of the serious adverse events that can arise in patients taking Korlym or other currently approved treatments.
On December 30, 2025, the FDA issued a Complete Response Letter (“CRL”) declining to approve relacorilant. While the letter acknowledged that our pivotal GRACE trial had met its primary endpoint and that our GRADIENT trial had provided confirmatory evidence, the FDA stated that additional evidence of efficacy would be required for approval. In April 2026, the FDA asked us to conduct additional analyses of the data included in our NDA. Based on the outcome of those analyses, we resubmitted our NDA to the FDA on June 17, 2026. The FDA has assigned a Prescription Drug User Fee Act target date of December 17, 2026 to complete its review.
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
In the open-label phase, patients experienced clinically meaningful and statistically significant improvements in a wide array of hypercortisolism signs and symptoms, including hypertension, hyperglycemia, weight, waist circumference, fat and lean body mass, cognition and Cushing’s Quality of Life score. Rapid and sustained improvements in systolic blood pressure (“SBP”) and diastolic blood pressure (“DBP”) were observed in all patients with hypertension, measured by 24-hour ambulatory blood pressure monitoring (“ABPM”), with an improvement in mean SBP of 7.9 mm Hg and mean DBP of 5.4 mm Hg at 22 weeks (p-values: <0.0001). Sixty-three percent of patients with hypertension met the study’s open label response criteria. Hypertension improvements were even greater in patients with hypertension who entered the study’s randomized withdrawal phase, with reductions in SBP of 12.6 mm Hg and DBP of 8.3 mm Hg (p-values: <0.0001).
Glucose control in GRACE was measured by several diagnostic tests, including the oral glucose tolerance test (glucose area under the curve or AUCglucose), HbA1c and fasting glucose. In the open-label phase, clinically meaningful and statistically significant improvements in glucose metabolism were observed in patients with diabetes or impaired glucose tolerance (i.e., pre-diabetes), with reductions in AUCglucose of 3.3 h*mmol/L, HbA1c of 0.3 percent and fasting glucose of 12.4 mg/dL at 22 weeks (p-values: <0.0001, 0.03, 0.03, respectively). During the open-label phase, 50 percent of patients with hyperglycemia met the study’s response criteria. Patients with hyperglycemia who entered the randomized withdrawal phase exhibited more pronounced improvements, with reductions in AUCglucose of 6.2 h*mmol/L, HbA1c of 0.7 percent and fasting glucose of 25.2 mg/dL at 22 weeks (p-values: <0.0001, <0.0001, 0.006, respectively).
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

Our Phase 3 GRADIENT study enrolled patients with hypercortisolism caused by adrenal adenomas or adrenal hyperplasia. These patients have a more gradual decline than patients with other etiologies of hypercortisolism, although their health outcomes are ultimately poor. GRADIENT enrolled 137 patients with hypercortisolism and either hypertension, hyperglycemia or both. Patients were randomized on a double-blind basis 1:1 to receive either relacorilant or placebo for 22 weeks. The trial’s primary endpoint was improvement compared to placebo in systolic blood pressure with glycemic control, weight and body composition as secondary endpoints.
Patients in GRADIENT who received relacorilant exhibited clinically meaningful improvements in a wide array of hypercortisolism signs and symptoms, including hypertension, hyperglycemia, weight and body composition, while patients who received placebo did not.
GRADIENT patients with hypertension who received relacorilant experienced a reduction in SBP of 6.6 mm Hg (p-value: 0.012) compared to baseline. The reduction in patients who received placebo was 2.1 mm Hg (p-value: ns) compared to baseline. The comparison between those who received relacorilant and placebo was not statistically significant. During the study, five patients who received placebo required rescue therapy with anti-hypertension medications, compared to one patient who received relacorilant. To ensure accuracy, hypertension was measured by 24-hour ABPM.
GRADIENT patients with hyperglycemia who received relacorilant experienced clinically meaningful and statistically significant improvements in glucose metabolism, including fasting glucose (placebo-adjusted reduction of 22.2 mg/dL; p-value: 0.002), area under the curve of the oral glucose tolerance test (placebo-adjusted reduction of 2.6 h*mmol/L; p-value: 0.046) and HbA1c (placebo-adjusted reduction of 0.3 percent; p-value: 0.019), compared to those who received placebo. These patients also experienced clinically meaningful and statistically significant improvements in body weight (placebo-adjusted reduction of 3.9 kg; p-value: 0.0001) and visceral adipose fat mass and volume (p-values: 0.018 and 0.016, respectively), compared to patients who received placebo.
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
Relacorilant in Combination with Chemotherapy. In March 2026, the FDA approved Lifyorli (relacorilant) in combination with the chemotherapy medication nab-paclitaxel to treat patients with platinum-resistant ovarian cancer who have received one to three prior systemic treatment regimens, at least one of which included bevacizumab. We sell Lifyorli using sales representatives to call on physicians caring for patients with platinum-resistant ovarian cancer. We also have a field-based force of medical science liaisons. We use specialty pharmacies to dispense Lifyorli directly to patients and provide logistical support to physicians and patients. We also sell Lifyorli to specialty distributors who, in turn, sell Lifyorli to community oncology practices, group purchasing organizations and hospitals. Lifyorli was added to National Comprehensive Cancer Network® Clinical Practice Guidelines in Oncology (NCCN Guidelines®) as a preferred regimen in April 2026. We offer a patient assistance program to provide support to patients to help them overcome financial barriers or coverage denials.
In October 2025, we submitted a marketing authorization application (“MAA”) to the EMA seeking approval in the EU, with an EMA decision expected in the fourth quarter of 2026. The EC has designated relacorilant as an orphan drug for the treatment of patients with ovarian cancer.
Lifyorli’s FDA approval was based primarily on positive data from our pivotal Phase 3 ROSELLA trial, with our positive Phase 2 trial providing confirmatory evidence. In both trials, patients exhibited clinically meaningful improvements in both progression-free survival (“PFS”) and overall survival (“OS”).
ROSELLA enrolled 381 women with recurrent, platinum-resistant ovarian cancer who were randomized 1:1 to receive either 150 mg of relacorilant intermittently in addition to the chemotherapeutic agent nab-paclitaxel or nab-paclitaxel monotherapy. Patients enrolled in ROSELLA received prior bevacizumab therapy, which is the approved standard of care for patients with platinum-resistant ovarian cancer. Women who have received more than three prior lines of therapy were excluded.
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
In April 2025, we initiated BELLA, an open-label Phase 2 trial with three parts. In each part, the primary endpoint is PFS, with OS being a key secondary endpoint. BELLA Part A is evaluating the efficacy and safety of relacorilant combined with nab-paclitaxel and bevacizumab to treat patients with platinum-resistant ovarian cancer. Enrollment of 95 patients in Part A was completed in December 2025. BELLA Part B is evaluating the efficacy and safety of relacorilant plus nab-paclitaxel and bevacizumab to treat women with platinum-sensitive ovarian cancer whose disease had progressed while receiving treatment with a PARP-inhibitor. BELLA Part C is evaluating the efficacy and safety of relacorilant plus nab-paclitaxel to treat patients with endometrial cancer who have received one or two prior lines of therapy. Planned enrollment of 90 patients in each of Parts B and C is underway. BELLA is being conducted at sites in the United States, Europe and Asia.
In December 2025, we initiated an open-label Phase 2 trial, TRIDENT, to evaluate the efficacy and safety of relacorilant combined with nab-paclitaxel and gemcitabine in patients with pancreatic cancer who have not received prior therapy for metastatic disease. The trial’s primary endpoint is PFS, with OS being a key secondary endpoint. TRIDENT’s planned enrollment is 60 patients at sites in the United States, Europe and Asia. The EC has designated relacorilant as an orphan drug for the treatment of patients with pancreatic cancer.
We are also collaborating with the Paris-based academic research cooperative ARCAGY-GINECO to conduct a Phase 2 trial, STELLA, evaluating the efficacy and safety of relacorilant plus nab-paclitaxel in 50 patients with cervical cancer who have already received one or two prior lines of therapy.
Nenocorilant in Combination with Immunotherapy. Immunotherapy harnesses the body’s immune system to identify and destroy cancer cells. We are testing the ability of our proprietary selective cortisol modulator, nenocorilant, to increase the potency of immunotherapy by reducing cortisol-activated immune suppression. In December 2025, we initiated a Phase 1b trial, SYNERGY. SYNERGY is studying nenocorilant plus nivolumab (a PD-1 checkpoint inhibitor) in patients with solid tumors.
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
Metabolic Diseases
Liver Disease. Metabolic dysfunction-associated steatohepatitis (“MASH”) is an advanced form of metabolic dysfunction-associated fatty liver disease that afflicts millions of patients and is a leading cause of liver-related mortality. Our Phase 1b trial of the selective cortisol modulator miricorilant as a potential treatment for MASH identified a dosing regimen that was well-tolerated and reduced liver fat, improved liver health and key metabolic and lipid measures. In October 2023, we initiated a randomized, double-blind, placebo-controlled, Phase 2b trial, MONARCH, of miricorilant in patients with MASH. MONARCH has two patient cohorts: Cohort A enrolled 82 patients with biopsy-confirmed MASH, randomized 2:1 to receive either 100 mg of miricorilant twice weekly or placebo for 48 weeks. The primary endpoint for Cohort A is reduction in liver fat; MASH resolution and fibrosis improvement are key secondary endpoints. Cohort B enrolled 93 patients with presumed MASH, randomized 2:1 to receive either (i) 100 mg of miricorilant twice weekly for 6 weeks, then 200 mg of miricorilant twice weekly for 18 weeks or (ii) placebo for 24 weeks. The primary endpoint of Cohort B is reduction in liver fat. Enrollment in both cohorts is complete.
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
Although DAZALS did not meet its primary endpoint – change from baseline in the ALS Functional Rating Scale-Revised (ALSFRS-R) in patients who received dazucorilant compared to those who received placebo – a reduction in early death was observed at the end of the 24-week double-blind treatment period (p-value: 0.02). An exploratory analysis at 52 weeks found that this benefit continued: Patients who received 300 mg of dazucorilant from treatment start had an 84 percent lower risk of death than did patients who received only placebo, with a hazard ratio of 0.16 (p-value: 0.0009). This benefit persisted into the study’s second year. Measured at 104 weeks, the risk of death in patients who received 300 mg of dazucorilant from the start of the study was reduced by 87 percent compared to patients who received only placebo with a hazard ratio of 0.13 (p-value: <0.0001). A similar survival benefit was observed at 52 weeks in patients who received 300 mg of dazucorilant for greater than 24 weeks, either in the treatment period or in the extension phase, compared to patients who received either placebo or 150 mg of dazucorilant for 24 weeks and did not receive dazucorilant in the extension phase with a hazard ratio of 0.36 (p-value: 0.02). This benefit persisted into the study’s second year with a hazard ratio of 0.39 (p-value: 0.02).
Dazucorilant has demonstrated a manageable safety profile, with 92 percent of adverse events being mild to moderate in severity. The frequency of severe and serious adverse events in patients who received dazucorilant was similar to those who received placebo. Mild-to-moderate, dose-related, transient abdominal pain was the most common adverse effect. The open-label, long-term extension phase of DAZALS, which enrolled 118 patients, is continuing. We are conducting a study in patients with ALS to determine whether dose titration will reduce instances of abdominal pain and allow more patients to benefit from dazucorilant.
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
The IRA imposes a one percent excise tax on certain share repurchases and a 15 percent corporate alternative minimum tax on adjusted financial statement income. The corporate alternative minimum tax became effective for us on January 1, 2024. We do not expect either of these provisions to significantly affect our condensed consolidated financial statements.
Please see the risk factor under Item 1A of this Quarterly Report on Form 10-Q, “New laws, government regulations, or changes to existing laws and regulations could make it difficult or impossible for us to obtain acceptable prices or adequate insurance coverage and reimbursement for our Products, which would adversely affect our results of operations and financial position.”
Results of Operations
Product Revenue, Net – Product Revenue, Net, or Net product revenue, is gross product revenue from sales to our customers less deductions for estimated government rebates and chargebacks, patient assistance programs, discounts provided to our specialty pharmacies and distributors for prompt payment and reserves for expected returns.
Net product revenue was $256.1 million and $421.1 million for the three and six months ended June 30, 2026, respectively, compared to $194.4 million and $351.6 million for the comparable periods in 2025. The increases were driven by higher net product revenue from our Hypercortisolism Products and net product revenue from Lifyorli. Lifyorli’s commercial launch was on April 1, 2026.
Net product revenue from our Hypercortisolism Products was $208.6 million and $373.5 million for the three and six months ended June 30, 2026, respectively, compared to $194.4 million and $351.6 million for the comparable periods in 2025. Higher sales volume accounted for 76.1 percent of the increase for the three months ended June 30, 2026, with the remaining growth due to a price increase for our Hypercortisolism Products taken in August 2025 and improved payor reimbursement rates for our Hypercortisolism Products at our current specialty pharmacy, partially offset by higher sales volume of our authorized generic version of Korlym, which has a lower price. The increase in net product revenue for the six months ended June 30, 2026 was driven by higher sales volume, partially offset by a 2.1 percent decrease in average price. The decrease in average price was due to higher sales volume of our authorized generic version of Korlym, partially offset by a price increase for our Hypercortisolism Products taken in August 2025 and improved payor reimbursement rates for our Hypercortisolism Products at our current specialty pharmacy.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Hypercortisolism Products	$208,583	$194,430	$373,486	$351,644
Lifyorli	47,564	—	47,564	—
Total product revenue, net	$256,147	$194,430	$421,050	$351,644
Cost of sales – Cost of sales includes the cost of the active pharmaceutical ingredient (“API”), tableting, packaging, personnel, overhead, stability testing and distribution.
Cost of sales was $4.1 million and $6.9 million for the three and six months ended June 30, 2026, respectively, compared to $3.4 million and $5.8 million for the comparable periods in 2025. Cost of sales as a percentage of revenue was 1.6 percent for each of the three and six months ended June 30, 2026, compared to 1.8 percent and 1.7 percent for the comparable periods in 2025, respectively. The decreases in cost of sales as a percentage of revenue were primarily due to lower manufacturing costs for our Hypercortisolism Products. All drug product included in the cost of sales for Lifyorli for the three and six months ended June 30, 2026 was manufactured and its cost recorded as research and development expense prior to regulatory approval.
Research and development expense – Research and development expense includes the cost of (1) recruiting and compensating development personnel, (2) clinical trials, (3) manufacturing investigational drug products, (4) preclinical studies, (5) drug discovery research and (6) the development of new drug formulations and manufacturing processes.
Research and development expense was $53.9 million and $120.2 million for the three and six months ended June 30, 2026, respectively, compared to $60.5 million and $121.2 million for the comparable periods in 2025. The decreases were primarily due to decreased expenses related to the development programs that are nearing completion and the decrease in the cost of manufacturing relacorilant that was recorded as research and development expenses prior to receiving regulatory approval, partially offset by increased expenses related to the advancement of our development programs and employee compensation expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Development programs:
Oncology	$18,781	$11,061	$33,049	$19,360
Cushing’s syndrome	5,386	20,334	30,109	38,307
Metabolic diseases	3,883	11,647	8,814	22,731
Pre-clinical and early-stage selective cortisol modulators and ALS	6,654	4,952	12,015	13,654
Unallocated activities, including manufacturing and regulatory activities	12,283	7,080	23,559	15,436
Stock-based compensation	6,903	5,397	12,609	11,718
Total research and development expense	$53,890	$60,471	$120,155	$121,206
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
Selling, general and administrative expense was $156.9 million and $302.3 million for the three and six months ended June 30, 2026, respectively, compared to $103.9 million and $194.5 million for the comparable periods in 2025. The increases were primarily due to increased sales and marketing activities and employee compensation expenses to support commercialization of our Hypercortisolism Products and Lifyorli.
We expect our selling, general and administrative expense to be higher in 2026 than in 2025 due to increased commercial and administrative activities to support our increased sales and marketing efforts.
Interest and other income - Interest and other income was $4.6 million and $9.5 million for the three and six months ended June 30, 2026, respectively, compared to $5.0 million and $11.2 million for the comparable periods in 2025 and consisted primarily of interest income from marketable securities. The decreases were due to market-wide decreases in interest rates and lower cash, cash equivalents and marketable securities.
Income tax - Income tax expense was $2.9 million for the three months ended June 30, 2026, while income tax benefit was $10.0 million for the six months ended June 30, 2026, compared with income tax benefits of $3.5 million and $14.4 million for the comparable periods in 2025, respectively. The increase in income tax expense during the three months ended June 30, 2026 and decrease in income tax benefit during the six months ended June 30, 2026 were primarily due to a decrease in stock compensation deductions in 2026 as compared to the comparable periods in 2025.
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

As of June 30, 2026, we had cash, cash equivalents and marketable securities of $544.6 million, consisting of cash and cash equivalents of $111.0 million and marketable securities of $433.6 million, compared to cash, cash equivalents and marketable securities of $532.4 million, consisting of cash and cash equivalents of $120.5 million and marketable securities of $411.9 million as of December 31, 2025.
The cash in our bank accounts and our marketable securities could be reduced or our access to them restricted if the financial institutions holding them were to fail or severely adverse conditions were to arise in the markets for public or private debt securities. We have never experienced a material lack of access to cash or material realized losses.
Net cash provided by operating activities was $16.8 million for the six months ended June 30, 2026, compared to $49.1 million for the comparable period in 2025. The decrease was primarily due to lower net income resulting from higher operating expenses to support increased sales and marketing activities.
Net cash used in investing activities was $24.7 million for the six months ended June 30, 2026, compared to net cash provided by investing activities of $67.0 million for the comparable period in 2025. The change was primarily due to the allocation of cash towards purchases of marketable securities during the six months ended June 30, 2026. In the comparable period in 2025, we allocated higher cash proceeds from the maturities of marketable securities towards cash equivalents to purchase shares in connection with our stock repurchase program.
Net cash used in financing activities was $1.3 million for the six months ended June 30, 2026, compared to $142.7 million for the comparable period in 2025. In the six months ended June 30, 2026, we spent $17.2 million to acquire our common stock in connection with the satisfaction of statutory withholding requirements for net settlement of cashless option exercises and vesting of restricted stock grants, offset by $6.2 million received in connection with our ESPP and $9.7 million net cash received from the exercise of stock options. In the comparable period in 2025, we spent $158.7 million acquiring shares of our common stock, comprised of $130.5 million in connection with our stock repurchase program and $28.2 million to acquire our common stock in connection with the satisfaction of statutory withholding requirements for net settlement of cashless option exercises and vesting of restricted stock grants, offset by $5.0 million received in connection with our ESPP and $11.0 million net cash received from the exercise of stock options.
As of June 30, 2026, we had retained earnings of $654.6 million.
Contractual Obligations and Commitments
Our contractual payment obligations and purchase commitments are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. Other than the addition of a commitment to purchase $10.2 million of API, our payment obligations and purchase commitments did not change materially during the six months ended June 30, 2026. See Note 4 to our Unaudited Condensed Consolidated Financial Statements for more information regarding our purchase commitments.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks as of June 30, 2026 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. The market risks associated with our cash, cash equivalents and marketable securities, which consist entirely of debt instruments with original maturities of no more than 25 months, did not change materially during the six months ended June 30, 2026.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. As of June 30, 2026, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure at the reasonable assurance level.
Changes in internal control over financial reporting. Our Chief Financial Officer and other members of management evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2026 and concluded that there was no change during the quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Purported Securities Class Action
On February 20, 2026, a purported securities class action complaint was filed in the United States District Court for the Northern District of California by the Allegheny County Employees’ Retirement System (Allegheny County Employees’ Retirement System v. Corcept Therapeutics Incorporated, et al., Case No. 3:26-cv-1525) (the “Securities Action”). The complaint names Corcept and certain of its executive officers as defendants asserting violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 and alleges, among other things, that the defendants made or are responsible for making false and materially misleading statements and omissions regarding our NDA for relacorilant as a treatment for patients with hypercortisolism. The complaint asserts a putative class period from October 31, 2024, to December 30, 2025 and seeks damages, attorneys’ fees and costs and unspecified relief. Three groups of purported Corcept stockholders and their counsel have filed motions for appointment as lead plaintiff and lead counsel. We will vigorously defend ourselves against this lawsuit.
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
Trial was held in September 2023, before Judge Renee Marie Bumb in the D.N.J. regarding infringement of the ’214 patent and U.S. Patent No. 10,842,800 (the “’800 patent”). In December 2023, Judge Bumb ruled that Teva’s proposed generic product would not infringe either of these patents. Teva launched its generic product in January 2024. We appealed the District Court’s ruling to the United States Court of Appeals for the Federal Circuit, which heard oral argument in the matter in July 2025. On February 19, 2026, the appellate court affirmed the District Court’s ruling, finding no infringement of either the ’214 or the ’800 patent. On April 22, 2026, we filed a petition for rehearing en banc to the United States Court of Appeals for the Federal Circuit asking all active judges of the circuit to review the decision of the three-judge panel. On July 10, 2026, the Court denied our petition for rehearing.
We will continue to vigorously enforce our intellectual property rights relating to Korlym.
Antitrust Litigation
In June 2024, Teva filed a complaint in the Northern District of California, captioned Teva Pharmaceuticals USA, Inc. v. Corcept Therapeutics, Inc., et al. (N.D. Cal.), Case No. 5:24-cv-03567 (the “Teva Antitrust Litigation”). This lawsuit names, as defendants, Corcept and Optime Care, Inc. (“Optime”), the specialty pharmacy that previously served as our exclusive specialty pharmacy services vendor dispensing Korlym and the authorized generic version of Korlym and performing related pharmacy and patient support services. The lawsuit alleges, among other things, that Corcept and Optime violated federal and state laws related to antitrust and unfair business practices. In September 2025, the District Court granted in part and denied in part defendants’ motion to dismiss the lawsuit, thereby dismissing some of Teva’s claims and theories. Teva subsequently filed a Second Amended Complaint (“SAC”) reasserting some of its state law claims, and, later, a Third Amended Complaint (“TAC”) adding claims related to Corcept’s agreement with the new specialty pharmacy vendor to which we transferred specialty pharmacy services in 2025. Corcept and Optime filed motions to dismiss portions of Teva’s SAC and TAC. On May 5, 2026, the Court partially granted and partially denied these motions, allowing the case to proceed. The case is scheduled for trial in March 2027.
In February 2025, several named plaintiffs filed a complaint against Corcept in the Alameda County Superior Court for the State of California, captioned Aetna Inc., Health Care Service Corporation, Humana Inc. and Molina Healthcare Inc. v. Corcept Therapeutics, Inc., Case No. 25CV110493 (the “Aetna Litigation”). This lawsuit names Corcept as the sole defendant and includes allegations substantially similar to those made in the Teva Antitrust Litigation. In March 2025, Corcept filed a cross-complaint against the plaintiffs in the Aetna Litigation and a notice to remove this lawsuit from state court to federal court. In September 2025, the United States District Court for the Northern District of California granted the plaintiffs’ motion to remand this case back to the state court. On July 20, 2026, the Alameda County Superior Court for the State of California

denied our motion to stay this proceeding pending resolution of the Teva Antitrust Litigation. The Court also granted in part and denied in part our motion to dismiss the plaintiffs’ complaint. A trial date has not been set for the Aetna Litigation.
We will continue to vigorously defend ourselves against these lawsuits.
Qui Tam Litigation
In 2017, a qui tam lawsuit was filed under seal in the U.S. District Court for the District of New Jersey (U.S. et al. ex rel. Stephen Elliott v. Corcept Therapeutics, Inc., No. 17-CV-1303 (SRC)) by a former employee who worked at Corcept until August 2016 (the “Qui Tam Action”). A qui tam action is a lawsuit brought by a private person, referred to as a relator, on behalf of the government. If successful, the relator may be entitled to receive a portion of any recovery. The Qui Tam Action alleged, among other things, that Corcept violated the federal False Claims Act and similar state laws in connection with our sales of Korlym. As previously disclosed, the Department of Justice (the “DOJ”) and the United States Attorney’s Office for the District of New Jersey (the “NJ USAO”) issued a records subpoena to Corcept in connection with the Qui Tam Action in November 2021, pursuant to Section 248 of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which sought information relating to Korlym. We fully cooperated in response to the subpoena and in May 2026, the DOJ and the NJ USAO declined to intervene in the Qui Tam Action. On June 2, 2026, the relator served Corcept with an amended complaint indicating his intent to pursue this action without the participation of the DOJ. Our response to the amended complaint is due on September 21, 2026. We will vigorously defend ourselves against this action.
Other Litigation
On April 10, 2026, a purported shareholder derivative complaint was filed in the U.S. District Court for the Northern District of California by Mark LeRiger, captioned LeRiger v. Belanoff et al., Case No. 3:26-cv-03106 (N.D. Cal.). This complaint names as defendants several of our executive officers, all current members of our board of directors and one former director. Corcept is named as a nominal defendant. Based on the same statements at issue in the Securities Action, the complaint asserts claims for violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, breach of fiduciary duty, unjust enrichment, waste of corporate assets, and disgorgement of insider trading profits. The complaint seeks unspecified monetary relief and various forms of equitable relief, including disgorgement. This action has been stayed pending resolution of the anticipated motion to dismiss in the Securities Action.
In addition to the above-described matters, we are involved from time to time in other legal proceedings arising in the ordinary course of our business. Although the outcome of any such matters and the amount, if any, of our liability with respect to them cannot be predicted with certainty, we do not believe that they will have a material adverse effect on our business, results of operations or financial position.
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
Many factors could limit our product revenue, including:
•many physicians are inexperienced in diagnosing or caring for patients with hypercortisolism and it can be hard to persuade them to identify appropriate patients and treat them with our Hypercortisolism Products;
•the preference of physicians or payors for competing treatments for patients with platinum-resistant ovarian cancer or hypercortisolism, including off-label treatments and generic versions of Korlym;
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
The commercial success of our Products depends on the availability of acceptable pricing and adequate insurance coverage and reimbursement. Government payers, including Medicare, Medicaid, the Veterans Administration and the Department of Defense, as well as private insurers and pharmacy benefit managers, are increasingly attempting to contain healthcare costs by limiting access and reimbursement for medicines. In many foreign markets, drug prices and the profitability of prescription medications are subject to government control. In the United States, we expect that there will continue to be federal and state proposals for similar controls. Also, the trends toward managed health care in the United States and recent laws and legislation intended to increase the public visibility of drug prices and reduce the cost of government and private insurance programs could significantly influence the purchase of health care services and products and may result in lower prices for our Products. If government or private payers cease to provide adequate and timely coverage, pricing and reimbursement for our Products, physicians may not prescribe the medication and patients may not purchase it, even if it is prescribed, or the price we receive may be reduced, which would reduce our revenue.

In the United States, there have been and continue to be legislative initiatives to contain healthcare costs. The IRA significantly changed the way Medicare pays for prescription drugs. The IRA requires the Secretary of the U.S. Department of Health and Human Services to negotiate Medicare prices for selected drugs and biologicals, including both physician-administered products covered under Medicare’s Part B benefit and self-administered drugs such as our Products that are covered under the Part D benefit. Each year, the Secretary will select for price negotiation a specified number of negotiation-eligible drugs with the highest total Part B or D expenditures over the preceding 12-month period. To be eligible for price negotiation, a drug must have been on the market for at least seven years without generic competition. Orphan drugs, such as our Hypercortisolism Products, that are indicated for only one rare disease or condition and drugs with less than $200 million in annual Medicare expenditures are exempt from the negotiation program. For the first two years of the program, 2026 and 2027, only Part D drugs are eligible. The Secretary will publish the negotiated price, known as the “Maximum Fair Price” (“MFP”), for each of the selected products. Manufacturers of selected drugs would be required to offer the drug to Medicare recipients at the MFP. Manufacturers who fail to negotiate with the Secretary or offer their drug to Medicare recipients at the MFP can face significant civil money penalties or excise tax liability on sales of that drug. The Centers for Medicare and Medicaid Services (“CMS”) has implemented the IRA through guidance documents but has announced a proposed rulemaking to transition the implementation of the program to formal rulemaking. Several pharmaceutical companies, as well as the U.S. Chamber of Commerce, and the Pharmaceutical Research and Manufacturers of America have filed lawsuits against the HHS and CMS, asserting that, among other things, the IRA’s drug price negotiation program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution and is otherwise unlawful. The HHS has generally won the substantive disputes in these cases. The HHS has generally continued to win the substantive disputes in appeals, and the Supreme Court has denied certiorari, thus leaving intact these appellate decisions in favor of HHS. If our Products or any drug we commercialize become eligible for Medicare negotiation, the revenue we generate from sales of those drugs may be significantly reduced.
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
Congress could also introduce and ultimately pass additional health care legislation changing the Medicare Drug Price Negotiation Program created under the IRA, which may lower the price that we receive for our Products. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates, if approved. Furthermore, on July 4, 2025, legislation commonly referred to as the OBBBA was signed into law, which reduced funding to federal healthcare programs and imposed additional requirements to be eligible for healthcare, which may result in decreased access to healthcare, particularly in Medicaid programs.
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

Any expansion, finalization or implementation of these or similar most favored nation (“MFN”) or MFN-based pricing initiatives could subject our Products to additional rebate obligations, negatively impact our pricing strategies, product demand, or competitive positioning across global markets, and may result in reduced revenue.
Federal legislative and regulatory efforts to implement reference pricing or most-favored-nation pricing models could impact our future product revenues and materially harm our business.
In December 2025, CMS proposed rules under its Center for Medicare and Medicaid Innovation (“CMMI”) authority known as the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) model for medications such as Lifyorli that are covered by Medicare Part D. As currently proposed, GUARD would impose additional rebates on manufacturers of qualifying drugs that would have the effect of lowering the Medicare price for such drugs to prices paid in countries that are economically comparable to the United States. These rebates would cover 25 percent of Medicare Part D beneficiaries and would impact Medicare Part D sales for these beneficiaries, with the rebates with respect to the remaining 75 percent of beneficiaries being unaffected. Under the rules as proposed, GUARD rebates for a drug would be set for the years from January 1, 2027-December 31, 2031 based on the lowest ex-U.S. defined price offered in 2027.
Participation in GUARD would likely be mandatory for us. The GUARD rules are not yet final and may change.
The GUARD program remains subject to legal challenges and change through rulemaking or regulatory guidance. It remains to be seen whether and how drug pricing initiatives like these will apply to our product candidates, if approved, how they will affect the broader pharmaceutical industry, and whether similar reform measures may be adopted in the future.
We expect to derive a substantial portion of our revenue from U.S. sales, and any requirement to pay additional rebates in the U.S. to match international reference prices would impact our future overall net product revenue. In addition, MFN pricing models in the U.S. could also affect our international commercial strategy, directly and/or through our commercial partners, and future decisions on reimbursement and commercialization in certain jurisdictions.
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
The facilities used by our vendors to manufacture and package the API and drug product for our Products and product candidates and distribute them to hospitals, clinics and patients must be approved by government regulators in the United States, Europe, and elsewhere. We do not control the activities of these vendors, including whether they maintain adequate quality control and hire qualified personnel. We are dependent on them for compliance with the regulatory requirements known as current good manufacturing practices (“cGMPs”), which are subject to change at the regulators’ discretion. If our vendors cannot manufacture material that conforms to our specifications and the strict requirements of the FDA or others, they will not be able to maintain regulatory authorizations for their facilities and we could be prohibited from using the API or drug product they have provided. If the FDA, EMA, the Medicines and Healthcare Products Regulatory Agency (“MHRA”) or other regulatory authorities withdraw regulatory authorizations of these facilities, we may need to find alternative vendors or facilities, which would be time-consuming, complex and expensive and could significantly hamper our ability to develop, obtain regulatory approval for and market our Products. Sanctions could be imposed on us, including fines, injunctions, civil penalties, refusal of regulators to approve our product candidates, delays, suspensions or withdrawals of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business. In addition, our reputation as a reliable sponsor of clinical studies would be harmed, which would make it more difficult for us to develop our drug candidates.
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
Other companies offer medications to treat patients with platinum-resistant ovarian cancer. The availability of such competing treatments could limit our product revenue.
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
In April 2024, Daiichi-Sankyo Company, Limited and AstraZeneca PLC received approval to market trastuzumab deruxtecan as a treatment for patients with platinum-resistant ovarian cancer, with tumors that express the HER-2 receptor at specified levels.
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
Third-party clinical investigators and clinical sites enroll patients and CROs manage many of our trials and perform data collection and analysis. Because we currently rely and intend to continue to rely on these third parties, we will have less control over the timing, quality and other aspects of preclinical studies and clinical trials than we would have had we conducted them independently. These parties are not, and will not be, our employees and we will have limited control over the amount of time and resources that they dedicate to our programs. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable trial protocol and legal, regulatory and scientific standards, and our reliance on the CROs, clinical trial sites, and other third parties does not relieve us of these responsibilities. If any of our vendors does not perform its duties or meet expected deadlines or fails to adhere to applicable GCPs, or if the quality or accuracy of the data it produces is compromised, affected clinical trials may be extended, delayed or terminated and we may be unable to obtain approval for our product candidates. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our clinical trials. Problems with the timeliness or quality of the work of a CRO may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay our trials, and it may be challenging to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost. If we, our CROs, clinical trial sites, or other third parties fail to comply with applicable GCPs or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. Moreover, our business may be significantly impacted if our CROs, clinical investigators or other third parties violate federal or state healthcare fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
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
Any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technology required to manufacture our product candidates may be unique to the original manufacturer and we may have difficulty transferring such skills or technology to another third party. The process of changing manufacturers is extensive and time-consuming and could cause delays or interruptions in our product candidate supply. Further, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with all applicable regulations and guidelines, including cGMPs, and that the post-change material is comparable to pre-change material. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.
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
•failure of patients or investigators to comply with the clinical trial protocol or of us or our vendors to comply with other regulatory requirements;
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
Our inability or the inability of our vendors to comply with applicable FDA and other regulatory requirements can result in delays in or denials of new product approvals, suspending or withdrawing our existing regulatory approvals, mandatory modifications to labeling or promotional materials, requirements to provide corrective information to healthcare professionals, warning letters, untitled letters, fines, consent decrees restricting or suspending manufacturing operations, injunctions, civil penalties, recall or seizure of products, product detention or refusal to permit import or export of our Products, total or partial suspension of product sales and criminal prosecution. We may seek to commercialize our Products in international markets, which would require us to receive a marketing authorization and, in many cases, pricing approval, from the appropriate regulatory authorities. Approval procedures vary between countries and can require additional pre-clinical or clinical studies. Obtaining approval may take longer than it does in the United States. Although approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by others, failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Any of these or other regulatory actions could materially harm our business and financial condition.
We submitted an NDA for relacorilant as a treatment for patients with hypercortisolism. On December 30, 2025, the FDA issued a CRL declining to approve relacorilant for the proposed use and stating that additional evidence of effectiveness was required. In April 2026, the FDA asked us to conduct additional analyses of the data included in our NDA. Based on the outcome of those analyses, we resubmitted our NDA to the FDA on June 17, 2026. The FDA has assigned a Prescription Drug User Fee Act target date of December 17, 2026 to complete its review. We have also submitted to the EMA an MAA for relacorilant in combination with nab-paclitaxel as a treatment for patients with platinum-resistant ovarian cancer with a likely regulatory decision date in the fourth quarter of 2026. These applications may be delayed and there is no assurance that they will be approved.
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
The FDA’s and comparable foreign regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. The Loper decision also may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which could adversely affect our business, operating results, prospects or financial condition.

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
We cannot assure investors that a liquid trading market for our common stock will exist at any particular time. As a result, holders of our common stock may not be able to sell shares quickly or at the current market price. During the 52-week period ended July 22, 2026, our average daily trading volume was approximately 1,347,543 shares and the intra-day sales prices per share of our common stock on the Nasdaq Capital Market ranged from $28.66 to $95.79.
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
We have in the past been, and may in the future be, subject to short selling strategies that may drive down the market price of our common stock and increase its volatility.
Short sellers have attempted, and likely will continue to attempt, to drive down the price of our common stock. Short selling is the practice of selling stock the seller does not own with the intention of buying it back later at a lower price, thereby profiting from any decline in the price of the stock between the time it is sold and the time it is repurchased. To support their efforts, short sellers often publish, or arrange for others to publish, negative opinions regarding the relevant issuer and its business prospects. These publications are often made to appear as if they were objective journalism or unbiased “research reports” of the type distributed by credible Wall Street firms and independent research analysts. Short seller publications are not regulated by any governmental, self-regulatory organization or other authority in the United States and the opinions they express are often based on distortions, omissions or fabrications. Short attacks supported by such publications have, in the past, led to selling of our stock and at least temporary reductions in its price. Companies that are subject to unfavorable allegations, even if untrue, may have to expend a significant amount of resources to investigate such allegations and/or defend themselves, including shareholder suits against the company that may be prompted by such allegations. We have been, and may in the future be, the subject of shareholder suits prompted by allegations made by short sellers.
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
The imposition of tariffs on materials we or our vendors and collaborators use to conduct experiments or to make our Products or product candidates has increased our costs and may increase them further. The United States’ tariff regime and the tariff regime of its trading partners are in constant flux. Although we monitor the situation closely, the tariffs that may affect our business are difficult to predict. It is unlikely that we will be able to anticipate new trade measures or mitigate their impacts, which could be material. Additionally, the laws and regulations governing our operations, as well as the application of those laws and regulations, may change without notice. Failure by us or our vendors to comply with new laws or regulations or to respond in a timely way to abrupt changes in the application of existing laws and regulations could adversely affect our operations, cash flow and financial condition or otherwise harm our business.
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
New laws and regulations, as well as changes to existing laws and regulations, including statutes and regulations concerning taxes and the development, approval, marketing and pricing of medications, the provisions of the ACA requiring the reporting of aggregate spending related to health care professionals, the provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act of 2010 and rules adopted by the SEC and by The Nasdaq Stock Market LLC have increased and will likely continue to increase our cost of doing business and divert management’s attention from revenue-generating activities.
We and our partners are subject to federal, state and foreign laws and regulations concerning data privacy and security, including HIPAA and the EU General Data Protection Regulation (“GDPR”). These and other regulatory frameworks are evolving rapidly as new rules are enacted and existing ones updated and made more stringent.
In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Requirements for compliance under HIPAA are also subject to change, as the U.S. Department of Health and Human Services Office for Civil Rights issued a proposed rule that would amend certain security compliance requirements for covered entities and business associates.
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
The DOJ issued a rule in 2025 entitled “Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” and known less formally as the “Bulk Transfer Rule.” The Bulk Transfer Rule is codified at 28 CFR part 202 and prohibits and restricts bulk transfers of sensitive personal data (including genetic and health data) to countries of concern, such as China, Russia, and Iran to prevent access by foreign adversaries. It restricts our ability to engage in certain cross-border transactions involving genomic or biological samples and related data, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and may require additional contractual negotiations, which may adversely impact our business, financial condition, and operating results.
In addition, certain state laws govern the privacy and security of health-related and other personal information in certain circumstances, some of which may be more stringent, broader in scope or offer greater individual rights with respect to protected health information than HIPAA and many of which may differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Confidentiality of Medical Information Act imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. Further, the California Consumer Privacy Act (the “CCPA”), revised and amended by the California Privacy Rights Act (the “CPRA” and collectively, the “CCPA”), created individual privacy rights for California consumers and increased the privacy and security obligations of entities handling certain personal information as well as limitations on data uses, audit requirements for higher risk data, and opt outs for certain uses of sensitive data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA is enforced by the California Privacy Protection Agency, which is authorized to issue substantive regulations resulting in increased privacy and information security enforcement. The CCPA may increase our compliance costs and potential liability. Several other states have implemented similar comprehensive privacy laws that took effect in the past year or will take effect in the near future, and states have implemented or are considering laws that specifically focus on the processing of personal data related to individuals’ health, including Washington’s My Health My Data Act and California’s Confidentiality of Medical Information Act. As a result, additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. Additional legislation proposed at the federal level and in other states, along with increased regulatory action, reflects a trend toward more stringent privacy legislation in the United States.
Outside the United States, many jurisdictions have or are in the process of enacting extensive data privacy regulations. In Europe, the GDPR took effect in 2018, and is imposing stringent data protection requirements for controllers and processors of personal data of individuals within the EEA, particularly with respect to clinical trials. The GDPR provides that EEA member states may make further laws and regulations limiting the processing of health data, which could limit our ability to use and share personal data or could cause our costs to increase and harm our business and financial condition. In addition, the GDPR increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. Legal developments have added complexity and compliance uncertainty regarding certain transfers of information from the EEA to the United States. Following EU court decisions, updated standard contractual clauses (“SCCs”) were adopted to account for these judicial decisions, imposing new requirements on data transfers. The revised SCCs must be used for relevant new data transfers from September 27, 2021, and existing SCC arrangements were required to be retired by December 27, 2022. As supervisory authorities issue further guidance on personal data export mechanisms, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Further, on July 10, 2023, the European Commission adopted its adequacy decision on the E.U.-U.S. Data Privacy Framework (“DPF”). The decision, which took effect on the day of its adoption, concludes that the United States ensures an adequate level of protection for personal data transferred from the EEA to companies certified to the DPF. It is currently unclear how the future of the DPF will evolve and what impact it will have on our international activities. The GDPR imposes substantial fines for breaches of data protection requirements, which can be up to four percent of global revenue for the preceding financial year or €20 million, whichever is greater, and it also confers a private right of action on data subjects for breaches of data protection requirements. Compliance with European data protection laws is a rigorous and time-intensive process that may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our European activities. From January 1, 2021, we have had to comply with the GDPR and separately the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law, each regime having the ability to fine up to the greater of €20 million/£17.5 million or 4 percent of global turnover. It is unclear how UK data protection laws and regulations will develop in the medium to long term and these changes may lead to additional costs and increase our overall risk exposure. In addition, on June 19, 2025, the UK’s Data (Use and Access) Act 2025 (the “DUAA”) was granted Royal Assent, implementing various measures concerning data usage in the UK and reforming data protection laws. The provisions within the DUAA will come into force through 2026, and it is currently unclear how the DUAA will be implemented and what impact it will have on our international activities.
Preparing for and complying with U.S. and foreign privacy and security laws and regulations is complex and costly as it is rigorous and time-intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, CROs, contractors or consultants that process or transfer personal data collected in the EU. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal data from our clinical trials, and access to certain data such as the European Health Data Space Regulation, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations. Similarly, failure to comply with federal and state laws regarding privacy and security of personal data could expose us to fines and penalties under such laws. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.
We rely on information technology to conduct our business. A breakdown or breach of our information technology systems or our failure to protect confidential information concerning our business, patients or employees could interrupt the operation of our business and subject us to liability.
We store valuable confidential information relating to our business, patients and employees on our computer networks and on the networks of our vendors. In addition, we rely heavily on internet technology, including video conferencing, teleconferencing and file-sharing services, to conduct business. Despite our security measures, our networks and the networks of our vendors are at risk of break-ins, installation of malware or ransomware, denial-of-service attacks, data theft and other forms of malfeasance by persons seeking to commit fraud or theft, which could result in unauthorized access to, and/or misuse of, our clinical data or other confidential information, including confidential information relating to our patients or employees.

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
Our earnings are subject to federal, state and local taxes. We offset a portion of our earnings using net operating losses and our taxes using research and development tax credits, which reduces the amount of tax we pay. Some jurisdictions require that we pay taxes or fees calculated as a percentage of sales, payroll expense, or other indicia of our activities. Please see “Part I, Item 1, Notes to Condensed Consolidated Financial Statements – Income Taxes.” Changes to existing tax laws could materially increase the amounts we pay, which would reduce our after-tax net income.
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
In January 2024, our Board of Directors authorized the repurchase of up to $200 million of our common stock pursuant to the Stock Repurchase Program. In addition, we sometimes accept, in our sole discretion, shares equal in value to any tax and exercise price liability due from option holders at the time of exercise and remit the applicable tax amounts to the tax authorities. Neither our Stock Repurchase Program nor the acceptance of shares at the time of options exercise requires us to acquire shares. Furthermore, the Stock Repurchase Program may be modified, suspended or discontinued at any time without notice. It is possible that other uses of our capital would have been more advantageous or that our future capital requirements would increase unexpectedly. By reducing our cash balance, our repurchases of common stock could hamper our ability to execute our plans, meet financial obligations or access financing.
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
As of July 22, 2026, our officers and directors beneficially owned approximately 20 percent of our common stock. Acting together, these stockholders could significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling stockholders.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
In January 2024, our Board of Directors approved a program authorizing the repurchase of up to $200 million of our common stock. Purchases under this program may be made in the open market, in privately negotiated transactions or otherwise. The timing and amount of any repurchases will be determined based on market conditions, our stock price and other factors. The program does not require us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time without notice. As of June 30, 2026, $11.4 million of the current authorization remained available for the repurchase of shares of our common stock.
The following table contains information relating to the purchase of shares of our common stock in the three months ended June 30, 2026 as part of the cashless net exercises of stock options and vesting of restricted stock (in thousands, except average price per share):

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Purchase Price of Shares(2)

April 1, 2026 to April 30, 2026	11	$41.02	$458
May 1, 2026 to May 31, 2026	121	55.79	6,718
June 1, 2026 to June 30, 2026	189	74.85	14,150
Total	321	$66.51	$21,326
(1) In April 2026, we issued 62 shares of common stock as part of a net-share settlement of a cashless option exercise, of which 54 shares were surrendered to us in satisfaction of related exercise cost and tax obligations. In May 2026, we issued 119,501 shares of common stock as part of a net-share settlement of a cashless option exercise, of which 71,513 shares were surrendered to us. In June 2026, we issued 345,303 shares of common stock as part of a net-share settlement of a cashless option exercise, of which 162,832 shares were surrendered to us.
In April 2026, we issued 28,711 shares of common stock as part of restricted stock vesting, of which 11,098 shares were surrendered to us in satisfaction of related tax obligations. In May 2026, we issued 132,878 shares of common stock as part of restricted stock vesting, of which 48,906 shares were surrendered to us. In June 2026, we issued 72,122 shares of common stock as part of restricted stock vesting, of which 26,218 shares were surrendered to us.
(2) We paid $11.5 million to satisfy the tax withholding obligations associated with the net-share settlement of these cashless option exercises and vesting of restricted stock.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
Insider Trading Arrangements
During the three months ended June 30, 2026, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended, or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, other than as set forth in the table below.

Name	Position	Action	Adoption Date	Total Shares of Common Stock to be Sold	Expiration Date(1)

David L. Mahoney	Director	Adoption	5/19/2026	Up to 103,606	11/11/2027
Joseph D. Lyon	Chief Accounting & Technology Officer	Adoption	6/10/2026	Up to 120,000	8/31/2027
Joseph K. Belanoff, M.D.	Chief Executive Officer and Director	Adoption	6/11/2026	Up to 400,000	8/31/2027

(1)	Each trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Document
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 24, 2023).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on December 11, 2023).
10.1#
Corcept Therapeutics Incorporated 2024 Incentive Award Plan (as Amended) (incorporated by reference to Appendix A to the registrant's Definitive Proxy Statement on Schedule 14A filed on April 17, 2026).

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
101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2026 and December 31, 2025, (ii) Unaudited Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2026 and 2025, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2026 and 2025, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2026 and 2025, (v) Unaudited Condensed Consolidated Statements of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORCEPT THERAPEUTICS INCORPORATED

Date:	July 29, 2026	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D.
Chief Executive Officer

Date:	July 29, 2026	/s/Atabak Mokari
Atabak Mokari
Chief Financial Officer

Date:	July 29, 2026	/s/Joseph D. Lyon
Joseph D. Lyon
Chief Accounting & Technology Officer