Form 10-Q
period 2026-09-30
CORCEPT THERAPEUTICS INC
filed 2026-11-03
CIK 1088856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On October 22, 2026, there were 109,443,109 shares of common stock outstanding at a par value of $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2026	December 31, 2025
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$98,720	$120,495
Short-term marketable securities	271,983	251,657
Trade receivables, net of allowances	111,061	59,786
Inventory	11,907	12,868
Prepaid expenses and other current assets	40,203	40,658
Total current assets	533,874	485,464
Strategic inventory	25,662	11,094
Operating lease right-of-use asset	6,517	4,583
Property and equipment, net	4,939	1,890
Long-term marketable securities	291,604	160,270
Other assets	2,362	5,153
Deferred tax assets, net	169,069	168,197
Total assets	$1,034,027	$836,651
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,924	$40,444
Accrued research and development expenses	18,049	33,954
Accrued and other liabilities	135,678	90,603
Short-term operating lease liability	2,024	1,084
Total current liabilities	177,675	166,085
Long-term operating lease liability	6,967	5,023
Long-term accrued government rebates	—	2,562
Long-term accrued income taxes	15,645	15,176
Total liabilities	200,287	188,846
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock	—	—
Common stock	144	140
Treasury stock	(1,065,705)	(966,586)
Additional paid-in capital	1,119,415	968,600
Accumulated other comprehensive (loss) income	(1,505)	2,264
Retained earnings	781,391	643,387
Total stockholders’ equity	833,740	647,805
Total liabilities and stockholders’ equity	$1,034,027	$836,651
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product revenue, net	340,472	207,638	761,522	559,282

Operating expenses:
Cost of sales	4,608	4,596	11,552	10,432
Research and development	56,709	68,846	176,864	190,052
Selling, general and administrative	164,431	123,977	466,683	318,488
Total operating expenses	225,748	197,419	655,099	518,972
Income from operations	114,724	10,219	106,423	40,310
Interest and other income	5,583	5,024	15,100	16,243
Income before income taxes	120,307	15,243	121,523	56,553
Income tax benefit	6,471	4,425	16,481	18,811
Net income	126,778	19,668	138,004	75,364

Net income attributable to common stockholders	124,489	19,359	135,459	74,267

Basic net income per common share	$1.17	$0.19	$1.28	$0.71

Diluted net income per common share	$1.01	$0.16	$1.13	$0.62

Weighted-average shares outstanding used in computing net income per common share
Basic	106,628	103,545	105,488	103,919
Diluted	123,201	119,439	119,407	119,981
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	126,778	19,668	138,004	75,364
Other comprehensive income:
Unrealized (loss) gain on available-for-sale investments, net of tax effect of $0, $(116), $253 and $(270), respectively	(2,019)	370	(3,597)	1,084
Foreign currency translation gain (loss)	78	(320)	(172)	1,474
Total comprehensive income	$124,837	$19,718	$134,235	$77,922
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$138,004	$75,364
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	81,902	63,732
Accretion of marketable securities, net	(2,263)	(4,010)
Depreciation and amortization	2,487	1,408
Deferred income taxes	(618)	(22,355)
Changes in operating assets and liabilities:
Trade receivables	(51,275)	(15,653)
Inventory	(12,595)	(7,964)
Prepaid expenses and other current assets	2,396	(17,132)
Accounts payable	(18,535)	19,070
Accrued research and development expenses	(15,905)	(5,546)
Accrued and other liabilities, current and non-current	36,064	16,634
Net cash provided by operating activities	159,662	103,548
Cash flows from investing activities:
Purchases of property and equipment	(3,438)	(161)
Proceeds from sales and maturities of marketable securities	216,352	257,536
Purchases of marketable securities	(369,600)	(175,774)
Net cash (used in) provided by investing activities	(156,686)	81,601
Cash flows from financing activities:
Proceeds from stock option exercises, net of issuance costs	26,689	13,008
Proceeds from purchases under the Employee Stock Purchase Plan (“ESPP”)	9,059	7,160
Repurchases of common stock in connection with Stock Repurchase Program	(5,745)	(172,915)
Cash paid to satisfy statutory withholding requirement for net settlement of cashless option exercises and vesting of restricted stock grants	(55,165)	(36,403)
Net cash used in financing activities	(25,162)	(189,150)
Net effect of exchange rate changes on cash, cash equivalents and restricted cash	(172)	1,474
Net decrease in cash, cash equivalents and restricted cash	(22,358)	(2,527)
Cash, cash equivalents and restricted cash, at beginning of period	121,745	128,665
Cash, cash equivalents and restricted cash, at end of period	$99,387	$126,138

Supplemental disclosure:
Exercise cost of shares repurchased for net settlement of cashless option exercises	$38,554	$17,799
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$98,720	$125,138
Restricted cash included in Other assets	667	1,000
Cash, cash equivalents and restricted cash, at end of period	$99,387	$126,138
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	105,966	$140	$968,600	$(966,586)	$2,264	$643,387	$647,805
Issuance of common stock under incentive award plan	1,626	1	10,861	—	—	—	10,862
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises and vesting of restricted stock	(264)	—	—	(10,102)	—	—	(10,102)
Stock-based compensation	—	—	21,714	—	—	—	21,714
Vesting of RSAs in connection with ESPP	—	—	815	—	—	—	815
Other comprehensive loss, net of tax	—	—	—	—	(1,346)	—	(1,346)
Net loss	—	—	—	—	—	(31,761)	(31,761)
Balance at March 31, 2026	107,328	$141	$1,001,990	$(976,688)	$918	$611,626	$637,987
Issuance of common stock under incentive award plan, net of issuance costs	913	1	19,409	—	—	—	19,410
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises and vesting of restricted stock	(320)	—	—	(21,325)	—	—	(21,325)
Stock-based compensation	—	—	24,467	—	—	—	24,467
Vesting of RSAs in connection with ESPP	—	—	2,732	—	—	—	2,732
Other comprehensive loss, net of tax	—	—	—	—	(482)	—	(482)
Net income	—	—	—	—	—	42,987	42,987
Balance at June 30, 2026	107,921	$142	$1,048,598	$(998,013)	$436	$654,613	$705,776
Issuance of common stock under incentive award plan, net of issuance costs	2,052	2	44,028	—	—	—	44,030
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises and vesting of restricted stock	(556)	—	—	(61,947)	—	—	(61,947)
Repurchase of common stock in connection with Stock Repurchase Program	(52)	—	—	(5,745)	—	—	(5,745)
Stock-based compensation	—	—	24,058	—	—	—	24,058
Vesting of RSAs in connection with ESPP	—	—	2,731	—	—	—	2,731
Other comprehensive loss, net of tax	—	—	—	—	(1,941)	—	(1,941)
Net income	—	—	—	—	—	126,778	126,778
Balance at September 30, 2026	109,365	$144	$1,119,415	$(1,065,705)	$(1,505)	$781,391	$833,740
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	105,113	$136	$832,108	$(696,173)	$(217)	$543,735	$679,589
Issuance of common stock under incentive award plan	1,712	1	12,899	—	—	—	12,900
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises and vesting of restricted stock	(341)	—	—	(21,086)	—	—	(21,086)
Repurchase of common stock in connection with Stock Repurchase Program	(500)	—	—	(27,433)	—	—	(27,433)
Stock-based compensation	—	—	15,687	—	—	—	15,687
Vesting of RSAs in connection with ESPP	—	—	2,172	—	—	—	2,172
Other comprehensive income, net of tax	—	—	—	—	909	—	909
Net income	—	—	—	—	—	20,547	20,547
Balance at March 31, 2025	105,984	$137	$862,866	$(744,692)	$692	$564,282	$683,285
Issuance of common stock under incentive award plan	1,048	1	15,122	—	—	—	15,123
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises and vesting of restricted stock	(262)	—	—	(19,221)	—	—	(19,221)
Repurchase of common stock in connection with Stock Repurchase Program	(1,482)	—	—	(103,018)	—	—	(103,018)
Stock-based compensation	—	—	19,427	—	—	—	19,427
Vesting of RSAs in connection with ESPP	—	—	3,449	—	—	—	3,449
Other comprehensive income, net of tax	—	—	—	—	1,599	—	1,599
Net income	—	—	—	—	—	35,149	35,149
Balance at June 30, 2025	105,288	$138	$900,864	$(866,931)	$2,291	$599,431	$635,793
Issuance of common stock under incentive award plan	640	1	9,943	—	—	—	9,944
Shares tendered to satisfy cost and statutory withholding requirements for net settlement of cashless option exercises and vesting of restricted stock	(194)	—	—	(13,895)	—	—	(13,895)
Repurchase of common stock in connection with Stock Repurchase Program	(610)	—	—	(42,464)	—	—	(42,464)
Stock-based compensation	—	—	20,386	—	—	—	20,386
Vesting of RSAs in connection with ESPP	—	—	2,420	—	—	—	2,420
Other comprehensive income, net of tax	—	—	—	—	50	—	50
Net income	—	—	—	—	—	19,668	19,668
Balance at September 30, 2025	105,124	$139	$933,613	$(923,290)	$2,341	$619,099	$631,902
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORCEPT THERAPEUTICS INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Corcept Therapeutics Incorporated (collectively, “Corcept,” the “Company,” “we,” “us,” and “our”) is a commercial-stage biopharmaceutical company engaged in the discovery and development of medications to treat severe endocrinologic, oncologic, metabolic and neurologic disorders by modulating the effects of the hormone cortisol. In 2012, the United States Food and Drug Administration (“FDA”) approved Korlym® (“mifepristone”) 300 mg tablets, as a once-daily oral medication for the treatment of hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and have failed surgery or are not candidates for surgery. In June 2024, we made an authorized generic version of Korlym available. In March 2026, the FDA approved Lifyorli® (relacorilant) in combination with the chemotherapy medication nab-paclitaxel as a treatment for patients with platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer who have received one to three prior systemic treatment regimens, at least one of which included bevacizumab. In April 2026, we began selling and distributing Lifyorli in the United States. We have discovered and patented five structurally distinct series of selective cortisol modulators, consisting of more than 1,000 compounds. We are developing compounds from these series as potential treatments for a broad range of serious disorders.
We were incorporated in the State of Delaware in May 1998. Our headquarters is located in Redwood City, California.
Basis of Presentation
We have prepared the following in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X: (i) condensed consolidated balance sheet as of September 30, 2026 and (ii) condensed consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for the three- and nine-month periods ended September 30, 2026 and 2025. These do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (which in the applicable periods consist only of normal, recurring adjustments) have been included. Operating results for the three- and nine-month periods ended September 30, 2026 are not necessarily indicative of the results for the remainder of 2026 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2025 included in our Annual Report on Form 10-K. The December 31, 2025 balance sheet was derived from audited financial statements at that date.
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
Chargebacks: Although we sell our Products to the specialty distributors at full price, some of the government entities to which the specialty distributors sell receive a negotiated price. The specialty distributors recover the full amount of any related price differences by reducing their payments to us (this reduction is called a “chargeback”). To date, chargebacks for our Hypercortisolism Products have not been material. For Lifyorli, hospitals, clinics, government purchasers and other eligible entities may purchase Lifyorli at contractually or statutorily negotiated prices. We estimate these related chargebacks based on applicable contractual or statutory requirements, expected utilization, claims activity and available product-specific or other informative data. These estimates are recorded as reductions in revenue for the period in which the related revenue is recognized, with a corresponding liability included in accrued expenses.
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
Sales Returns: Federal law prohibits the return of Products sold to patients through the specialty pharmacies. Sales to our specialty distributors are subject to return under our returned goods policy. We deduct the amount of Products we estimate each distributor will return from each period’s gross revenue. We base our estimates on quantitative and qualitative information including, but not limited to, that distributor’s historical return rates, the amount of Products held by that distributor and projected demand. To date, returns have not been material.
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

We plan to adopt this guidance for the fiscal year ending December 31, 2027. We are evaluating the effects adoption of this guidance will have on our condensed consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, which improves the accounting for internal software by eliminating the concept of development stages and requiring capitalization of software costs once management has authorized and committed funding for the project and it is probable the project will be completed and placed in service as intended. This ASU is effective for public companies with annual periods beginning after December 15, 2027, with early adoption permitted. We plan to adopt this guidance for the fiscal year ending December 31, 2028. We are evaluating the effects adoption of this guidance will have on our condensed consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-11, which amends ASC 270, Interim Reporting (“ASC 270”) to clarify the scope, form, and content of interim financial statements and centralize interim disclosure requirements within ASC 270. This ASU requires entities to disclose material events and changes occurring since the last annual reporting period and clarifies the preparation and presentation of condensed interim financial information. This ASU is effective for public companies for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Although we have not concluded our analysis, we do not expect adoption of this guidance to have a material impact on our condensed consolidated financial statements.
Although there were several other new accounting pronouncements issued by the FASB during the three and nine months ended September 30, 2026, we do not believe any of them had or will have a material impact on the condensed consolidated financial statements.
2. Composition of Certain Balance Sheet Items
Inventory

	September 30, 2026	December 31, 2025

	(in thousands)
Raw materials	$—	$847
Work in progress	18,740	13,703
Finished goods	18,829	9,412
Total inventory	37,569	23,962
Less strategic inventory classified as non-current	(25,662)	(11,094)
Total inventory classified as current	$11,907	$12,868
We have purchased and hold significant quantities of active pharmaceutical ingredient (“API”) for our Products, which are included in raw materials and work in progress inventory. As of September 30, 2026, total inventory consisted of $27.4 million of our Hypercortisolism Products and $10.2 million of Lifyorli, compared to $24.0 million for our Hypercortisolism Products as of December 31, 2025. We classify inventory we do not expect to utilize within 12 months of the balance sheet date as “strategic inventory,” a non-current asset.
Prior to receiving regulatory approval, we record the cost of manufacturing our product candidates as research and development expense at the time it is incurred. We capitalize manufacturing costs incurred after regulatory approval as inventory.

Prepaid expenses and other current assets

	September 30, 2026	December 31, 2025

	(in thousands)
Prepaid expenses	$15,228	$8,688
Clinical deposits	6,489	5,238
Deferred clinical materials	6,066	5,061
Prepaid income taxes	5,215	14,569
Other current assets	7,205	7,102
Total prepaid expenses and other current assets	$40,203	$40,658
Accrued and other liabilities

	September 30, 2026	December 31, 2025

	(in thousands)
Accrued compensation	$52,756	$37,400
Short-term accrued government rebates	52,496	35,679
Accrued selling and marketing costs	14,310	10,610
Accrued legal fees	7,062	2,241
Other	9,054	4,673
Total accrued and other liabilities	$135,678	$90,603

3. Available-for-Sale Marketable Securities and Fair Value Measurements
The available-for-sale securities in our condensed consolidated balance sheets are as follows:

	September 30, 2026	December 31, 2025

	(in thousands)
Cash equivalents	$68,059	$99,768
Short-term marketable securities	271,983	251,657
Long-term marketable securities	291,604	160,270
Total marketable securities	$631,646	$511,695
The following table presents our available-for-sale securities grouped by asset type:

	Fair Value Hierarchy Level	September 30, 2026				December 31, 2025
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

		(in thousands)
Corporate bonds	Level 2	$400,903	$10	$(1,334)	$399,579	$337,164	$772	$(2)	$337,934
Commercial paper	Level 2	34,988	1	(42)	34,947	—	—	—	—
U.S. government agency securities	Level 2	83,796	—	(616)	83,180	53,990	28	—	54,018
U.S. Treasury securities	Level 1	46,021	4	(144)	45,881	19,957	18	—	19,975
Money market funds	Level 1	68,059	—	—	68,059	99,768	—	—	99,768
Total marketable securities		$633,767	$15	$(2,136)	$631,646	$510,879	$818	$(2)	$511,695
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
We classified accrued interest on our marketable securities of $4.8 million and $4.1 million as of September 30, 2026 and December 31, 2025, respectively, as prepaid expenses and other current assets on our condensed consolidated balance sheets.
As of September 30, 2026, all of our long-term marketable securities had original maturities of no more than 25 months and all of our marketable securities classified as short-term have maturities of less than one year. The weighted-average maturity of our short-term and long-term marketable securities was 11 months. As of September 30, 2026, our long-term marketable securities had remaining maturities between 13 months and 24 months. None of our marketable securities changed from one fair value hierarchy to another during the three and nine months ended September 30, 2026.
4. Commitments and Contingencies
In March 2026, to ensure we have sufficient API to meet future demand for Korlym and our authorized generic version of Korlym, we committed to purchase an additional 1,450 kilograms of API for a total price of $10.2 million. In July 2026, we committed to purchase an additional 3,500 kilograms of API for a total price of $23.8 million.

There have been no other material changes in our obligations under contractual agreements described in our Annual Report on Form 10-K for the year ended December 31, 2025.
In the ordinary course of business, we may be subject to legal claims and regulatory actions that could have a material adverse effect on our business or our financial results. We assess our potential liability in such situations by analyzing potential outcomes under various litigation, regulatory and settlement strategies. If we determine a loss is probable and its amount can be reasonably estimated, we accrue an amount equal to the estimated loss.
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
Operating lease expense for the three and nine months ended September 30, 2026 was $0.9 million and $2.6 million, respectively, which included variable lease costs of $0.4 million and $1.1 million, respectively, primarily related to common area maintenance and other administrative expenses. In the comparable periods in 2025, operating lease expense was $0.6 million and $1.9 million, respectively, which included variable lease costs of $0.3 million and $0.9 million, respectively.
Supplemental information related to operating leases was as follows (in thousands, except weighted average amounts):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cash paid for operating lease liabilities	$617	$382	$1,412	$1,000
Recognition of right-of-use asset in exchange for lease liability	$—	$—	$2,868	$—
Weighted-average remaining lease term			45 months	57 months
Weighted-average discount rate			8.3%	8.5%

As of September 30, 2026, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

2026 (remainder)	663
2027	2,697
2028	2,777
2029	2,861
2030	1,452
Total operating lease payments	10,450
Less imputed interest	(1,459)
Present value of operating lease liabilities	$8,991
6. Stock-Based Compensation
The following table summarizes our stock-based compensation by financial statement classification:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Capitalized stock-based compensation	$369	$141	$1,012	$392
Cost of sales	158	35	271	98
Research and development	6,893	5,839	19,502	17,557
Selling, general and administrative	22,392	17,005	62,129	46,077
Total stock-based compensation	$29,812	$23,020	$82,914	$64,124

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
The following table shows the computation of net income per share for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands, except per share amounts)
Numerator:
Net income attributable to common stockholders	$124,489	$19,359	$135,459	$74,267
Denominator:
Weighted-average shares used to compute basic net income per common share	106,628	103,545	105,488	103,919
Dilutive effect of employee stock options and unvested RSUs	16,573	15,894	13,919	16,062
Weighted-average shares used to compute diluted net income per common share	123,201	119,439	119,407	119,981

Net income per share attributable to common stockholders
Basic	$1.17	$0.19	$1.28	$0.71
Diluted	$1.01	$0.16	$1.13	$0.62
We excluded from the computation of diluted net income per share, on a weighted-average basis, 0.1 million and 2.8 million stock options and RSUs outstanding during the three and nine months ended September 30, 2026, respectively, and 2.8 million and 2.3 million stock options outstanding during the three and nine months ended September 30, 2025, respectively, because including them would have been anti-dilutive.
8. Income Taxes
We recorded an income tax benefit of $6.5 million and $16.5 million for the three and nine months ended September 30, 2026, respectively, as compared to an income tax benefit of $4.4 million and $18.8 million for the comparable periods in 2025. The increase in income tax benefit during the three months ended September 30, 2026 was primarily due to an increase in stock compensation deductions as compared to the comparable period in 2025. The decrease in income tax benefit during the nine months ended September 30, 2026 was primarily due to an increase in pre-tax income in 2026 as compared to the comparable period in 2025.
Our effective tax rate differs from the federal statutory rate due to state income taxes and the non-deductible portion of our stock-based compensation, which increased our tax expense, offset by research and development credits and the excess tax deduction arising from the exercise of employee stock options, which reduced our taxable income.
During each of the three and nine months ended September 30, 2026, unrecognized tax benefits increased by $2.3 million.

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
9. Revenue
The following table presents a summary of total product revenue, net by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Hypercortisolism Products	$249,067	$207,638	$622,553	$559,282
Lifyorli	91,405	—	138,969	—
Total product revenue, net	$340,472	$207,638	$761,522	$559,282

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
Overview
We are a commercial-stage company engaged in the discovery and development of medications to treat severe endocrinologic, oncologic, metabolic and neurologic disorders by modulating the effects of the hormone cortisol. We have been selling Korlym in the United States for the treatment of patients suffering from hypercortisolism (also known as “Cushing’s syndrome”) since 2012. In June 2024, we made an authorized generic version of Korlym available. In March 2026, the United States Food and Drug Administration (“FDA”) approved Lifyorli® (relacorilant) in combination with the chemotherapy medication nab-paclitaxel as a treatment for patients with platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer who have received one to three prior systemic treatment regimens, at least one of which included bevacizumab. Since April 2026, we have been selling Lifyorli in the United States. Our portfolio of proprietary selective cortisol modulators consists of five structurally distinct series totaling more than 1,000 compounds.
Hypercortisolism (Cushing’s syndrome)
Our Hypercortisolism Products. We sell Korlym and our authorized generic version of Korlym (our “Hypercortisolism Products”) in the United States using sales representatives to call on physicians caring for patients with hypercortisolism. We also have a field-based force of medical science liaisons. We use a specialty pharmacy vendor, Curant Health Georgia, LLC (“Curant”), to distribute our Hypercortisolism Products directly to patients and provide patients and physicians with logistical and pharmacy support. From 2017 to 2025, our specialty pharmacy was Optime Care, Inc. We use a specialty distributor to distribute our Hypercortisolism Products to hospital pharmacies and other purchasers.
Our policy is that no patient with hypercortisolism will be denied access to our medications for financial reasons. To help us achieve that goal, we have patient support programs and donate money to independent charitable foundations that help patients pay for all aspects of their hypercortisolism care, whether or not that care includes taking our Hypercortisolism Products.
Because most people who suffer from hypercortisolism are undiagnosed or inadequately treated, we have developed and continue to refine and expand programs to educate physicians and patients about screening for hypercortisolism and the role our Hypercortisolism Products can play in treating patients with the disorder. We also conduct clinical research: In 2023, we initiated our CATALYST study to determine the prevalence of hypercortisolism in patients with difficult-to-control type 2 diabetes, defined as hemoglobin A1c (“HbA1c” – a measure of glucose control that rises in people with diabetes) of 7.5 percent or higher, despite receiving optimum treatment. Of the 1,057 patients enrolled in the first phase of CATALYST, 23.8 percent were found to have hypercortisolism. These patients were offered the chance to enter CATALYST’s second phase, in which 136 eligible patients were randomized 2:1 to receive either Korlym or placebo for 24 weeks. The primary endpoint of CATALYST’s second phase was a reduction in HbA1c in patients who received Korlym compared to patients who received placebo. CATALYST met this primary endpoint. Patients who received Korlym exhibited a clinically meaningful and statistically significant decrease in HbA1c of 1.47 percent, compared to a decrease of 0.15 percent in patients who received placebo (p-value: <0.0001). This phase of the trial also met its secondary endpoints. Patients who received Korlym exhibited significantly greater reductions in body weight (5.1 kg; p-value: 0.001) and waist circumference (5.1 cm; p-value: 0.002) than patients who received placebo. The safety profile of Korlym in CATALYST was consistent with the medication’s label: No new side effects or adverse events were identified. The findings from the CATALYST study were referenced in the March 2026 update of the American Association of Clinical Endocrinology (AACE) Consensus Statement Algorithm for Management of Adults with Type 2 Diabetes and the October 2026 update of the American Diabetes Association (ADA) and the European Association for the Study of Diabetes (EASD) consensus report, Management of Type 2 Diabetes, 2026.
CATALYST’s results were published in Diabetes Care (Buse et al., April 2025 (prevalence phase) and DeFronzo et al., June 2025 (treatment phase)), the peer-reviewed journal of the American Diabetes Association.

In 2025, we conducted the MOMENTUM trial to determine the prevalence of hypercortisolism in patients with resistant hypertension. Resistant hypertension is defined by the American Heart Association as systolic blood pressure greater than 130 mm Hg and diastolic blood pressure greater than 80 mm Hg, despite the use of three or more antihypertensive medications of different classes, including a diuretic. Of the 1,086 patients enrolled in MOMENTUM, 27.3 percent were found to have hypercortisolism. MOMENTUM’s results were presented at the American College of Cardiology Annual Scientific Session in March 2026.
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
In December 2024, we submitted a New Drug Application (“NDA”) to the FDA seeking approval to market relacorilant as a treatment for patients with endogenous hypercortisolism. The NDA was based on positive results from our pivotal GRACE trial, with confirmatory evidence from our Phase 3 GRADIENT trial, our Phase 3 long-term extension study and our Phase 2 study. Patients in these trials exhibited clinically meaningful improvements in a wide range of hypercortisolism signs and symptoms, including hypertension, glucose control, excess body weight and body composition. Relacorilant has been well-tolerated in all its clinical trials. Notably, patients have not experienced some of the serious adverse events that can arise in patients taking Korlym or other currently approved treatments.
On December 30, 2025, the FDA issued a Complete Response Letter (“CRL”) declining to approve relacorilant. While the letter acknowledged that the pivotal GRACE trial met its primary endpoint and that the GRADIENT trial had provided confirmatory evidence, the FDA stated that additional evidence of efficacy would be required for approval. Rather than requiring additional evidence, however, at the customary post-CRL meeting held in April 2026, the FDA asked for additional analyses of the data already submitted as part of our NDA – specifically, a global statistical test (“GST”) of relacorilant’s effect on three of the most common and serious symptoms of Cushing’s syndrome – hypertension, hyperglycemia and excess body weight. When applied to data from a clinical trial, a GST helps determine whether the medication being studied contributed to changes in any of a set of identified measures. This statistical technique is well-suited for analyzing clinical results in patients with rare diseases, such as Cushing’s syndrome, that have a wide array of symptoms, the manifestation of which vary from patient to patient. Based on the positive outcome of the requested analyses, we resubmitted our NDA to the FDA on June 17, 2026. The Prescription Drug User Fee Act target date for the FDA to complete its review is December 17, 2026.
Our pivotal GRACE trial had two parts. The first, open-label phase enrolled 152 patients with any etiology of hypercortisolism. Each patient received relacorilant for 22 weeks. Patients who exhibited pre-specified improvements in either hypertension, hyperglycemia or both symptoms were eligible to proceed to GRACE’s second, double-blind, randomized withdrawal phase, in which half of the patients continued to receive relacorilant and half received placebo for 12 weeks. GRACE’s primary endpoint was the number of patients in the relacorilant group who lost blood pressure control compared to the number of patients in the placebo group who lost blood pressure control.
In the open-label phase, patients experienced clinically meaningful and statistically significant improvements in a wide array of hypercortisolism signs and symptoms, including hypertension, hyperglycemia, weight, waist circumference, fat and lean body mass, cognition and Cushing’s Quality of Life score. Rapid and sustained improvements in systolic blood pressure (“SBP”) and diastolic blood pressure (“DBP”) were observed in all patients with hypertension, measured by 24-hour ambulatory blood pressure monitoring (“ABPM”), with an improvement in mean SBP of 7.9 mm Hg and mean DBP of 5.4 mm Hg at 22 weeks (p-values: <0.0001). Sixty-three percent of patients with hypertension met the study’s open-label response criteria. Hypertension improvements were even greater in patients with hypertension who entered the study’s randomized withdrawal phase, with reductions in SBP of 12.6 mm Hg and DBP of 8.3 mm Hg (p-values: <0.0001).
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
GRADIENT patients with hypertension who received relacorilant experienced a reduction in SBP, measured by 24-hour ABPM, of 6.6 mm Hg (p-value: 0.012) compared to baseline. The reduction in patients who received placebo was 2.1 mm Hg (p-value: ns) compared to baseline. The comparison between those who received relacorilant and placebo was not statistically significant. During the study, five patients who received placebo required rescue therapy with anti-hypertension medications, compared to one patient who received relacorilant.
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
Oncology
Cortisol activity at the GR reduces the efficacy of certain anti-cancer therapies and there is substantial evidence that antagonizing cortisol at a solid tumor’s glucocorticoid receptors may help those therapies achieve their intended effect. Cortisol suppresses the body’s immune response; activating – not suppressing – the immune system is beneficial in fighting certain cancers. In some cancers, cortisol retards cellular apoptosis – the tumor-killing effect many treatments are meant to stimulate. In other cancers, cortisol activity promotes tumor growth. Many types of solid tumors are potential targets for cortisol modulation therapy, among them ovarian, endometrial, cervical, pancreatic and prostate cancers.
Lifyorli in Combination with Chemotherapy. In March 2026, the FDA approved Lifyorli (relacorilant) in combination with the chemotherapy medication nab-paclitaxel to treat patients with platinum-resistant ovarian cancer who have received one to three prior systemic treatment regimens, at least one of which included bevacizumab. We sell Lifyorli using sales representatives to call on physicians caring for patients with platinum-resistant ovarian cancer. We also have a field-based force of medical science liaisons. We use specialty pharmacies to dispense Lifyorli directly to patients and provide logistical support to physicians and patients. We also sell Lifyorli to specialty distributors who, in turn, sell Lifyorli to community oncology practices, group purchasing organizations and hospitals. Lifyorli was added to National Comprehensive Cancer Network® Clinical Practice Guidelines in Oncology (NCCN Guidelines®) as a preferred regimen in April 2026. We offer a patient assistance program to ensure that no patients are denied access to Lifyorli for financial reasons.
In October 2025, we submitted a marketing authorization application (“MAA”) to the EMA seeking approval in the EU. In September 2026, the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) recommended that the EC approve relacorilant combined with nab-paclitaxel to treat patients with platinum-resistant ovarian cancer. The EC will review the CHMP’s opinion and issue a final decision regarding approval in the fourth quarter of 2026. The EC has designated relacorilant as an orphan drug for the treatment of patients with ovarian cancer.
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
We have initiated trials to evaluate the potential for Lifyorli to treat patients with other types of solid tumors, at different stages of treatment, and in combination with other anti-cancer agents. BELLA is an open-label Phase 2 trial with three parts. In each part, the primary endpoint is PFS, with OS being a key secondary endpoint. In October 2026, we announced results of our primary analysis of data from Part A of BELLA. In Part A, 95 patients with platinum-resistant ovarian cancer treated with Lifyorli plus nab-paclitaxel and bevacizumab demonstrated clinically meaningful median PFS of 7.2 months and objective response rate (“ORR”) of 59 percent. Although median OS had not yet been reached at the time of the primary analysis, 88% of patients were alive at 6 months. Clinical benefit was most pronounced among patients earliest in their course of treatment in the platinum-resistant setting, including those who had not received bevacizumab previously. In bevacizumab-naïve patients, median PFS was 8.1 months, ORR was 66 percent and 91 percent of patients were alive at 6 months. The safety profile of Lifyorli plus nab-paclitaxel and bevacizumab was consistent with the known profiles of each individual agent, with no new safety signals identified.
BELLA Part B is evaluating the efficacy and safety of Lifyorli plus nab-paclitaxel and bevacizumab with planned enrollment of 90 women with platinum-sensitive ovarian cancer whose disease had progressed while receiving treatment with a PARP-inhibitor. Enrollment of patients in Part B is nearing completion. BELLA Part C is evaluating the efficacy and safety of Lifyorli plus nab-paclitaxel to treat 92 patients with endometrial cancer who have received one or two prior lines of therapy. Enrollment of patients in Part C is complete. All parts of BELLA are being conducted at sites in the United States, Europe and Asia.
In December 2025, we initiated an open-label Phase 2 trial, TRIDENT, to evaluate the efficacy and safety of Lifyorli combined with nab-paclitaxel and gemcitabine in patients with pancreatic cancer who have not received prior therapy for metastatic disease. The trial’s primary endpoint is PFS, with OS being a key secondary endpoint. TRIDENT’s planned enrollment is 60 patients at sites in the United States, Europe and Asia. The EC has designated relacorilant as an orphan drug for the treatment of patients with pancreatic cancer.
We are also collaborating with the Paris-based academic research cooperative ARCAGY-GINECO to conduct a Phase 2 trial, STELLA, evaluating the efficacy and safety of Lifyorli plus nab-paclitaxel in 50 patients with cervical cancer who have already received one or two prior lines of therapy.
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
Relacorilant in Combination with Androgen Deprivation Therapy. Androgen deprivation is the standard treatment for prostate cancer because androgens stimulate prostate tumor growth. One reason prostate cancer tumors eventually escape androgen deprivation therapy is that they evolve to grow in response to cortisol activity. Combining a cortisol modulator with an androgen modulator may block this escape route. Our collaborators at the University of Chicago have initiated a randomized, placebo-controlled Phase 2 trial of relacorilant plus enzalutamide in patients with prostate cancer, pre-prostatectomy. Patents we have licensed from the University of Chicago cover the use of relacorilant combined with anticancer agents, including enzalutamide, to treat patients with this disease.
Metabolic Diseases
Liver Disease. Metabolic dysfunction-associated steatohepatitis (“MASH”) is an advanced form of metabolic dysfunction-associated fatty liver disease that afflicts millions of patients and is a leading cause of liver-related mortality. We are studying our selective cortisol modulator miricorilant as a potential treatment for MASH. In October 2023, we initiated a randomized, double-blind, placebo-controlled, Phase 2b trial, MONARCH. MONARCH enrolled two patient cohorts: Cohort A enrolled 82 patients with biopsy-confirmed MASH, randomized 2:1 to receive either 100 mg of miricorilant twice weekly or placebo for 48 weeks. Cohort B enrolled 93 patients with presumed MASH, randomized 2:1 to receive either (i) 100 mg of miricorilant twice weekly for 6 weeks, then 200 mg of miricorilant twice weekly for 18 weeks or (ii) placebo for 24 weeks. The primary endpoint for both Cohort A and B was reduction in liver fat compared to placebo; fibrosis improvement and MASH resolution were key secondary endpoints for Cohort A.
Patients who received 200 mg of miricorilant twice weekly experienced a significantly larger reduction in liver fat than patients who received 100 mg of miricorilant twice weekly. The comparison between those who received miricorilant and placebo was not statistically significant. Patients who received pre- and post-treatment liver biopsies – those in Cohort A – experienced an improvement in fibrosis of 19.2 percent at 48 weeks. Miricorilant was very well tolerated in both cohorts. The rate of adverse events was virtually indistinguishable between the miricorilant and placebo arms.
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
Inflation Reduction Act of 2022 (“IRA”)
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
Please see the risk factor under Part II, Item 1A of this Quarterly Report on Form 10-Q, “New laws, government regulations, or changes to existing laws and regulations could make it difficult or impossible for us to obtain acceptable prices or adequate insurance coverage and reimbursement for our Products, which would adversely affect our financial results.”
Results of Operations
Product Revenue, Net – Product Revenue, Net, or Net product revenue, is gross product revenue from sales to our customers less deductions for estimated government rebates and chargebacks, patient assistance programs, discounts provided to our distributors for prompt payment, distribution and administrative fees, voucher assistance and reserves for expected returns.
Net product revenue was $340.5 million and $761.5 million for the three and nine months ended September 30, 2026, respectively, compared to $207.6 million and $559.3 million for the comparable periods in 2025. The increases were driven by higher net product revenue from our Hypercortisolism Products and net product revenue from Lifyorli. Lifyorli’s commercial launch was on April 1, 2026.
Net product revenue from our Hypercortisolism Products was $249.1 million and $622.6 million for the three and nine months ended September 30, 2026, respectively, compared to $207.6 million and $559.3 million for the comparable periods in 2025. Higher sales volume accounted for 75.2 percent and 97.2 percent of the increases for the three and nine months ended September 30, 2026, respectively, with the remaining growth due to a price increase for our Hypercortisolism Products taken in August 2025 and improved payor reimbursement rates for our Hypercortisolism Products at our current specialty pharmacy, partially offset by higher sales volume of our authorized generic version of Korlym, which has a lower price.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Hypercortisolism Products	$249,067	$207,638	$622,553	$559,282
Lifyorli	91,405	—	138,969	—
Total product revenue, net	$340,472	$207,638	$761,522	$559,282
Cost of sales – Cost of sales includes the cost of the active pharmaceutical ingredient (“API”), tableting, packaging, personnel, overhead, stability testing and distribution.
Cost of sales was $4.6 million and $11.6 million for the three and nine months ended September 30, 2026, respectively, compared to $4.6 million and $10.4 million for the comparable periods in 2025. Cost of sales as a percentage of revenue was 1.4 percent and 1.5 percent for the three and nine months ended September 30, 2026, respectively, compared to 2.2 percent and 1.9 percent for the comparable periods in 2025, respectively. The decreases in cost of sales as a percentage of revenue were primarily due to lower manufacturing costs for our Hypercortisolism Products and a $0.7 million reduction of scrapped inventory. All costs to manufacture Lifyorli prior to regulatory approval were recorded as research and development expense. Cost of sales for Lifyorli for the three and nine months ended September 30, 2026 included tableting, packaging, personnel, overhead, stability testing and distribution costs of Lifyorli that were incurred after regulatory approval.
Research and development expense – Research and development expense includes the cost of (1) recruiting and compensating development personnel, (2) clinical trials, (3) manufacturing investigational drug products, (4) preclinical studies, (5) drug discovery research and (6) the development of new drug formulations and manufacturing processes.
Research and development expense was $56.7 million and $176.9 million for the three and nine months ended September 30, 2026, respectively, compared to $68.8 million and $190.1 million for the comparable periods in 2025. The decreases were primarily due to decreased expenses related to the development programs that are nearing completion and the decrease in the cost of manufacturing Lifyorli that was recorded as research and development expenses prior to receiving regulatory approval, partially offset by increased expenses related to the advancement of our development programs and employee compensation expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Development programs:
Oncology	$20,296	$15,735	$53,345	$35,095
Cushing’s syndrome	6,276	26,158	36,385	64,465
Metabolic diseases	3,824	7,351	12,638	30,082
Pre-clinical and early-stage selective cortisol modulators and ALS	7,663	3,412	19,678	17,066
Unallocated activities, including manufacturing and regulatory activities	11,757	10,351	35,316	25,787
Stock-based compensation	6,893	5,839	19,502	17,557
Total research and development expense	$56,709	$68,846	$176,864	$190,052
It is difficult to predict the timing and cost of development activities, which are subject to many uncertainties and risks, including inconclusive or negative results, slow patient enrollment, adverse side effects and difficulties in the formulation or manufacture of study drugs and lack of drug-candidate efficacy. In addition, clinical development is subject to government oversight and regulations that may change without notice. We expect our research and development expense in 2026 to be approximately the same as in 2025, as we advance our clinical programs and initiate new clinical trials, offset by decreased expenses due to clinical programs that are nearing completion and as the cost of manufacturing Lifyorli after regulatory approval is no longer recorded as research and development expenses.
Selling, general and administrative expense – Selling, general and administrative expense includes (1) recruiting and compensating commercial and administrative personnel, (2) the cost of vendors supporting commercial activities and (3) legal and accounting fees.
Selling, general and administrative expense was $164.4 million and $466.7 million for the three and nine months ended September 30, 2026, respectively, compared to $124.0 million and $318.5 million for the comparable periods in 2025. The increases were primarily due to increased employee compensation expenses and sales and marketing activities to support commercialization of our Hypercortisolism Products and Lifyorli and increased legal expenses.
We expect our selling, general and administrative expense to be higher in 2026 than in 2025 due to increased commercial and administrative activities to support our increased sales and marketing efforts.
Interest and other income - Interest and other income was $5.6 million and $15.1 million for the three and nine months ended September 30, 2026, respectively, compared to $5.0 million and $16.2 million for the comparable periods in 2025 and consisted primarily of interest income from marketable securities. The increase in interest and other income for the three months ended September 30, 2026 was due to higher cash, cash equivalents and marketable securities, partially offset by market-wide decreases in interest rates. The decrease in interest and other income for the nine months ended September 30, 2026 was primarily due to market-wide decreases in interest rates.
Income tax benefit - Income tax benefit was $6.5 million and $16.5 million for the three and nine months ended September 30, 2026, respectively, compared to income tax benefits of $4.4 million and $18.8 million for the comparable periods in 2025, respectively. The increase in income tax benefit during the three months ended September 30, 2026 was primarily due to an increase in stock compensation deductions as compared to the comparable period in 2025. The decrease in income tax benefit during the nine months ended September 30, 2026 was primarily due to an increase in pre-tax income in 2026 as compared to the comparable period in 2025.
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
As of September 30, 2026, we had cash, cash equivalents and marketable securities of $662.3 million, consisting of cash and cash equivalents of $98.7 million and marketable securities of $563.6 million, compared to cash, cash equivalents and marketable securities of $532.4 million, consisting of cash and cash equivalents of $120.5 million and marketable securities of $411.9 million as of December 31, 2025.
The cash in our bank accounts and our marketable securities could be reduced or our access to them restricted if the financial institutions holding them were to fail or severely adverse conditions were to arise in the markets for public or private debt securities. We have never experienced a material lack of access to cash or material realized losses.
Net cash provided by operating activities was $159.7 million for the nine months ended September 30, 2026, compared to $103.5 million for the comparable period in 2025. The increase was primarily due to higher revenue.
Net cash used in investing activities was $156.7 million for the nine months ended September 30, 2026, compared to net cash provided by investing activities of $81.6 million for the comparable period in 2025. The change was primarily due to the allocation of cash towards purchases of marketable securities during the nine months ended September 30, 2026. In the comparable period in 2025, we allocated higher cash proceeds from the maturities of marketable securities towards cash equivalents to purchase shares in connection with our stock repurchase program.
Net cash used in financing activities was $25.2 million for the nine months ended September 30, 2026, compared to $189.2 million for the comparable period in 2025. In the nine months ended September 30, 2026, we spent $60.9 million acquiring shares of our common stock, comprised of $55.2 million to acquire our common stock in connection with the satisfaction of statutory withholding requirements for net settlement of cashless option exercises and vesting of restricted stock grants and $5.7 million in connection with our stock repurchase program, offset by $26.7 million net cash received from the exercise of stock options and $9.1 million received in connection with our ESPP. In the comparable period in 2025, we spent $209.3 million acquiring shares of our common stock, comprised of $172.9 million in connection with our stock repurchase program and $36.4 million to acquire our common stock in connection with the satisfaction of statutory withholding requirements for net settlement of cashless option exercises and vesting of restricted stock grants, offset by $13.0 million net cash received from the exercise of stock options and $7.2 million received in connection with our ESPP.
As of September 30, 2026, we had retained earnings of $781.4 million.
Contractual Obligations and Commitments
Our contractual payment obligations and purchase commitments are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. Other than the addition of commitments to purchase $34.0 million of API, our payment obligations and purchase commitments did not change materially during the nine months ended September 30, 2026. See Note 4 to our Unaudited Condensed Consolidated Financial Statements for more information regarding our purchase commitments.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks as of December 31, 2025 are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. The market risks associated with our cash, cash equivalents and marketable securities, which consist primarily of debt instruments and money market funds with original maturities of no more than 25 months, did not change materially during the nine months ended September 30, 2026.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. As of September 30, 2026, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of the Company’s senior management and board of directors as appropriate to allow timely decisions regarding required disclosure at the reasonable assurance level.
Changes in internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2026 and concluded that there was no change during the quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Purported Securities Class Action
On February 20, 2026, a putative securities class action complaint was filed in the United States District Court for the Northern District of California against Corcept and certain of its executive officers, now captioned In re Corcept Therapeutics Incorporated Securities Litigation, Case No. 3:26-cv-01525-TLT (the “Securities Action”). On July 30, 2026, the Court appointed co-lead plaintiffs and co-lead counsel. On August 28, 2026, lead plaintiffs filed an amended complaint, which asserts claims against all defendants pursuant to Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as claims against the individual defendants pursuant to Sections 20(a) and 20A of the Exchange Act. The amended complaint alleges, among other things, that the defendants made or are responsible for making false and materially misleading statements and omissions regarding our NDA for relacorilant as a treatment for patients with hypercortisolism. The amended complaint asserts a putative class period from October 31, 2024 to December 30, 2025, and seeks damages, attorneys’ fees and costs and unspecified relief. We will vigorously defend ourselves against this lawsuit.
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
We will continue to vigorously enforce our intellectual property rights relating to Korlym. We intend to petition the United States Supreme Court for a writ of certiorari to overturn the Federal Circuit Court’s decision.
Antitrust Litigation
In June 2024, Teva filed a complaint in the Northern District of California, captioned Teva Pharmaceuticals USA, Inc. v. Corcept Therapeutics, Inc., et al. (N.D. Cal.), Case No. 5:24-cv-03567 (the “Teva Antitrust Litigation”). This lawsuit names, as defendants, Corcept and Optime Care, Inc. (“Optime”), the specialty pharmacy that previously served as our exclusive specialty pharmacy services vendor dispensing Korlym and the authorized generic version of Korlym and performing related pharmacy and patient support services. The lawsuit alleges, among other things, that Corcept and Optime violated federal and state laws related to antitrust and unfair business practices. In September 2025, the District Court granted in part and denied in part defendants’ motion to dismiss the lawsuit, thereby dismissing some of Teva’s claims and theories. Teva subsequently filed a Second Amended Complaint (“SAC”) reasserting some of its state law claims, and, later, a Third Amended Complaint (“TAC”) adding claims related to Corcept’s agreement with the new specialty pharmacy vendor to which we began transferring specialty pharmacy services in 2025. Corcept and Optime filed motions to dismiss portions of Teva’s SAC and TAC. On May 5, 2026, the Court partially granted and partially denied these motions, allowing the case to proceed. The Court has scheduled a hearing on our motion for summary judgment for December 16, 2026. The case is scheduled for trial in March 2027.
In February 2025, several named plaintiffs filed a complaint against Corcept in the Alameda County Superior Court for the State of California, captioned Aetna Inc., Health Care Service Corporation, Humana Inc. and Molina Healthcare Inc. v. Corcept Therapeutics, Inc., Case No. 25CV110493 (the “Aetna Litigation”). This lawsuit names Corcept as the sole defendant and includes allegations substantially similar to those made in the Teva Antitrust Litigation. In March 2025, Corcept filed a cross-complaint against the plaintiffs in the Aetna Litigation and a notice to remove this lawsuit from state court to federal court. In September 2025, the United States District Court for the Northern District of California granted the plaintiffs’ motion to remand this case back to the state court. On July 20, 2026, the Alameda County Superior Court for the State of California denied our motion to stay this proceeding pending resolution of the Teva Antitrust Litigation. The state court also granted in part and denied in part our motion to dismiss the plaintiffs’ complaint. The plaintiffs recently filed an amended complaint attempting to maintain certain elements of their lawsuit dismissed by the state court. A trial date has not been set for the Aetna Litigation.
We will continue to vigorously defend ourselves against these lawsuits.
Qui Tam Litigation
In 2017, a qui tam lawsuit was filed under seal in the U.S. District Court for the District of New Jersey (U.S. et al. ex rel. Stephen Elliott v. Corcept Therapeutics, Inc., No. 17-CV-1303 (SRC)) by a former employee who worked at Corcept until August 2016 (the “Qui Tam Action”). A qui tam action is a lawsuit brought by a private person, referred to as a relator, on behalf of the government. If successful, the relator may be entitled to receive a portion of any recovery. The Qui Tam Action alleged, among other things, that Corcept violated the federal False Claims Act and similar state laws in connection with our sales of Korlym. As previously disclosed, the Department of Justice (the “DOJ”) and the United States Attorney’s Office for the District of New Jersey (the “NJ USAO”) issued a records subpoena to Corcept in connection with the Qui Tam Action in November 2021, pursuant to Section 248 of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which sought information relating to Korlym. We fully cooperated in response to the subpoena, and in May 2026, the DOJ and the NJ USAO declined to intervene in the Qui Tam Action. On June 2, 2026, the relator served Corcept with an amended complaint indicating his intent to pursue this action without the participation of the DOJ. We filed a motion to dismiss the Qui Tam Action on September 21, 2026. We will vigorously defend ourselves against this action.
Other Litigation
On April 10, 2026, a purported shareholder derivative complaint was filed in the U.S. District Court for the Northern District of California by Mark LeRiger, captioned LeRiger v. Belanoff et al., Case No. 3:26-cv-03106-TLT (N.D. Cal.). This complaint names as defendants several of our executive officers, all current members of our board of directors and one former director. Corcept is named as a nominal defendant. Based on the same statements at issue in the original complaint in the Securities Action, the derivative complaint asserts claims for violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, breach of fiduciary duty, unjust enrichment, waste of corporate assets, and disgorgement of insider trading profits. The complaint seeks unspecified monetary relief and various forms of equitable relief, including disgorgement. This action has been stayed pending resolution of the anticipated motion to dismiss in the Securities Action.
In addition to the above-described matters, we are involved from time to time in other legal proceedings arising in the ordinary course of our business. Although the outcome of any such matters and the amount, if any, of our liability with respect to them cannot be predicted with certainty, we do not believe that they will have a material adverse effect on our business and our financial results.
ITEM 1A.  RISK FACTORS
Investing in our common stock involves significant risks. Before investing, carefully consider the risks described below and the other information in this quarterly report, including our condensed consolidated financial statements and related notes. The risks and uncertainties described below are the ones we believe may materially affect us. There may be others of which we are unaware that could materially harm our business or our financial results and cause the price of our stock to decline, in which case you could lose all or part of your investment.
Summary of Principal Risks
The following bullet points summarize the principal risks we face, each of which could adversely affect our business and our financial results. Below, we have arranged these risks by the part of our business they most directly affect.
Risks Related to our Commercial Activities
•Failure to generate sufficient revenue from the sale of Korlym, our authorized generic of Korlym and Lifyorli (collectively, our “Products”) or the inability of our specialty pharmacy vendors to meet demand would harm our financial results and would likely cause our stock price to decline.
•Other companies offer medications that treat patients with hypercortisolism (including generic versions of Korlym) and patients with platinum-resistant ovarian cancer. The availability of such competing treatments could limit our product revenue.
•Public perception of mifepristone or legislation limiting or barring its distribution or use for termination of early pregnancy may limit our ability to sell our current Products.

•New laws, government regulations, or changes to existing laws and regulations could make it difficult or impossible for us to obtain acceptable prices or adequate insurance coverage and reimbursement for our Products, which would adversely affect our financial results.
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
Risks Related to our Commercial Activities
Failure to generate sufficient revenue from the sale of Korlym, our authorized generic of Korlym, and Lifyorli (collectively, our “Products”) or the inability of our specialty pharmacy vendors to meet demand would harm our financial results and would likely cause our stock price to decline.
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
•the preference of physicians or payors for competing treatments for patients with platinum-resistant ovarian cancer or hypercortisolism, including on- and off-label treatments and generic versions of Korlym;
•the inability of our pharmacy and distributor vendors to dispense our Products in a timely manner;
•disruptions in our supply chain due to the imposition of tariffs or other restrictions on trade; and
•lack of availability of government or private insurance, the shift of a significant number of patients to Medicaid, which reimburses our Products at a significantly lower price, or the introduction of government price controls or other price-

reducing regulations, such as the IRA, that may significantly limit Medicare reimbursement rates and the One Big Beautiful Bill Act (“OBBBA”) of 2025, which will reduce Medicaid funding significantly.
Failure to generate sufficient product revenue could prevent us from fully funding our planned commercial and clinical activities and would likely cause our stock price to decline.
Other companies offer medications that treat patients with hypercortisolism (including generic versions of Korlym) and patients with platinum-resistant ovarian cancer. The availability of such competing treatments could limit our product revenue.
A number of medications have been approved by the FDA to treat patients with Cushing’s syndrome. Recordati Industria Chimica e Farmaceutica S.p.A. (“Recordati”) has marketed the injectable somatostatin analogue pasireotide in the U.S. and EU as a treatment for adult patients with Cushing’s disease, a subset of hypercortisolism, since 2012. In 2020, the FDA granted Recordati approval to market the cortisol synthesis inhibitor osilodrostat to treat patients with Cushing’s disease, which approval was broadened in April 2025 to include adult patients with any etiology of hypercortisolism. In 2021, Xeris Biopharma Holdings, Inc. received FDA approval to market the cortisol synthesis inhibitor levoketoconazole to treat adult patients with hypercortisolism. Levoketoconazole is an enantiomer of the generic anti-fungal medication, ketoconazole, which is widely prescribed off-label to treat patients with hypercortisolism.
In January 2024, Teva began selling a generic version of mifepristone, which has materially reduced the price we receive for our Hypercortisolism Products. Teva’s commercial efforts may materially harm our results of operations by reducing the number of tablets we sell or further reducing their price or both. We also have litigation settlements with Sun Pharmaceutical Industries Limited (“Sun”) and Hikma Pharmaceuticals USA Inc. (“Hikma”) that allow them to begin selling mifepristone if the FDA approves their products and Teva’s generic product remains commercially available. The commercial availability of Sun and Hikma’s proposed generic products could further reduce the price we receive for our Hypercortisolism Products or reduce the number of tablets we sell or both, which would harm our results of operations further and cause our stock price to decline.
Patients with platinum-resistant ovarian cancer have a number of medications available. Chemotherapies, such as paclitaxel, doxorubicin, gemcitabine and topotecan, are commonly used to treat patients with platinum-resistant ovarian cancer as monotherapy or in combination with bevacizumab, which has been marketed by Genentech, Inc. of F. Hoffmann-La Roche Ltd since 2014.
Since November 2022, ImmunoGen, Inc. of AbbVie Inc. has marketed mirvetuximab soravtansine-gynx as a treatment for patients with platinum-resistant ovarian tumors that express the folate-alpha receptor at high levels, which occurs in one in every three patients.
In April 2024, Daiichi Sankyo Company, Limited and AstraZeneca PLC received approval to market trastuzumab deruxtecan as a treatment for patients with platinum-resistant ovarian cancer, with tumors that express the HER-2 receptor at specified levels.
In February 2026, Merck & Co., Inc. received approval to market pembrolizumab as a treatment for patients with platinum-resistant ovarian cancer, with tumors that express the PD-1 receptor at specified levels, which occurs in 50 to 60 percent of patients.
Physician preference for other medications with the potential to treat patients taking one of our Products could reduce our revenue materially and harm our results of operations, causing our stock price to decline.
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

In September 2025, the U.S. Department of Health and Human Services (“HHS”) announced that it would re-examine the safety of mifepristone for use in the termination of early pregnancy. There can be no assurance this re-examination will not result in restrictions on the distribution of mifepristone for any use, including the treatment of patients with hypercortisolism. Heightened public awareness of mifepristone as an abortifacient may draw the attention of hostile federal and state government officials or political activists to our Hypercortisolism Products – as could additional public debate concerning current or proposed restrictions on the distribution of mifepristone. This may be the case even though (i) our Hypercortisolism Products are not approved for the termination of pregnancy, (ii) we do not promote them for that use and (iii) we have taken measures to minimize the chance that they will accidentally be prescribed to a pregnant woman.
New laws, government regulations, or changes to existing laws and regulations could make it difficult or impossible for us to obtain acceptable prices or adequate insurance coverage and reimbursement for our Products, which would adversely affect our financial results.
The commercial success of our Products depends on the availability of acceptable pricing and adequate insurance coverage and reimbursement. Government payers, including Medicare, Medicaid, the United States Department of Veterans Affairs and the United States Department of Defense, as well as private insurers and pharmacy benefit managers, are increasingly attempting to contain healthcare costs by limiting access to, and reimbursement for, medicines. In many foreign markets, drug prices and the profitability of prescription medications are subject to government control. In the United States, we expect that there will continue to be federal and state proposals for similar controls. Also, the trends toward managed health care in the United States and recent laws and legislation intended to increase the public visibility of drug prices and reduce the cost of government and private insurance programs could significantly influence the purchase of health care services and products and may result in lower prices for our Products. If government or private payers cease to provide adequate and timely coverage, pricing and reimbursement for our Products, physicians may not prescribe the medication and patients may not purchase it, even if it is prescribed, or the price we receive may be reduced, which would reduce our revenue.
In the United States, there have been and continue to be legislative initiatives to contain healthcare costs. The IRA significantly changed the way Medicare pays for prescription drugs. The IRA requires the Secretary of the HHS to negotiate Medicare prices for selected drugs and biologicals, including both physician-administered products covered under Medicare’s Part B benefit and self-administered drugs such as our Products that are covered under the Part D benefit. Each year, the Secretary will select for price negotiation a specified number of negotiation-eligible drugs with the highest total Part B or D expenditures over the preceding 12-month period. To be eligible for price negotiation, a drug must have been on the market for at least seven years without generic competition. Orphan drugs, such as our Hypercortisolism Products, that are designated for one or more rare diseases or conditions and approved only for indications for such diseases or conditions and drugs with less than $200 million in annual Medicare expenditures are exempt from the negotiation program. For the first two years of the program, 2026 and 2027, only Part D drugs are eligible. The Secretary will publish the negotiated price, known as the “Maximum Fair Price” (“MFP”), for each of the selected products. Manufacturers of selected drugs would be required to offer the drug to Medicare recipients at the MFP. Manufacturers who fail to negotiate with the Secretary or offer their drug to Medicare recipients at the MFP can face significant civil money penalties or excise tax liability on sales of that drug. CMS has implemented the IRA through guidance documents but has announced a proposed rulemaking to transition the implementation of the program to formal rulemaking. Several pharmaceutical companies, as well as the United States Chamber of Commerce and the Pharmaceutical Research and Manufacturers of America, have filed lawsuits against the HHS and CMS, asserting that, among other things, the IRA’s drug price negotiation program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution and is otherwise unlawful. The HHS has generally won the substantive disputes in these cases. The HHS has generally continued to win the substantive disputes in appeals, and the Supreme Court has denied certiorari, thus leaving intact these appellate decisions in favor of the HHS. If our Products or any drug we commercialize become eligible for Medicare negotiation, the revenue we generate from sales of those drugs may be significantly reduced.
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
In December 2025, CMS proposed rules under its Center for Medicare and Medicaid Innovation (“CMMI”) authority known as the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) model for medications such as Lifyorli that are covered by Medicare Part D. As currently proposed, GUARD would impose additional rebates on manufacturers of qualifying drugs that would have the effect of lowering the Medicare price for such drugs to prices paid in countries that are economically comparable to the United States. These rebates would cover 25 percent of Medicare Part D beneficiaries and would impact Medicare Part D sales for these beneficiaries, with Medicare Part D sales to the remaining 75 percent of beneficiaries unaffected. Under the rules as proposed, GUARD rebates for a drug would be set for the years from January 1, 2027-December 31, 2031 based on the lowest ex-U.S. defined price offered in 2027.
Participation in GUARD would likely be mandatory for us. The GUARD rules have not been finalized and may change; a final rule has been under review by the Office of Management and Budget since June 2026. In September 2026, CMS finalized a similar international reference pricing model for drugs covered by Medicare Part B, the Global Benchmark for Efficient Drug Pricing (“GLOBE”) model.
The GUARD program remains subject to legal challenges and change through rulemaking or regulatory guidance. It remains to be seen whether and how drug pricing initiatives like these will apply to our Products and product candidates, how they will affect the broader pharmaceutical industry, and whether similar reform measures may be adopted in the future. Any expansion, finalization or implementation of these or similar most-favored-nation (“MFN”) or MFN-based pricing initiatives could subject our Products to additional rebate obligations, negatively impact our pricing strategies, product demand, or competitive positioning across global markets, and may result in reduced revenue.
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

We depend on vendors to package our Products and dispense them to patients. We also depend on vendors to manufacture the active pharmaceutical ingredient (“API”) and capsules or tablets for our commercialized products as well as our product candidates. If our vendors become unable or unwilling to perform these functions or are unable to meet demand for our Products and we cannot transfer these activities to other vendors in a timely manner, our business will be harmed.
In 2025, our previous specialty pharmacy vendor was unable to fully meet demand for our Hypercortisolism Products. In the first quarter of 2026, we completed the transition to our new primary vendor, Curant.
Curant dispenses our Hypercortisolism Products and performs related pharmacy and patient support services, including the collection of payments from insurers representing more than 99 percent of our hypercortisolism revenue. If Curant does not adhere to its agreements with payers or does not continue to meet regulatory requirements concerning pharmacy operations, it may not be able to collect, on our behalf, some or all of the payments due to us. In addition, if Curant has operational difficulties or otherwise becomes unable or unwilling to perform obligations under our agreement, we may not be able to dispense our Hypercortisolism Products in a timely manner to some or all of our patients, which may adversely affect our business and our financial results. Our agreement with Curant became effective in June 2025 and extends to June 2028 with automatic renewal for successive one-year terms, unless terminated earlier by us upon 180 days’ notice, subject to customary termination provisions, including the right of either party to terminate in the event of a material breach by the other party. In addition, we may terminate the agreement without cause for convenience with prior written notice.
We use a specialty pharmacy and specialty distributors to distribute Lifyorli.
In the event any of our vendors fails to perform its contractual obligations to us or is materially impaired in its performance, we may experience disruptions and delays in our ability to deliver our commercialized products to patients or investigational drugs to patients in our clinical trials, which would adversely affect our business and our financial results.
The facilities used by our vendors to manufacture and package the API and drug product for our Products and product candidates and distribute them to hospitals, clinics and patients must be approved by government regulators in the United States, Europe, and elsewhere. We do not control the activities of these vendors, including whether they maintain adequate quality control and hire qualified personnel. We are dependent on them for compliance with the regulatory requirements known as current good manufacturing practices (“cGMPs”), which are subject to change at the regulators’ discretion. If our vendors cannot manufacture material that conforms to our specifications and the strict requirements of the FDA or others, they will not be able to maintain regulatory authorizations for their facilities, and we could be prohibited from using the API or drug product they have provided. If the FDA, EMA, the Medicines and Healthcare Products Regulatory Agency (“MHRA”) or other regulatory authorities withdraw regulatory authorizations of these facilities, we may need to find alternative vendors or facilities, which would be time-consuming, complex and expensive and could significantly hamper our ability to develop, obtain regulatory approval for and market our Products. Sanctions could be imposed on us, including fines, injunctions, civil penalties, refusal of regulators to approve our product candidates, delays, suspensions or withdrawals of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business. In addition, our reputation as a reliable sponsor of clinical studies would be harmed, which would make it more difficult for us to develop our drug candidates.
Natural disasters, such as earthquakes, fires, extreme weather events or widespread outbreaks of a deadly disease, could disrupt our commercial and clinical activities or damage or destroy clinical trial sites, our office spaces, the residences of our employees or the facilities or residences of our vendors, contractors or consultants, which could significantly harm our operations.
Any widespread occurrence of deadly illness could adversely affect our business and our financial results. For example, the COVID-19 pandemic made it difficult to grow our commercial business and slowed the pace of some of our clinical trials.
We are also vulnerable to natural disasters, including earthquakes, fires, hurricanes, floods, blizzards, and extended periods of extreme heat, cold and precipitation made more frequent and severe by global warming. For example, our headquarters are in the San Francisco Bay Area, which experiences earthquakes, wildfires and flooding. Our specialty pharmacy vendors, distributors, tablet manufacturers and warehouses are in areas subject to hurricanes and tornadoes. All our activities, as well as the activities of our vendors, consultants, clinical investigators, patients, physicians and regulators, are subject to the risks posed by global warming.
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
We are subject to statutes and regulations governing the promotion and sale of medicine. Although physicians are permitted to prescribe drugs for any indication they choose, manufacturers may only promote products for their FDA-approved use. All other uses are referred to as “off-label”; manufacturers are prohibited from engaging in any “off-label” promotion. In the United States, we market our Hypercortisolism Products to treat hyperglycemia secondary to hypercortisolism in adult patients with endogenous Cushing’s syndrome who have type 2 diabetes mellitus or glucose intolerance and for whom surgery has failed or is not an option and Lifyorli in combination with nab-paclitaxel to treat adult patients with platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer who have received one to three prior systemic treatment regimens, at least one of which included bevacizumab. Among other activities, we provide promotional materials and training programs to physicians covering the use of our Products for these indications. The FDA may change its policies or enact new regulations at any time that may restrict our ability to promote our Products, which could adversely impact our business.
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
At any time prior to the regulatory approval of a product candidate, we may decide, or the FDA or other regulatory authorities may require us, to conduct more pre-clinical or clinical studies, provide additional analysis of existing data or change the size or design of a trial already underway. Such additional or changed requirements, which regulators may impose in their sole discretion, may delay or prevent the completion of development, submission of an NDA or the completion of regulatory review, which would increase our costs and adversely impact future revenue. Even if we conduct the clinical trials and supportive studies that we consider appropriate and the results are positive, we may not receive regulatory approval and marketing authorization to market our product candidates, which would adversely affect our business and our financial results. Following regulatory approval, there is no assurance of commercial success.
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
Our inability or the inability of our vendors to comply with applicable FDA and other regulatory requirements can result in delays in or denials of new product approvals, suspending or withdrawing our existing regulatory approvals, mandatory modifications to labeling or promotional materials, requirements to provide corrective information to healthcare professionals, warning letters, untitled letters, fines, consent decrees restricting or suspending manufacturing operations, injunctions, civil penalties, recall or seizure of products, product detention or refusal to permit import or export of our Products, total or partial suspension of product sales and criminal prosecution. We may seek to commercialize our Products in international markets, which would require us to receive a marketing authorization and, in many cases, pricing approval, from the appropriate regulatory authorities. Approval procedures vary between countries and can require additional pre-clinical or clinical studies. Obtaining approval may take longer than it does in the United States. Although approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by others, failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Any of these or other regulatory actions could materially harm our business and our financial results.
We submitted an NDA for relacorilant as a treatment for patients with hypercortisolism. On December 30, 2025, the FDA issued a CRL declining to approve relacorilant for the proposed use and stating that additional evidence of effectiveness was required. In April 2026, the FDA asked us to conduct additional analyses of the data included in our NDA. Based on the outcome of those analyses, we resubmitted our NDA to the FDA on June 17, 2026. The FDA has assigned a Prescription Drug User Fee Act target date of December 17, 2026 to complete its review. We have also submitted to the EMA an MAA for relacorilant in combination with nab-paclitaxel as a treatment for patients with platinum-resistant ovarian cancer. In September 2026, the CHMP recommended that the EC approve our application. The EC will review the CHMP’s opinion and issue a final decision regarding approval in the fourth quarter of 2026. Regulatory decisions regarding our NDA and MAA may be delayed and there is no assurance that they will be approved.
Even if we eventually complete clinical testing and receive approval or other marketing authorization from the FDA or comparable foreign regulatory authority, the FDA or the comparable foreign regulatory authority may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-marketing clinical trials. The FDA or the comparable foreign regulatory authority also may approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally propose, and the FDA or comparable foreign regulatory authority may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate or other product candidates and would materially and adversely impact our business and our financial results. In addition, if we receive regulatory approval for a product candidate, we will be subject to ongoing requirements and oversight by the FDA and other regulatory authorities, such as continued safety and other reporting requirements and possibly post-approval marketing restrictions and additional costly clinical trials. If we are not able to maintain regulatory compliance, we may be required to stop development of a product candidate or to stop selling a product that has already been approved. We may also be subject to product recalls or seizures. Future governmental action or changes in regulatory authority policy or personnel may also result in delays or rejection of pending or anticipated product approvals.
The FDA’s and comparable foreign regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. The Loper decision also may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which could adversely affect our business or our financial results.
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
We cannot assure investors that a liquid trading market for our common stock will exist at any particular time. As a result, holders of our common stock may not be able to sell shares quickly or at the current market price. During the 52-week period ended October 22, 2026, our average daily trading volume was approximately 1,423,970 shares and the intra-day sales prices per share of our common stock on the Nasdaq Capital Market ranged from $28.66 to $126.38.
Our stock price can experience extreme price and volume fluctuations that are unrelated or disproportionate to our results of operations. Securities class action lawsuits are often instituted against companies following periods of stock market volatility. Such litigation is costly and diverts management’s attention from productive efforts.
Factors that may cause the price of our common stock to fluctuate rapidly and widely include:
•actual or anticipated variations in our results of operations or changes to any public guidance we have provided;
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
•investor concerns that physicians will prefer, now or in the future, medications that compete with our Products;
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
The guidance we provide as to our expected revenue is only an estimate of what we believe is realizable at the time we give such guidance. Our revenue depends on many factors, including, without limitation, the efficacy of our sales and marketing efforts, the price we receive from private and government payors, competition from alternate treatments for patients with hypercortisolism, including from generic versions of Korlym, competition from alternate treatments for patients with platinum-resistant ovarian cancer and changes in government regulations. Our guidance estimate considers all of these factors, but they are difficult to predict. As a result, our revenue may vary materially from our guidance. Research analysts publish estimates of our future revenue and earnings based on their own analysis. The revenue guidance we provide may be one factor they consider when determining their estimates. If our revenue is materially less than the guidance we provide or the revenue estimates published by the research analysts who cover our stock, our stock price may decline.
We have in the past been, and may in the future be, subject to short-selling strategies that may drive down the market price of our common stock and increase its volatility.
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
The administration may adopt new policies or take new actions that make it more difficult and costly to develop our product candidates. Significant cuts or disruptions to the staffing of government agencies and their budgets may delay review of current and future NDAs and may hamper our ability to advance our other clinical programs. The research programs of our academic collaborators may be canceled or their funding reduced. These actions may be taken with little or no advance notice.
The significant cuts to funding for Medicaid contained in the OBBBA enacted in July 2025 will increase the cost of our financial assistance and charitable donation programs. There may be further reductions in federal healthcare spending that may harm our business.
The imposition of tariffs on materials we or our vendors and collaborators use to conduct experiments or to make our Products or product candidates has increased our costs and may increase them further. The United States’ tariff regime and the tariff regime of its trading partners are in constant flux. Although we monitor the situation closely, the tariffs that may affect our business are difficult to predict. It is unlikely that we will be able to anticipate new trade measures or mitigate their impacts, which could be material. Additionally, the laws and regulations governing our operations, as well as the application of those laws and regulations, may change without notice. Failure by us or our vendors to comply with new laws or regulations or to respond in a timely way to abrupt changes in the application of existing laws and regulations could adversely affect our business and our financial results.

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
Our commercial and research and development efforts are constrained by our limited administrative, operational and management resources. To date, we have relied on a small management team. Growth will impose significant added responsibilities on members of management, including the need to recruit and retain additional employees. Our financial results and ability to compete will depend on our ability to manage growth effectively. To that end, we must:
•continue to add talented, experienced personnel to our endocrinology, oncology and emerging markets businesses;
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
Our ability to operate successfully and manage growth depends upon hiring and retaining skilled managerial, scientific, sales, marketing and financial personnel. The job market for qualified personnel is intensely competitive and turnover rates have reached record highs within our industry and the geographical areas from which we recruit. We depend on the principal members of our management and scientific staff. Any officer or employee may terminate his or her relationship with us at any time and work for a competitor. We do not have employment or key-person life insurance covering any of our personnel. The loss of key individuals could delay our research, development and commercialization efforts.
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
In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Requirements for compliance under HIPAA are also subject to change, as the HHS Office for Civil Rights issued a proposed rule that would amend certain security compliance requirements for covered entities and business associates.
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
The DOJ issued a rule in 2025 entitled “Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” and known less formally as the “Bulk Transfer Rule.” The Bulk Transfer Rule is codified at 28 CFR part 202 and prohibits and restricts bulk transfers of sensitive personal data (including genetic and health data) to countries of concern, such as China, Russia, and Iran to prevent access by foreign adversaries. It restricts our ability to engage in certain cross-border transactions involving genomic or biological samples and related data, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and may require additional contractual negotiations, which may adversely impact our business and our financial results.
In addition, certain state laws govern the privacy and security of health-related and other personal information in certain circumstances, some of which may be more stringent, broader in scope or offer greater individual rights with respect to protected health information than HIPAA and many of which may differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Confidentiality of Medical Information Act imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. Further, the California Consumer Privacy Act (the “CCPA”), revised and amended by the California Privacy Rights Act (the “CPRA” and collectively, the “CCPA”), created individual privacy rights for California consumers and increased the privacy and security obligations of entities handling certain personal information as well as limitations on data uses, audit requirements for higher risk data, and opt outs for certain uses of sensitive data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA is enforced by the California Privacy Protection Agency, which is authorized to issue substantive regulations resulting in increased privacy and information security enforcement. The CCPA may increase our compliance costs and potential liability. Several other states have implemented similar comprehensive privacy laws that took effect in the past year or will take effect in the near future, and states have implemented or are considering laws that specifically focus on the processing of personal data related to individuals’ health, including Washington’s My Health My Data Act and California’s Confidentiality of Medical Information Act. As a result, additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial results. Additional legislation proposed at the federal level and in other states, along with increased regulatory action, reflects a trend toward more stringent privacy legislation in the United States.
Outside the United States, many jurisdictions have enacted or are in the process of enacting extensive data privacy regulations. In Europe, the GDPR took effect in 2018 and imposes stringent data protection requirements on controllers and processors of personal data of individuals within the European Economic Area (“EEA”), particularly with respect to clinical trials. The GDPR provides that EEA member states may make further laws and regulations limiting the processing of health data, which could limit our ability to use and share personal data or could cause our costs to increase and harm our business and our financial results. In addition, the GDPR increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. Legal developments have added complexity and compliance uncertainty regarding certain transfers of information from the EEA to the United States. Following EU court decisions, updated standard contractual clauses (“SCCs”) were adopted to account for these judicial decisions, imposing new requirements on data transfers. The revised SCCs must be used for relevant new data transfers from September 27, 2021, and existing SCC arrangements were required to be retired by December 27, 2022. As supervisory authorities issue further guidance on personal data export mechanisms, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Further, on July 10, 2023, the EC adopted its adequacy decision on the EU-U.S. Data Privacy Framework (“DPF”). The decision, which took effect on the day of its adoption, concludes that the United States ensures an adequate level of protection for personal data transferred from the EEA to companies certified to the DPF. It is currently unclear how the future of the DPF will evolve and what impact it will have on our international activities. The GDPR imposes substantial fines for breaches of data protection requirements, which can be up to four percent of global revenue for the preceding financial year or €20 million, whichever is greater, and it also confers a private right of action on data subjects for breaches of data protection requirements. Compliance with European data protection laws is a rigorous and time-intensive process that may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our European activities. From January 1, 2021, we have had to comply with the GDPR and separately the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law, each regime having the ability to fine up to the greater of €20 million/£17.5 million or 4 percent of global turnover. It is unclear how UK data protection laws and regulations will develop in the medium to long term and these changes may lead to additional costs and increase our overall risk exposure. In addition, on June 19, 2025, the UK’s Data (Use and Access) Act 2025 (the “DUAA”) was granted Royal Assent, implementing various measures concerning data usage in the UK and reforming data protection laws. The provisions within the DUAA will come into force through 2026, and it is currently unclear how the DUAA will be implemented and what impact it will have on our international activities.
Preparing for and complying with United States and foreign privacy and security laws and regulations is complex and costly as it is rigorous and time-intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, CROs, contractors or consultants that process or transfer personal data collected in the EU. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal data from our clinical trials, and access to certain data such as the European Health Data Space Regulation, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business and our financial results. Similarly, failure to comply with federal and state laws regarding privacy and security of personal data could expose us to fines and penalties under such laws. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.
We rely on information technology to conduct our business. A breakdown or breach of our information technology systems or our failure to protect confidential information concerning our business, patients or employees could interrupt the operation of our business and subject us to liability.
We store valuable confidential information relating to our business, patients and employees on our computer networks and on the networks of our vendors. In addition, we rely heavily on internet technology, including video conferencing, teleconferencing and file-sharing services, to conduct business. Despite our security measures, our networks and the networks of our vendors are at risk of break-ins, installation of malware or ransomware, denial-of-service attacks, data theft and other forms of malfeasance by persons seeking to commit fraud or theft, which could result in unauthorized access to, and/or misuse of, our clinical data or other confidential information, including confidential information relating to our patients or employees. Our cybersecurity risks may continue to increase due to our reliance on internet technology and the number of our employees who work remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities.
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
Disruptions or security breaches that result in the disclosure of confidential or proprietary information could cause us to incur liability and delay or otherwise harm our research, development and commercialization efforts. We may be liable for losses suffered by patients or employees or other individuals whose confidential information is stolen as a result of a breach of the security of the systems that we or third parties and our vendors store this information on, and any such liability could be material. Even if we are not liable for such losses, any breach of these systems could expose us to material costs in notifying affected individuals, as well as regulatory fines or penalties. In addition, any breach of these systems could disrupt our normal business operations and expose us to reputational damage and harm our business and our financial results. Any insurance we maintain against the risk of this type of loss may not be sufficient to cover actual losses or may not apply to the circumstances relating to any particular loss.

The use of artificial intelligence (“AI”) by us and our vendors could adversely affect our business.
We and our vendors use AI in connection with our business. Even when best-practice security measures are employed, use of AI could result in the inadvertent disclosure of confidential, proprietary or other sensitive information and its incorporation into publicly accessible databases, AI training sets or similar repositories. The AI capabilities, security practices and compliance controls of our vendors may be inadequate and could expose us to cybersecurity, confidentiality, privacy, operational and other risks. Malicious actors may use AI to identify and exploit vulnerabilities in our or our vendors’ networks, software, websites or databases and to enhance the effectiveness of their attacks, which could result in disclosure or loss of confidential, proprietary or other sensitive information, disruption of our operations or the operations of vendors upon whom we rely, and may adversely affect our business and financial results.
Changes in federal, state and local tax laws may reduce our net earnings.
Our earnings are subject to federal, state and local taxes. We offset a portion of our earnings using net operating losses and our taxes using research and development tax credits, which reduce the amount of tax we pay. Some jurisdictions require that we pay taxes or fees calculated as a percentage of sales, payroll expense, or other indicia of our activities. Please see “Part I, Item 1, Notes to Condensed Consolidated Financial Statements – Income Taxes.” Changes to existing tax laws could materially increase the amounts we pay, which would reduce our after-tax net income.
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
In January 2024, our Board of Directors authorized the repurchase of up to $200 million of our common stock pursuant to the Stock Repurchase Program. In addition, we sometimes accept, in our sole discretion, shares equal in value to any tax and exercise price liability due from option holders at the time of exercise and remit the applicable tax amounts to the tax authorities. Neither our Stock Repurchase Program nor the acceptance of shares at the time of option exercise requires us to acquire shares. Furthermore, the Stock Repurchase Program may be modified, suspended or discontinued at any time without notice. It is possible that other uses of our capital would have been more advantageous or that our future capital requirements would increase unexpectedly. By reducing our cash balance, our repurchases of common stock could hamper our ability to execute our plans, meet financial obligations or access financing.
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
As of October 22, 2026, our officers and directors beneficially owned approximately 20 percent of our common stock. Acting together, these stockholders could significantly influence any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. The interests of this group may not always coincide with our interests or the interests of other stockholders and may prevent or delay a change in control. This significant concentration of share ownership may adversely affect the trading price of our common stock because many investors perceive disadvantages to owning stock in companies with controlling stockholders.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
In January 2024, our Board of Directors approved a program authorizing the repurchase of up to $200 million of our common stock. Purchases under this program may be made in the open market, in privately negotiated transactions or otherwise. The timing and amount of any repurchases will be determined based on market conditions, our stock price and other factors. The program does not require us to repurchase any specific number of shares and may be modified, suspended or discontinued at any time without notice. The program does not have an expiration date. As of September 30, 2026, $5.7 million of the current authorization remained available for the repurchase of shares of our common stock.
The following table contains information relating to the repurchases of our common stock in the three months ended September 30, 2026 as part of our publicly announced stock repurchase program (in thousands, except average price per share):

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Dollar Amount of Shares That May Yet be Purchased Under the Program

July 1, 2026 to July 31, 2026	—	$—	$11,424
August 1, 2026 to August 31, 2026	—	—	11,424
September 1, 2026 to September 30, 2026	52	109.75	5,679
Total	52	$109.75	$5,679
The following table contains information relating to the purchase of shares of our common stock in the three months ended September 30, 2026 as part of the cashless net exercises of stock options and vesting of restricted stock (in thousands, except average price per share):

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Purchase Price of Shares(2)

July 1, 2026 to July 31, 2026	37	$97.90	$3,645
August 1, 2026 to August 31, 2026	477	112.31	53,611
September 1, 2026 to September 30, 2026	42	113.24	4,691
Total	556	$111.41	$61,947
(1) In July 2026, we issued 106,395 shares of common stock as part of a net-share settlement of a cashless option exercise, of which 24,144 shares were surrendered to us in satisfaction of related exercise cost and tax obligations. In August 2026, we issued 856,969 shares of common stock as part of a net-share settlement of a cashless option exercise, of which 435,008 shares were surrendered to us. In September 2026, we issued 56,135 shares of common stock as part of a net-share settlement of a cashless option exercise, of which 23,645 shares were surrendered to us.
In July 2026, we issued 36,693 shares of common stock as part of restricted stock vesting, of which 13,090 shares were surrendered to us in satisfaction of related tax obligations. In August 2026, we issued 118,945 shares of common stock as part of restricted stock vesting, of which 42,357 shares were surrendered to us. In September 2026, we issued 51,133 shares of common stock as part of restricted stock vesting, of which 17,781 shares were surrendered to us.
(2) We paid $37.9 million to satisfy the tax withholding obligations associated with the net-share settlement of these cashless option exercises and vesting of restricted stock.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
Insider Trading Arrangements
During the three months ended September 30, 2026, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended, or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, other than as set forth in the table below. Each trading arrangement in the table below is intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name	Position	Action	Adoption Date	Total Shares of Common Stock to be Sold	Expiration Date(1)

Daniel N. Swisher, Jr.	Director	Adoption	8/3/2026	Up to 180,000	10/31/2027
Atabak Mokari	Chief Financial Officer	Adoption	8/13/2026	Up to 200,000	11/14/2027
William Guyer	Chief Development Officer	Adoption	8/20/2026	Up to 360,000	5/31/2028

(1)	Each trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table.

Roberto Vieira, our President, Oncology, was appointed as an officer, as defined in Rule 16a-1(f) under the Exchange Act, effective as of September 1, 2026. Mr. Vieira adopted a Rule 10b5-1 trading arrangement on June 17, 2026, prior to his appointment as an officer. As Mr. Vieira was not an officer subject to the disclosure requirements of Item 408(a) of Regulation S-K at the time of adoption of this trading arrangement, no disclosure of this 10b5-1 plan was made in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, and no such disclosure has been made in the table above.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Document
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 24, 2023).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on December 11, 2023).
10.1#^	Consulting Services Agreement, dated as of September 22, 2026 and effective as of October 1, 2026, by and between Corcept Therapeutics Incorporated and Sean Maduck.
10.2#	Employment Offer Letter to Roberto Vieira, dated October 16, 2023.
10.3#	Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Roberto Vieira, dated January 29, 2024.
10.4#	Employment Offer Letter to Justin Gunn, dated June 27, 2024.
10.5#	Severance and Change in Control Agreement by and between Corcept Therapeutics Incorporated and Justin Gunn, dated October 1, 2026.
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Atabak Mokari, Chief Financial Officer of the registrant.
32.1	18 U.S.C. Section 1350 Certifications of Joseph K. Belanoff, M.D., Chief Executive Officer of the registrant.
32.2	18 U.S.C. Section 1350 Certifications of Atabak Mokari, Chief Financial Officer of the registrant.
101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2026 and December 31, 2025, (ii) Unaudited Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2026 and 2025, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2026 and 2025, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2026 and 2025, (v) Unaudited Condensed Consolidated Statements of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

CORCEPT THERAPEUTICS INCORPORATED

Date:	November 3, 2026	/s/ Joseph K. Belanoff
Joseph K. Belanoff, M.D.
Chief Executive Officer and President

Date:	November 3, 2026	/s/Atabak Mokari
Atabak Mokari
Chief Financial Officer

Date:	November 3, 2026	/s/Joseph D. Lyon
Joseph D. Lyon
Chief Accounting & Technology Officer